Form 10-Q
period 1996-06-30
CYTEL CORP/DE
filed 1996-08-12
CIK 822206

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the quarterly period ended June 30, 1996 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
       Act of 1934 for the Transition Period From       to       .
                                                  -----    -----

                         Commission file number 0-19591

                                CYTEL CORPORATION
             (Exact name of Registrant as specified in its charter)


Delaware                                                             33-0245076

                             3525 John Hopkins Court
                           San Diego, California 92121
                    (Address of principal executive offices)

                                 (619) 552-3000
                         (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No
                                       ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock: $.01 par value, 24,845,216 shares outstanding as of June 30, 1996

                                CYTEL CORPORATION

                                TABLE OF CONTENTS

                                                                                 Page
                                                                                 ----
PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Condensed Consolidated Balance Sheets as of
                    June 30, 1996 and December 31, 1995........................   1

                    Condensed Consolidated Statements of Operations for the
                    Three and Six Months Ended June 30, 1996 and 1995..........   2

                    Condensed Consolidated Statements of Cash Flows for the
                    Six Months Ended June 30, 1996 and 1995....................   3

                    Notes to Condensed Consolidated
                    Financial Statements.......................................   4

         Item 2.    Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations.................................................   7

PART II. OTHER INFORMATION

         Items 1 to 6..........................................................  10

         Signatures............................................................  12

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                CYTEL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          June 30,       December 31,
                                                                                           1996             1995
                                                                                       -------------    -------------
                                                                                        (Unaudited)        (Note)
ASSETS
Current assets:
      Cash and cash equivalents                                                        $   7,004,000    $  10,543,000
      Short-term investments                                                              23,057,000       27,896,000
      Prepaids and other current assets                                                    3,406,000        3,557,000
                                                                                       -------------    -------------
Total current assets                                                                      33,467,000       41,996,000

Property and equipment, net                                                                3,118,000        2,488,000
Deposits and other assets                                                                  4,167,000        3,628,000
                                                                                       -------------    -------------

Total assets                                                                           $  40,752,000    $  48,112,000
                                                                                       =============    =============



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued liabilities                                         $   2,577,000    $   1,620,000
      Accrued payroll and related expenses                                                   619,000          657,000
      Deferred contract revenues                                                           1,267,000        2,757,000
      Current portion of obligations under capital leases and equipment note payable       2,149,000        2,342,000
                                                                                       -------------    -------------
Total current liabilities                                                                  6,612,000        7,376,000

Deferred rent payable                                                                      1,735,000        1,832,000

Obligations under capital leases and equipment note payable                                  132,000          380,000



Stockholders' equity:
      Preferred stock, $.01 par value, 10,000,000 shares
        authorized, none issued or outstanding                                                    --               --
      Common stock, $.01 par value, 50,000,000 shares
        authorized, 24,845,216 and 24,556,399 shares issued and
        outstanding at June 30, 1996 and December 31, 1995, respectively                     248,000          246,000
      Additional paid-in capital                                                         119,433,000      118,749,000
      Accumulated deficit                                                                (87,176,000)     (80,341,000)
      Deferred compensation                                                                  (43,000)        (161,000)
      Unrealized gains (losses) on available-for-sale securities                            (189,000)          31,000
                                                                                       -------------    -------------
Total stockholders' equity                                                                32,273,000       38,524,000
                                                                                       -------------    -------------

Total liabilities and stockholders' equity                                             $  40,752,000    $  48,112,000
                                                                                       =============    =============

Note: The balance sheet at December 31, 1995 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                CYTEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                       Three months ended June 30,    Six months ended June 30,
                                                           1996           1995           1996            1995
                                                       ------------    -----------   ------------    -----------
                                                               (Unaudited)                    (Unaudited)
REVENUES
Research and development                               $  2,753,000    $ 5,488,000   $  4,420,000    $ 9,488,000
Research grants and other income                            490,000        292,000      1,127,000        501,000
                                                       ------------    -----------   ------------    -----------
                                                          3,243,000      5,780,000      5,547,000      9,989,000

OPERATING EXPENSES
Research and development                                  6,204,000      3,982,000     11,464,000      7,788,000
General and administrative                                  859,000        940,000      1,755,000      1,760,000
                                                       ------------    -----------   ------------    -----------
                                                          7,063,000      4,922,000     13,219,000      9,548,000

Interest income, net                                        367,000        445,000        837,000        865,000
                                                       ------------    -----------   ------------    -----------

Net income (loss)                                      $ (3,453,000)   $ 1,303,000   $ (6,835,000)   $ 1,306,000
                                                       ============    ===========   ============    ===========

Net income (loss) per share                            $      (0.14)   $      0.06   $      (0.28)   $      0.06
                                                       ============    ===========   ============    ===========

Shares used in computing net income (loss) per share     24,829,179     22,732,427     24,746,412     22,511,236
                                                       ============    ===========   ============    ===========

See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                CYTEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         Six months ended June 30,
                                                                                           1996            1995
                                                                                       ------------    -------------
                                                                                               (Unaudited)
OPERATING ACTIVITIES
Net income (loss)                                                                      $ (6,835,000)   $   1,306,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization                                                       758,000          703,000
        Deferred rent expense                                                               (97,000)         (51,000)
        Amortization of deferred compensation                                               102,000          171,000
        Deferred revenue                                                                 (1,490,000)      (1,750,000)
        Receivable under collaborative agreement                                            812,000       (1,000,000)
        Change in operating assets and liabilities:
            Prepaids and other current assets                                              (661,000)      (1,692,000)
            Accounts payable and accrued liabilities                                        957,000         (789,000)
            Accrued payroll and related expenses                                            (38,000)        (157,000)
                                                                                       ------------    -------------
Net cash used in operating activities                                                    (6,492,000)      (3,259,000)

INVESTING ACTIVITIES
Purchases of available-for-sale securities                                              (79,476,000)    (133,934,000)
Maturities of available-for-sale securities                                              48,467,000       73,483,000
Sales of available-for-sale securities                                                   35,628,000       58,300,000
Purchases of property and equipment                                                      (1,388,000)        (172,000)
Deposits and other assets                                                                  (539,000)        (270,000)
                                                                                       ------------    -------------
Net cash provided by (used in) investing activities                                       2,692,000       (2,593,000)

FINANCING ACTIVITIES
Principal payments on capital lease obligations and equipment note payable                 (441,000)        (396,000)
Net proceeds from issuance of common stock                                                  702,000        1,185,000
                                                                                       ------------    -------------
Net cash provided by financing activities                                                   261,000          789,000

Decrease in cash and cash equivalents                                                    (3,539,000)      (5,063,000)
Cash and cash equivalents at beginning of period                                         10,543,000       11,440,000
                                                                                       ------------    -------------
Cash and cash equivalents at end of period                                             $  7,004,000    $   6,377,000
                                                                                       ============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                          $    116,000    $     104,000
                                                                                       ============    =============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Unrealized gains (losses) on available-for-sale securities                             $   (220,000)   $     465,000
                                                                                       ============    =============

See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                CYTEL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The interim unaudited condensed consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the unaudited information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Registrant's Form 10-K for the year ended December 31, 1995.

         The condensed consolidated financial statements include the accounts of Cytel Corporation and its subsidiaries ("Cytel" or the "Company"). All significant intercompany accounts and transactions have been eliminated.

         Net income (loss) per share is computed using the weighted average number of common shares outstanding during the period.

2.       Research and Development Agreements

SCHWARZ

         In May 1995, the Company entered into a collaboration agreement with Schwarz Pharma AG ("Schwarz") for the development and marketing of carbohydrate selectin blockers, including Cylexin(TM). Schwarz and the Company will share the marketing responsibility in North America for any products developed pursuant to the collaboration, while Schwarz will have sole responsibility for marketing those products in Europe. Under the terms of the agreement, Schwarz made an upfront license payment and purchased 241,546 shares of the Company's Common Stock at $8.28 per share. Schwarz will also make payments if certain milestones are met, and will fund 75% of clinical development costs to commercialize products in Europe and North America . Additionally, the Company will receive manufacturing profits and royalties on any product sales in Europe, and Schwarz and the Company will evenly share any profits in North America. In December 1995, the Company reached a milestone under the collaboration agreement triggering a $2.0 million equity investment at $8.28 per share.

         In June 1996, the Company terminated a Phase II clinical study with its cell adhesion blocker, Cylexin, which was being conducted as part of its collaboration with Schwarz. The study was designed to evaluate the effect of the drug on myocardial salvage in patients with acute myocardial infarction treated with primary angioplasty. The Company terminated this study upon recommendation by an independent safety and data monitoring panel. Following a scheduled interim analysis, the panel determined that the drug was safe but, based upon the primary endpoint, there was no benefit in patients treated with Cylexin over those patients in the placebo control group. In April 1996, the Company announced favorable results from a preliminary analysis of a Phase II clinical trial with Cylexin evaluating its ability to reduce reperfusion injury following the surgical removal of chronic blood clots from the lungs in an orphan drug indication, pulmonary thromboendarterectomy (PTE). The Company is currently evaluating the future strategy for Cylexin with its corporate partners.

SUMITOMO

         In October 1991, the Company entered into a technology development agreement with Sumitomo Pharmaceuticals, Co., Ltd. ("Sumitomo") to develop drugs based on Cytel's selectin technology for the treatment of white blood cell-mediated diseases. Under the agreement, Sumitomo undertook to provide research and development support to the Company of $15.0 million over five years in exchange for an option to license products emerging from the collaboration for Pacific Rim markets. Upon exercise of its option to license a product, Sumitomo is obligated to pay Cytel an option fee, make payments if certain milestones are met and pay royalties to Cytel on sales of such products. These milestone payments and royalties will depend on Sumitomo's efforts in discharging its obligations in the Pacific Rim to complete product research and development, conduct clinical trials, obtain regulatory approvals and market any products. Total option fees and milestone payments to the Company will not exceed $25.0 million. Sumitomo has also granted to the Company a royalty-free license covering any technology arising from the collaboration within the field either jointly owned or owned solely by Sumitomo for use by Cytel in territories outside of the Pacific Rim. In addition, Sumitomo agreed to make an equity investment of $5.0 million in the Company.

         In October 1994, Sumitomo completed the $5.0 million equity investment in Cytel, purchasing 1,408,450 shares of Common Stock at $3.55 per share. In October 1992 and December 1994, Sumitomo exercised its option to license candidate compounds and made milestone payments of $0.5 million and $1.0 million, respectively. In February 1995, Sumitomo exercised its option on all additional compounds to be generated within the collaboration and committed to making an additional $1.0 million milestone payment to the Company, which was received in July 1995.

ABBOTT

         In December 1995, the Company signed an agreement with Abbott Laboratories, Inc. ("Abbott") under which the companies will collaborate to develop manufacturing processes for the production of certain carbohydrates for use in nutritional products. Abbott paid the Company $2.0 million for an option to obtain a worldwide license for limited applications under the Company's patents and know-how in the area of carbohydrate synthesis. Abbott will make milestone payments to the Company upon achievement of production and commercial milestones and will pay royalties based on the volume of product sold.

TAKARA

         Under agreements with Takara Shuzo Co., Ltd. Biomedical Group ("Takara") , Cytel's Theradigm technology is being applied to fungal disease targets and ex vivo cellular therapy for the treatment of cancer. The collaboration between Takara and Cytel in both the anti-fungal and anti-cancer areas continues to generate potential therapeutic drug candidates. Project teams from both companies are jointly conducting preclinical evaluation of these candidates to identify compounds for clinical testing. Under the anti-fungal collaboration, Takara agreed to provide research funding and to pay royalties in exchange for rights to develop, manufacture and market in Japan pharmaceuticals resulting from the collaboration. The Company has reciprocal rights in North America covering any technology arising from the collaboration. The companies share rights in the rest of the world. Under the ex vivo cellular therapy collaboration, Takara agreed to pay royalties on sales in Japan.
Cytel retains all rights to ex vivo cellular therapy outside Japan.

PHARMACIA AND UPJOHN

         In 1995, the Company also signed an exclusive licensing agreement with Pharmacia and Upjohn, Inc. ("Pharmacia and Upjohn"), to make, use and sell Cytel's P-selectin monoclonal anti-body, CY 1748, in all markets outside of the Pacific Rim. Pharmacia and Upjohn will make certain milestone payments and will pay royalties on sales of products under the agreement and has indicated they will focus on the use of CY 1748 for treatment of restinosis (re-clogging of arteries following angioplasty) and deep vein thrombosis (blood clots).

PART I - FINANCIAL INFORMATION
ITEM 2.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those discussed in this section and those discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         Since its inception in July 1987, Cytel has devoted substantially all of its resources to the discovery and development of its potential immunotherapeutic products. To date, Cytel has not received any revenues from the sale of products. The Company has funded its research and development primarily from equity-derived working capital and through strategic alliances with other companies. The Company has been unprofitable since its inception and expects to incur substantial operating losses for the next several years. As of June 30, 1996, the Company's accumulated deficit was $87.2 million.

RESULTS OF OPERATIONS

         Revenues for the three and six month periods ended June 30, 1996 decreased $2.5 million and $4.4 million, respectively, from the comparable period in 1995. Research and development revenues for 1995 were significantly higher as a result of upfront payments received in conjunction with collaboration and licensing agreements signed in that period. Research grant revenues for the three and six month periods ended June 30, 1996 increased from the comparable period in 1995 as a result of the award of additional research grants in late 1995.

         Research and development expenses for the three and six month periods ended June 30, 1996 increased $2.2 million and $3.7 million, respectively, from the comparable period in 1995. The increase reflects the increased costs associated with the acceleration of the Company's clinical trials.

         General and administrative expenses for the three and six month periods ended June 30, 1996 decreased slightly compared to the same period in 1995.

         The Company expects to incur substantial operating losses over the next several years due to continuing expenses associated with its research and development programs, including preclinical testing and clinical trials. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of revenues and expenses and such fluctuations may be substantial. In June 1996, the Company terminated a Phase II clinical study with its cell adhesion blocker, Cylexin. The Company is currently evaluating the future strategy for Cylexin with its corporate partners and both research and development revenues and expenses may be effected by the decisions made as a result of that evaluation. See "Schwarz" under Note 2. - "Research and Development Agreements".

LIQUIDITY AND CAPITAL RESOURCES

         The Company had net working capital of $26.9 million as of June 30, 1996 compared to $34.6 million at December 31, 1995. Cash, cash equivalents and short-term investments decreased to $30.1 million as of June 30, 1996 as compared to $38.4 million at December 31, 1995. Net cash used in operating activities was $6.5 million and $3.3 million, respectively, for the six month periods ended June 30, 1996 and 1995. The increase in net cash used in operating activities was due primarily to the timing of cash receipts under new and existing collaborations.

For the six month period ended June 30, 1996, the Company acquired an aggregate of $1.4 million in capital equipment.

         The Company's cash, cash equivalents and short-term investments are expected to decline primarily due to the continued clinical development of its immunotherapeutic product candidates and the conduct of its research programs. While the Company's investments may periodically reflect unrealized losses, management attempts to schedule the maturities of the Company's investments to coincide with the Company's expected cash requirements to minimize the amount of realized losses.

         The Company expects to incur substantial additional research and development expenditures, including costs related to preclinical testing, clinical trials and manufacturing, as well as marketing and distribution expenses. It is the Company's intention to seek additional collaborative research and development relationships with suitable corporate partners. There can be no assurance that any agreements that may result from these discussions will successfully reduce the Company's funding requirements. Additional equity or debt financing will be required, and there can be no assurance that these funds will be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its drug discovery or development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish.

         If additional financing is not available, Cytel anticipates its existing available cash, cash equivalents and short-term investments, investment income and research and development funding from collaborative agreements and research grants will be adequate to satisfy its capital requirements and fund operating losses through at least the beginning of 1998. The Company's future capital requirements depend on many factors, including progress in its drug discovery programs, the magnitude of these programs, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, changes in the existing collaborative research relationships, the ability of the Company to establish development arrangements, the cost of manufacturing scale-up and effective commercialization activities and arrangements.

         As is typical in the biotechnology industry, the commercial success of the Company will depend in part on the Company neither infringing patents issued to competitors nor breaching the technology licenses upon which the Company's products might be based. The Company is aware of third party patent applications and issued patents that may require the Company to alter products or processes, obtain licenses or cease certain activities. Based on preliminary investigation, the Company believes that its compound Cylexin may infringe one or more claims of a patent which has recently been issued to a third party. The Company is continuing to investigate the validity and scope of the patent. Subject to this further investigation, the Company believes that it may be required to either obtain a license from the third party in order to manufacture and market Cylexin or, alternatively, to shift its development effort to another compound with attendant delay. There can be no assurance the Company will be able to obtain any necessary license at a reasonable cost or that it can successfully develop an alternative compound and obtain FDA approval for it. Failure by the Company to obtain a license to any technology that it requires to commercialize its products, or to develop an alternative compound and obtain FDA approval within an acceptable period of time if required to do so, would have a material adverse effect on the Company.

         The Company's business is also subject to other significant risks, including the uncertainties associated with the lengthy regulatory approval process and with potential competition from other products. Even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, or be uneconomical to market. In June 1996, the Company terminated a Phase II clinical study with its cell adhesion blocker, Cylexin. The Company terminated this study upon recommendation by an independent safety and data monitoring panel. The Company is currently evaluating the future strategy for Cylexin with its corporate partners. See "Schwarz" under Note 2. - "Research and Development Agreements".

PART II - OTHER INFORMATION

Item 1            Legal Proceedings.

                  The Company is not a party to any legal proceedings.

Item 2            Change in Securities.    None

Item 3            Defaults Upon Senior Securities.   None

Item 4            Submission of Matters to a Vote of Security Holders.

                           The Company's Annual Meeting of Stockholders (the
                  "Annual Meeting") was held on June 13, 1996. At the Annual Meeting, the stockholders of the Company (i) elected Howard E. Greene, Jr., Virgil Thompson, Robert L. Roe, James C. Paulson, David L. Anderson, Harvey S. Sadow, Nicole Vitullo and William
                  T. Comer to serve as directors of the Company until the 1997 Annual Meeting of Stockholders, (ii) approved an amendment to the Company's 1989 Stock Plan and the 1994 Non-Employee Directors' Stock Option Plan (the "Plans") to provide that the aggregate number of shares of Common Stock authorized for issuance on a combined basis under the Plans will be 6,400,000 (an increase of 1,500,000 shares over the number previously authorized for issuance under the Plans), and to provide that the maximum number of options eligible to be granted to an individual in any one calendar year under the 1989 Stock Plan will be 500,000 (an increase of 200,000 shares over the previous maximum number of shares), and (iii) ratified the selection of Ernst & Young LLP, as the Company's independent auditors for the fiscal year ending December 31, 1996.

                           The Company had 24,805,881 shares of Common Stock
                  outstanding as of April 19, 1996, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 20,909,892 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting:

                  Proposal 1:  Election of Directors

                                                      Shares Voting   Shares Voting
                           Director                      In Favor        Against
                           --------                      --------        -------
                           Howard E. Greene, Jr.        20,243,741       666,151
                           Virgil Thompson              20,244,671       665,221
                           Robert L. Roe, M.D.          20,244,871       665,021
                           James C. Paulson, Ph.D.      20,244,871       665,021
                           David L. Anderson            20,244,871       665,021
                           Harvey S. Sadow, Ph.D.       20,244,171       665,721
                           Nicole Vitullo               20,244,671       665,221
                           William T. Comer, Ph.D.      20,244,871       665,021

                  Proposal 2: Approval of an Amendment to the Company's 1989 Stock Plan and the 1994 Non-Employee Directors' Stock Option Plan


                           Votes in favor:                            13,984,835
                           Votes against:                              2,381,689
                           Abstention:                                    44,451
                           Broker Non-Votes:                           4,498,917

                  Proposal 3: Ratification of Selection of Ernst & Young LLP, as Independent Auditors

                           Votes in favor:                            20,856,356
                           Votes against:                                 38,041
                           Abstention:                                    15,495

Item 5            Other Information.   None

Item 6            Exhibits and Reports on Form 8-K.

                  (a)  Exhibits.  None.

                  (b)  Reports on Form 8-K.  None.

                                CYTEL CORPORATION

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CYTEL CORPORATION



Date:  August 12, 1996         By: /s/ Karin Eastham
                                   --------------------------
                                   Karin Eastham
                                   Vice President, Finance and
                                   Administration and Chief Financial Officer
                                   (Duly Authorized Officer and Principal
                                   Financial Officer)