Form 10-Q
period 1996-09-30
CYTEL CORP/DE
filed 1996-11-14
CIK 822206

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(Mark One)
[ X ]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934 for the quarterly period ended September 30, 1996 or

[     ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Transition Period From _____ to
         _____.


                         Commission file number 0-19591

                               CYTEL CORPORATION
             (Exact name of Registrant as specified in its charter)


             Delaware                                 33-0245076
    ------------------------                    ------------------------

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

                               Yes__X__   No_____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                              Common Stock:  $.01 par value, 25,071,019 shares
outstanding as of September 30, 1996

                               CYTEL CORPORATION

                               TABLE OF CONTENTS



                                                                            Page

PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Condensed Consolidated Balance Sheets as of
                    September 30, 1996 and December 31, 1995  . . . . . . . .  1

                    Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 1996 and 1995 . 2

                    Condensed Consolidated Statements of Cash Flows for the
                    Nine Months Ended September 30, 1996 and 1995 . . . . . .  3

                    Notes to Condensed Consolidated
                    Financial Statements  . . . . . . . . . . . . . . . . . .  4

         Item 2.    Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations  . . . . . . . . . . . . . . . . . . . . . . .  7

PART II. OTHER INFORMATION

         Items 1 to 6 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               CYTEL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                      September 30,          December 31,
                                                                          1996                   1995
                                                                     --------------        --------------
                                                                      (Unaudited)              (Note)
                   ASSETS
Current assets:
   Cash and cash equivalents                                           10,088,000         $   10,543,000
   Short-term investments                                              18,014,000             27,896,000
   Prepaids and other current assets                                    1,828,000              3,557,000
                                                                   --------------         --------------
Total current assets                                                   29,930,000             41,996,000
 Property and equipment, net                                            2,928,000              2,488,000
 Deposits and other assets                                              4,307,000              3,628,000
                                                                   --------------         --------------
Total assets                                                       $   37,165,000         $   48,112,000
                                                                   ==============         ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                        $    2,189,000         $    1,620,000
   Accrued payroll and related expenses                                   576,000                657,000
   Deferred contract revenues                                             622,000              2,757,000
   Current portion of obligations under capital
     leases and equipment note payable                                  1,978,000              2,342,000
                                                                   --------------         --------------
Total current liabilities                                               5,365,000              7,376,000
 Deferred rent payable                                                  1,688,000              1,832,000
 Obligations under capital leases and equipment note payable               81,000                380,000
Stockholders' equity:
    Preferred stock, $.01 par value, 10,000,000 shares
     authorized, none issued or outstanding                                     -                     -
    Common stock, $.01 par value, 50,000,000 shares
     authorized, 25,071,019 and 24,556,399 shares issued
      and outstanding at September 30, 1996 and
      December 31, 1995, respectively                                     251,000                246,000
    Additional paid-in capital                                        120,064,000            118,749,000
    Accumulated deficit                                               (90,142,000)           (80,341,000)
    Deferred compensation                                                  (4,000)              (161,000)
    Unrealized gains (losses) on available-for-sale securities           (138,000)                31,000
                                                                   --------------         --------------
Total stockholders' equity                                             30,031,000             38,524,000
                                                                   ==============         ==============
Total liabilities and stockholders' equity                         $   37,165,000         $   48,112,000
                                                                   ==============         ==============

Note: The balance sheet at December 31, 1995 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               CYTEL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  Three months ended September 30,       Nine months ended September 30.
                                                      1996              1995                   1996            1995
                                                ---------------   ---------------       ---------------   ---------------
                                                               (Unaudited)                             (Unaudited)
REVENUES
Research and development                        $    1,611,000     $       1,645,000      $  6,031,000     $  11,133,000
Research grants and other income                       574,000               416,000         1,701,000           917,000
                                                --------------        --------------    --------------    --------------
                                                     2,185,000             2,061,000         7,732,000        12,050,000

OPERATING EXPENSES
Research and development                             4,568,000             4,006,000        16,032,000        11,794,000
General and administrative                             906,000             1,108,000         2,661,000         2,868,000
Acquired in-process research and development                 -             1,732,000                 -         1,732,000
                                                --------------        --------------    --------------    --------------
                                                     5,474,000             6,846,000        18,693,000        16,394,000

Interest income, net                                   323,000               537,000         1,160,000         1,402,000
                                                --------------        --------------    --------------    --------------

Net loss                                        $   (2,966,000)       $   (4,248,000)   $   (9,801,000)   $   (2,942,000)
                                                ==============        ==============    ==============    ==============

Net loss per share                              $        (0.12)       $        (0.19)   $        (0.40)   $        (0.13)
                                                ==============        ==============    ==============    ==============

Shares used in computing net loss per share         24,893,972            22,593,406        24,795,598        21,934,812
                                                ==============        ==============    ==============    ==============

See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               CYTEL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                         Nine months ended September 30,
                                                                                           1996                   1995
                                                                                     --------------          --------------
                                                                                                  (Unaudited)
OPERATING ACTIVITIES
Net loss                                                                             $   (9,801,000)         $   (2,942,000)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                         1,163,000               1,055,000
    Deferred rent expense                                                                  (144,000)                (97,000)
    Amortization of deferred compensation                                                   140,000                 243,000
    Deferred revenue                                                                     (2,135,000)             (2,500,000)
    Receivable under collaborative agreement                                              2,000,000                       -
    Change in operating assets and liabilities:
      Prepaids and other current assets                                                    (271,000)               (977,000)
      Accounts payable and accrued liabilities                                              569,000                (775,000)
      Accrued payroll and related expenses                                                  (81,000)               (199,000)
                                                                                     --------------          --------------
Net cash used in operating activities                                                    (8,560,000)             (6,192,000)

INVESTING ACTIVITIES
Purchases of available-for-sale securities                                              (91,712,000)           (171,484,000)
Maturities of available-for-sale securities                                              57,332,000              98,228,000
Sales of available-for-sale securities                                                   44,093,000              75,081,000
Purchases of property and equipment                                                      (1,603,000)               (223,000)
Deposits and other assets                                                                  (679,000)               (360,000)
                                                                                     --------------          --------------
Net cash provided by investing activities                                                 7,431,000               1,242,000

FINANCING ACTIVITIES
Principal payments on capital lease obligations and equipment note payable                 (663,000)               (602,000)
Net proceeds from issuance of common stock                                                1,337,000               4,981,000
                                                                                     --------------          --------------
Net cash provided by financing activities                                                   674,000               4,379,000

Decrease in cash and cash equivalents                                                      (455,000)               (571,000)
Cash and cash equivalents at beginning of period                                         10,543,000              11,440,000
                                                                                     --------------          --------------
Cash and cash equivalents at end of period                                           $   10,088,000          $   10,869,000
                                                                                     ==============          ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                        $      166,000          $      147,000
                                                                                     ==============          ==============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Unrealized gains (losses) on available-for-sale securities                           $     (169,000)         $      446,000
                                                                                     ==============          ==============


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

         Net loss per share is computed using the weighted average number of common shares outstanding during the period.

2.       Research and Development Agreements

SCHWARZ

         In May 1995, the Company entered into a collaboration agreement with Schwarz Pharma AG ("Schwarz") for the development and marketing of carbohydrate selectin blockers, including Cylexin(TM). Schwarz and the Company will share the marketing responsibility in North America for any products developed pursuant to the collaboration, while Schwarz will have sole responsibility for marketing those products in Europe. Under the terms of the agreement, Schwarz made an upfront license payment and purchased 241,546 shares of the Company's Common Stock at $8.28 per share. Schwarz will also make payments if certain milestones are met, and will fund 75% of clinical development costs to commercialize products in Europe and North America. Additionally, the Company will receive manufacturing profits and royalties on any product sales in Europe, and Schwarz and the Company will evenly share any profits in North America. In December 1995, the Company reached a milestone under the collaboration agreement triggering a $2.0 million equity investment at $8.28 per share.

         In June 1996, the Company terminated a Phase II clinical study with its cell adhesion blocker, Cylexin, which was being conducted as part of its collaboration with Schwarz. The study was designed to evaluate the effect of the drug on myocardial salvage in patients with acute myocardial infarction treated with primary angioplasty. The Company terminated this study upon recommendation by an independent safety and data monitoring panel. Following a scheduled interim analysis, the panel determined that the drug was safe but, based upon the primary endpoint, there was no benefit in patients treated with Cylexin over those patients in the placebo control group. In April 1996, the Company announced favorable results from a preliminary analysis of a Phase II clinical trial with Cylexin evaluating its ability to reduce reperfusion injury following the surgical removal of chronic blood clots from the lungs in an orphan drug indication, pulmonary thromboendarterectomy (PTE). The Company is currently conducting discussions with Schwarz regarding its possible participation in a potential pediatric cardiopulmonary bypass trial with Cylexin.

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

         In October 1994, Sumitomo completed the $5.0 million equity investment in Cytel, purchasing 1,408,450 shares of Common Stock at $3.55 per share. In October 1992 and December 1994, Sumitomo exercised its option to license candidate compounds and made milestone payments of $0.5 million and $1.0 million, respectively. In February 1995, Sumitomo exercised its option on all additional compounds to be generated within the collaboration and committed to making an additional $1.0 million milestone payment to the Company, which was received in July 1995. In December 1995, the Company received payment for the final year of research funding covering the period December 1995 through November 1, 1996.

         In October 1996, Sumitomo and the Company extended by six months, cancellable after three months, the technology development agreement for an additional payment of $0.8 million.

ABBOTT

        In December 1995, the Company signed an agreement with Abbott Laboratories, Inc. ("Abbott") under which the companies will collaborate to develop manufacturing processes for the production of certain carbohydrates for use in nutritional products. Abbott paid the Company $2.0 million for an option to obtain a worldwide license for limited applications under the Company's patents and know-how in the area of carbohydrate synthesis. Abbott is obligated to make milestone payments to the Company upon achievement of production and commercial milestones and royalties based on the volume of product sold.

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

PHARMACIA AND UPJOHN

        In 1995, the Company also signed an exclusive licensing agreement with Pharmacia and Upjohn, Inc. ("Pharmacia and Upjohn"), to make, use and sell Cytel's P-selectin monoclonal antibody, CY 1748, in all markets outside of the Pacific Rim. Pharmacia and Upjohn is obligated to make certain milestone payments and royalty payments on sales of products under the agreement and has indicated they will focus on the use of CY 1748 for treatment of deep vein thrombosis (blood clots).

NEXTRAN

        In September 1996, the Company signed an agreement with Baxter Healthcare Corporation's Nextran unit ("Nextran") under which the companies will collaborate to develop a carbohydrate product for use in xenotransplantation. Under the agreement, Cytel will manufacture and sell a carbohydrate, which Nextran will incorporate into a xenotransplant product. Nextran purchased 158,228 shares of the Company's Common Stock at $6.32 per share and, in October 1996, made an upfront payment of $0.5 million for the right to enter into an exclusive supply agreement. The agreement also provides for product development milestone payments to Cytel.

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

         Since its inception in July 1987, Cytel has devoted substantially all of its resources to the discovery and development of its potential immunotherapeutic products. To date, Cytel has not received any revenues from the sale of products. The Company has funded its research and development primarily from equity-derived working capital and through strategic alliances with other companies. The Company has been unprofitable since its inception and expects to incur substantial operating losses for the next several years. As of September 30, 1996, the Company's accumulated deficit was $90.1 million.

RESULTS OF OPERATIONS

         Revenues for the three month period ended September 30, 1996 increased slightly from the comparable period in 1995. Revenue for the nine month period ended September 30, 1996 decreased $4.4 million from the comparable period in 1995. Research and development revenues for 1995 were significantly higher as a result of upfront payments received in conjunction with collaboration and licensing agreements signed in that period. Research grant revenues for the three and nine month periods ended September 30, 1996 increased from the comparable periods in 1995 as a result of the award of additional research grants.

         Research and development expenses for the three and nine month periods ended September 30, 1996 increased $0.6 million and $4.2 million, respectively, from the comparable periods in 1995. The increases reflect the increased costs associated with the Company's clinical trials.

         General and administrative expenses for the three and nine month periods ended September 30, 1996 decreased slightly compared to the same period in 1995.

         The Company expects to incur substantial operating losses over the next several years due to continuing expenses associated with its research and development programs, including preclinical testing and clinical trials. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of revenues and expenses and such fluctuations may be substantial.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had net working capital of $24.6 million as of September 30, 1996 compared to $34.6 million at December 31, 1995. Cash, cash equivalents and short-term investments decreased to $28.1 million as of September 30, 1996 as compared to $38.4 million at December 31, 1995. Net cash used in operating activities was $8.6 million and $6.2 million, respectively, for the nine month periods ended September 30, 1996 and 1995. The increase in net cash used in operating activities was due primarily to the increase in costs associated with the clinical trials combined with the lower research and development revenues. For the nine month period ended September 30, 1996, the Company acquired an aggregate of $1.6 million in capital equipment.

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

         The Company expects to incur substantial additional research and development expenditures, including costs related to preclinical testing, clinical trials and manufacturing. It is the Company's intention to seek additional collaborative research and development relationships with suitable corporate partners. There can be no assurance that any agreements that may result from these discussions will successfully reduce the Company's funding requirements. Additional equity or debt financing will be required, and there can be no assurance that these funds will be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its drug discovery or development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish.

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

Item 4           Submission of Matters to a Vote of Security Holders. None.


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




                               CYTEL CORPORATION



Date:  November 13, 1996       By:  /s/ Karin Eastham
                                   ------------------------------------------
                                     Karin Eastham
                                     Vice President, Finance and
                                     Administration and Chief Financial Officer
                                     (Duly Authorized Officer and Principal
                                     Financial Officer)