Form 10-K
period 1996-12-31
CYTEL CORP/DE
filed 1997-03-31
CIK 822206

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1996

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-19591

                               CYTEL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
                            (STATE OF INCORPORATION)

                                   33-0245076
                                (I.R.S. EMPLOYER
                              IDENTIFICATION NO.)

          3525 JOHN HOPKINS COURT, SAN DIEGO, CALIFORNIA      92121
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)       (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (619) 552-3000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of voting stock held by nonaffiliates of the Registrant, as of March 3, 1997 based upon the last sale price of the Company's Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System, was $57,106,303*
     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 3, 1997:

                                                                       NUMBER OF
               TITLE OF CLASS                                           SHARES
        -----------------------------                                 -----------
        Common Stock, $.01 par value                                   25,133,504

                      DOCUMENTS INCORPORATED BY REFERENCE

                              DOCUMENT                               FORM 10-K PARTS
        -----------------------------------------------------        ----------------
        (1) Definitive Proxy Statement to be filed on or                   III
        before April 30, 1997 (specified portions)

---------------

* Excludes 7,562,334 shares of Common Stock held by directors and executive officers and stockholders whose ownership exceeds five percent of the shares outstanding at March 3, 1997. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

================================================================================

                                     PART I
ITEM 1.  BUSINESS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those discussed in the description of the Company's business below and the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed in any documents incorporated herein by reference.

GENERAL

Cytel Corporation was founded in 1987 to develop therapeutic products for treatment of immunological diseases. The Company has built three core technology platforms which serve as the basis for the Company's three programs: the Theradigm(TM) Vaccine program under which the Company is developing therapeutic vaccines for infectious diseases and cancers; the Inflammation program, which is based on anti-inflammatory cell adhesion inhibitors; and the Glycotechnology business unit, which encompasses the Company's proprietary manufacturing technology for the enzymatic synthesis of bioactive complex carbohydrates.

The Company's core Theradigm technology is focused on the use of peptides in either an in vivo or ex vivo approach to stimulate cytotoxic T lymphocytes ("CTLs"), or killer T cells. T cells have been shown to play a central role in regulating the immune response and in directly combating infectious diseases and cancer. In the Theradigm program, the Company has completed two Phase I clinical trials of Therdigm-HBV(TM) under an investigational new drug application for treatment of hepatitis B infection. These trials successfully demonstrated the ability of the drug candidate to induce a cytotoxic T lymphocyte response in healthy human volunteers. The Company is currently conducting two separate Phase II clinical trials with Theradigm-HBV, one in chronic active hepatitis and the second trial in chronic carriers of the virus. Interim results from the ongoing Phase II study, demonstrate that Theradigm-HBV induced an HBV-specific CTL response in chronically infected patients and that the compound was well tolerated. In December 1996, the Company announced that data suggest that the effectiveness of Theradigm in generating a cellular immune response may be stronger in patients with lower amounts of virus in their bodies. As a result, the Company believes that Theradigm-HBV may be more effective in combination with an anti-viral agent and has no plans to conduct additional clinical studies of Theradigm-HBV as a monotherapy.

In the Company's Inflammation program, the lead drug candidate is Cylexin(TM), a small molecule carbohydrate designed to block both E- and P-selectin. The Company has conducted two separate Phase II clinical trials of Cylexin in patients. The first trial evaluated the ability of Cylexin to reduce reperfusion injury following cardiopulmonary bypass during surgical removal of persistent blood clots from the lungs by a procedure called pulmonary thromboendarterectomy ("PTE"). This study, concluded in April 1996, provided evidence of a clinical benefit. In a second trial, Cylexin was evaluated for its ability to prevent reperfusion injury to cardiac (heart) muscle during treatment of acute myocardial infarction ("AMI") with primary angioplasty. This trial was terminated in June 1996 after the independent safety and data monitoring panel determined that the drug was safe, but that there was no benefit in patients treated with Cylexin over those patients in the placebo control group. The favorable outcome in the PTE trial was an important factor in initiating in February 1997 a Phase II clinical trial with researchers at the Harvard Medical School to evaluate the ability of Cylexin to reduce reperfusion injury that frequently follows cardiopulmonary bypass during surgery to correct congenital heart defects in newborn infants.

During 1996, the Company established a Glycotechnology business unit to focus on commercializing its proprietary enzymatic synthesis technology for therapeutic and non-therapeutic applications. Dr. James Paulson was named General Manager of the unit. The

Company's core technology in this unit is its enzymatic sugar nucleotide cycling technology (SNC(TM) Technology) that enables the manufacture of large quantities of bioactive carbohydrates at commercially viable costs. The Company's business strategy in this unit is to pursue opportunities to collaborate with companies on the development and manufacture of bioactive carbohydrate products in two broad categories, medical products and consumer products. During 1996, the Company achieved a major milestone in its collaboration with Abbott Laboratories ("Abbott"), and also entered into a new collaboration with Baxter Healthcare Corporation's Nextran unit ("Nextran") to develop a product for xenotransplantation.

None of the products under development by the Company have been approved for their intended use, and the Company does not anticipate that such products will be available for a number of years, if at all.


THERADIGM(TM) VACCINE PROGRAM

TECHNOLOGY OVERVIEW

Cytel is a leader in discovering how the immune system recognizes antigens and in applying that knowledge to the design of novel therapeutic vaccines for the treatment of certain immune diseases. The immune system has complex mechanisms to ensure that it can recognize the numerous and diverse antigens that it may encounter, such as microorganisms, toxins or cancer, while not reacting against self molecules. Microorganisms fall into two broad categories: those that can only survive by invading the cells of the infected individual (viruses and some bacteria), and those that survive outside of cells in the "extracellular" environment (most bacteria). Accordingly, the immune system has one mechanism to recognize and destroy antigens that originate outside of cells and another mechanism for antigens that originate within cells.

Antibodies defend the body against those microorganisms that live outside of cells. Classic prophylactic vaccines protect against diseases such as diphtheria, tetanus and whooping cough by eliciting an antibody response which prevents infection of cells by these organisms. In contrast, once viruses have infected cells, they are hidden from antibodies. In these cases, another mechanism is triggered to defend against the disease. This mechanism involves CTLs, which do not recognize whole antigens directly. Antigens are generally large proteins, which first must be broken down into peptides ("antigenic peptides") to be presented to CTLs by cells known as "antigen presenting cells." To mount a proper attack against viral infection or tumors, CTLs or killer T cells must interact with key receptors, known as MHC Class I molecules found on the surface of infected cells. The MHC "presents" a piece of the viral protein (a peptide) being synthesized within the cell, and it is this MHC-peptide complex which can be recognized by the CTL. The initial interaction of T cells with the MHC-antigenic peptide complex activates T cells and causes them to proliferate. Activated CTLs in turn stimulate and kill infected cells or cancer cells bearing the same MHC-antigenic peptide complex. In human viral diseases, it has been shown that during acute infection and during spontaneous clearance of a chronic infection, the activation of a strong CTL response is associated with clearance of the virus.

Cytel's core technology is centered around identifying the most effective antigenic peptides from viral antigens and tumor-associated antigens which bind to MHC and induce a CTL response capable of killing diseased cells. These disease-specific antigenic peptides are not effective by themselves at stimulating a CTL response, so they must be delivered to patients in a form that is immunogenic. Cytel has developed a proprietary "delivery" module that allows delivery of a single antigenic peptide. This delivery module consists of a T-helper peptide, for the local production of lymphokines required for CTL activation, and two lipid carriers. For developing and commercializing drugs that would use multiple peptides, the Company is evaluating the use of DNA delivery systems, allowing the combination of DNA encoding multiple peptides in a single minigene.

PROPHYLACTIC APPLICATIONS

Development of safe yet effective prophylactic vaccines against a number of infectious agents and cancers requires induction of long lasting T cell responses directed at appropriate antigenic peptides, either alone or in combination with B cell epitopes that will lead to antibody production. Infectious diseases in this category include HIV, hepatitis C virus ("HCV"), human papillomavirus ("HPV"), the herpes viruses, tuberculosis, malaria and others. It has been shown that antibodies to the viruses causing some of these diseases do not lead to neutralization of virus and, in some diseases including HIV, those antibodies may facilitate the spread of infection. In these diseases, T cells are critical, as the T cells have the ability to control and destroy the virus. Cytel has developed two technologies for use in the development of prophylactic vaccines - antigenic peptides and a specially designed, broadly reactive helper epitope, termed PADRE.

Antigenic Peptides. Cytel believes that antigenic peptides are a central component of a vaccine strategy for the infectious diseases and cancers listed above for several reasons. With these diseases, the target antigens have a high mutation rate or there are many antigenic variants, making it important to target the immune response toward regions of the antigen that are highly conserved. This also allows one to reduce the likelihood of escape mutants emerging and to provide the broadest possible population coverage. These benefits can only be realized by providing a vaccine containing conserved antigenic peptides.

For most pathogens, it is important to combine a number of antigens to increase the potential of the immune system to prevent infection. At the same time, this combination of antigens must be extremely safe when delivered to a large, diverse population of healthy individuals. Whole antigens are generally not appropriate since many express their own intrinsic biologic activity, ranging from immunosuppression to oncogenicity. Safe delivery of multiple antigens is most effectively achieved when using combinations of antigenic peptides rather than whole antigens or genes that code for them.

Experimental models investigated by several groups have proven the ability of antigenic peptides to induce long lasting protective immunity. Cytel's work using lymphocytic choriomeningitis virus ("LCMV") infection in mice has demonstrated that a single immunization using a Theradigm construct containing an LCMV antigenic peptide resulted in the complete protection of the animals from viral challenge even if the viral challenge occurred more than 6 months following immunization. Similar studies at Cytel using influenza virus antigenic peptides have shown that T cell immunity induced in this manner persists throughout the life of the animal.

Based upon the broad body of data across academia and industry, the Company believes that effective prophylactic immunity can be achieved using antigenic peptides to stimulate T cell immunity. Furthermore, a mixture of these peptides may provide the ability to produce safe and effective vaccines against those diseases that have eluded conventional vaccine approaches. However results obtained in animal models are not necessarily indicative of results that may be obtained in human clinical testing.

PADRE Helper Epitope. In addition to the antigenic peptides, Cytel has discovered a potent universal immunostimulant known as PADRE that enables the development of synthetic peptide vaccines. PADRE can be used in combination with the disease-specific antigenic peptides to enhance a T cell response, and it may also be used with B cell epitopes or carbohydrate antigens to stimulate a potent antibody response.

The practical application of synthetic vaccines for human use has been limited by the inability of such vaccines to elicit appropriate activation of antibody-producing B cells or helper T cells, which secrete chemicals to reinforce the activation of B cells. Linking the synthetic peptides to immunogenic protein carriers, such as Keyhole limpet hemocyanin ("KLH"), or large, cross-linked peptide constructs can increase the immunogenicity of a synthetic antigen; but these approaches present other problems, which result in the loss of effectiveness associated with repeated use of the same carrier.

Taking a new approach, Cytel has shown that a monovalent construct using PADRE effectively induces a long-lived IgG antibody response and that the response is as potent as that generated using larger complex KLH conjugates or multiple antigenic peptides constructs. Cytel has found that using the PADRE technology with linear synthetic peptide antigens provides universal stimulation of helper T cells and efficiently stimulates B cells in mice. Immune responses stimulated with the PADRE synthetic vaccine exhibited the hallmark of protective immunity-high titers of antibody consisting mainly of IgG lasting longer than 12 months. In addition, manufacturing of the PADRE construct is straightforward, and there is no carrier-suppression effect since PADRE alone does not induce an anti-PADRE antibody response.

THERAPEUTIC APPLICATIONS

Theradigm-HBV. Cytel's first immunotherapeutic drug candidate to enter human trials, Theradigm-HBV, is designed to treat patients chronically infected with the hepatitis B virus ("HBV"). It is estimated that in excess of 1.2 million people in the United States and 350 million people worldwide are chronically infected with HBV. An estimated 50 million new acute cases worldwide and 300,000 new cases in the U.S. occur each year. Of these, approximately 10% become chronic. Although effective prophylactic vaccines exist to prevent the occurrence of many infectious diseases, including hepatitis B, there is no completely effective treatment of these diseases once an individual is chronically infected. Alpha interferon is the only effective drug approved for treatment of the disease, but fewer than 30% of treated patients have a long-lasting response to this therapy. Virtually all patients treated with alpha interferon for hepatitis B suffer from side effects.

The rationale for believing that the activation of HBV specific CTLs can be important in treating chronic HBV infection comes from three scientific observations in infected patients. First, it has been shown that, during acute infection, the activation of a strong CTL response is associated with the clearance of the infection. Second, the clearance of chronic infection can occur spontaneously at a low rate, about 1% per year, and spontaneous clearance of chronic infection is associated with a strong CTL response. Third, the elimination of chronic infection as a result of alpha interferon therapy is also associated with a strong CTL response. Taken together, these three findings, along with evidence from studies in animal models, all support the concept that activation of a CTL response in patients with chronic disease should be effective at clearing the virus. Cytel's antigenic peptide is part of the core protein of the virus and is appropriate for the treatment of about 50% of all major ethnic groups.

In two Phase I clinical trials, Cytel has demonstrated the safety of Theradigm-HBV, its tolerability and its ability to induce a CTL response in healthy volunteers. Both Phase I trials were double-blind, placebo-controlled studies conducted in normal volunteers, with subjects receiving an initial inoculation followed by at least one booster. In addition to safety information, Cytel obtained important data from the Phase I studies indicating that Theradigm-HBV induces a cellular immune response, specific to hepatitis B, in man. The CTL response to the drug, measured in the peripheral blood, was shown to be dose-dependent, both in relation to the proportion of subjects exhibiting a positive response as well as to the magnitude of the response.

The Company's two Phase II clinical trials in which Theradigm-HBV is administered to chronically infected patients are ongoing, one in patients with chronic active disease and one in chronic carriers of the virus. The purpose of these initial trials is to determine an effective dose and regimen for activating HBV-specific CTL in patients and to establish the safety of stimulating specific CTL. The objectives do not include statistical proof of efficacy. Accordingly, both Phase II trials are open-label, dose escalation, non-controlled studies.

Early results from the Phase II study demonstrated that Theradigm-HBV induced an HBV-specific CTL response in chronically infected patients and that the compound was well tolerated. However, the effectiveness of Theradigm in generating a cellular immune response may be stronger in patients with lower amounts of virus in their bodies. As a result, the Company believes that Theradigm-HBV may be more effective in combination with an anti-viral agent, and has no plans to conduct additional clinical studies of Theradigm-HBV as a monotherapy.

HCV. There is currently no prophylactic vaccine available to prevent HCV infection and no effective anti-viral drugs have been developed that can control or eliminate the infection. The prevalence of hepatitis C is estimated to be 3.9 million in the U.S. and approximately 200 million people worldwide. Hepatitis C causes acute infection, and like hepatitis B, also causes chronic infection, liver disease and most cases of post-transfusion hepatitis. While alpha interferon is currently used for treating active disease, this therapy suffers the same drawbacks as described for hepatitis B above.

Evidence is emerging from both animal and human studies which suggests that CTL may be able to play a role in the control and elimination of HCV infection. Experience gained in the Theradigm-HBV program should help in the development of vaccines for the prevention and treatment of HCV infection.

As with other infectious diseases, Cytel's strategy is to identify those antigenic peptides that are highly conserved among the different strains of the virus and then focus the immune response on those conserved regions with a Theradigm drug. In contrast, the natural immune response is often directed to the highly variable regions of the virus, which, through frequent mutations, allows the virus to escape immune elimination. The ability to focus a strong immune response is essential for effective immunotherapy of HCV and HIV infection. Cytel has selected several antigenic peptides which would be appropriate for use in a HCV therapeutic or prophylactic vaccine. These peptides have been shown to induce CTL in vitro and to kill cells expressing HCV antigens.

HIV. The World Health Organization ("WHO") estimates that 16.5 million people world-wide are infected with HIV, and by the year 2000 that number is expected to increase to 30-40 million. More than 1.2 million individuals in the U.S. are estimated to harbor the virus. A number of drugs such as AZT and DDI have been approved for therapy and appear to confer continuing survival benefits. More recently, multiple protease inhibitors and nucleoside analogs have been approved, mostly for use in combination with other drugs. The emergence of drug resistant strains of the virus is a problem and underlies the need for alternative strategies for treating HIV infection. CTL have been shown to play a critical role in the control of HIV infection and it is proposed that augmenting, broadening, or redirecting CTL responses to highly conserved epitopes may be of therapeutic benefit. Cytel's HIV project is being conducted under a Strategic Programs for Innovative Research on Aids Treatment ("SPIRAT") grant provided by the National Institute of Allergy and Infectious Diseases ("NIAID"). A proof of concept clinical study was initiated in early 1997 with investigators at The Massachusetts General Hospital in Boston.

This pilot clinical program combines two lipidated peptide constructs which are being administered to 12 HIV positive patients with CD4 counts greater than 500. The primary objectives are to determine if patients at this stage of disease can mount a substantial CTL response and, if so, the resultant effect on viral burden. Follow-on studies would test the therapeutic benefit using a cocktail of anti-HIV drugs to reduce viral burden with multiple conserved antigenic HIV peptides to induce potent and effective T cell immunity.

Cancer. The Company's tumor program contains two separate but complementary approaches: an in vivo therapeutic vaccine approach, which targets early stage disease or serves as an adjunct to surgery where all of the detectable tumor has been resected, and an ex vivo cellular therapy approach which delivers large numbers of CTLs generated outside of the patient's body in patients with late stage metastatic disease. The near term strategy is to initiate in 1997, an ex vivo cellular therapy proof of concept clinical study in late stage metastatic disease, using antigenic peptides to generate large numbers of CTLs specifically activated against the target antigen outside of the body. Once fully activated, the CTLs will then be reinfused into patients and measurements of an objective tumor response will be taken.

There is substantial evidence in animal tumor models that large numbers of CTLs specifically activated against the target tumor antigen can effectively eliminate large solid tumors. Such CTL are most effectively activated outside of the patient's body and therefore outside of the immunosuppressive environment of the tumor. Supportive evidence using ex vivo expanded tumor infiltrating lymphocytes suggests that similar results may be possible in man, although ex vivo therapy with tumor antigen specific CTLs have not been tested. Thus, this proof of concept study will represent an initial step toward developing effective anti-cancer therapy not only for late stage cancer using ex vivo therapy but also for early stage disease or as an adjunct to surgery using in vivo immunization.


INFLAMMATION PROGRAM

TECHNOLOGY OVERVIEW

Cytel's inflammation program focuses on several cell adhesion receptors that play an important role in the immune response by recruiting white blood cells to sites of inflammation. The Company believes that the drugs developed in this program may be useful in treating a broad range of both acute and chronic inflammatory conditions by suppressing the immune response. Cytel is a leader in the discovery, design and development of molecules that suppress the immune response by inhibiting cell adhesion. Cytel's scientists have been at the forefront in identifying and characterizing cell adhesion molecules, including the receptors present on one cell that bind to ligands on another cell and mediate cell adhesion. The receptors and ligands operate in a lock-and-key manner to initiate an immune response.

The adhesion of white blood cells to the blood vessel wall is a pivotal event in the immune response and therefore serves as an ideal point of intervention in a number of diseases. These diseases include classic inflammatory diseases (such as asthma and rheumatoid arthritis) as well as reperfusion injury which occurs when blood flow into a tissue is restored following a temporary blockade or reduction in blood flow. Most of these diseases are characterized by massive infiltration of white blood cells which cause tissue injury.

Cytel scientists and others have demonstrated that the initial adhesion of white blood cells is mediated by cell adhesion molecules expressed on both the white blood cells and the blood vessel wall. The Company currently has two different research efforts in the cell adhesion area: a selectin receptor blockade approach addressing acute inflammatory diseases and reperfusion injury; and an integrin receptor blockade approach addressing chronic inflammatory diseases.

Selectin Receptor Blockade. The consequences of acute inflammation and reperfusion injury may be severe and occasionally life threatening and occur within minutes of the body's exposure to an antigen or reperfusion of blood-deprived tissue. Although these conditions have multiple causes, each involves neutrophil adhesion to the blood vessel wall and the subsequent migration of neutrophils into the tissue. Once in the tissue, neutrophils release toxins which attack normal cells as well as the antigen. Normal cell death leads to tissue damage and ultimately organ dysfunction.

Cell adhesion receptor molecules on the blood vessel walls, called selectins, facilitate the migration of neutrophils out of the blood stream and into the surrounding tissue by binding to a carbohydrate ligand (a sugar molecule) on the surface of neutrophils. Cytel's scientists have focused on two selectins, E-selectin and P-selectin. Cytel scientists discovered the structure of the carbohydrate ligand known as "Sialyl Lewis X" ("SLex") which binds to both E- and P-selectin. E-selectin is expressed on cells lining the blood vessels of tissues involved in acute inflammation, and P-selectin is expressed on cells lining the blood vessels of tissues that have been reperfused following a period of ischemia (temporary blockage). As a result, the ability to block E-selectin and P-selectin is expected to be of value in treatment of diseases associated with acute inflammation and reperfusion injury, respectively.

Once expressed on the surface of cells lining the blood vessel walls, E- and P-selectin bind to SLex located on the surface of the neutrophils. It is the binding of this carbohydrate ligand to E- and P-selectin that enables the recruitment of neutrophils to the tissue injury site. Cytel is developing selectin blockers that it believes will prevent neutrophil adhesion and may be useful in treating two classes of disease, reperfusion injury and acute inflammation.

Integrin Receptor Blockade. Unlike acute inflammation which is mediated by neutrophils, chronic inflammation results primarily from infiltration by lymphocytes, a second class of white blood cells, into tissue. A family of cell adhesion molecules, called integrins, are known to mediate normal lymphocyte trafficking and movement into inflammatory sites. Integrins are thus likely to be involved in lymphocyte infiltration during chronic inflammation and their inhibition is an attractive target for therapeutic intervention.

Scientists at the Fred Hutchinson Cancer Research Center ("FHCRC") in Seattle first described an interaction between the lymphocyte integrin receptor, known as VLA-4, and its corresponding ligand, CS-1 fibronectin. In a "lock and key" analogy, VLA-4 is the lock and CS-1 the key. Cytel has an exclusive license to this technology from FHCRC. See "Research Collaborations and License Agreements."

Cytel scientists have continued work in this area and have made a number of key advances. They discovered that the CS-1 ligand is selectively expressed on the blood vessels in the joints of patients suffering from rheumatoid arthritis. These observations provide evidence that the VLA-4/CS-1 ligand interaction plays a role in mediating the migration of lymphocytes from the bloodstream into joints in this disorder. Similar data have been obtained for other chronically inflamed tissues, such as skin inflammation. Cytel scientists have utilized their discovery of the VLA-4/CS-1 adhesion interaction to design proprietary receptor blockers which mimic CS-1 and thus bind to the VLA-4 integrin receptor.

To leverage its proprietary position in VLA-4 blockers, Cytel sought to develop more potent orally available inhibitors through medicinal chemistry. At present, Cytel has a panel of small molecule VLA-4 blockers (approximately 30, MW< 600) whose potency in vitro is in the submicromolar range, and have a wide spectrum of physiochemical properties. This represents a potency improvement of up to six orders of magnitude relative to the native CS-1 sequence. In addition, Cytel's VLA-4 blockers have been optimized for stability to serum proteolysis, a common problem of conventional peptides which limits their therapeutic usefulness.

Cytel scientists have also made substantial progress in establishing structure-activity relationships for VLA-4 using conformationally constrained analogs whose in vitro potency equals that of VLA-4 blockers described above. More importantly, within these conformationally constrained inhibitors, the Company has identified the nature and orientation of the side chains and the atoms that are involved in making molecular contacts with VLA-4. Cytel believes this information is extremely valuable for the development of new classes of VLA-4 inhibitors.

Cytel's current drug discovery strategy has focused on the antagonists of VLA-4 which can be orally absorbed. Its scientists have developed pro-drug derivatives of the VLA-4 blockers described above that are amenable to epithelial permeability in vitro and in animals can be absorbed into the blood from the digestive system. The Company is continuing to further optimize the properties of these compounds and identify a lead candidate which could be developed as an orally administered drug. The Company's initial targets in chronic inflammation are asthma, rheumatoid arthritis and multiple sclerosis.

THERAPEUTIC APPLICATIONS

Surgical Repair of Congenital Heart Defects. Heart defects are among the most common birth defects and are the leading cause of birth defect-related deaths. Approximately 30,000 infants are born each year with heart defects in the United States. Many newborns (3-4 per 1000 live births) have life-threatening defects that require surgical intervention. The majority of these undergo open heart surgery requiring use of cardiopulmonary bypass (CPB) techniques. Advances in surgical techniques and medical care have led to a dramatic improvement in survival of infants with congenital heart defects. However, open heart surgery can result in considerable morbidity in the early postoperative period (such as reduced cardiac index, severe edema and seizures) and impairment of neurological development. Ischemia and reperfusion injury following cardiopulmonary bypass play a significant role in the postoperative morbidity.

Cylexin, the Company's leading drug candidate in its Inflammation program, is a carbohydrate small molecule blocker of P-and E- selectins. Cylexin's demonstrated efficacy with Cylexin in certain animal models of inflammation and reperfusion injury was the basis for the conduct of two Phase II clinical trials. However, results obtained in animal models are not necessarily indicative of results that may be obtained in human clinical testing. One trial evaluated the ability of Cylexin to reduce reperfusion injury following cardiopulmonary bypass surgery through surgical removal of persistent blood clots from the lungs by a procedure called pulmonary thromboendarterectomy to treat severe pulmonary hypertension. This study, concluded in April 1996, provided evidence of a clinical benefit. In a second trial, Cylexin was evaluated for its ability to prevent reperfusion injury to cardiac (heart) muscle during treatment of AMI with primary angioplasty. This trial was terminated in June 1996, after the independent safety and data monitoring panel determined that the drug was safe, but that there was no benefit in patients treated with Cylexin over those patients in the placebo control group. Researchers at Cytel believe that this difference in results may have occurred because reperfusion injury is more relevant in the cardiopulmonary bypass setting than in the myocardial infarction setting and because the Cylexin drug concentration achieved was higher in the lung trial than that achieved in the AMI trial. This evaluation was also a factor in initiating in February 1997 a Phase II clinical trial with researchers at the Harvard Medical School to evaluate the ability of Cylexin to reduce reperfusion injury that frequently follows cardiopulmonary bypass during surgery to correct congenital heart defects in newborn infants.

Reperfusion Injury. CY-1748 is a humanized anti P-selectin monoclonal antibody. These molecules have been shown to provide protection in certain animal models of reperfusion injury, including models of hemorrhagic shock and organ transplantation. However, results obtained in animal models are not necessarily indicative of results that may be obtained in human clinical testing. Reperfusion injury occurs following resumption of blood flow to tissue in which there has been earlier ischemia. The injury is caused by recruitment of neutrophils to the reperfused tissue. The neutrophils migrate through the blood vessel wall and release toxins and enzymes into the surrounding tissue, a process which results in varying degrees of injury. Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo") has exercised its option to CY-1748 giving it the right to develop the drug for Pacific Rim markets. Under the terms of the collaborative agreement with Sumitomo signed in October 1991 to develop and market products based on the Company's selectin technology for the treatment of white blood cell-mediated diseases in Pacific Rim countries, Cytel has retained the right to manufacture products for Sumitomo. See "Development and Marketing Arrangements--Sumitomo." In 1995, Cytel entered into a license agreement with Upjohn, Inc., now a part of Pharmacia and Upjohn, Inc. ("P&U"), granting the rights to develop, manufacture and commercialize CY-1748 worldwide, except for the Pacific Rim markets. In early 1997 Cytel announced that P&U decided not to go forward with development of CY-1748 after a strategic review of the consolidated development pipeline of the merged companies. P&U made significant progress in developing preclinical information to support development of CY-1748 for use in treating deep vein thrombosis. The Company is evaluating its options, including the potential for seeking another commercial partner to sponsor clinical development of CY-1748.

Other selectin inhibitor applications. Other potential applications for Cytel's selectin inhibitors include traumatic shock, organ transplantation and stroke. Traumatic shock is a result of blood loss associated with trauma of various types, including accidents and gunshots. Damage is caused by inadequate blood supply to critical organs, frequently causing multiple organ failure. Restoration of blood flow to the damaged organs by medical resuscitation may result in further tissue damage. There are 240,000 to 300,000 cases of traumatic shock in the United States annually. Organ transplantation is the most extreme scenario of oxygen deprivation followed by reperfusion, bringing oxygen-rich blood and neutrophils to the previously ischemic tissue. The outcome of organ transplantation has markedly improved due to improvements in surgical technique, improved organ preservation procedures and the availability of more selective and effective immunosuppressants. However, despite these improvements, the complications resulting from poor graft function in the early post transplant period continue to be a significant problem. The pathogenesis of delayed or initial poor graft function appears to be multifactorial including both ischemic and immunological mechanisms. Early injury to the transplanted organ can occur as a consequence of tissue hypoxia during cold storage and the process of reperfusion. Infiltration of neutrophils following reperfusion can release destructive oxygen species and proteolytic enzymes. Animal model data suggest that blocking of adhesion molecules responsible for adhesion of neutrophils to endothelial cells mitigates the structural and functional damage associated with reperfusion in transplanted kidneys. Worldwide, over 40,000 solid organ transplant procedures are performed each year. Stroke is the third leading cause of death in the United States. Every year there are 550,000 new or recurrent strokes in the United States and 3 million Americans are permanently disabled because of stroke. Stroke is a cerebrovascular injury that occurs when blood flow to the brain is interrupted by a clogged or ruptured artery. The interruption deprives the brain of blood and oxygen and causes brain cells to die. When brain cells die, function of the body parts they control is impaired or lost, causing memory and reasoning defects, speech problems, paralysis, and possibly death.

Integrin receptor applications. The Company's initial targets in chronic inflammation are asthma, rheumatoid arthritis and multiple sclerosis. Asthma is characterized by a narrowing of the air passages and affects an estimated 10 million people in the U.S. Chronic inflammatory asthma is believed to result from white blood cells migrating into the lungs which then cause intermittent airway narrowing. Rheumatoid arthritis is a chronic, systemic disease characterized by persistent inflammation in the joints. The cause of rheumatoid arthritis is believed to be due to lymphocytes which mediate damage through an autoimmune response against the joint's lining. Rheumatoid arthritis is estimated to affect 1% of the United States population, or approximately 2.5 million people, and causes swelling, tenderness or pain and may cause limitation of motion. The disease can occur at any age, but it is estimated that 80% of patients develop the disease between ages 35-50. Currently therapy for rheumatoid arthritis is directed at suppression of the later stages of the inflammatory process to reduce symptoms and prevent progressive damage to the joints. These treatments can have significant side effects. Multiple sclerosis is a chronic disease of the central nervous system. People with multiple sclerosis may have any number of its many symptoms that range from dizziness to loss of motor skills. There are an estimated 350,000 Americans with multiple sclerosis with nearly 200 new cases diagnosed each week. Currently, there is no cure for multiple sclerosis.


GLYCOTECHNOLOGY BUSINESS UNIT

During 1996, Cytel established a separate Glycotechnology business unit. A core strategic asset of this unit is its proprietary enzymatic synthesis technology, which enables the manufacture of large quantities of bioactive carbohydrates at commercially viable costs. Potential commercial applications of Cytel's glycotechnology include a range of medical and consumer products.

Bioactive carbohydrates are found throughout the human body on cell surfaces and in body fluids. These biologically active molecules are carriers of chemical information, mediating immune system responses and disease processes such as inflammation, cancer and microbial infections. Cytel has formed several strategic relationships and is seeking additional opportunities to collaborate with companies on the development and manufacture of bioactive carbohydrate products.


CYTEL'S SNC (TM) TECHNOLOGY

Traditional chemical synthesis of bioactive carbohydrates is very expensive, making large-scale manufacturing impractical for all but the most simple structures. Cytel, through its proprietary SNC Technology, has achieved significant cost reductions from chemical processes, making large-scale manufacturing of complex carbohydrates commercially viable.

In nature, bioactive carbohydrates are synthesized by a "molecular assembly line" where the assemblers are specialized enzymes called glycosyltransferases. These enzymes cause sugar subunits to be added in the correct, specific orientation to form bioactive structures. The starting materials (sugar subunits linked to nucleotides) are synthesized by another set of enzymes adjacent to the "assembly line" in the cell. Cytel's SNC Technology recreates nature's own efficient, specific assembly of bioactive carbohydrates in biochemical reactors on commercial scale.

Cytel's SNC Technology employs proprietary recombinant glycosyltransferases to provide for the transfer of one sugar molecule from a sugar-nucleotide donor to a growing carbohydrate chain in a highly specific manner. Cytel and its collaborators at The Scripps Research Institute ("Scripps") developed the SNC Technology to generate the sugar-nucleotide donor molecules enzymatically during the course of the reaction. After the transfer of one sugar molecule to the carbohydrate chain, the nucleotide carrier can be recombined with another sugar molecule, thus completing the cycle and generating a new donor molecule for attachment to another chain. After the first reaction is complete, the SNC Technology can be used with one or more additional glycosyltransferases until the desired carbohydrate product is completed.

The use of SNC Technology allows bioactive carbohydrates to be manufactured at lower costs than other alternatives. First, the technology offers efficiency. A single reaction allows the complete addition of a sugar subunit with yields approaching 100%, whereas chemical synthesis generally requires 6 to 10 steps for each sugar addition with low overall yields. Second, the enzymes bring specificity. Each glycosyltransferase cycle makes only the desired chemical linkage between the carbohydrate chain and a particular sugar subunit, providing products with high purity. Third, the technology offers flexibility. The construction of a complex bioactive carbohydrate is done in a modular manner. Judicious utilization of cycles with inexpensive backbone sugars and appropriate glycosyltransferases can yield most bioactive carbohydrates of commercial interest with only a few reaction steps. Finally, SNC Technology can be conducted at a reduced cost compared to other enzymatic methods employing glycosyltransferases. Without SNC Technology, expensive nucleotide sugars must be either purchased or prepared chemically, and a large excess must be utilized in the reaction, often substantially increasing the cost of the carbohydrate. In addition, Cytel's glycosyltransferases and other cycle enzymes are recombinantly produced so that they are inexpensive and available in large quantities.


POTENTIAL COMMERCIAL APPLICATIONS

Because of the role that bioactive carbohydrates play in the body, numerous opportunities exist to interfere with their actions or to enhance their activity. Cytel is pursuing product opportunities in two broad categories: medical products and consumer products. In each business segment, Cytel is seeking additional opportunities to collaborate with companies on the development and manufacture of bioactive carbohydrate products.

Carbohydrate Drugs. Products which mimic selected carbohydrates could be beneficial as therapeutics by inhibiting the binding of specific cells, thereby interrupting a cascade of events leading to illness or tissue damage. In its Inflammation Program, Cytel is developing small molecule carbohydrates, including Cylexin, to block selectin receptors expressed in blood vessels during inflammatory conditions. Soluble bioactive carbohydrates may also serve as anti-infective agents by intercepting pathogens before they attach to cells and inducing the clearance of pathogens out of the body, thereby preventing the onset or reducing the severity of disease.

Medical Devices. In a collaboration initiated in September, 1996, Cytel will work with Nextran on the manufacture of a specific bioactive carbohydrate which is implicated in the hyperacute rejection of organs transplanted from non-human species to humans (i.e. xenotransplantation). This hyperacute rejection is caused by circulating natural human antibodies that recognize the sugar structure (Gal alpha1,3Gal) on the surface of the non-human organ. By using this sugar in a column to remove the antibodies from the blood of a transplant recipient prior to transplantation, the antibodies will not be in circulation to cause hyperacute organ rejection.

Glycoprotein Remodeling. Carbohydrates presented on a recombinant glycoprotein (proteins produced by expression in cultured cell lines or transgenic animals) are not identical to those presented on the naturally occurring glycoprotein. Cytel's SNC technology can be applied to alter the carbohydrate structures covalently attached to these glycoproteins to recreate the desired natural structure. This provides the Company the opportunity to improve structural and functional characteristics of therapeutic proteins developed by other biotechnology or pharmaceutical companies. Cytel is working with several companies to measure the benefit of `repairing' the carbohydrates of certain recombinantly produced therapeutic glycoproteins. Application of Cytel's technology may reduce the effective dose, improve the homogeneity and consistency, and reduce the antigenicity of certain recombinant glycoproteins in preclinical development.

Consumer Products. Consumer product applications offer the advantage over medical products of more rapid development and commercialization because they are not subject to the same approval process as are drugs or medical devices. Cytel initiated its first consumer product collaboration early in 1996 with Abbott. The companies' project teams are working together to use Cytel's SNC technology to make carbohydrates that will be used in Abbott's nutritional products. In the case of Abbott's infant formula products, the addition of one or more carbohydrates is expected to make the product more like human milk. Other consumer product applications may utilize biologically active carbohydrates through either topical application or oral administration.


DEVELOPMENT AND MARKETING ARRANGEMENTS

Cytel's commercial strategy is to develop products both independently and in collaboration with established pharmaceutical and biotechnology companies. Where appropriate, the Company seeks to complement its internal efforts with collaborative arrangements. These collaborative partners may provide financial resources, research and manufacturing capabilities and marketing infrastructure to aid in the commercialization of Cytel's potential drug discoveries. The Company evaluates, on an ongoing basis, potential collaborative relationships with established pharmaceutical and biotechnology companies.

SUMITOMO

In October 1991, the Company entered into a five-year technology development agreement with Sumitomo to develop drugs based on Cytel's selectin technology for the treatment of white blood cell-mediated diseases. That agreement expired in January 1997. The companies continue to have a licensing relationship with Sumitomo covering the development of compounds resulting from the collaboration and their commercialization in Pacific Rim countries. During the period of research and development collaboration, Sumitomo provided research and development support to the Company of $15.4 million, paid option exercise fees of $2.5 million and purchased $5.0 million of Cytel stock. Sumitomo has exercised its option to include CY-1787/88, Cylexin and CY-1748 as potential development compounds in Pacific Rim countries and is obligated to make payments if certain milestones are met and to pay royalties to Cytel on sales of such products. These milestone payments and royalties will depend on Sumitomo's efforts in discharging its obligations in the Pacific Rim to complete product research and development, conduct clinical trials, obtain regulatory approvals and market any products. Total option fees and milestone payments to the Company will not exceed $25.0 million.

In connection with the agreement, Sumitomo has granted to the Company a royalty-free license covering any technology arising from the collaboration within the field either jointly owned or owned solely by Sumitomo for use by Cytel in territories outside of the Pacific Rim.

SCHWARZ

In May 1995, the Company entered into a collaboration agreement with Schwarz Pharma AG ("Schwarz") for the development and marketing of carbohydrate selectin blockers, including Cylexin, in North America and Europe. During 1996, the companies completed the Phase II clinical study of Cylexin in patients undergoing primary angioplasty as treatment for AMI. Subsequent to the negative outcome of the AMI study, the Company entered into discussions with Schwarz to consider an ongoing collaboration with a new indication or an alternative molecule. Cytel is continuing to develop Cylexin in North America and has initiated in early 1997 a Phase II clinical study in infants undergoing surgery to correct congenital heart defects.

GLYCOTECHNOLOGY COLLABORATORS

In December 1995, the Company signed an agreement with Abbott under which the companies are collaborating to develop manufacturing processes for the production of certain carbohydrates for use in nutritional products. Abbott has paid the Company $4.0 million for an option to license the Company's carbohydrate synthesis technology for use in making nutritional products and for milestones achieved during 1996. Abbott will make an additional milestone payment to the Company upon achievement of commercial milestones and will pay royalties based on the volume of product sold.

In September 1996, the Company entered a collaborative agreement with Nextran to manufacture a specific carbohydrate for use in a medical device. Nextran has made an equity investment in Cytel and has made additional payments for an option to enter into a supply agreement, whereby Cytel would provide the bulk carbohydrate to Nextran for use in clinical development and commercial products. Nextran will make additional payments to the Company upon option exercise, achievement of milestones and supply of carbohydrate.

ADDITIONAL COLLABORATIONS

Under agreements with Takara Shuzo Co., Ltd. Biomedical Group ("Takara") initiated in 1994, Cytel's Theradigm technology is being applied to fungal disease targets and cellular therapy for the treatment of cancer. Under the anti-fungal collaboration, Takara obtained rights to any anti-fungal products resulting from the collaboration for commercialization in Japan. Cytel has the right to develop products in North America, and the companies share rights in the rest of the world. In conjunction with the agreement, Takara made a $3.0 million equity investment in the Company and supported research at Cytel for 18 months. Research in the anti-fungal field, using Cytel technology, is now being conducted independently by Takara in Japan. Under the cellular therapy collaboration, Takara obtained rights to the Company's technology relevant to the development of ex vivo cellular therapies for the treatment of cancer in Japan. Cytel was granted a license to any patents or know-how in the field, and the Company also retains all rights to cellular therapy outside Japan. Takara will pay Cytel royalties on sales from products resulting from collaboration under both agreements.

In 1995, the Company signed an exclusive licensing agreement with P&U to develop, manufacture and commercialize Cytel's P-selectin monoclonal antibody, CY 1748, in all markets outside of the Pacific Rim. In early 1997 Cytel announced that P&U decided not to go forward with development of CY-1748 after a strategic review of the consolidated development pipeline of the merged companies. P&U made significant progress in developing preclinical information to support development of CY-1748 for use in treating deep vein thrombosis. All rights, including pharmacology and safety data generated by P&U, have reverted to Cytel. The Company is evaluating its options, including the potential for seeking another commercial partner to sponsor clinical development of CY-1748.

FUTURE ARRANGEMENTS

The Company may be required to enter into collaborative agreements with third parties in order to access technologies that may be necessary to successfully develop certain of its products. There can be no assurance that the Company will be able to successfully negotiate acceptable collaborative arrangements that allow access to such technology. In addition, there can be no assurance that any technology accessed through such collaboration will successfully meet the Company's requirements.

In addition, Cytel expects to rely on additional collaborative arrangements to develop and commercialize some of its products in the future. There can be no assurance that the Company will be able to negotiate acceptable collaborative arrangements in the future, or that such collaborative arrangements or its existing collaborative arrangements will be successful. In addition, collaborative partners may pursue alternative technologies or develop alternative compounds either on their own or in collaboration with others, including the Company's competitors, as a means of developing treatments for the diseases targeted by any collaborative programs.

RESEARCH COLLABORATIONS AND LICENSE AGREEMENTS

Cytel is actively engaged in collaborations with scientists at a number of universities and medical centers in areas directly related to its research programs. The Company has entered into agreements to secure the Company's right to certain technologies, processes and compounds that it believes may be important to the development of its products. In certain cases, these agreements require the Company to pay license fees, milestone payments and, upon commercial introduction of certain products, royalties.

FRED HUTCHINSON CANCER RESEARCH CENTER

Integrins. Cytel has an exclusive agreement with the FHCRC to lymphocyte adhesion technology related to blocking the VLA-4/CS-1 interaction. Cytel is obligated to make milestone and royalty payments to FHCRC during the development and commercialization of products that are covered by FHCRC patents.

THE SCRIPPS RESEARCH INSTITUTE

Carbohydrate Synthesis. Cytel is the exclusive licensee of technology developed by Dr. Chi-Huey Wong, Department of Chemistry at Scripps in the area of carbohydrate synthesis. Dr. Wong's technology is recognized for its ability to dramatically lower the cost of production of complex carbohydrates by in situ generation of nucleotide-sugars, key substrates used in enzymatic synthesis of carbohydrates. Cytel is obligated to make royalty payments to Scripps upon commercialization of products made using processes covered by Scripps patents.

Hepatitis B Vaccines. Cytel is the exclusive licensee of technology developed by Dr. Francis Chisari, Department of Molecular and Experimental Medicine at Scripps, in the area of T cells specific for the hepatitis B virus. The Company is obligated to pay royalties to Scripps upon commercialization of products covered by Scripps patents.

UNIVERSITY OF VIRGINIA

Melanoma Vaccines. In January 1997, the Company sold certain assets utilized by Receptor Laboratories, Inc. ("RLI"), a wholly-owned subsidiary in Charlottesville, Virginia, to Argonex Holdings, Inc. RLI held an exclusive license from the University of Virginia ("UVA") to certain technology, including melanoma peptides. In conjunction with the sale, Cytel maintains non-exclusive rights to melanoma peptides identified prior to the sale under a sublicensing arrangement, subject to payment of royalties on sales of products covered by UVA patents.

THE UNIVERSITY OF LEIDEN

HPV Vaccines. In January 1996, the Company exercised its option to enter into an exclusive license agreement with Seed Capital Investments ("SCI"), the assignee of all right, title and interest in and to the work of Dr. C.J.M. Melief of the University of Leiden, relating to HPV peptides. Cytel has a two-year research collaboration with the University of Leiden and is obligated to make milestone and royalty payments upon development and commercialization of products which are covered by SCI patents.

GLYCOTECHNOLOGY  COLLABORATIONS

Cytel holds licenses from several companies and universities pertaining to the compositions, methods of production and methods of use of various enzymes which are important components of Cytel's carbohydrate manufacturing technology. Cytel holds a royalty-free license from Genencor International, Inc. ("Genencor") to certain fungal expression systems for making enzymes to be used in carbohydrate synthesis. The license agreement covers all of Genencor's technology applicable to enzymes to couple or modify complex carbohydrates and related glycoconjugates for medical, diagnostic and therapeutic applications. Cytel also holds licenses from The University of California, The University of Michigan and The University of Arkansas pertaining to enzyme compositions and methods of production. These licenses generally obligate the Company to make annual minimum royalty payments, milestone payments, and royalty payments upon commercialization of products covered by licensed technology.

MANUFACTURING

The Company has no experience in, or facilities for, the large scale manufacture of bulk chemicals or final dosage forms. However, the Company believes that its current proprietary process technology for manufacture of its therapeutic drug candidates provides a competitive advantage, and, therefore, it is an important priority for the Company to continue to build its manufacturing capability as rapidly as possible or to identify a contract manufacturer.

Toward that end, the Company has completed construction of one pilot scale manufacturing facility. The facility is a 1,500 square foot chemical pilot plant in which both Cylexin and Theradigm-HBV bulk chemical substance for Phase I and Phase II trials have been produced. Cylexin is being produced under current good manufacturing practices ("cGMP") and bulk pharmaceutical chemical ("BPC") guidelines. Theradigm-HBV is being produced under cGMP. The second facility is a 1,100 square foot class 10,000 clean room with class 100 working areas. These two manufacturing areas are supported by a 7,500 square foot warehouse which inventories raw materials and clinical supplies. All three facilities are licensed by the State of California, food and drug branch. In the clean room both Cylexin and Theradigm-HBV are further processed to form bulk drug substance and product. Final vialed product is produced at an Food and Drug Administration inspected contract manufacturing facility. There can be no assurance that the current formulation of Cylexin or Theradigm-HBV will be the final formulation of these products. Additional manufacturing of product candidates may be performed in the future by third parties at FDA inspected contract manufacturing facilities.

The Company has not yet introduced any products. To be successful, the Company's products must be manufactured in commercial quantities in compliance with regulatory requirements and at an acceptable cost. The Company has limited experience in pilot scale manufacturing and does not have an adequate supply of compounds to meet its requirements for large, multi-center clinical trials. In addition, the Company has no experience in large scale manufacturing and currently lacks the capability to manufacture commercial quantities of its product candidates in accordance with regulatory requirements. If the Company is unable to develop or contract for large scale manufacturing capabilities on acceptable terms, the Company's ability to conduct clinical trials may be adversely affected, resulting in the delay of submission of products for regulatory approval, which in turn could adversely affect the Company's competitive position and its chances of achieving profitability.

Some of the pharmaceutical products which the Company is trying to develop belong to classes of products that have never been manufactured on a commercial scale. In some cases, the manufacturing process may require the synthesis of complex carbohydrates. Such synthesis may require the development of new manufacturing technology and expertise. There can be no assurance that such products can be manufactured by the Company or any other party at a cost or in quantities which are commercially viable.

PATENTS, PROPRIETARY RIGHTS AND LICENSES

The Company's success will depend in part on its ability to obtain patent protection for its products, both in the United States and other countries. The patent position of biotechnology and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. The Company files patent applications as appropriate covering its proprietary technology. As of February 14, 1997, the Company's patent estate consists of 152 U.S. and 319 international pending patent filings, and 24 U.S. and 22 international issued patents. Included in this patent estate is Cytel's broad proprietary position covering its Glycotechnology business unit, including 19 issued U.S. patents and 37 U.S. patent applications, 3 with a notice of allowance, and corresponding applications worldwide. The core SNC technology is covered by patents and patent applications exclusively licensed from Scripps, and Cytel has filed additional patent applications covering improvements and multiple applications. Cytel has also exclusively licensed a number of enzymes and efficient methods for their production from collaborators. The Company has filed additional patent applications and acquired extensive know-how in the expression, production and purification of enzymes, as well as carbohydrate manufacturing.

These applications and patents are either owned or under exclusive license to the Company. There can be no assurance that patents will issue from any of the applications the Company has filed or licensed; or that if patents do issue, that claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company.

As is typical in the biotechnology industry, the commercial success of the Company will depend in part on the Company neither infringing patents issued to competitors nor breaching the technology licenses upon which the Company's products might be based. The Company is aware of third party patent applications and issued patents that may require the Company to alter products or processes, obtain licenses or cease certain activities. Based on a preliminary investigation, the Company believes that its compound Cylexin, which is currently in Phase II clinical trials in infants undergoing surgery to correct congenital heart defects, may infringe one or more claims of a patent issued to a third party. The Company is continuing to investigate the validity and scope of the patent. Subject to this further investigation, the Company believes that it may be required to either obtain a license from the third party in order to manufacture and market Cylexin, or, alternatively, to shift its development effort to another compound with attendant delay. There can be no assurance that the Company will be able to obtain necessary licenses at reasonable cost. Failure by the Company to obtain a license to any technology that it requires to commercialize its products may have a material adverse impact on the Company. Litigation, which could result in substantial costs to the Company, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of others' proprietary rights. In addition, the Company may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office which could result in substantial costs to the Company.

Cytel also protects its proprietary technology and processes in part by confidentiality agreements with its collaborative partners, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

GOVERNMENT REGULATION

The Company's research and development activities and the future manufacturing and marketing of products by the Company are subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation by FDA. The Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. In addition to FDA regulations, the Company is also subject to other federal and state regulations such as the Occupational Safety and Health Act and the Environmental Protection Act. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources. In addition, there can be no assurance that this regulatory framework will not change or that additional regulation will not arise at any stage of the Company's product development which may affect approval or delay an application or require additional expenditures by the Company.

The steps required before a pharmaceutical agent may be marketed in the United States include (i) preclinical laboratory and animal tests, (ii) the submission to the FDA of an application for an IND, which must become effective before human clinical trials may commence in the United States, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (iv) the submission of a New Drug Application ("NDA") or Product License Application ("PLA") to the FDA and (v) the FDA approval of the NDA or PLA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with, and approved by, the FDA. Drug product manufacturing establishments located in California also must be licensed by the State of California in compliance with separate regulatory requirements.

Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the safety and efficacy of the product and its formulation. The results of the preclinical tests are submitted to the FDA as part of an IND, and unless the FDA objects, the IND will become effective 30 days following its receipt by the FDA.

Clinical trials involve the administration of the drug to healthy volunteers or to patients identified as ones with the condition for which the drug is being tested under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as part of the IND. Each clinical study is conducted under the auspices of an independent Institutional Review Board ("IRB") at the institution at which the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects, the drug is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II involves studies in a limited patient population to (i) determine the efficacy of the drug for specific targeted indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify possible adverse side effects and safety risks. When a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to evaluate clinical efficacy further and to test further for safety within an expanded patient population at multiple clinical study sites. The FDA reviews both the clinical plans and the results of the trials and may discontinue the trials at any time if there are significant safety issues.

The results of the preclinical tests and clinical trials are submitted to the FDA in the form of an NDA or PLA for marketing approval. The testing and approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The approval process is affected by a number of factors, including the severity of the disease, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Additional animal studies or clinical trials may be requested during the FDA review period and may delay marketing approval. After FDA approval for the initial indications, further clinical trials may be necessary to gain approval for the use of the product for additional indications. The FDA mandates that adverse effects be reported to the FDA and may also require post-marketing testing to monitor for adverse effects, which can involve significant expense.

Among the conditions for NDA or PLA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to good manufacturing practices prescribed by the FDA. Domestic manufacturing facilities are subject to biennial FDA inspections and foreign manufacturing facilities are subject to periodic FDA inspections or inspections by the foreign regulatory authorities with reciprocal inspection agreements with the FDA.

The Prescription Drug Act of 1992 requires companies engaged in pharmaceutical development, such as the Company, to pay user fees in the amount of at least $100,000 upon submission of an NDA. The Company does not believe that this requirement will have a material adverse effect on the Company's business.

For marketing outside the United States, the Company also is subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

The Company's regulatory strategy is to pursue clinical development and marketing approval of its products in the United States. The Company intends to seek input from the FDA at each stage of the clinical process to facilitate appropriate and timely clinical development, focusing on issues such as trial design and clinical endpoints. The clinical development of certain products may be the responsibility of its collaborative partners. Where appropriate, Cytel intends to pursue available opportunities, to the extent available, for accelerated approval of products.

The time required for completing such testing and obtaining such approvals is uncertain and approval itself may not be obtained. In addition, delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA regulatory review of each submitted new drug application or product license application. Similar delays may also be encountered in foreign countries. There can be no assurance that even after such time and expenditures regulatory approval will be obtained for any drugs developed by the Company. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which the drug may be marketed. Further, even if such regulatory approval is obtained, a marketed drug, its manufacturer and the facilities in which the drug is manufactured are subject to continual review and periodic inspections. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market.

COMPETITION

The drugs which Cytel is anticipating developing will be competing with existing therapies for market share. In addition, a number of companies are pursuing the development of novel pharmaceuticals which target the same diseases that Cytel is targeting. These companies include pharmaceutical and biotechnology companies. Furthermore, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competing products or technologies and may establish collaborative arrangements with competitors of the Company.

Many of the Company's existing or potential competitors have substantially greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture and market products. In addition, many of these companies have extensive experience in preclinical testing and human clinical trials. These companies may develop and introduce products and processes competitive with or superior to those of the Company.

The Company's products under development are expected to address a broad range of markets. The Company's competition will be determined in part by the potential indications for which the Company's compounds are developed and ultimately approved by regulatory authorities. For certain of the Company's potential products, an important factor in competition may be the timing of market introduction of its or competitive products. Accordingly, the relative speed with which Cytel or its collaborative partners can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market are expected to be important competitive factors. The Company expects that competition among products approved for sale will be based, among other things, on product efficacy, safety, reliability, availability, price and patent position.

The development by others of new treatment methods for those indications for which the Company is developing pharmaceuticals could render such pharmaceuticals noncompetitive or obsolete.

The Company's competitive position also depends upon its ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

EMPLOYEES

As of March 1, 1997, Cytel employed 97 individuals full-time, of whom 74 were engaged in research and development, including 32 who hold Ph.D. and/or M.D. degrees and 23 who were engaged in finance and general administration. A significant number of the Company's management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. Cytel believes that it has been highly successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intensifying. None of the Company's employees are covered by collective bargaining agreements, and management considers relations with its employees to be good.

EXECUTIVE OFFICERS

The executive officers of the Company and their ages as of March 1, 1997 are as follows:

Name                              Age      Position
----                              ---      --------
Virgil D. Thompson                57       President, Chief Executive Officer and Director

Robert L. Roe, M.D., F.A.C.P.     56       Executive Vice President,  Chief  Operating  Officer and
                                           Director

Karin Eastham                     47       Vice  President,  Finance and  Administration  and Chief
                                           Financial Officer

James C. Paulson, Ph.D.           49       Vice  President  and  General  Manager,  Glycotechnology
                                           Business Unit and Director

Robert W. Chesnut, Ph.D.          53       Vice President and Chief Scientific Officer

BUSINESS EXPERIENCE

Mr. Thompson joined Cytel in January 1996 as President and Chief Executive Officer, and member of the Board of Directors. His most recent position was that of President and Chief Executive Officer for CIBUS Pharmaceutical, Inc., a privately held oral drug delivery company from July 1994 to January 1996. He served as a consultant to the pharmaceutical industry from 1993 to 1994. From 1969 to 1993, Mr. Thompson was employed by Syntex Corporation ("Syntex"). During his tenure with Syntex, he held several key executive positions including President, Syntex Laboratories, Inc., Chief Operating Officer, Syntex Laboratories, Inc. and Vice President, Corporate Regulatory Affairs. Mr. Thompson earned a Bachelor of Science degree in Pharmacy from Kansas University and a Juris Doctor degree from the George Washington University Law School. He also serves on the boards of directors of Biotechnology General Corporation, Cypros Pharmaceuticals and Aradigm Corporation.

Dr. Roe joined Cytel in 1996 as Executive Vice President and Chief Operating Officer, and member of the Board of Directors. In his most recent position prior to joining the Company, Dr. Roe served as Executive Vice President, Chief Operating Officer, and member of the Board of Directors of Chugai Biopharmaceuticals, Inc., a San Diego based subsidiary of Chugai Pharmaceuticals Co., Ltd. of Japan, from August 1995 to February 1996. From 1976 to 1995, Dr. Roe was employed by Syntex in senior-level positions in medical research, pharmaceutical development and regulatory affairs, prior to becoming President of Development Research. Dr. Roe earned his Doctor of Medicine degree from the University of California at San Francisco, School of Medicine, and his Bachelor of Arts degree with Honors from Stanford University, in Biological Sciences. He is a Fellow of the American College of Physicians and the American College of Rheumatology.

Ms. Eastham has served as Vice President, Finance and Administration and Chief Financial Officer since 1992. Prior to Cytel, Ms. Eastham served as Vice President, Finance and Administration of Pritsker Corporation, a computer software company, from 1990 to 1992. From 1988 to 1990, Ms. Eastham was Vice President, Finance and Administration for Paper Art Company, Inc. Previously, Ms. Eastham held key executive positions, including Vice President, Finance, during her 12-year tenure with Boehringer Mannheim Diagnostics. Ms. Eastham received her Bachelor of Science degree in accounting and her Master of Business Administration degree in finance from Indiana University. She is a Certified Public Accountant. Ms. Eastham has notified the Company of her resignation effective in April 1997.

Dr. Paulson has served as a director since January 1991. He has been employed by Cytel in various positions since September 1990, most recently as Vice President and General Manager, Glycotechnology Business Unit. Prior to joining Cytel in 1990, Dr. Paulson was Professor and Vice Chairman of the Department of Biological Chemistry at the University of California, Los Angeles. He has also been an adjunct member of Scripps since July 1990. Dr. Paulson received his Bachelor of Arts degree in chemistry and biology from MacMurray College in Jacksonville, Illinois. He received his Master of Science degree and Doctor of Philosophy degree in biochemistry from the University of Illinois at Champaign Urbana and completed his postdoctoral fellowship at Duke University Medical Center.

Dr. Chesnut joined Cytel in 1988 and has held various positions, most recently Vice President and Chief Scientific Officer. He has also served as an Associate Member of the Department of Immunology, Scripps Clinic and Research Foundation since 1988. From 1977 to 1988, Dr. Chesnut was with the Department of Medicine, National Jewish Center for Immunology and Respiratory Medicine in Denver. Dr. Chesnut also served as an Assistant Professor of Microbiology, Immunology and Medicine at the University of Colorado Health Science Center. Dr. Chesnut received his Bachelor of Science and Doctor of Philosophy degree in microbiology from Oklahoma State University in Stillwater, Oklahoma.

All officers are elected annually by the Board of Directors. Each officer serves at the discretion of the Board of Directors. There are no family relationships among any of the directors, officers or key employees of the Company.

RISK FACTORS

EARLY STAGE OF DEVELOPMENT; ABSENCE OF PRODUCTS

The Company is at an early stage of development. It has not completed the development of any products and, accordingly, has not begun to market or generate revenues from the commercialization of products. In December 1996, the Company announced that data suggest that the effectiveness of Theradigm in generating a cellular immune response may be stronger in patients with lower amounts of virus in their bodies. As a result, the Company believes that Theradigm-HBV may be more effective in combination with an anti-viral agent and has no plans to conduct additional clinical studies of Theradigm-HBV as a monotherapy. In a Phase II trial, Cylexin was evaluated for its ability to prevent reperfusion injury to cardiac (heart) muscle during treatment of AMI with primary angioplasty. This trial was terminated in June 1996 after the independent safety and data monitoring panel determined that the drug was safe, but that there was no benefit in patients treated with Cylexin over those patients in the placebo control group. As a result, the Company's potential products will require significant additional development, laboratory and clinical trials, regulatory approval and additional investment prior to their commercialization. The Company does not expect to market any products for a number of years. There can be no assurance that the Company's product development efforts will progress any further or be successfully completed. In addition, there can be no assurance that the Company's products will be capable of being produced in commercial quantities at reasonable costs, that required regulatory approvals can be obtained or that any products, if introduced, will be successfully marketed or achieve customer acceptance.

RELIANCE ON COLLABORATIVE PARTNERS

The Company may be required to enter into collaborative agreements with third parties in order to access technologies that may be necessary to successfully develop certain of its products. There can be no assurance that the Company will be able to successfully negotiate acceptable collaborative arrangements that allow it to access such technology. In addition, there can be no assurance that any technology accessed through such collaboration will successfully meet the Company's requirements.

Cytel has relied on certain established pharmaceutical companies interested in its technology to fund a portion of its research and development expenses. The Company has entered into collaborative research agreements with collaborative partners, whereby the partners provide capital in exchange for certain technology, product, manufacturing and marketing rights. The Company is also entitled to receive certain milestone payments, royalties on product sales and/or other payments under these collaboration agreements. Accordingly, the Company will be dependent in part upon the efforts of its collaborative partners in discharging their obligations in order to develop and commercialize products and to generate revenues under the collaboration agreements.

Cytel also expects to rely on additional collaborative arrangements to develop and commercialize some of its products in the future. There can be no assurance that the Company will be able to negotiate acceptable collaborative arrangements in the future, or that such collaborative arrangements or its existing collaborative arrangements will continue to be successful. In addition, collaborative partners may pursue alternative technologies or develop alternative compounds either on their own or in collaboration with others, including the Company's competitors, as a means of developing treatments for the disease targeted by any collaborative programs.

CONTINUING OPERATING LOSSES; ACCUMULATED DEFICIT

The Company has experienced significant operating losses since its inception in 1987 through December 31, 1996. As of December 31, 1996, the Company had an accumulated deficit of approximately $92.8 million. The Company expects to incur substantial additional operating losses over the next several years and expects cumulative losses to increase as the Company's research and development and clinical trial efforts expand. All of the Company's revenues to date have consisted of contract research and development revenues, research grants and interest income. To achieve profitable operations, the Company, alone or with others, must successfully identify, develop, manufacture and market proprietary products.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

The Company will require substantial funds to conduct the research and development and preclinical and clinical testing of its products, to establish commercial scale manufacturing facilities and to market its products. The Company's future capital requirements will depend on many factors, including: continued scientific progress in its drug discovery programs; the magnitude of these programs; progress with preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; changes in its existing research relationships; the ability of the Company to establish and maintain collaborative arrangements; the cost of manufacturing scale-up; and effective commercialization activities and arrangements. The Company intends to seek such additional funding either through collaborative arrangements or through public or private financings. There can be no assurance that additional financing will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing securities, further dilution to existing stockholders may result. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its drug discovery programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish. If additional financing is not available, Cytel anticipates its existing available cash, cash equivalents and short-term investments, investment income and research and development funding from collaborative agreements and research grants will be adequate to satisfy its capital requirements and fund operating losses through the beginning of 1998.

GOVERNMENT REGULATION; UNCERTAINTY ASSOCIATED WITH CLINICAL TRIALS

The production and marketing of the Company's products and its ongoing research and development activities are subject to regulation by numerous governmental authorities in the United States and other countries. Any drug developed by the Company will undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the FDA and equivalent foreign authorities before it can be marketed. These processes can take a number of years and require the expenditure of substantial resources. The time required for completing such testing and obtaining such approvals is uncertain and approval itself may not be obtained. The Company is conducting human clinical testing of its lead product candidates, Theradigm-HBV and Cylexin. In December 1996, the Company announced that data suggest that the effectiveness of Theradigm in generating a cellular immune response may be stronger in patients with lower amounts of virus in their bodies. As a result, the Company believes that Theradigm-HBV may be more effective in combination with an anti-viral agent and has no plans to conduct additional clinical studies of Theradigm-HBV as a monotherapy. Cylexin was evaluated for its ability to prevent reperfusion injury to cardiac (heart) muscle during treatment of AMI with primary angioplasty. This trial was terminated in June 1996 after the independent safety and data monitoring panel determined that the drug was safe, but that there was no benefit in patients treated with Cylexin over those patients in the placebo control group. Further testing of these and the Company's product candidates in research and development may reveal other undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. The FDA or the Company and its collaborators may decide to discontinue or suspend clinical trials at any time if the subjects or patients who are participating in such trials are being exposed to unacceptable health risks or if the results show no benefit in patients treated with the drug compared to patients in the control group. There can be no assurance that the Company will not encounter additional problems in clinical trials that will cause the FDA or the Company to delay or suspend clinical trials. Furthermore, there can be no assurance that any of the Company's products will be approved by the FDA for any indication. Products, if any, resulting from Cytel's research and development programs are not expected to be commercially available for a number of years. Even if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which the drug may be marketed. In addition, a marketed drug, its manufacturer and the facilities in which the drug is manufactured are subject to continual review and periodic inspections. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market.

TECHNOLOGICAL CHANGE AND COMPETITION

The Company is engaged in a rapidly evolving field. Competition from other biotechnology companies, pharmaceutical companies and research and academic institutions is intense and expected to increase. There can be no assurance that the Company's competitors will not succeed in developing products based on the Company's technology or other technologies that are more effective than any which are being developed by the Company or which would render Cytel's technology and products obsolete and noncompetitive.

Many of the Company's competitors have substantially greater financial, technical and human resources than the Company. In addition, many of these competitors have significantly greater experience than the Company in undertaking preclinical testing and clinical trials of new pharmaceutical products and obtaining regulatory approvals of human therapeutic products. Accordingly, the Company's competitors may succeed in obtaining FDA approval for products more rapidly than the Company. Furthermore, if the Company is permitted to commence commercial sales of products, it will be competing with respect to manufacturing efficiency and marketing capabilities, areas in which it has limited or no experience.

The Company's products under development address an array of markets. The Company's competition will be determined in part by the potential indications for which the Company's compounds are developed and ultimately approved by regulatory authorities. For certain of the Company's potential products, an important factor in competition may be the timing of market introduction of its or competitive products. Accordingly, the relative speed with which Cytel can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market is expected to be an important competitive factor. The Company expects that competition among products approved for sale will be based, among other things, on product efficacy, safety, reliability, availability, price and patent position.

MANUFACTURING LIMITATIONS

The Company has not yet introduced any products. To be successful, the Company's products must be manufactured in commercial quantities in compliance with regulatory requirements and at an acceptable cost. The Company has limited experience in pilot scale manufacturing and does not have an adequate supply of compounds to meet its requirements for large, multi-center clinical trials. In addition, the Company has no experience in large scale manufacturing and currently lacks the capability to manufacture commercial quantities of its product candidates in accordance with regulatory requirements. If the Company is unable to develop or contract for large scale manufacturing capabilities on acceptable terms, the Company's ability to conduct clinical trials may be adversely affected, resulting in the delay of submission of products for regulatory approval, which in turn could adversely affect the Company's competitive position and its chances of achieving profitability.

Some of the pharmaceutical products which the Company is trying to develop belong to classes of products that have never been manufactured on a commercial scale. In some cases, the manufacturing process may require the synthesis of complex carbohydrates. Such synthesis may require the development of new manufacturing technology and expertise. There can be no assurance that such products can be manufactured by the Company or any other party at a cost or in quantities which are commercially viable.

PATENTS AND PROPRIETARY RIGHTS

The Company's success will depend in part on its ability to obtain patent protection for its products, both in the United States and other countries. The patent position of biotechnology and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There is no consistent policy regarding the breadth of claims allowed in biotechnology patents. The Company intends to file applications as appropriate for patents covering both its products and processes. There can be no assurance that patents will issue from any of the patent applications owned or licensed by the Company or that, if patents do issue, that claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company.

As is typical in the biotechnology industry, the commercial success of the Company will depend in part on the Company neither infringing patents issued to competitors nor breaching the technology licenses upon which the Company's products might be based. The Company is aware of third party patent applications and issued patents that may require the Company to alter products or processes, obtain licenses or cease certain activities. Based on a preliminary investigation, the Company believes that its compound Cylexin, which is currently in Phase II clinical trials for treatment of acute inflammation, may infringe one or more claims of a patent issued to a third party. The Company is continuing to investigate the validity and scope of the patent. Subject to this further investigation, the Company believes that it may be required to either obtain a license from the third party in order to manufacture and market Cylexin or, alternatively, to shift its development effort to another compound with attendant delay. There can be no assurance the Company will be able to obtain any necessary licenses at a reasonable cost or that it can successfully develop an alternative compound and obtain FDA approval for it. Failure by the Company to obtain a license to any technology that it requires to commercialize its products, or to develop an alternative compound and obtain FDA approval within an acceptable period of time if required to do so, would have a material adverse effect on the Company. Litigation, which could result in substantial costs to the Company, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of others' proprietary rights. In addition, the Company may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office which could result in substantial costs to the Company to determine the priority of inventions.

Cytel also protects its proprietary technology and processes in part by confidentiality agreements with its collaborative partners, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

ABSENCE OF SALES AND MARKETING EXPERIENCE

The Company has no experience in sales, marketing or distribution. To market any of its products directly, the Company must develop a substantial marketing and sales force with technical expertise and supporting distribution capability. Alternatively, the Company may obtain the assistance of a pharmaceutical company with a large distribution system and a large direct sales force. Other than its agreements with Schwarz, Sumitomo and Takara, the Company does not have any existing distribution arrangements with any pharmaceutical company for its products. There can be no assurance that the Company will be able to establish sales and distribution capabilities or be successful in gaining market acceptance for its products.

DEPENDENCE ON REIMBURSEMENT

Cytel's ability to commercialize its products successfully may depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third-party coverage will be available to enable Cytel to maintain price levels sufficient to realize an appropriate return on its investment in product development.

PRODUCT LIABILITY AND INSURANCE

The Company's business exposes it to potential product liability risks which are inherent in the testing, manufacturing and marketing of human therapeutic products. While the Company currently has product liability insurance, there can be no assurance that it will be able to maintain such insurance on acceptable terms or that insurance will provide adequate coverage against potential liabilities.

USE OF HAZARDOUS MATERIALS

The Company's research and development involves the controlled use of hazardous materials, chemicals and radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damage that results, which liability could exceed the resources of the Company. The

Company may incur substantial cost to comply with environmental regulations if the Company develops manufacturing capacity.

Although the Company believes that it is in compliance in all material respects with applicable environmental laws and regulations and currently does not expect to make material capital expenditures for environmental control facilities in the near term there can be no assurance that it will not be required to incur significant costs to comply with environmental laws and regulations in the future, or that the operations, business or assets of the Company will not be materially adversely affected by current or future environmental laws or regulations.

VOLATILITY OF COMMON STOCK PRICE

The market price for securities of biotechnology companies, including Cytel, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. Factors such as announcements of technological innovations or new commercial therapeutic products by the Company or others, governmental regulation, developments in patent or other proprietary rights, developments in the Company's relationships with its collaborative partners, public concern as to the safety of drugs developed by the Company or others and general market conditions may have a significant effect on the market price of the Company's common stock. Fluctuations in financial performance from period to period also may have a significant impact on the market price of the common stock.

ABSENCE OF DIVIDENDS

The Company has never paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future.

ITEM 2. PROPERTIES

Cytel's administrative offices and laboratories are located in San Diego. The Company occupies approximately 48,000 square feet of space under a lease which expires in 2001, with options to renew the lease for two additional five-year terms. Cytel has approximately 4,500 additional square feet of space in a nearby science park being utilized for Cytel's pilot plant under a lease which expires in 1998 with options to renew the lease for two additional five-year terms. Cytel also has 7,500 square feet of warehouse space under a lease expiring in November of 1997.

The Company believes its existing facilities will be adequate to meet the Company's needs for the foreseeable future. Should the Company need additional space, management believes it will be able to secure additional space at commercially reasonable rates.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock (NASDAQ symbol "CYTL") is traded publicly through the NASDAQ National Market System. The following table presents quarterly information on the price range of the Company's common stock. This information indicates the high and low sale prices reported by the NASDAQ National Market System. These prices do not include retail markups, markdowns or commissions.

                                                         High              Low
1996
                              1st Quarter              $   8.25         $   5.25
                              2nd Quarter              $   9.00         $   3.63
                              3rd Quarter              $   4.50         $   2.63
                              4th Quarter              $   4.88         $   2.63

1995
                              1st Quarter              $   4.75         $   2.88
                              2nd Quarter              $   6.63         $   3.69
                              3rd Quarter              $   9.38         $   5.13
                              4th Quarter              $   7.00         $   4.06

As of March 3, 1997, there were approximately 439 shareholders of record of the Company's common stock. The Company has never declared or paid dividends on its common stock and does not anticipate the payment of dividends in the foreseeable future.

In September 1996, the Company sold 158,228 shares of common stock for $1 million to Baxter Healthcare Corporation's Nextran unit under a collaborative agreement. The securities were issued in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.
There were no underwriters' commissions paid in connection with the transaction.

ITEM 6. SELECTED FINANCIAL DATA

STATEMENT OF OPERATIONS DATA

YEARS ENDED DECEMBER 31            1996         1995         1994         1993         1992
                                  ------       ------       ------       ------       ------
(IN MILLIONS  EXCEPT FOR NET LOSS
PER SHARE)
Operating revenues                $ 10.9       $ 16.8       $  6.3       $  3.5       $  9.6

Net Loss                           (12.5)       (8.00)       (17.0)       (22.4)       (14.9)

Net loss per share                 (0.50)       (0.36)       (0.98)       (1.41)       (1.15)

AS OF DECEMBER 31
BALANCE SHEET DATA:

Working Capital                     21.6         34.6         32.2         32.7         33.0

Total Assets                        34.3         48.1         45.0         44.6         44.0

Long-term obligations under
capital leases, equipment
notes payable and line of
credit                               1.1          1.8          1.2          1.9          1.9

Stockholders' equity                27.5         38.5         35.5         35.2         35.2

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those discussed in Item 1. - Business, including the section entitled "Risk Factors," as well as those discussed in any documents incorporated herein by reference.

Since its inception in July 1987, Cytel has devoted substantially all of its resources to the discovery and development of its potential immunotherapeutic products. To date, Cytel has not received any revenues from the sale of products. The Company has funded its research and development primarily from equity-derived working capital and through strategic alliances with other companies. The Company has been unprofitable since its inception and expects to incur substantial operating losses for the next several years. As of December 31, 1996, the Company's accumulated deficit was $92.8 million.

RESULTS OF OPERATIONS

The Company had total revenues of $10.9 million for the year ended December 31, 1996, compared to $16.8 million in 1995 and $6.3 million in 1994. Total revenues decreased $5.9 million or 35% in 1996 from 1995 and increased $10.5 million or 167% in 1995 from 1994. Revenues in each year consisted mainly of research and development revenues, which were $8.6 million in 1996, $15.3 million in 1995 and $5.5 million in 1994. Research and development revenues for 1996 consisted of funding received under the Company's collaborative research agreements with Sumitomo, Schwarz and Abbott, as well as a new collaboration with Nextran. Information regarding these collaborative agreements is contained in "Development and Marketing Arrangements" in Item 1 of Part I of this Annual Report on Form 10-K. Research and development revenues for 1995 resulted from the Company's collaborative research agreements with Sumitomo, Takara, Schwarz, P&U and Abbott. Research and development revenues for 1994 consisted of collaborative research funding from Sumitomo, Takara, and other amounts received from third parties. Research grant revenues were $2.3 million in 1996, $1.5 million in 1995 and $0.8 million in 1994.

The Company had operating expenses for the year ended December 31, 1996 of $24.8 million, compared to $20.7 million in 1995, excluding non-recurring non-cash charges of $5.9 million, and $24.1 million in 1994. Operating expenses increased $4.1 million or 20% in 1996 from 1995 and decreased $3.4 million or 14% in 1995 from 1994. The non-recurring, non-cash charges totaling $5.9 million were for acquired in-process research and development relating to the acquisition of RLI in July 1995, and the acquisition of Scripps' minority interest in Sequel Therapeutics, Inc. in October 1995. Both acquisitions were completed in exchange for Cytel stock.

Research and development expenses increased $4.4 million or 26% to $20.9 million in 1996 from $16.5 million in 1995 and decreased $3.3 million or 17% in 1995 from $19.8 million in 1994. The increase in 1996 from 1995 reflects the increased costs associated with the Company's clinical trials. The decrease in 1995 from 1994 was due to a continued Company wide effort to control costs. Additionally, the decrease reflects the expiration of the Genencor research and development agreement in the third quarter of 1994.

General and administrative expenses decreased to $3.9 million in 1996 from $4.2 million in 1995 and $4.3 million in 1994. This decrease was primarily due to the Company's cost reduction efforts during 1995 and 1996.

Net interest income was $1.4 million during 1996 compared to $1.9 million in 1995 and $0.8 million in 1994. The decrease in 1996 from 1995 was primarily attributable to a lower average cash balance in 1996. The increase in 1995 from 1994 was attributable to a higher average cash balance in 1995, due to proceeds from the collaborative research agreements entered into during 1995.

Cytel expects to incur substantial operating losses over the next several years due to continuing and increasing expenses associated with its research and development programs, including preclinical testing and clinical trials. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of revenues received and expenses incurred, and such fluctuations may be substantial.

LIQUIDITY AND CAPITAL RESOURCES

Cytel has financed operations since inception primarily through private placements of its equity securities, two public common stock offerings, revenues under collaborative research and development agreements, grant revenues and interest income. During 1996, Nextran, one of the Company's research and development collaborators, made an equity investment in the Company totaling $1.0 million. Through December 1996, the Company has raised approximately $120.3 million from the sale of equity securities. The Company has financed its laboratory equipment and research and office facilities primarily through capital and operating lease arrangements.

The Company had net working capital of $21.6 million as of December 31, 1996 compared to $34.6 million as of December 31, 1995. As of December 31, 1996, the Company's cash, cash equivalents, restricted cash and short-term investments decreased to $25.3 million from $38.4 million at December 31, 1995. The decrease was due to expenditures for the development of the Company's priority drug candidates and the Company's research programs. Cash used by operating activities in 1996 was $10.4 million compared to $3.7 million in 1995, due primarily to increased costs associated with the clinical trials combined with lower research and development revenues from collaborators.

Capital expenditures, primarily for laboratory equipment, totaled $2.1 million in 1996 compared to $0.4 million in 1995. The increase was due primarily to the $1.2 million expenditure to improve and equip the laboratory space leased in conjunction with the acquisition of RLI in 1995.

The Company's cash, cash equivalents and short-term investments are expected to decline primarily due to the continued clinical development of its immunotherapeutic product candidates and the conduct of its research programs. While the Company's investments may periodically reflect unrealized losses, management attempts to schedule the maturities of the Company's investments to coincide with the Company's expected cash requirements.

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

If additional financing is not available, Cytel anticipates its existing available cash, cash equivalents and short-term investments, investment income and research and development funding from collaborative agreements and research grants will be adequate to satisfy its capital requirements and fund operating losses through at least the beginning of 1998. The Company's future capital requirements depend on many factors, including continued scientific progress in its drug discovery programs, the magnitude of these programs, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, changes in the existing collaborative research relationships, the ability of the Company to establish and maintain development arrangements, the cost of manufacturing scale-up and effective commercialization activities and arrangements.

As is typical in the biotechnology industry, the commercial success of the Company will depend in part on the Company neither infringing patents issued to competitors nor breaching the technology licenses upon which the Company's products might be based. The Company is aware of third party patent applications and issued patents that may require the Company to alter products or processes, obtain licenses or cease certain activities. Based on preliminary investigation, the Company believes that its compound Cylexin, which is currently in Phase II clinical trials for infants undergoing surgery to correct congenital heart defects, may infringe one or more claims of a patent issued to a third party. The Company is continuing to investigate the validity and scope of the patent. Subject to this further investigation, the Company believes that it may be required to either obtain a license from the third party in order to manufacture and market Cylexin or, alternatively, to shift its development effort to another compound with attendant delay. There can be no assurance the Company will be able to obtain any necessary license at a reasonable cost or that it can successfully develop an alternative compound and obtain FDA approval for it. Failure by the Company to obtain a license to any technology that it requires to commercialize its products, or to develop an alternative compound and obtain FDA approval within an acceptable period of time if required to do so, would have a material adverse effect on the Company.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

The Report of Ernst & Young LLP, Independent Auditors, the Consolidated Financial Statements and Notes to Consolidated Financial Statements are included in the report on pages F-1 through F-19.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning the directors of the Company is incorporated by reference to the section entitled "Election of Directors" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Company's 1997 Annual Meeting of Stockholders to be held on June 27, 1997 (the "Proxy Statement"). Information concerning the current executive officers of the Company is contained in Item 1 of Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The section labeled "Executive Compensation" appearing in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section labeled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section labeled "Certain Transactions" appearing in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Index to Financial Statements

The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this Report.

                                                                            PAGE
                                                                            ----

Report of Ernst & Young LLP, Independent Auditors............................F-1

Consolidated Balance Sheets as of December 31, 1996 and 1995.................F-2

Consolidated Statements of Operations for each of the three years in the period ended December 31, 1996........................................F-3

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1996............................F-4

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996........................................F-5

Notes to Consolidated Financial Statements............................F-6 - F-19

(2)      Index to Financial Statement Schedules

The consolidated financial statement schedules required by this item are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

(3)      Listing of Exhibits

See Index to Exhibits on pages 31 and 35.

EXHIBIT
NUMBER                   DOCUMENT DESCRIPTION
------                   --------------------

3.1          Amended and Restated Certificate of Incorporation. *

3.2          Bylaws of the Registrant. *

3.3          Preferred Share Purchase Rights Plan. **

3.4 Form of Certificate of Amendment to the Company's Amended and Restated Certificate of Incorporation.#

4.1          Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2          Specimen certificate of the Common stock. *

10.1 Form of Indemnification Agreement entered into between the Registrant and its directors and officers. *

10.3 Letter Agreement, between the Registrant and James C. Paulson, dated March 2, 1990. *

10.5 Registrant's 1989 Stock Plan, as amended September 20, 1996 (the "1989 Plan").

EXHIBIT
NUMBER                   DOCUMENT DESCRIPTION
------                   --------------------

10.6         Forms of Incentive Stock Option Agreement under the 1989 Plan. *

10.7         Form of Nonstatutory Stock Option Agreement under the 1989 Plan. *

10.8         Employee Stock Purchase Plan, as amended.#

10.14 Lease Agreement, between the Registrant and Balit-Torrey Pines Associates, the assignee of First Capital Life Insurance Company, dated as of May 13, 1988, as amended December 23, 1988. *

10.16 Industrial Lease, between the Registrant and COAST/USC I, dated as of May 17, 1990, as amended June 27, 1990 and July 13, 1990. *

10.17 Agreement and Plan of Reorganization, among the Registrant, Cytel Acquisition Subsidiary, Inc., and Glycogen, Inc., dated as of October 10, 1991. *

10.19 Research Agreement, between the Registrant and The Scripps Research Institute, formerly Scripps Clinic and Research Foundation ("Scripps"), dated as of September 1, 1990, as amended August 5, 1991 (with certain confidential portions deleted). *(1)

10.20 Research Agreement, between the Registrant and the Regents of the University of California (the "Regents"), dated as of January 3, 1991 (with certain confidential portions deleted). *(1)

10.21 Option Agreement, between the Registrant and the Regents, dated as of January 3, 1991 (with certain confidential portions deleted). *(1)

10.22 Research Agreement, between the Registrant and The University of Washington, dated as of January 22, 1991 (with certain confidential portions deleted). *(1)

10.23 Exclusive License Agreement, between the Registrant and the FHCRC, dated as of May 24, 1991 (with certain confidential portions deleted).*(1)

10.24 License Agreement, between the Registrant and Scripps, dated as of September 23, 1991 (with certain confidential portions deleted). *(1)

10.25 Research and Option Agreement, between the Registrant and Scripps, dated October 1, 1991 (with certain confidential portions deleted). *(1)

10.26 Amended and Restated License Agreement, between GlycoGen and Genencor International, Inc. ("Genencor"), dated as of October 7, 1991.*

10.27 Letter Agreement, between the Registrant and Genencor, dated as of October 10, 1991. *

10.28 Technology Development Agreement, between the Registrant and Sumitomo Pharmaceuticals, Co., Ltd. ("Sumitomo") dated as of October 30, 1991 (with certain confidential portions deleted). *(1)

10.29 Letter Agreement, between the Registrant and Sumitomo, dated as of October 30, 1992. *

EXHIBIT
NUMBER                        DOCUMENT DESCRIPTION
------                        --------------------

10.32 Collaborative Research and License Agreement between the Registrant, Sequel Therapeutics, Inc. ("Sequel") and Scripps dated as of June 17, 1992 (with certain confidential portions deleted). ***(2)

10.34 Scripps Research Agreement between Scripps and Sequel dated as of April 1, 1992 (with certain confidential portions deleted). ***(2)

10.35 Amendment to License Agreement between the Registrant and Scripps dated as of June 17, 1992 (with certain confidential portions deleted). ***(2)

10.36 Assignment and Assumption Agreement between the Registrant and Pharmacia Biosystems AB, formerly known as Pharmacia AB dated as of June 17, 1992 (with certain confidential portions deleted). ***(2)

10.37 Registrant's Non-Employee Directors' Stock Option Plan, as amended March 21, 1997.

10.38 Investment Agreement, between the Registrant and Sumitomo, dated as of December 22, 1993.****

10.39 Sublease Agreements, between the Registrant and Agouron Pharmaceuticals, Inc. and the Registrant and Balit Torrey Pines Associates, dated as of December 17, 1993 and January 17, 1994, respectively.****

10.40 Letter Agreement, between the Registrant and Karin Eastham, dated September 14, 1992.****

10.43 Amended and Restated Technology Development Agreement between the Registrant and Sumitomo, dated February 17, 1995 (with certain confidential portions deleted).##(2)

10.44 Stock Purchase Agreement by and between the Registrant and Schwarz Pharma AG ("Schwarz") (with certain confidential portions deleted.)+(2)

10.45 Development, License, Supply and Marketing Agreement by and between the Registrant and Schwarz, dated May 18, 1995 (with certain confidential portions deleted).+(2)

10.48 Second Amendment to License Agreement between the Registrant and Scripps dated as of June 17, 1992 (with certain confidential portions deleted).+++(2)

10.49 Letter Agreement, between the Registrant and Virgil D. Thompson, dated December 19, 1995. +++

10.50 Letter Agreement, between the Registrant and Robert L. Roe, M.D., F.A.C.P., dated January 18, 1996. +++

10.51 Directors' Deferred Compensation Plan, effective as of March 17, 1995, as amended September 20, 1996.

Exhibit
Number                   Document Description
------                   --------------------

21.1         Subsidiaries of the Registrant.

23.1         Consent of Ernst & Young LLP, Independent Auditors.

25.1         Power of Attorney. Reference is made to page 36.

27.1         Financial Data Schedule

(a)(4)       Executive Compensation Plans and Arrangements

10.1 Form of Indemnification Agreement entered into between the Registrant and its directors and officers. *

10.3 Letter agreement, between the Registrant and James C. Paulson, dated March 2, 1990. *

10.5 Registrant's 1989 Stock Plan, as amended September 20, 1996 (the "1989 Plan").

10.6         Forms of Incentive Stock Option Agreement under the 1989 Plan. *

10.7         Form of Nonstatutory Stock Option Agreement under the 1989 Plan. *

10.8         Employee Stock Purchase Plan, as amended.#

10.37 Registrant's Non-Employee Directors' Stock Option Plan, as amended March 21, 1997.

10.40 Letter Agreement, between the Registrant and Karin Eastham, dated September 14, 1992.****

10.49 Letter Agreement, between the Registrant and Virgil D. Thompson, dated December 19, 1995. +++

10.50 Letter Agreement, between the Registrant and Robert L. Roe, M.D., F.A.C.P., dated January 18, 1996. +++

10.51 Directors' Deferred Compensation Plan, effective as of March 17, 1995 as amended September 20, 1996.

* Incorporated by reference to the Company's Form S-1 Registration Statement and Amendments thereto (File No. 33-43356)


**           Incorporated by reference to the Company's Form 8-K, dated March
             19, 1993.

*** Incorporated by reference to the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 1992, filed on March 26, 1993.

**** Incorporated by reference to the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 1993, filed on March 29, 1994.

# Incorporated by reference to the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 1994, filed on March 31, 1995.

## Incorporated by reference to the Company's Quarterly Report on Form 10-Q/A, Amendment No. 1, for the quarterly period ended March 31, 1995, filed on August 17, 1995.

+ Incorporated by reference to the Company's Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 1995, filed on August 14, 1995.

++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 1995, filed on November 13, 1995.

+++ Incorporated by reference to the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, filed on March 22, 1996.

(1) Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Act of 1933 and Rule 406 Thereunder Respecting Confidential Treatment dated November 21, 1991.

(2) Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Exchange Act of 1934 and Rule 24b-2 Thereunder Respecting Confidential Treatment dated May 15, 1996.


(b)          Report on Form 8-K

             There were no reports on Form 8-K filed in the fourth quarter of
               1996.

(c)          Exhibits

             The response to this portion of Item 14 is submitted as a separate section of this report.

(d)          Financial Statement Schedules

             The consolidated financial statement schedules required by this
               Item are listed under Item 14(a)(2).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 1997.

                                   CYTEL CORPORATION


                                   By   /s/ Virgil D. Thompson
                                        ----------------------------------------
                                        Virgil D. Thompson
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Virgil D. Thompson and Karin Eastham, and each of them, his attorney-in-fact, with the full power of substitution, for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                              /s/ Robert L. Roe                           March 31, 1997
/s/ David L. Anderson                  March 31, 1997         --------------------------------------------
---------------------------------------                       Robert L. Roe, M.D., F.A.C.P.
David L. Anderson                                             Executive Vice President, Chief Operating Officer
Director                                                      and Director


/s/ William T. Comer                   March 31, 1997         /s/ David Mahoney                           March 31, 1997
---------------------------------------                       --------------------------------------------
William T. Comer, Ph.D.                                       David Mahoney
Director                                                      Director


/s/ Karin Eastham                      March 31, 1997         /s/ Virgil D. Thompson                      March 31, 1997
---------------------------------------                       --------------------------------------------
Karin Eastham                                                 Virgil D. Thompson
Chief Financial Officer                                       President, Chief Executive Officer and Director
(Principal Financial and Accounting Officer)


                                                              /s/ Nicole Vitullo                          March 31, 1997
                                                              --------------------------------------------
                                                              Nicole Vitullo
/s/ Howard E. Greene, Jr.              March 31, 1997         Director
---------------------------------------
Howard E. Greene, Jr.
Chairman of the Board
and Director


/s/ James C. Paulson                   March 31, 1997
---------------------------------------
James C. Paulson, Ph.D.
Vice President, General Manager, Glycotechnology and Director

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Cytel Corporation

We have audited the accompanying consolidated balance sheets of Cytel Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cytel Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                  ERNST & YOUNG LLP


San Diego, California
January 31, 1997

                                Cytel Corporation

                           Consolidated Balance Sheets


                                                                           DECEMBER 31
                                                                    1996                1995
                                                                -------------       -------------
ASSETS
Current assets:
   Cash and cash equivalents                                    $   3,231,000       $   9,043,000
   Short-term investments                                          20,645,000          27,896,000
   Current portion of restricted cash                                 375,000              94,000
   Receivable under collaborative agreement                                --           2,000,000
   Other current assets                                             1,422,000           1,557,000
                                                                -------------       -------------
Total current assets                                               25,673,000          40,590,000
Restricted cash                                                     1,031,000           1,406,000
Property and equipment, net                                         2,935,000           2,488,000
Deposits and other assets                                           4,651,000           3,628,000
                                                                -------------       -------------
                                                                $  34,290,000       $  48,112,000
                                                                =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                     $   1,991,000       $   1,620,000
   Deferred contract revenues                                         732,000           2,757,000
   Accrued payroll and related expenses                               650,000             657,000
   Line of credit                                                     375,000              94,000
   Current portion of obligations under capital leases and
     equipment notes payable                                          341,000             842,000
                                                                -------------       -------------
Total current liabilities                                           4,089,000           5,970,000
Deferred rent                                                       1,640,000           1,832,000
Obligations under capital leases and equipment notes
   payable                                                             40,000             380,000
Line of credit                                                      1,031,000           1,406,000
Commitments
Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares
     authorized, none issued or outstanding                                --                  --
   Common stock, $.01 par value, 50,000,000 shares
     authorized, 25,091,309 shares and 24,556,399
     shares issued and outstanding at December 31, 1996
     and 1995, respectively                                           251,000             246,000
   Additional paid-in capital                                     120,095,000         118,749,000
   Accumulated deficit                                            (92,792,000)        (80,341,000)
   Deferred compensation                                                   --            (161,000)
   Unrealized gains (losses) on available-for-sale
     securities                                                       (64,000)             31,000
                                                                -------------       -------------
Total stockholders' equity                                         27,490,000          38,524,000
                                                                -------------       -------------
                                                                $  34,290,000       $  48,112,000
                                                                =============       =============

See accompanying notes.

                                Cytel Corporation

                      Consolidated Statements of Operations

                                                               YEARS ENDED DECEMBER 31
                                                     1996               1995               1994
                                                 ------------       ------------       ------------
Revenues:
   Research and development                      $  8,641,000       $ 15,287,000       $  5,500,000
   Research grants                                  2,251,000          1,484,000            793,000
                                                 ------------       ------------       ------------
                                                   10,892,000         16,771,000          6,293,000
Operating expenses:
   Research and development                        20,861,000         16,507,000         19,776,000
   General and administrative                       3,919,000          4,204,000          4,334,000
   Acquired in-process research and
     development                                           --          5,934,000                 --
                                                 ------------       ------------       ------------
                                                   24,780,000         26,645,000         24,110,000
Interest income, net                                1,437,000          1,881,000            813,000
                                                 ------------       ------------       ------------
Net loss                                         $(12,451,000)      $ (7,993,000)      $(17,004,000)
                                                 ============       ============       ============
Net loss per share                               $       (.50)      $      (0.36)      $      (0.98)
                                                 ============       ============       ============
Shares used in computing net loss per
   share                                           24,865,807         22,469,949         17,362,315
                                                 ============       ============       ============

See accompanying notes.

                               Cytel Corporation

                 Consolidated Statement of Stockholders' Equity

       For each of the three years in the period ended December 31, 1996



                                                       Common stock            Additional
                                               ----------------------------      paid-in       Accumulated      Deferred
                                                  Shares         Amount          capital         deficit      compensation
                                               -------------  -------------   -------------   -------------   -------------
Balance at December 31, 1993                      16,339,831  $     163,000   $  92,069,000   $ (55,344,000)  $  (1,725,000)
   Cumulative effect of change in accounting
     principle                                            --             --              --              --              --
   Issuance of common stock from private
     offerings, net of issuance costs              4,811,650         49,000      17,011,000              --              --
   Issuance of common stock                          300,346          3,000         288,000              --              --
   Amortization of deferred compensation,
     net                                                  --             --        (300,000)             --         829,000
   Unrealized losses on available-for-sale
     securities                                           --             --              --              --              --
   Net loss                                               --             --              --     (17,004,000)             --
                                               -------------  -------------   -------------   -------------   -------------
Balance at December 31, 1994                      21,451,827        215,000     109,068,000     (72,348,000)       (896,000)
   Issuance of common stock for acquisitions       2,097,102         21,000       7,423,000              --              --
   Issuance of common stock                        1,007,470         10,000       2,690,000              --              --
   Amortization of deferred compensation,
     net                                                  --             --        (432,000)             --         735,000
   Unrealized gains on available-for-sale
     securities                                           --             --              --              --              --
   Net loss                                               --             --              --      (7,993,000)             --
                                               -------------  -------------   -------------   -------------   -------------
Balance at December 31, 1995                      24,556,399        246,000     118,749,000     (80,341,000)       (161,000)
   Issuance of common stock                          534,910          5,000       1,363,000              --              --
   Amortization of deferred compensation,
     net                                                  --             --         (17,000)             --         161,000
   Unrealized losses on available-for-sale
     securities                                           --             --              --              --              --
   Net loss                                               --             --              --     (12,451,000)             --
                                               -------------  -------------   -------------   -------------   -------------
Balance at December 31, 1996                      25,091,309  $     251,000   $ 120,095,000   $ (92,792,000)  $          --
                                               =============  =============   =============   =============   =============

                                                  Unrealized
                                                 gains (losses)
                                                 on available-       Total
                                                    for-sale     stockholders'
                                                   securities       equity
                                                 -------------   -------------
Balance at December 31, 1993                     $          --   $  35,163,000
   Cumulative effect of change in accounting
     principle                                          15,000          15,000
   Issuance of common stock from private
     offerings, net of issuance costs                       --      17,060,000
   Issuance of common stock                                 --         291,000
   Amortization of deferred compensation,
     net                                                    --         529,000
   Unrealized losses on available-for-sale
     securities                                       (578,000)       (578,000)
   Net loss                                                 --     (17,004,000)
                                                 -------------   -------------
Balance at December 31, 1994                          (563,000)     35,476,000
   Issuance of common stock for acquisitions                --       7,444,000
   Issuance of common stock                                 --       2,700,000
   Amortization of deferred compensation,
     net                                                    --         303,000
   Unrealized gains on available-for-sale
     securities                                        594,000         594,000
   Net loss                                                 --      (7,993,000)
                                                 -------------   -------------
Balance at December 31, 1995                            31,000      38,524,000
   Issuance of common stock                                 --       1,368,000
   Amortization of deferred compensation,
     net                                                    --         144,000
   Unrealized losses on available-for-sale
     securities                                        (95,000)        (95,000)
   Net loss                                                 --     (12,451,000)
                                                 -------------   -------------
Balance at December 31, 1996                     $     (64,000)  $ (27,490,000)
                                                 =============   =============

See accompanying notes.

                                Cytel Corporation

                      Consolidated Statements of Cash Flows

                                                                               YEARS ENDED DECEMBER 31
                                                                    1996                1995                 1994
                                                                -------------       -------------       -------------
OPERATING ACTIVITIES
Net loss                                                        $ (12,451,000)      $  (7,993,000)      $ (17,004,000)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                  1,620,000           1,409,000           1,355,000
     Acquired in-process research and development                          --           5,934,000                  --
     Deferred rent                                                   (192,000)           (143,000)           (110,000)
     Amortization of deferred compensation                            144,000             303,000             529,000
     Deferred revenue                                              (2,025,000)           (243,000)            250,000
     Changes in operating assets and liabilities:
       Receivable under collaborative agreement                     2,000,000          (2,000,000)                 --
       Other current assets                                           135,000            (735,000)            321,000
       Accounts payable and accrued liabilities                       371,000            (128,000)            307,000
       Accrued payroll and related expenses                            (7,000)            (59,000)            120,000
                                                                -------------       -------------       -------------
Net cash used in operating activities                             (10,405,000)         (3,655,000)        (14,232,000)

INVESTING ACTIVITIES
Purchases of available-for-sale securities                       (110,774,000)       (255,532,000)        (57,718,000)
Maturities of available-for-sale securities                        64,787,000         147,434,000          30,018,000
Sales of available-for-sale securities                             53,143,000         107,052,000          36,061,000
Property and equipment                                             (2,067,000)           (397,000)           (599,000)
Deposits and other assets                                          (1,023,000)           (695,000)           (787,000)
                                                                -------------       -------------       -------------
Net cash provided by (used in) investing activities                 4,066,000          (2,138,000)          6,975,000

FINANCING ACTIVITIES
Principal payments under capital lease obligations and
   equipment notes payable                                           (841,000)           (814,000)           (701,000)
Principal payments under line of credit obligations                   (94,000)                 --                  --
Net proceeds from refinancing of equipment                                 --                  --             144,000
Proceeds from line of credit                                               --           1,500,000                  --
Restricted cash for line of credit collateral                          94,000          (1,500,000)                 --
Net proceeds from issuance of common stock                          1,368,000           4,210,000          17,351,000
                                                                -------------       -------------       -------------
Net cash provided by financing activities                             527,000           3,396,000          16,794,000
                                                                -------------       -------------       -------------
Increase (decrease) in cash and cash equivalents                   (5,812,000)         (2,397,000)          9,537,000
Cash and cash equivalents at beginning of year                      9,043,000          11,440,000           1,903,000
                                                                -------------       -------------       -------------
Cash and cash equivalents at end of year                        $   3,231,000       $   9,043,000       $  11,440,000
                                                                =============       =============       =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                   $     199,000       $     185,000       $     256,000
                                                                =============       =============       =============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Unrealized gains (losses) on available-for-sale securities      $     (95,000)      $     594,000       $    (563,000)
                                                                =============       =============       =============

See accompanying notes.

                                Cytel Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

Cytel Corporation (the Company) was incorporated in Delaware on July 10, 1987. The Company was established to design and develop a new class of drugs for the more effective treatment of acute and chronic inflammatory diseases, infectious diseases and cancer.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, Cytel Acquisition Subsidiary, Inc. from its inception in October 1991 through its dissolution in June 1996, Sequel Therapeutics, Inc. from June 1992 through October 1995 (Note 3), and Receptor Laboratories, Inc. since its purchase in July 1995. All significant intercompany accounts and transactions have been eliminated.

NEW ACCOUNTING STANDARD

The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective January 1, 1996. SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of SFAS 121 did not have any effect on the Company's financial position or results of operations.

CASH EQUIVALENTS

Cash equivalents consist of highly liquid U.S. government securities and corporate obligations with original maturities of 90 days or less when purchased.

SHORT-TERM INVESTMENTS

The Company has classified its investments as available-for-sale and accordingly carries them at fair value. Unrealized holding gains or losses on these securities are carried as a separate component of stockholders' equity. The amortized cost of debt securities in this

                                Cytel Corporation

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are also included in interest income. The cost of securities sold is based on the specific identification method.

CONCENTRATION OF CREDIT RISK

The Company invests its excess cash in U.S. government securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Management attempts to schedule the maturities of the Company's investments to coincide with the Company's expected cash requirements.

PROPERTY AND EQUIPMENT

Furniture and equipment is stated at cost and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the assets or the lease term.

INTANGIBLE ASSETS

Included in deposits and other assets are patent filing and organization costs. Patent filing costs will be amortized over the estimated useful lives of the patents when issued.

DEFERRED RENT

Rent expense is recognized on a straight-line basis over the terms of the leases. Accordingly, rent expense incurred in excess of rent paid is reflected as deferred rent.

EMPLOYEE STOCK OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations (APB 25) in accounting for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options is not less than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                                Cytel Corporation

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RESEARCH AND DEVELOPMENT REVENUES AND EXPENSES

Research and development revenues are recorded as earned based on the performance requirements of the contract. Research and development costs are expensed as incurred. Expenses under research and development contracts were $13,100,000, $11,700,000 and $12,700,000 for 1996, 1995 and 1994, respectively.

RESEARCH GRANTS

Research grants represent research and development revenues primarily from National Institutes of Health grants.

NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding during the year.

2. SHORT-TERM INVESTMENTS

The following table summarizes available-for-sale securities:

                                                 AVAILABLE-FOR-SALE SECURITIES
                                --------------------------------------------------------------
                                                    GROSS           GROSS
                                                  UNREALIZED      UNREALIZED       ESTIMATED
                                   COST             GAINS           LOSSES         FAIR VALUE
                                -----------      -----------      -----------      -----------
DECEMBER 31, 1996
U.S. Government Securities      $13,419,000      $     5,000      $   (62,000)     $13,362,000
Corporate Obligations             7,290,000            9,000          (16,000)       7,283,000
                                -----------      -----------      -----------      -----------
                                $20,709,000      $    14,000      $   (78,000)     $20,645,000
                                ===========      ===========      ===========      ===========

                                Cytel Corporation

2. SHORT-TERM INVESTMENTS (CONTINUED)

                                                 AVAILABLE-FOR-SALE SECURITIES
                                --------------------------------------------------------------
                                                    GROSS           GROSS
                                                  UNREALIZED      UNREALIZED       ESTIMATED
                                   COST             GAINS           LOSSES         FAIR VALUE
                                -----------      -----------      -----------      -----------
DECEMBER 31, 1995
U.S. Government Securities      $22,243,000      $    63,000      $   (35,000)     $22,271,000
Corporate Obligations             5,622,000           13,000          (10,000)       5,625,000
                                -----------      -----------      -----------      -----------
                                $27,865,000      $    76,000      $   (45,000)     $27,896,000
                                ===========      ===========      ===========      ===========

The above tables exclude an aggregate of $1,985,000 and $3,487,000 in U.S. government securities and corporate obligations which are classified as cash equivalents in the accompanying balance sheets at December 31, 1996 and 1995, respectively.

The gross realized gains on sales of available-for-sale securities totaled $38,000 and $113,000, respectively, and the gross realized losses totaled $78,000 and $302,000, respectively, for 1996 and 1995.

The amortized cost and estimated fair value of debt securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                                      ESTIMATED
                                                   COST               FAIR VALUE
                                                -----------          -----------
Due in one year or less                         $10,486,000          $10,475,000
Due in one to three years                        10,223,000           10,170,000
                                                -----------          -----------
                                                $20,709,000          $20,645,000
                                                ===========          ===========

3. ACQUISITIONS

SEQUEL THERAPEUTICS, INC.

On June 17, 1992, the Company and The Scripps Research Institute (Scripps) formed Sequel Therapeutics, Inc. (Sequel) to develop immunotherapeutics for the treatment of chronic infectious diseases and cancer. The Company and Scripps each transferred certain technologies to Sequel in exchange for initial percentage ownership interests in Sequel of 53% and 47%, respectively.

                                Cytel Corporation

3. ACQUISITIONS (CONTINUED)

In connection with the formation of Sequel, the Company entered into a Research and Administrative Services Agreement with Sequel and a Collaborative Research and License Agreement with Scripps and Sequel. Commencing April 1, 1992, the Company and Scripps received additional shares of Sequel stock in exchange for costs incurred by each shareholder under these agreements. The Company has expensed all of the research and development funding provided to Sequel under these agreements.

In October 1995, the Company acquired Scripps' minority interest in Sequel in exchange for 1,300,000 shares of Cytel common stock valued at $4.1 million. These shares are subject to certain resale restrictions. The total purchase price was expensed to acquired in-process research and development.

RECEPTOR LABORATORIES, INC.

In July 1995, the Company acquired Receptor Laboratories, Inc. ("RLI"), a private company conducting research in Charlottesville, Virginia, which was accounted for as a purchase. The Company acquired RLI for $1.8 million in Cytel common stock, which was expensed to acquired in-process research and development. Additionally, certain former RLI shareholders and other parties invested $1.5 million in the Company to provide initial funding for the Charlottesville operation. In January 1997, the Company sold certain assets of RLI for aggregate consideration valued at approximately $950,000. In conjunction with the sale, the Company maintained certain nonexclusive rights to technology licensed from the University of Virginia.

The following unaudited pro forma combined results of operations of the Company for the years ended December 31, 1995 and 1994 have been prepared assuming that the acquisition of Receptor Laboratories, Inc. had occurred as of January 1, 1994. This pro forma information is not necessarily indicative of the results that would have occurred nor is it indicative of future results.

                                                 YEARS ENDED DECEMBER 31
                                               1995                    1994
                                           ------------            ------------
Revenues                                   $ 16,771,000            $  6,363,000
Net loss                                     (8,719,000)            (19,737,000)
Net loss per share                                 (.38)           $      (1.10)

                                Cytel Corporation

4. BALANCE SHEET INFORMATION

Other current assets consist of the following:

                                                             DECEMBER 31
                                                         1996            1995
                                                      ----------      ----------
Investment income and grant revenue receivable        $1,150,000      $1,027,000
Prepaid expenses                                         266,000         524,000
Notes receivable from officers and employees               6,000           6,000
                                                      ----------      ----------
                                                      $1,422,000      $1,557,000
                                                      ==========      ==========

Property and equipment consist of the following:

                                                             DECEMBER 31
                                                         1996            1995
                                                     -----------     -----------
Furniture and equipment                              $ 4,949,000     $ 5,043,000
Leasehold improvements                                 1,898,000       1,466,000
Construction in progress                                      --          22,000
                                                     -----------     -----------
                                                       6,847,000       6,531,000
Less accumulated depreciation and amortization        (3,912,000)     (4,043,000)
                                                     -----------     -----------
                                                     $ 2,935,000     $ 2,488,000
                                                     ===========     ===========

Deposits and other assets consist of the following:

                                                             DECEMBER 31
                                                         1996            1995
                                                      ----------      ----------
Patents                                               $4,357,000      $3,171,000
Deposits                                                 294,000         457,000
                                                      ----------      ----------
                                                      $4,651,000      $3,628,000
                                                      ==========      ==========

5. STOCKHOLDERS' EQUITY

EMPLOYEE STOCK PURCHASE PLAN

In October 1991, the Company adopted an Employee Stock Purchase Plan (the Stock
Plan) whereby employees, at their option, can purchase shares of Company common stock through payroll deductions at the lower of 85% of the fair market value on the plan offering date or 85% of the fair market value of the common stock at the purchase date.

                                Cytel Corporation

5. STOCKHOLDERS' EQUITY (CONTINUED)

The aggregate number of shares that may be issued under the Stock Plan is set at 500,000. As of December 31, 1996, 334,023 shares of common stock have been purchased under the Plan.

STOCK PLANS

In November 1989, the Company adopted a Stock Plan (the Plan), under which options may be granted to employees, directors, consultants or advisors of the Company. The Plan provides for the grant of both incentive stock options and nonstatutory stock options. The exercise price of an incentive stock option is not less than the fair market value of the common stock on the date of grant. The exercise price of nonstatutory options is not less than 85% of the fair market value of the common stock on the date of grant. No options granted under the Plan have a term in excess of ten years from the date of grant. Shares and options issued under the Plan vest over four and five years. For certain options granted prior to the Company's initial public offering, the Company recognized deferred compensation expense for the excess of the deemed value for accounting purposes of the common stock issuable upon exercise of such options over the aggregate exercise price of such options. This deferred compensation expense is amortized ratably over the vesting period of each option.

In June 1994, the Company adopted the 1994 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). On January 1 of each year beginning January 1, 1995, each Non-Employee Director who has been a Non-Employee Director for at least three months shall be granted an option to purchase 5,000 shares of common stock of the Company. In addition, each person who becomes a Non-Employee Director of the Company after the adoption of the Directors' plan shall be granted an option to purchase 25,000 shares of common stock of the Company. The exercise price of options issued under the Directors' Plan shall be equal to 100% of the fair market value of the common stock on the date of grant. Options issued under the Directors' Plan vest over five years. No options issued under the Directors' Plan have a term in excess of ten years from the date of grant.

An aggregate of 6,400,000 shares of common stock have been reserved for issuance under both plans.

                                Cytel Corporation

5. STOCKHOLDERS' EQUITY (CONTINUED)

The following table summarizes stock option activity for the three years ended December 31, 1996:

                                                                         WEIGHTED-
                                                          SHARES       AVERAGE PRICE
                                                        ----------------------------
Balance at December 31, 1993                             3,297,004         $4.79
   Granted                                               1,770,962          3.03
   Exercised                                              (245,182)          .52
   Cancelled                                            (1,458,066)         6.92
                                                        ----------
Balance at December 31, 1994                             3,364,718          3.82
   Granted                                                 945,468          4.83
   Exercised                                              (593,024)         2.02
   Cancelled                                              (796,140)         3.70
                                                        ----------
Balance at December 31, 1995                             2,921,022          3.80
   Granted                                               2,027,649          5.41
   Exercised                                              (280,899)         2.21
   Cancelled                                              (166,308)         4.21
                                                        ----------
Balance at December 31, 1996                             4,501,464          4.60
                                                        ==========

As of December 31, 1996, 311,198 shares are reserved for future issuance under the Plans.

Following is a summary of the options outstanding as of December 31, 1996:

                                                                                   WEIGHTED
                                                                                   AVERAGE
                                       WEIGHTED                                    EXERCISE
                                       AVERAGE        WEIGHTED                     PRICE OF
RANGE OF EXERCISE       OPTIONS     REMAINING LIFE    AVERAGE        OPTIONS        OPTIONS
    PRICES            OUTSTANDING      IN YEARS    EXERCISE PRICE  EXERCISABLE    EXERCISABLE
-----------------     -----------   -------------- --------------  -----------    -----------
$.20 - $1.25              93,037           4.61      $     .41         93,037      $     .41
$2.688 - $4.00         1,884,556           7.81           3.34        405,979           2.89
$4.375 - $6.125        2,065,669           8.22           5.30        703,353           5.04
$6.50 - $12.00           458,202           8.94           7.51         19,880           8.34
                       ---------                                    ---------
                       4,501,464           8.05      $    4.60      1,222,249      $    4.03
                       =========                                    =========

                                Cytel Corporation

5. STOCKHOLDERS' EQUITY (CONTINUED)

In December 1994, the Board of Directors approved a plan for which employee option holders, excluding non-employee directors of the Company, could have exchanged all of their current vested and unvested options on a one-for-one basis for new options priced at the market value as of December 15, 1994. An aggregate of 1,343,887 options at an average price of $7.16 were exchanged for options with an exercise price of $2.69. These replacement options expire 10 years from the original grant date and vest over 5 years beginning December 16, 1994. The replacement options are included in grants and cancellations in the above summary of stock option activity.

Adjusted pro forma information regarding net income or loss is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the "Black-Scholes" method for option pricing with the following weighted average assumptions for both 1995 and 1996: risk-free interest rates of 6%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of
 .94; and a weighted average expected life of the option of six years.

For purposes of adjusted pro forma disclosures, the estimated fair value of the option is amortized to expense over the option's vesting period. The Company's adjusted pro forma information is as follows:

                                                    1996                1995
                                                ------------        -----------
Pro forma  net loss                             $(14,316,000)       $(8,349,000)
Pro forma net loss per share                           (0.58)             (0.37)

Weighted average fair value of options granted during the year 1996 and 1995 was $4.28 and $3.84, respectively.

The pro forma effect for 1996 and 1995 is not likely to be representative of the effects on reported net loss in future years because these amounts reflect only two or one year vesting, respectively.

STOCKHOLDER RIGHTS PLAN

In March 1993, the Company adopted a Stockholder Rights Plan. The Plan provides for the distribution of a preferred share purchase right ("Rights") as a dividend for each share of the Company's common stock held as of record date at the close of business on April 8, 1993. Under certain conditions involving an acquisition by any person or group

                                Cytel Corporation

5. STOCKHOLDERS' EQUITY (CONTINUED)

of 15% or more of the common stock, the Rights permit the holders (other than the 15% holder) to purchase one one-hundredth of a share of Series A Preferred Stock at a price of $80 per one one-hundredth of a preferred share per Right. Each one one-hundredth of a share of preferred stock has rights, privileges and preferences which make its value approximately equal to the value of a common share. In addition, in the event of certain business combinations, the Rights permit the purchase of the common stock of an acquirer at a 50% discount. Under certain conditions, the Rights may be redeemed by the Board of Directors at a price of $.01 per Right. The Rights have no voting privileges and are attached to and automatically trade with the Company's common stock. The Rights will expire on March 19, 2003.

6. COMMITMENTS

The Company has financed its office and research facilities and certain equipment under operating and capital leases and equipment notes payable. Provisions of the facilities leases provide for abatement of rent during certain periods and escalating rent payments during the lease terms.

The minimum annual rents are subject to increases based on changes in the Consumer Price Index, taxes, insurance and operating costs. Included in other current assets and deposits and other assets is $294,000 and $591,000 deposited under these agreements at December 31, 1996 and 1995, respectively.

In connection with the RLI acquisition (Note 3), the Company entered into a $1.5 million line of credit for funding to construct and equip the Charlottesville facility. The credit agreement expired September 1, 1996 and the unpaid principal is payable in 16 successive equal quarterly installments beginning December 1, 1996. Interest is payable monthly at 7.50% beginning December 31, 1996. Restricted cash consists of a time deposit maintained as collateral for the line of credit.

                                Cytel Corporation

6. COMMITMENTS (CONTINUED)

Annual future minimum lease, note and line of credit payments as of December 31, 1996 are as follows:

                                                                    OBLIGATIONS
                                                                  UNDER CAPITAL
                                                                    LEASES AND
                                                   OPERATING         EQUIPMENT          LINE OF
Year                                                LEASES         NOTES PAYABLE         CREDIT
                                                  -----------       -----------       -----------
1997                                              $ 2,000,000       $   360,000       $   375,000
1998                                                2,008,000            41,000           375,000
1999                                                1,893,000                --           375,000
2000                                                1,906,000                --           281,000
2001                                                  842,000                --                --
                                                  -----------       -----------       -----------
Total minimum lease, note and line of credit
   payments                                       $ 8,649,000           401,000         1,406,000
                                                  ===========
Less amount representing interest                                       (20,000)               --
                                                                    -----------       -----------
Present value of remaining minimum capital
   lease, equipment note and line of credit
   payments                                                             381,000         1,406,000
Less amounts due in one year                                           (341,000)         (375,000)
                                                                    ===========       ===========
Long-term portion of obligations under
   capital leases, equipment notes payable
   and line of credit                                               $    40,000       $ 1,031,000
                                                                    ===========       ===========

Rent expense for 1996, 1995 and 1994 was $1,842,000, $1,736,000 and $1,932,000,
respectively.

Cost and accumulated depreciation of equipment under capital leases and equipment notes payable were as follows:

                                                                      ACCUMULATED
                                                  COST                DEPRECIATION
                                                ----------            ----------
December 31, 1996                               $1,803,000            $1,702,000
December 31, 1995                               $3,110,000            $2,373,000

                                Cytel Corporation

7. REVENUES UNDER COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

In September 1996, the Company entered into a collaborative agreement with Baxter Healthcare Corporation's Nextran unit (Nextran) to develop a carbohydrate product for use in xenotransplantation. Under the agreement, the Company will manufacture and sell a carbohydrate which Nextran will incorporate into a xenotransplant product. Nextran made an up-front payment of $500,000 and purchased 158,228 shares of the Company's common stock at $6.32 per share for the right to enter into an exclusive supply agreement. Nextran will make additional payments to the Company upon option exercise, achievement of milestones and supply of carbohydrate.

In December 1995, the Company entered into a collaborative agreement with Abbott Laboratories (Abbott) to develop manufacturing processes for the production of certain carbohydrates. Abbott paid a $2 million up-front fee in January 1996 for an option to obtain a worldwide license for limited applications under the Company's patents and know-how in the area of carbohydrate synthesis for use in nutritional products. Abbott will make milestone payments to the Company upon achievement of production and commercial milestones and will pay royalties on the volume of product sold. In December 1996, Abbott made the first milestone payment to the Company in the amount of $2 million.

In May 1995, the Company entered into a collaborative agreement with Schwarz Pharma AG (Schwarz) for the development and marketing of carbohydrate selection blockers, including Cylexin(TM). Schwarz and the Company will share the marketing responsibility in North America. Schwarz will have sole responsibility for marketing products in Europe. Under the terms of the agreement, Schwarz made an up-front license payment and purchased 241,546 shares of the Company's common stock at $8.28 per share. Schwarz will also make milestone payments and fund 75% of clinical development costs to commercialize product in Europe and North America. Additionally, the Company will receive manufacturing profits and royalties on product sales in Europe, and Schwarz and the Company will evenly share profits in North America. In December 1995, Schwarz made the first milestone payment to the Company in the form of the purchase of an additional 241,546 shares of the Company's common stock at $8.28 per share.

Under agreements with Takara Shuzo Co., Ltd. Biomedical Group ("Takara") initiated in 1994, the Company's Theradigm technology is being applied to fungal disease targets and cellular therapy for the treatment of cancer. Under the anti-fungal collaboration, Takara obtained rights to any anti-fungal products resulting from the collaboration for commercialization in Japan. The Company has the right to develop products in North America, and the companies share rights in the rest of the world.

                                Cytel Corporation

7. REVENUES UNDER COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS (CONTINUED)

In September 1994, Takara completed its equity investment in the Company with the purchase of 400,000 shares of the Company's common stock at $7.50 per share and supported research at the Company for 18 months. Research in the anti-fungal field, using Cytel technology, is now being conducted independently by Takara in Japan. Under the cellular therapy collaboration, Takara obtained rights to the Company's technology relevant to the development of ex vivo cellular therapies for the treatment of cancer in Japan. The Company was granted a license to any patents or know-how in the field, and also retains all rights to cellular therapy outside Japan. Takara will pay royalties on sales from products resulting from collaboration under both agreements.

In October 1991, the Company entered into a five-year collaborative agreement with Sumitomo Pharmaceuticals Co., Ltd. (Sumitomo) to develop drugs based on the Company's CAM technology for the treatment of white blood cell-mediated diseases and cancer. Under the terms of the agreement, Sumitomo provided research support payments of $15.4 million. Sumitomo exercised an option to license candidate compounds emerging from the collaboration for Pacific Rim markets, and is obligated to make payments if certain milestones are met and pay royalties to the Company on sales of such products. Total option fees and milestone payments will not exceed $25 million. The Company has retained worldwide manufacturing rights and all rights to sell drugs resulting from the collaboration in the United States and other markets. In October 1994, Sumitomo completed its equity investment in the Company with the purchase of 1,408,450 shares of the Company's common stock at $3.55 per share. In October 1992 and December 1994, Sumitomo exercised its option to license candidate compounds and made milestone payments of $0.5 million and $1.0 million, respectively. In 1995, Sumitomo exercised its option on all additional compounds to be generated within the collaboration and made an additional milestone payment of $1.0 million.

8. INCOME TAXES

Significant components of the Company's deferred tax assets as of December 31, 1996 and 1995 are shown below. At December 31, 1996, a valuation allowance of $42,596,000 of which $7,526,000 is related to 1996, has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

                                                     1996               1995
                                                 ------------       ------------
Deferred tax assets:
   Capitalized research expenses                 $  4,501,000       $  2,722,000
   Net operating loss carryforwards                29,210,000         26,540,000
   Research and development credits                 6,376,000          4,903,000
   Other                                            2,509,000            905,000
                                                 ------------       ------------
Total deferred tax assets                          42,596,000         35,070,000
Valuation allowance for deferred tax assets       (42,596,000)       (35,070,000)
                                                 ------------       ------------
Net deferred tax assets                          $         --       $         --
                                                 ============       ============

                                Cytel Corporation

8. INCOME TAXES (CONTINUED)

At December 31, 1996, the Company has federal and California net operating loss carryforwards of approximately $82,179,000 and $7,462,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and the fifty percent limitation on California loss carryforwards. The federal tax loss carryforwards will begin expiring in 2002, unless previously utilized. The California tax loss carryforwards began expiring in 1996. Approximately $230,000 expired in 1996. The Company also has federal and California research and development tax credit carryforwards of $4,920,000 and $2,240,000, respectively, which will begin expiring in 2002 unless previously utilized.

Pursuant to Internal Revenue Code Sections 382 and 383, the annual use of the Company's net operating loss and credit carryforwards will be limited because of greater than 50% cumulative changes in ownership which occurred during 1989 and 1995. However, the Company believes that this limitation will not have a material impact on the financial statements.