Form 10-Q
period 1997-03-31
CYTEL CORP/DE
filed 1997-05-14
CIK 822206

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997, or

/ / Transition Period Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From _______ to _______.


                         Commission file number 0-19591

                                CYTEL CORPORATION
             (Exact name of Registrant as specified in its charter)


         Delaware                                             33-0245076
         --------                                             ----------

                             3525 John Hopkins Court
                           San Diego, California 92121
                           ---------------------------
                    (Address of principal executive offices)


                                 (619) 552-3000
                                 --------------
                         (Registrant's telephone number)


Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X                   No
                                ---                     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock: $.01 par value, 25,133,754 shares outstanding as of March 31, 1997

                                CYTEL CORPORATION

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Condensed Consolidated Balance Sheets as of
                   March 31, 1997 and December 31, 1996........................1

                   Condensed Consolidated Statements of Operations
                   for the Three Months Ended March 31, 1997 and 1996..........2

                   Condensed Consolidated Statements of Cash Flows
                   for the Three Months Ended March 31, 1997 and 1996..........3

                   Notes to Condensed Consolidated Financial Statements........4

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.........................6

PART II. OTHER INFORMATION

         Items 1 to 6 .........................................................9

         Signatures  .........................................................10

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                CYTEL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                            March 31,       December 31,
                                                                                              1997             1996
                                                                                         -------------     -------------
                                                                                          (Unaudited)         (Note)
ASSETS
Current assets:
      Cash and cash equivalents                                                          $   2,992,000     $   3,231,000
      Short-term investments                                                                16,041,000        20,645,000
      Current portion of restricted cash                                                       375,000           375,000
      Prepaids and other current assets                                                      1,490,000         1,422,000
                                                                                         -------------     -------------
Total current assets                                                                        20,898,000        25,673,000

Restricted cash                                                                                938,000         1,031,000
Property and equipment, net                                                                  1,805,000         2,935,000
Deposits and other assets                                                                    5,531,000         4,651,000
                                                                                         -------------     -------------

Total assets                                                                             $  29,172,000     $  34,290,000
                                                                                         =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued liabilities                                           $   1,396,000     $   1,991,000
      Deferred contract revenues                                                                86,000           732,000
      Accrued payroll and related expenses                                                     434,000           650,000
      Line of credit                                                                           375,000           375,000
      Current portion of obligations under capital leases and equipment notes payable          217,000           341,000
                                                                                         -------------     -------------
Total current liabilities                                                                    2,508,000         4,089,000

Deferred rent payable                                                                        1,591,000         1,640,000

Obligations under capital leases and equipment notes payable                                    14,000            40,000
Line of credit                                                                                 938,000         1,031,000

Stockholders' equity:
      Preferred stock, $.01 par value, 10,000,000 shares
        authorized, none issued or outstanding                                                      --                --
      Common stock, $.01 par value, 50,000,000 shares
        authorized, 25,133,754 and 25,091,309 shares issued and
        outstanding at March 31, 1997 and December 31, 1996, respectively                      251,000           251,000
      Additional paid-in capital                                                           120,212,000       120,095,000
      Accumulated deficit                                                                  (96,220,000)      (92,792,000)
      Unrealized losses on available-for-sale securities                                      (122,000)          (64,000)
                                                                                         -------------     -------------
Total stockholders' equity                                                                  24,121,000        27,490,000
                                                                                         -------------     -------------

Total liabilities and stockholders' equity                                               $  29,172,000     $  34,290,000
                                                                                         =============     =============

Note: The balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                CYTEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three months ended March 31,
                                                      1997             1996
                                                  ------------     ------------
                                                           (Unaudited)
REVENUES
Research and development                          $  1,125,000     $  1,667,000
Research grants and other income                       540,000          637,000
                                                  ------------     ------------
                                                     1,665,000        2,304,000
OPERATING EXPENSES
Research and development                             4,527,000        5,259,000
General and administrative                             835,000          896,000
                                                  ------------     ------------
                                                     5,362,000        6,155,000
Interest income, net                                   269,000          470,000
                                                  ------------     ------------
Net loss                                          $ (3,428,000)    $ (3,381,000)
                                                  ============     ============
Net loss per share                                $      (0.14)    $      (0.14)
                                                  ============     ============
Shares used in computing net loss per share         25,105,999       24,663,644
                                                  ============     ============

See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                CYTEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Three months ended March 31,
                                                                                      1997             1996
                                                                                  ------------     ------------
                                                                                            (Unaudited)
OPERATING ACTIVITIES
Net loss                                                                          $ (3,428,000)    $ (3,382,000)
Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                  260,000          365,000
        Deferred rent                                                                  (49,000)         (49,000)
        Amortization of deferred compensation                                               --           55,000
        Deferred revenue                                                              (646,000)        (726,000)
        Gain on sale of equipment                                                      (35,000)              --
        Changes in operating assets and liabilities:
           Other current assets                                                        (68,000)       1,481,000
           Accounts payable and accrued liabilities                                   (595,000)         775,000
           Accrued payroll and related expenses                                       (216,000)        (217,000)
                                                                                  ------------     ------------
Net cash used in operating activities                                               (4,777,000)      (1,698,000)

INVESTING ACTIVITIES
Purchases of available-for-sale securities                                          (7,480,000)     (63,176,000)
Maturities of available-for-sale securities                                          3,995,000       38,109,000
Sales of available-for-sale securities                                               8,030,000       25,491,000
Proceeds from the sale of equipment                                                     35,000               --
Proceeds from the sale of assets of subsidiary                                         161,000               --
Property and equipment                                                                 (79,000)        (853,000)
Deposits and other assets                                                              (91,000)        (228,000)
                                                                                  ------------     ------------
Net cash provided by (used in) investing activities                                  4,571,000         (657,000)

FINANCING ACTIVITIES
Principal payments under capital lease obligations and equipment notes payable        (150,000)        (218,000)
Principal payments under line of credit obligations                                    (93,000)              --
Restricted cash for line of credit collateral                                           93,000               --
Net proceeds from issuance of common stock                                             117,000          624,000
                                                                                  ------------     ------------
Net cash provided by (used in) financing activities                                    (33,000)         406,000

Decrease in cash and cash equivalents                                                 (239,000)      (1,949,000)
Cash and cash equivalents at beginning of period                                     3,231,000       10,543,000
                                                                                  ------------     ------------
Cash and cash equivalents at end of period                                        $  2,992,000     $  8,594,000
                                                                                  ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                     $     38,000     $     62,000
                                                                                  ============     ============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Unrealized gains (losses) on available-for-sale securities                        $    (58,000)    $    144,000
                                                                                  ============     ============
Promissory note and stock for sale of assets of subsidiary                        $    800,000               --
                                                                                  ============     ============

See notes to condensed consolidated financial statements.

PART I.          FINANCIAL INFORMATION
ITEM 1.          FINANCIAL STATEMENTS


                                CYTEL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation

         The interim unaudited condensed consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the unaudited information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Registrant's Form 10-K for the year ended December 31, 1996.

         The condensed consolidated financial statements include the accounts of Cytel Corporation and its subsidiaries ("Cytel" or the "Company"). All significant intercompany accounts and transactions have been eliminated.

         Net loss per share is computed using the weighted average number of common shares outstanding during the period. In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which supersedes APB Opinion No. 15. Statement No. 128 replaces the presentation of primary Earnings per Share (EPS) with "Basic EPS" which includes no dilution and is based on weighted-average common shares outstanding for the period. Companies with complex capital structures will also be required to present "Diluted EPS" that reflects the potential dilution of securities like employee stock options. Statement No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company has not yet determined what the impact of Statement No. 128 will be on the calculation of earnings per share.

2.       Research and Development Agreements

         In September 1996, the Company entered into a collaborative agreement with Baxter Healthcare Corporation's Nextran unit ("Nextran") to develop a carbohydrate product for use in xenotransplantation. Under the agreement, the Company will manufacture and sell a carbohydrate which Nextran will incorporate into a xenotransplant product. Nextran made an up-front payment of $500,000 and purchased 158,228 shares of the Company's common stock at $6.32 per share for the right to enter into an exclusive supply agreement. Nextran will make additional payments to the Company upon option exercise, achievement of milestones and supply of carbohydrate. In January 1997, the Company achieved a milestone with delivery of the initial batch of a bioactive carbohydrate to Nextran. As a result, Nextran made the first milestone payment in the amount of $500,000.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

         In December 1995, the Company entered into a collaborative agreement with Abbott Laboratories ("Abbott") to develop manufacturing processes for the production of certain carbohydrates for use in nutritional products. Abbott paid a $2 million up-front fee in January 1996 for an option to obtain a worldwide license for limited applications under the Company's patents and know-how in the area of carbohydrate synthesis. Abbott will make milestone payments to the Company upon achievement of production and commercial milestones and will pay royalties on the volume of product sold. In December 1996, Abbott made the first milestone payment to the Company in the amount of $2 million.

         In May 1995, the Company entered into a collaborative agreement with Schwarz Pharma AG ("Schwarz") for the development and marketing of carbohydrate selectin blockers, including Cylexin(TM). In April 1997, the Company and Schwarz agreed to terminate their collaboration. Under the terms of the agreement, Schwarz made an up-front license payment and purchased 241,546 shares of the Company's common stock at $8.28 per share. Schwarz funded 75% of clinical development costs associated with the Phase II acute myocardial infarction trial from 1995 until termination of the agreement. In December 1995, Schwarz made the first milestone payment to the Company in the form of the purchase of an additional 241,546 shares of the Company's common stock at $8.28 per share.

         Under two agreements with Takara Shuzo Co., Ltd. Biomedical Group ("Takara"), the Company's Theradigm(TM) technology is being applied to fungal disease targets and cellular therapy for the treatment of cancer. Under the anti-fungal collaboration initiated in June 1994, Takara obtained rights to any anti-fungal products resulting from the collaboration for commercialization in Japan. The Company has the right to develop products in North America, and the companies share rights in the rest of the world. As part of the anti-fungal collaboration, Takara supported research at the Company for 18 months and in September 1994, purchased 400,000 shares of the Company's common stock at $7.50 per share. Research in the anti-fungal field, using Cytel technology, is now being conducted independently by Takara in Japan. Under the cellular therapy collaboration initiated in October 1994, Takara obtained rights to the Company's technology relevant to the development of ex vivo cellular therapies for the treatment of cancer in Japan. The Company was granted a license to any patents or know-how in the field, and also retains all rights to ex vivo cellular therapy outside Japan. Takara will pay royalties on sales from products resulting from collaboration under both agreements.

         In October 1991, the Company entered into a five-year collaborative agreement with Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo") to develop drugs based on the Company's CAM technology for the treatment of white blood cell-mediated diseases and cancer. Under the terms of the agreement, Sumitomo provided research support payments of $15 million. In October 1996, the agreement was extended for three months and Sumitomo paid $375,000. In January 1997, the collaborative research agreement expired. Sumitomo has certain rights and obligations with respect to development of compounds which resulted from the collaboration for Pacific Rim markets. Sumitomo is obligated to make payments if certain milestones are met and pay royalties to the Company on sales of such products. Total option fees and milestone payments will not exceed $25 million. The Company has retained worldwide manufacturing rights and all rights to sell drugs resulting from the collaboration in the United States and other markets.

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

PART 1.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those discussed in this section and those discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

         Since its inception in July 1987, Cytel has devoted substantially all of its resources to the discovery and development of its potential immunotherapeutic products. To date, Cytel has not received any revenues from the sale of products. The Company has funded its research and development primarily from equity-derived working capital and through strategic alliances with other companies. The Company has been unprofitable since its inception and expects to incur substantial operating losses for the next several years. As of March 31, 1997, the Company's accumulated deficit was $96.2 million.

RESULTS OF OPERATIONS

         Revenues for the three months ended March 31, 1997 were $1.7 million as compared to $2.3 million for the same period in 1996. Research and development revenues for the first quarter of 1997 mainly consisted of funding received under the Company's collaborative research agreements with Abbott and Nextran for milestones achieved. Revenues in the first quarter of 1996 included development funding from a collaboration agreement with Schwarz, as well as research support from Sumitomo. Due to the expiration and termination of the collaboration agreements with Sumitomo and Schwarz, respectively, in January and April of 1997, there will be substantially lower research and development revenues from existing collaborations in 1997 as compared to 1996. Additional research and development revenues for 1997 are dependent upon the achievement of milestones under existing collaboration agreements or the initiation of new collaborative research and development relationships. There can be no assurance that the Company will be able to establish or maintain any such collaborative relationships. Research grant revenues for the three months ended March 31, 1997 decreased slightly from the comparable period in 1996 due to a lesser number of active grants in 1997 as compared to 1996. This will be a continuing trend during 1997 as three additional grants are due to expire during the year. Total grant revenue for 1997 is expected to be lower than 1996 unless offset by the award of new research grants.

         Research and development expenses for the three months ended March 31, 1997 decreased by $0.7 million from the same period in 1996. The decrease reflects lower costs associated with the Company's clinical programs for its two lead compounds, Theradigm(TM)-HBV and Cylexin(TM), as well as reduced expenditures for manufacturing supplies and lower depreciation expense.

         In January 1997, the Company sold certain assets of Receptor Laboratories, Inc. ("RLI"), a wholly-owned subsidiary, for aggregate consideration valued at approximately $950,000. The sale of RLI represents cost savings of approximately $200,000 per quarter of research and development expenses and reduced depreciation expense, for an expected annual cost savings of approximately $800,000 for 1997 as compared to 1996.

PART 1.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION


         General and administrative expenses for the three months ended March 31, 1997 decreased slightly compared to the same period in 1996.

         Net interest income decreased $0.2 million for the first quarter of 1997 as compared to the same period last year. The decrease was primarily attributable to a lower average cash balance.

         During April 1997, the Company announced the restructuring of operations and the spin out of its vaccine program to form a new company. Under the restructuring, the new Cytel will focus on building its Glytec(TM) carbohydrate manufacturing business and on the discovery, development and commercialization of therapeutics for inflammatory diseases including Cylexin(TM). The newly created vaccine company will build on the expertise and proprietary position developed under Cytel's Theradigm(TM) program and will focus on drug discovery and early stage drug development for the prevention and treatment of infectious diseases and cancers. The restructuring has been approved by the Company's Board of Directors, and will occur as soon as practicable dependent upon legal, market and other considerations.

         The new vaccine company will be established as a subsidiary of Cytel and will be separately financed. Cytel expects to maintain significant ownership in the vaccine company but will not be involved in the management or financing of the business after a transition period.

         The Company expects to incur substantial operating losses over the next several years due to continuing expenses associated with its research and development programs, including preclinical testing and clinical trials. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of revenues and expenses, and such fluctuations may be substantial.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had net working capital of $18.4 million as of March 31, 1997 compared to $21.6 million at December 31, 1996. Cash, cash equivalents, short-term investments and restricted cash decreased to $20.3 million as of March 31, 1997 as compared to $25.3 million at December 31, 1996. Net cash used in operating activities was $4.8 million and $1.7 million, respectively, for the three months ended March 31, 1997 and 1996. The increase in net cash used in operating activities was due primarily to the timing of cash receipts under existing collaborations in the prior year and the pay down of current liabilities in 1997 versus the increase to accounts payable and accrued liabilities for the same period in 1996. For the three months ended March 31, 1996, the Company acquired an aggregate of $0.9 million in capital equipment.

         The Company's cash, cash equivalents and short-term investments are expected to decline primarily due to the continued clinical development of Cylexin(TM) and the conduct of its research programs. While the Company's investments may periodically reflect unrealized losses, management attempts to schedule the maturities of the Company's investments to coincide with the Company's expected cash requirements.

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

PART 1.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION


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

         As is typical in the biotechnology industry, the commercial success of the Company will depend in part on the Company neither infringing patents issued to competitors nor breaching the technology licenses upon which the Company's products might be based. The Company is aware of third party patent applications and issued patents that may require the Company to alter products or processes, obtain licenses or cease certain activities. Based on preliminary investigation, the Company believes that its compound, Cylexin(TM), which is currently in Phase II clinical trials for infants undergoing surgery to correct congenital heart defect, may infringe one or more claims of a patent issued to a third party. The Company is continuing to investigate the validity and scope of the patent. Subject to this further investigation, the Company believes that it may be required to either obtain a license from the third party in order to manufacture and market Cylexin(TM) or, alternatively, to shift its development effort to another compound with attendant delay. There can be no assurance the Company will be able to obtain any necessary license at a reasonable cost or that it can successfully develop an alternative compound and obtain FDA approval for it. Failure by the Company to obtain a license to any technology that it requires to commercialize its products, or to develop an alternative compound and obtain FDA approval within an acceptable period of time if required to do so, would have a material adverse effect on the Company.

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

         The timing and activities contemplated by the proposed restructuring of the Company may differ significantly from those discussed in the forward-looking statements due to a variety of legal, tax and operational uncertainties, including risks associated with creating and financing new companies.

PART II. OTHER INFORMATION


1.       Legal Proceedings

         The Company is not a party to any legal proceedings.


2.       Change in Securities

         None.


3.       Defaults Upon Senior Securities

         None.


4.       Submission of Matters to a Vote of Security Holders

         None.


5.       Other Information

         None.


6.       Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  Exhibit 27                         Financial Data Schedule

         (b)      Reports on Form 8-K.               None.

                                CYTEL CORPORATION


                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CYTEL CORPORATION

Date:  May 14, 1997                By:  /s/ Deborah A. Schueren
                                        ------------------------
                                        Deborah A. Schueren
                                        Vice President, Finance and
                                        Chief Financial Officer
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)


Date:  May 14, 1997                By:  /s/ Paula Moody
                                        ------------------------
                                        Paula Moody
                                        Controller
                                        (Principal Accounting Officer)