Form 10-Q
period 1997-06-30
CYTEL CORP/DE
filed 1997-08-08
CIK 822206

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997, or

[   ]  Transition Period Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the Transition Period From ______ to ______.


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

                             Yes   X          No
                                 -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock: $.01 par value, 25,138,404 shares outstanding as of June 30, 1997

                               CYTEL CORPORATION

                               TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets as of
                 June 30, 1997 and December 31, 1996...........................1

                 Condensed Consolidated Statements of Operations
                 for the Three and Six Months Ended
                 June 30, 1997 and 1996........................................2

                 Condensed Consolidated Statements of Cash Flows
                 for the Six Months Ended June 30, 1997 and 1996...............3

                 Notes to Condensed Consolidated Financial Statements..........4

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...........................6


PART II. OTHER INFORMATION

          Items 1 to 6.........................................................9

          Signatures..........................................................11

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                CYTEL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    June 30,          December 31,
                                                                                      1997                1996
                                                                                  -------------       -------------
                                                                                   (Unaudited)            (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                                       $   3,131,000       $   3,231,000
  Short-term investments                                                             11,199,000          20,645,000
  Current portion of restricted cash                                                    375,000             375,000
  Prepaids and other current assets                                                   1,394,000           1,422,000
                                                                                  -------------       -------------
Total current assets                                                                 16,099,000          25,673,000

Restricted cash                                                                         844,000           1,031,000
Property and equipment, net                                                           1,688,000           2,935,000
Deposits and other assets                                                             5,850,000           4,651,000
                                                                                  -------------       -------------

Total assets                                                                      $  24,481,000       $  34,290,000
                                                                                  =============       =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                                        $   1,152,000       $   1,991,000
  Deferred contract revenues                                                                 --             732,000
  Accrued payroll and related expenses                                                  478,000             650,000
  Line of credit                                                                        375,000             375,000
  Current portion of obligations under capital leases and equipment
    notes payable                                                                       132,000             341,000
                                                                                  -------------       -------------
Total current liabilities                                                             2,137,000           4,089,000

Deferred rent payable                                                                 1,537,000           1,640,000

Equipment notes payable                                                                      --              40,000
Line of credit                                                                          844,000           1,031,000


Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares
    authorized, none issued or outstanding                                                   --                  --
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 25,138,404 and 25,091,309 shares issued and
    outstanding at June 30, 1997 and December 31, 1996, respectively                    251,000             251,000
  Additional paid-in capital                                                        120,174,000         120,095,000
  Accumulated deficit                                                              (100,411,000)        (92,792,000)
  Unrealized losses on available-for-sale securities                                    (51,000)            (64,000)
                                                                                  -------------       -------------
Total stockholders' equity                                                           19,963,000          27,490,000
                                                                                  -------------       -------------

Total liabilities and stockholders' equity                                        $  24,481,000       $  34,290,000
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

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                CYTEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Three months ended June 30,            Six months ended June 30,
                                                     1997               1996               1997               1996
                                                 ------------       ------------       ------------       ------------
                                                           (Unaudited)                           (Unaudited)
                                                 ------------       ------------       ------------       ------------
REVENUES
Research and development                         $         --       $  2,753,000       $  1,125,000       $  4,420,000
Research grants and other income                      394,000            490,000            934,000          1,127,000
                                                 ------------       ------------       ------------       ------------
                                                      394,000          3,243,000          2,059,000          5,547,000


OPERATING EXPENSES
Research and development                            3,971,000          6,204,000          8,498,000         11,464,000
General and administrative                            792,000            859,000          1,627,000          1,755,000
                                                 ------------       ------------       ------------       ------------
                                                    4,763,000          7,063,000         10,125,000         13,219,000

Interest income, net                                  178,000            367,000            447,000            837,000
                                                 ------------       ------------       ------------       ------------


Net loss                                         $ (4,191,000)      $ (3,453,000)      $ (7,619,000)      $ (6,835,000)
                                                 ============       ============       ============       ===========

Net loss per share                               $      (0.17)      $      (0.14)      $      (0.30)      $      (0.28)
                                                 ============       ============       ============       ============

Shares used in computing net loss per share        25,135,101         24,829,179         25,120,550         24,746,412
                                                 ============       ============       ============       ============




See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                CYTEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Six months ended June 30,
                                                                          1997               1996
                                                                      ------------       ------------
                                                                                (Unaudited)
OPERATING ACTIVITIES
Net loss                                                              $ (7,619,000)      $ (6,835,000)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                          479,000            758,000
    Deferred rent                                                         (103,000)           (97,000)
    Amortization of deferred compensation                                       --            102,000
    Deferred revenue                                                      (732,000)        (1,490,000)
    Gain on sale of equipment                                              (35,000)                --
    Changes in operating assets and liabilities:
      Receivable under collaborative agreement                                  --            812,000
      Other current assets                                                  28,000           (661,000)
      Accounts payable and accrued liabilities                            (839,000)           957,000
      Accrued payroll and related expenses                                (172,000)           (38,000)
                                                                      ------------       ------------
Net cash used in operating activities                                   (8,993,000)        (6,492,000)

INVESTING ACTIVITIES
Purchases of available-for-sale securities                             (16,717,000)       (79,476,000)
Maturities of available-for-sale securities                             12,969,000         48,467,000
Sales of available-for-sale securities                                  13,207,000         35,628,000
Proceeds from the sale of equipment                                         35,000                 --
Proceeds from the sale of assets of subsidiary                             161,000                 --
Property and equipment                                                    (182,000)        (1,388,000)
Deposits and other assets                                                 (410,000)          (539,000)
                                                                      ------------       ------------
Net cash provided by investing activities                                9,063,000          2,692,000

FINANCING ACTIVITIES
Principal payments under capital lease obligations and
  equipment notes payable                                                 (249,000)          (441,000)
Principal payments under line of credit obligations                       (187,000)                --
Restricted cash for line of credit collateral                              187,000                 --
Net proceeds from issuance of common stock                                  79,000            702,000
                                                                      ------------       ------------
Net cash provided by (used in) investing activities                       (170,000)           261,000

Decrease in cash and cash equivalents                                     (100,000)        (3,539,000)
Cash and cash equivalents at beginning of period                         3,231,000         10,543,000
                                                                      ------------       ------------
Cash and cash equivalents at end of period                            $  3,131,000       $  7,004,000
                                                                      ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                         $     68,000       $    116,000
                                                                      ============       ============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Unrealized gains (losses) on available-for-sale securities            $     13,000       $   (220,000)
                                                                      ============       ============
Promissory note and stock for sale of assets of subsidiary            $    800,000       $         --
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

         In May 1995, the Company entered into a collaborative agreement with Schwarz Pharma AG ("Schwarz") for the development and marketing of carbohydrate selectin blockers, including Cylexin(a). In April 1997, the Company and Schwarz agreed to terminate their collaboration. Under the terms of the agreement, Schwarz made an up-front license payment and purchased 241,546 shares of the Company's common stock at $8.28 per share. Schwarz funded 75% of clinical development costs associated with the Phase II acute myocardial infarction trial from 1995 until termination of the agreement. In December 1995, Schwarz made the first milestone payment to the Company in the form of the purchase of an additional 241,546 shares of the Company's common stock at $8.28 per share.

         Under two agreements with Takara Shuzo Co., Ltd. Biomedical Group ("Takara"), the Company's Theradigm(TM) technology is being applied to fungal disease targets and cellular therapy for the treatment of cancer. Under the anti-fungal collaboration initiated in June 1994, Takara obtained rights to any anti-fungal products resulting from the collaboration for commercialization in Japan. The Company has the right to develop products in North America, and the companies share rights in the rest of the world. As part of the anti-fungal collaboration, Takara supported research at the Company for 18 months, and in September 1994, purchased 400,000 shares of the Company's common stock at $7.50 per share. Research in the anti-fungal field, using Cytel technology, is now being conducted independently by Takara in Japan. Under the cellular therapy collaboration initiated in October 1994, Takara obtained rights to the Company's technology relevant to the development of ex vivo cellular therapies for the treatment of cancer in Japan. The Company retains all rights to ex vivo cellular therapy outside Japan. Takara will pay royalties on sales from products resulting from collaboration under both agreements.

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

         Since its inception in July 1987, Cytel has devoted substantially all of its resources to the discovery and development of its potential immunotherapeutic products. To date, Cytel has not received any revenues from the sale of products. The Company has funded its research and development primarily from equity-derived working capital and through strategic alliances with other companies. The Company has been unprofitable since its inception and expects to incur substantial operating losses for the next several years. As of June 30, 1997, the Company's accumulated deficit was $100.4 million.

RESULTS OF OPERATIONS

         Revenues for the three and six months ended June 30, 1997 were $0.4 million and $2.1 million as compared to $3.2 million and $5.5 million, respectively, for the same periods in 1996. The Company had no research and development revenues for the second quarter of 1997. Revenues in the second quarter of 1996 included development funding from a collaboration agreement with Schwarz, as well as research support from Sumitomo. Due to the expiration and termination of the collaboration agreements with Sumitomo and Schwarz, respectively, in January and April of 1997, there will be substantially lower research and development revenues from existing collaborations in 1997 as compared to 1996. Additional research and development revenues for 1997 are dependent upon the achievement of milestones under existing collaboration agreements with Abbott and Nextran, the achievement of milestones by Sumitomo under the license agreement with Sumitomo, or the initiation of new collaborative research and development or licensing relationships. There can be no assurance that the Company will be able to establish or maintain any such collaborative relationships. Research grant revenues for the three and six months ended June 30, 1997 decreased slightly from the comparable periods in 1996 due to a lesser number of active grants in 1997 as compared to 1996. This will be a continuing trend during 1997 as three additional grants expire during the year. Total grant revenue for 1997 is expected to be lower than 1996 unless offset by the award of new research grants.

         Research and development expenses for the three and six month periods ended June 30, 1997 decreased by $2.2 million and $3.0 million from the same periods in 1996. The decreases reflect lower costs associated with the Company's ongoing clinical program for Cylexin(TM), lower costs associated with the Company's Theradigm(TM)-HBV clinical program which will not be continued, as well as reduced expenditures for manufacturing supplies and lower depreciation expense.

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

PART 1.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION


         General and administrative expenses for the three and six month periods ended June 30, 1997 decreased slightly compared to the same periods in 1996.

         Net interest income decreased $0.2 million and $0.4 million for the first and second quarters of 1997 as compared to the same periods last year. Lower interest income is primarily attributable to lower average cash balances in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company had net working capital of $14.0 million as of June 30, 1997 compared to $21.6 million at December 31, 1996. Cash, cash equivalents, short-term investments and restricted cash decreased to $15.5 million as of June 30, 1997 as compared to $25.3 million at December 31, 1996. Net cash used in operating activities was $9.0 million and $6.5 million, respectively, for the six months ended June 30, 1997 and 1996. The increase in net cash used in operating activities was due primarily to lower revenues in 1997 as compared to the prior year and the pay down of current liabilities in 1997 versus the increase to accounts payable and accrued liabilities for the same period in 1996. For the six months ended June 30, 1996, the Company acquired an aggregate of $1.4 million in capital equipment compared to $0.2 million in 1997.

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

PART 1.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION


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

         None.


3.       Defaults Upon Senior Securities

         None.


4.       Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on June 27, 1997. At the Annual Meeting, the stockholders of the Company
(i) elected Howard E. Greene, Jr., Virgil D. Thompson, Dr. Robert L. Roe, Dr. James C. Paulson, David L. Anderson, Dr. William T. Comer, Nicole Vitullo and David L. Mahoney to serve as directors of the Company until the 1998 Annual Meeting of Stockholders; (ii) approved an amendment to the Company's 1994 Non-Employee Directors' Stock Option Plan (the "Plan") to provide that options granted under the Plan vest daily at the rate of 25% per year (a change from the 20% per year vesting); and (iii) ratified the selection of Ernst & Young LLP, as the Company's independent auditors for the fiscal year ending December 31, 1997.

The Company had 25,133,754 shares of Common Stock outstanding as of April 28, 1997, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 20,714,328 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting:

         Proposal 1:  Election of Directors

                                              Shares Voting    Shares Voting
                  Director                      In Favor           Against
                  --------                      --------           -------
                  Howard E. Greene, Jr.         20,551,604         162,724
                  Virgil Thompson               20,560,254         154,074
                  Robert L. Roe, M.D.           20,559,066         155,262
                  James C. Paulson, Ph.D.       20,558,666         155,662
                  David L. Anderson             20,561,254         153,074
                  William T. Comer, Ph.D.       20,561,254         153,074
                  Nicole Vitullo                20,561,254         153,074
                  David L. Mahoney              20,561,054         153,274

PART II. OTHER INFORMATION


         Proposal 2: Approval of an Amendment to the Company's 1994 Non-Employee Directors' Stock Option Plan

                  Votes in favor:                 19,599,541
                  Votes against:                     644,013
                  Abstention:                         59,172
                  Broker Non-Votes:                  411,602

         Proposal 3: Ratification of Selection of Ernst & Young LLP, as Independent Auditors

                  Votes in favor:                 20,607,748
                  Votes against:                      73,858
                  Abstention:                         32,722


5.       Other Information

         None.


6.       Exhibits and Reports on Form 8-K

         (a) Exhibits.

             Exhibit 27. Financial Data Schedule

         (b) Reports on Form 8-K.

         The Company filed the following report on Form 8-K since March 31, 1997:

         April 9, 1997 under Item 5 announcing the Company's restructuring of operations and spinning off its vaccine program to form a new company.

                                CYTEL CORPORATION


                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CYTEL CORPORATION


Date: August 8, 1997                    By: /s/ Deborah A. Schueren
                                            ------------------------------
                                            Deborah A. Schueren
                                            Vice President, Finance and
                                            Chief Financial Officer
                                            (Duly Authorized Officer and
                                            Principal Financial Officer)


Date: August 8, 1997                    By: /s/ Paula Moody
                                            ------------------------------
                                            Paula Moody
                                            Controller
                                            (Principal Accounting Officer)