Form 10-Q
period 1997-09-30
CYTEL CORP/DE
filed 1997-11-14
CIK 822206

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997, or

[ ] Transition Period Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From __ to __.


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

     Common Stock: $.01 par value, 27,214,886 shares outstanding as of September 30, 1997

                                CYTEL CORPORATION

                                TABLE OF CONTENTS



                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  September 30, 1997 and December 31, 1996..................1

                  Condensed Consolidated Statements of Operations
                  for the Three and Nine Months Ended
                  September 30, 1997 and 1996...............................2

                  Condensed Consolidated Statements of Cash Flows
                  for the Nine Months Ended September 30, 1997 and 1996.....3

                  Notes to Condensed Consolidated Financial Statements......4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................6


PART II.  OTHER INFORMATION

          Items 1 to 6......................................................10

          Signatures........................................................11

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                CYTEL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           September 30,      December 31,
                                                                                               1997               1996
                                                                                           -------------      -------------
                                                                                            (Unaudited)          (Note)
ASSETS
Current assets:
       Cash and cash equivalents                                                           $   4,832,000      $   3,231,000
       Short-term investments                                                                 10,229,000         20,645,000
       Current portion of restricted cash                                                        375,000            375,000
       Prepaids and other current assets                                                       1,325,000          1,422,000
                                                                                           -------------      -------------
Total current assets                                                                          16,761,000         25,673,000

Restricted cash                                                                                  750,000          1,031,000
Property and equipment, net                                                                    1,561,000          2,935,000
Deposits and other assets                                                                      6,061,000          4,651,000
                                                                                           -------------      -------------

Total assets                                                                               $  25,133,000      $  34,290,000
                                                                                           =============      =============



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued liabilities                                            $   1,332,000      $   1,991,000
       Deferred contract revenues                                                                574,000            732,000
       Accrued payroll and related expenses                                                      390,000            650,000
       Line of credit                                                                            375,000            375,000
       Current portion of obligations under capital leases and equipment notes payable            81,000            341,000
                                                                                           -------------      -------------
Total current liabilities                                                                      2,752,000          4,089,000

Deferred rent payable                                                                          1,463,000          1,640,000

Equipment notes payable                                                                             --               40,000
Line of credit                                                                                   750,000          1,031,000


Stockholders' equity:
       Preferred stock, $.01 par value, 10,000,000 shares
         authorized, none issued or outstanding                                                     --                 --
       Common stock, $.01 par value, 50,000,000 shares
         authorized, 27,214,886 and 25,091,309 shares issued and
         outstanding at September 30, 1997 and December 31, 1996, respectively                   272,000            251,000
       Additional paid-in capital                                                            123,119,000        120,095,000
       Accumulated deficit                                                                  (103,178,000)       (92,792,000)
       Unrealized losses on available-for-sale securities                                        (45,000)           (64,000)
                                                                                           -------------      -------------
Total stockholders' equity                                                                    20,168,000         27,490,000
                                                                                           -------------      -------------

Total liabilities and stockholders' equity                                                 $  25,133,000      $  34,290,000
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

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                CYTEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   Three months ended September 30,           Nine months ended September 30,
                                                   ---------------------------------         ---------------------------------
                                                       1997                 1996                 1997                 1996
                                                   ------------         ------------         ------------         ------------
                                                              (Unaudited)                               (Unaudited)
REVENUES
Research and development                           $  1,625,000         $  1,611,000         $  2,750,000         $  6,031,000
Research grants and other income                        196,000              574,000            1,131,000            1,701,000
                                                   ------------         ------------         ------------         ------------
                                                      1,821,000            2,185,000            3,881,000            7,732,000


OPERATING EXPENSES
Research and development                              3,807,000            4,568,000           12,305,000           16,032,000
General and administrative                              950,000              906,000            2,577,000            2,661,000
                                                   ------------         ------------         ------------         ------------
                                                      4,757,000            5,474,000           14,882,000           18,693,000

Interest income, net                                    169,000              323,000              615,000            1,160,000
                                                   ------------         ------------         ------------         ------------


Net loss                                           $ (2,767,000)        $ (2,966,000)        $(10,386,000)        $ (9,801,000)
                                                   ============         ============         ============         ============

Net loss per share                                 $      (0.11)        $      (0.12)        $      (0.41)        $      (0.40)
                                                   ============         ============         ============         ============

Shares used in computing net loss per share          25,445,269           24,893,972           25,228,790           24,795,598
                                                   ============         ============         ============         ============


See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                CYTEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Nine months ended September 30,
                                                                                      ---------------------------------
                                                                                          1997                 1996
                                                                                      ------------         ------------
                                                                                                 (Unaudited)
OPERATING ACTIVITIES
Net loss                                                                              $(10,386,000)        $ (9,801,000)
Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                                    664,000            1,163,000
          Deferred rent                                                                   (177,000)            (144,000)
          Amortization of deferred compensation                                               --                140,000
          Deferred revenue                                                                (158,000)          (2,135,000)
          Gain on sale of equipment                                                        (35,000)                --
          Changes in operating assets and liabilities:
              Receivable under collaborative agreement                                        --              2,000,000
              Other current assets                                                          97,000             (271,000)
              Accounts payable and accrued liabilities                                    (659,000)             569,000
              Accrued payroll and related expenses                                        (260,000)             (81,000)
                                                                                      ------------         ------------
Net cash used in operating activities                                                  (10,914,000)          (8,560,000)

INVESTING ACTIVITIES
Purchases of available-for-sale securities                                             (23,923,000)         (91,712,000)
Maturities of available-for-sale securities                                             17,764,000           57,332,000
Sales of available-for-sale securities                                                  16,594,000           44,093,000
Proceeds from the sale of equipment                                                         35,000                 --
Proceeds from the sale of assets of subsidiary                                             211,000                 --
Property and equipment                                                                    (240,000)          (1,603,000)
Deposits and other assets                                                                 (671,000)            (679,000)
                                                                                      ------------         ------------
Net cash provided by investing activities                                                9,770,000            7,431,000

FINANCING ACTIVITIES
Principal payments under capital lease obligations and equipment notes payable            (300,000)            (663,000)
Principal payments under line of credit obligations                                       (281,000)                --
Restricted cash for line of credit collateral                                              281,000                 --
Net proceeds from issuance of common stock                                               3,045,000            1,337,000
                                                                                      ------------         ------------
Net cash provided by investing activities                                                2,745,000              674,000

Increase (decrease) in cash and cash equivalents                                         1,601,000             (455,000)
Cash and cash equivalents at beginning of period                                         3,231,000           10,543,000
                                                                                      ------------         ------------
Cash and cash equivalents at end of period                                            $  4,832,000         $ 10,088,000
                                                                                      ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                         $     95,000         $    166,000
                                                                                      ============         ============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Unrealized gains (losses) on available-for-sale securities                            $     19,000         $   (169,000)
                                                                                      ============         ============
Promissory note and stock received for sale of assets of subsidiary                   $    800,000         $       --
                                                                                      ============         ============


See notes to condensed consolidated financial statements.

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


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

     Net loss per share is computed using the weighted average number of common shares outstanding during the period. In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which supersedes APB Opinion No. 15. Statement No. 128 replaces the presentation of primary Earnings per Share (EPS) with "Basic EPS" which includes no dilution and is based on weighted-average common shares outstanding for the period. Companies with complex capital structures will also be required to present "Diluted EPS" that reflects the potential dilution of securities like employee stock options. Statement No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The impact of Statement No. 128 will not be material to the consolidated financial statements of the Company.


2.   Research and Development Agreements

     In September 1997, the Company signed a letter of intent with G.D. Searle ("Searle") to collaborate to develop new cancer therapies through its newly-formed subsidiary, Epimmune Inc. ("Epimmune"). As part of the agreement, Searle made a $5 million investment in Cytel common stock.

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

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


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

     In May 1995, the Company entered into a collaborative agreement with Schwarz Pharma AG ("Schwarz") for the development and marketing of carbohydrate selectin blockers, including Cylexin. Under the terms of the agreement, Schwarz made an up-front license payment and purchased 241,546 shares of the Company's common stock at $8.28 per share. Schwarz funded 75% of clinical development costs associated with the Phase II acute myocardial infarction trial from 1995 until termination of the agreement. In December 1995, Schwarz made the first milestone payment to the Company in the form of the purchase of an additional 241,546 shares of the Company's common stock at $8.28 per share. In April 1997, the Company and Schwarz agreed to terminate their collaboration.

     Under two agreements with Takara Shuzo Co., Ltd. Biomedical Group ("Takara"), the Company's Theradigm technology is being applied to fungal disease targets and cellular therapy for the treatment of cancer. Under the anti-fungal collaboration initiated in June 1994, Takara obtained rights to any anti-fungal products resulting from the collaboration for commercialization in Japan. The Company has the right to develop products in North America, and the companies share rights in the rest of the world. As part of the anti-fungal collaboration, Takara supported research at the Company for 18 months, and in September 1994, purchased 400,000 shares of the Company's common stock at $7.50 per share. Research in the anti-fungal field, using Cytel technology, is now being conducted independently by Takara in Japan. Under the cellular therapy collaboration initiated in October 1994, Takara obtained rights to the Company's technology relevant to the development of ex vivo cellular therapies for the treatment of cancer in Japan. The Company retains all rights to ex vivo cellular therapy outside Japan. Takara will pay royalties on sales from products resulting from collaboration under both agreements.

     In October 1991, the Company entered into a five-year collaborative agreement with Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo") to develop drugs based on the Company's technology for the treatment of white blood cell-mediated diseases. Under the terms of the agreement, Sumitomo provided research support payments of $15 million. In October 1996, the agreement was extended for three months and Sumitomo paid $375,000. In January 1997, the collaborative research agreement expired. Sumitomo has certain rights and obligations with respect to development of compounds which resulted from the collaboration for Pacific Rim markets. Sumitomo is obligated to make payments if certain milestones are met and pay royalties to the Company on sales of such products. Total option fees and milestone payments will not exceed $25 million. The Company has retained worldwide manufacturing rights and all rights to sell drugs resulting from the collaboration in the United States and other markets.

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


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

     Since its inception in July 1987, Cytel has devoted substantially all of its resources to the discovery and development of its potential immunotherapeutic products and development of its proprietary carbohydrate manufacturing technology. To date, Cytel has not received any revenues from the sale of products. The Company has funded its research and development primarily from equity-derived working capital and through strategic alliances with other companies. The Company has been unprofitable since its inception and expects to incur substantial operating losses for the next several years. As of September 30, 1997, the Company's accumulated deficit was $103.2 million.


RESULTS OF OPERATIONS

     Revenues for the three and nine months ended September 30, 1997 were $1.8 million and $3.9 million as compared to $2.2 million and $7.7 million, respectively, for the same periods in 1996. The Company earned research and development revenues in the third quarter of 1997 from Abbott and from the $5 million sale of equity at a premium over market to Searle pursuant to the letter of intent between Searle and Cytel. Revenues in the third quarter of 1996 included development funding from a collaboration agreement with Schwarz, as well as research support from Sumitomo. Due to the expiration and termination of the collaboration agreements with Sumitomo and Schwarz, respectively, in January and April of 1997, there are substantially lower research and development revenues from existing collaborations in 1997 as compared to 1996. Additional research and development revenues for 1997 are dependent upon the achievement of milestones under existing collaboration agreements with Abbott and Nextran, the achievement of milestones by Sumitomo under the license agreement with Sumitomo, or the initiation of new collaborative research and development, supply or licensing relationships. There can be no assurance that the Company will be able to establish or maintain any such relationships. Research grant revenues for the three and nine months ended September 30, 1997 decreased from the comparable periods in 1996 due to a lesser number of active grants in 1997 as compared to

PART 1. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION


1996. Three additional grants expired during the second and third quarters of 1997. Total grant revenue for 1997 will be lower than 1996 but offset by the award of two new research grants effective for the fourth quarter of 1997.

     Research and development expenses for the three and nine month periods ended September 30, 1997 decreased by $0.8 million and $3.7 million from the same periods in 1996. The decreases reflect lower costs associated with the Company's ongoing clinical program for Cylexin, lower costs associated with the Company's Theradigm-HBV clinical program which has been completed, as well as reduced expenditures for manufacturing supplies and lower depreciation expense.

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

     General and administrative expenses increased slightly for the three months ended September 30, 1997 as compared to the three months in 1996 and decreased slightly for the nine month period ended September 30, 1997 compared to the same period in 1996.

     Net interest income decreased $0.2 million and $0.5 million for the three and nine month periods ended September 30, 1997 as compared to the same periods in 1996. Lower interest income is primarily attributable to lower average cash balances in 1997.

     During April 1997, the Company announced the restructuring of operations and the spin out of its vaccine program to form a new company, Epimmune Inc. The formation of Epimmune, as a wholly-owned subsidiary was completed in October 1997. The Company invested approximately $6.5 million in cash and $1.5 million of the assets relating to the vaccine technology program. This transaction followed the $5 million investment by Searle in September 1997 to purchase Cytel common stock pursuant to the letter of intent between the Company and Searle to establish a collaboration focused on developing a new class of cancer therapies. Cytel will focus on building its Glytec carbohydrate manufacturing business and on the discovery, development and commercialization of therapeutics for inflammatory diseases including Cylexin.

     The Company expects to incur substantial operating losses over the next several years due to continuing expenses associated with its research and development programs, including preclinical testing and clinical trials. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of revenues and expenses, and such fluctuations may be substantial.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had net working capital of $14.0 million at September 30, 1997 compared to $21.6 million at December 31, 1996. Cash, cash equivalents, short-term investments and restricted cash decreased to $16.2 million at September 30, 1997 as compared to $25.3 million at December 31, 1996. For the three months ended September 30, 1997, cash, cash equivalents, short-term investments and restricted cash increased by $0.7 million due to the $5

PART 1. INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION


million investment by Searle offset by third quarter operating losses. Net cash used in operating activities was $10.9 million and $8.6 million, respectively, for the nine months ended September 30, 1997 and 1996. The increase in net cash used in operating activities was due primarily to lower revenues in 1997 as compared to the prior year and the pay down of current liabilities in 1997 versus the net increase in accounts payable and accrued liabilities for the same period in 1996. For the nine months ended September 30, 1997, the Company acquired an aggregate of $0.2 million in capital equipment compared to $1.6 million for the same period in 1996.

     The Company has invested $6.5 million of cash to fund Epimmune's operations following the equity investment by Searle of $5 million to purchase Cytel common stock. The Company plans no further investments in Epimmune.

     The Company's cash, cash equivalents and short-term investments are expected to decline primarily due to the continued clinical development of Cylexin and the conduct of its research programs. While the Company's investments may periodically reflect unrealized losses, management attempts to schedule the maturities of the Company's investments to coincide with the Company's expected cash requirements.

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

     If additional financing is not available, Cytel anticipates its existing available cash, cash equivalents and short-term investments, investment income and research and development funding from collaborative agreements and research grants will be adequate to satisfy its capital requirements and fund operating losses through at least the middle of 1998. The Company's future capital requirements depend on many factors, including the ability of the Company to establish and maintain collaborative arrangements, particularly with respect to commercial application of the Company's carbohydrate manufacturing technology, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, changes in the existing collaborative research relationships, the ability of the Company to establish and maintain development arrangements, continued scientific progress in its drug discovery programs, the magnitude of these programs, the cost of manufacturing scale-up and effective commercialization activities and arrangements.

     As is typical in the biotechnology industry, the commercial success of the Company will depend in part on the Company neither infringing patents issued to competitors nor breaching the technology licenses upon which the Company's products might be based. The Company is aware of third party patent applications and issued patents that may require the Company to alter products or processes, obtain licenses or cease certain activities. Based on preliminary investigation, the Company believes that its compound, Cylexin, which is currently in Phase II clinical trials for infants undergoing surgery to correct congenital heart defect, may infringe one or more claims of a patent issued to a third party. The Company is continuing to investigate the validity and scope of

PART 1. FINANCIAL
ITEM 2. MANAGEMENT'S DISCUSSION


the patent. Subject to this further investigation, the Company believes that it may be required to either obtain a license from the third party in order to manufacture and market Cylexin or, alternatively, to shift its development effort to another compound with attendant delay. There can be no assurance the Company will be able to obtain any necessary license at a reasonable cost. Failure by the Company to obtain a license to any technology that it requires to commercialize its products, or to develop an alternative compound and obtain FDA approval within an acceptable period of time if required to do so, would have a material adverse effect on the Company.

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


2.   Change in Securities

     On September 18, 1997, the Company issued an aggregate of 2,000,000 shares of Common Stock to G.D. Searle & Co. in connection with the signing of a letter of intent to collaborate to develop new cancer therapies through the Company's wholly-owned subsidiary, Epimmune Inc. The Company received aggregate consideration of $5,000,000 in cash as payment for the shares. The shares were issued in a transaction exempt from registration under
     Section 4(2) of the Securities Act of 1933 as amended.


3.   Defaults Upon Senior Securities

     None.


4.   Submission of Matters to a Vote of Security Holders

     None.


5.   Other Information

     None.


6.   Exhibits and Reports on Form 8-K

     (a)   Exhibits.

           Exhibit 10.52 Letter of Intent, between the Registrant and G.D. Searle & Co., dated September 5, 1997 (with certain confidential portions deleted). (1)

           Exhibit 10.53 Stock Purchase Agreement, between the Registrant and G.D. Searle & Co., dated September 18, 1997.

           Exhibit 27.  Financial Data Schedule

           (1) Certain confidential portions deleted subject to the Application for Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 filed by the Registrant with the Commission concurrently herewith.

     (b)   Reports on Form 8-K.

           None.

                                CYTEL CORPORATION


                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CYTEL CORPORATION


Date: November 14, 1997                 By: /s/ Virgil Thompson
                                           --------------------------------
                                           Virgil Thompson
                                           President and Chief Executive
                                           Officer, and Chief Financial Officer
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)


Date: November 14, 1997                 By: /s/ Paula Moody
                                           --------------------------------
                                           Paula Moody
                                           Controller
                                           (Principal Accounting Officer)