Form 10-K
period 1997-12-31
CYTEL CORP/DE
filed 1998-03-31
CIK 822206

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of voting stock held by nonaffiliates of the Registrant, as of March 13, 1998 based upon the last sale price of the Company's Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System, was $42,045,808*
     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 13, 1998:

                                                             NUMBER OF
                       TITLE OF CLASS                          SHARES
                       --------------                        ---------
                Common Stock, $.01 par value                 32,859,887

                      DOCUMENTS INCORPORATED BY REFERENCE

                       DOCUMENT                              FORM 10-K PARTS
                       --------                              ---------------
(1) Definitive Proxy Statement to be filed on or before            III
    April 30, 1998 (specified portions)

---------------

* Excludes 14,428,848 shares of Common Stock held by directors and executive officers and stockholders whose ownership exceeds five percent of the shares outstanding at March 13, 1998. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

================================================================================

FORM 10-K
                                     PART I
ITEM 1.  BUSINESS
Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those discussed in the description of the Company's business below and the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed in any documents incorporated herein by reference.

Unless otherwise indicated, all references to "Cytel" are to Cytel Corporation, all references to "Epimmune" are to Epimmune Inc. and all references to the "Company" are to the combined entity of Cytel Corporation and Epimmune Inc.

Glytec(TM), SNC(TM), Cylexin(TM), PADRE(TM) and Epimmune(TM) are trademarks of the Company.

GENERAL

The Company was founded in 1987 to develop therapeutic products for treatment of immunological diseases. Subsequently, the Company evolved three core technology platforms that define the Company's business focus: the Glytec business unit, which encompasses the Company's proprietary manufacturing technology for the enzymatic synthesis of bioactive complex carbohydrates; the Company's therapeutic anti-inflammatory program, which is based on cell adhesion inhibitors; and Epimmune, a subsidiary of the Company formed in 1997, that is developing novel vaccines that stimulate the body's immune system to treat and prevent infectious diseases and cancer.

Cytel's business strategy is to become a leading manufacturer of bioactive carbohydrates for consumer and medical product applications, and to develop and commercialize therapeutics for acute and chronic inflammation. Cytel's strategy is driven by its expertise and proprietary position in the cost-effective synthesis of carbohydrates and by the innovative research it has carried out in cell adhesion blockers for treatment of inflammatory diseases. The goal of the Glytec carbohydrate manufacturing business unit is to generate revenues under existing and future collaborations through license fees, process development and milestone payments and, following product introduction, from royalties on product sales and payments under supply agreements.

Cytel has developed a proprietary enzymatic sugar nucleotide cycling technology ("SNC Technology") to enable commercial-scale manufacturing of bioactive carbohydrates for both consumer and medical products. Although many opportunities exist for carbohydrate products because of the important role that bioactive carbohydrates play in the body, commercialization of these products has not been fully exploited due to the difficulties associated with their efficient and cost-effective manufacture. Traditional chemical synthesis of bioactive carbohydrates is very expensive, making large-scale chemical manufacturing impractical for all but the most simple structures. Cytel's SNC Technology enables bioactive carbohydrates to be manufactured efficiently and at significantly reduced costs compared to alternative chemical or enzymatic methods of synthesis. The Company has established a proprietary position for its SNC Technology through a combination of United States and foreign patents and trade secrets covering enzyme compositions and uses, efficient methods of enzyme production, carbohydrate compositions and uses and methods of carbohydrate manufacture.

Cytel is also pursuing therapeutic anti-inflammatory products by leveraging its experience in the discovery, design and development of molecules based on inhibiting the adhesion of white blood cells

(cell adhesion blockers). The Company's therapeutic program is directed toward treating acute and chronic inflammatory conditions by blocking specific cell adhesion molecules that are responsible for the recruitment of white blood cells to sites of inflammation.

Cylexin, Cytel's lead cell adhesion inhibitor compound, is in Phase II/III clinical trials for prevention of reperfusion injury in infants following cardiopulmonary bypass ("CPB"). The Company believes that this trial can serve as a pivotal trial for the registration of Cylexin as an approved drug product, although the Company anticipates that an additional clinical trial will be required before submission of the product for regulatory approval. Cylexin targets an unmet medical need in newborn infants with life-threatening congenital heart defects who must undergo CPB to facilitate corrective surgery. Cytel believes that it is positioned to be the first to the market with a drug for this indication. Approximately 300 hospitals perform the majority of the estimated 20,000 open-heart surgical procedures on patients less than one year of age in the United States and Canada each year. Cytel expects either to sell the drug itself using a small, specialty sales force or to partner the development and commercialization with a pharmaceutical company, preferably one already positioned in the pediatric intensive care market. The Company will use its SNC Technology for the cost-effective manufacture of Cylexin and is currently producing Cylexin at a scale suitable for anticipated product launch.

Cytel's second class of cell adhesion blockers, VLA-4 integrin blockers, is directed toward the treatment of chronic inflammatory diseases, including multiple sclerosis and asthma. This class of cell adhesion blockers has been shown to be effective in accepted animal models of chronic inflammatory disease. Cytel's compounds exhibit potential for bronchial and oral administration, essential for a chronic-use drug. The Company will seek to identify potential strategic partners who are willing to share in development and commercialization of these compounds.

Epimmune was established as a subsidiary of Cytel in 1997 and is now managed and financed separately from Cytel. Capitalizing on the immunology research expertise developed under Cytel's prior immune stimulation program, Epimmune's business strategy is to develop novel vaccines which stimulate the body's immune system to treat and prevent infectious diseases and cancer. Epimmune and G.D Searle & Co., a wholly-owned subsidiary of Monsanto Company ("Searle"), entered into a collaborative relationship, in February 1998, to develop novel cancer vaccines. Since formation, Epimmune has received an aggregate of $16.5 million in cash from Searle and Cytel and has the potential under the Searle agreement to receive substantial preclinical and clinical milestone payments from Searle as products of the Searle collaboration are developed and launched. Cytel currently owns 86.6% of the capital stock of Epimmune.

None of the products under development by the Company have been approved for their intended use, and the Company does not anticipate that such products will be available for a number of years, if at all.


GLYTEC MANUFACTURING BUSINESS

Strategy

Cytel's Glytec business unit intends to use the Company's broad-based carbohydrate synthesis technology to manufacture or enable the manufacture by its partners of bioactive carbohydrates for consumer products and medical products. The Company intends to generate revenues from license fees, contract process development and milestone payments, as well as royalties upon product introduction and compensation under supply agreements.

Cytel currently is completing a new facility that will comply with current Good Manufacturing Practices ("cGMP") regulations promulgated by the United States Food and Drug Administration ("FDA") and will be licensed by the State of California for production of carbohydrate products for use in clinical trials. Cytel's new facility is a pilot-scale 10,000 square foot cGMP manufacturing facility that will meet regulatory requirements for initial commercialization of Cylexin and for cGMP production of other products. For larger-scale production, the Company intends to enter into a contract manufacturing relationship with one or more specialty chemical manufacturers. As the Company's carbohydrate manufacturing business develops, Cytel will reevaluate its strategy for contracting versus making its carbohydrate products, but does not intend to build internal large-scale manufacturing capacity until its business would support such an investment.

Background on Bioactive Carbohydrates

Bioactive carbohydrates are found throughout the human body on cell surfaces and in the bloodstream. These biologically active molecules are carriers of chemical information mediating immune system responses and disease processes such as inflammation, cancer and microbial infections.

Each cell type (e.g., white blood cells, cancer cells, etc.) carries a characteristic set of bioactive carbohydrates which allows them to be selectively recognized by other cells, antibodies, viruses, bacteria and toxins which bind to cell surface carbohydrates. For example, migration of neutrophils, specialized white blood cells, to sites of acute inflammation is initiated by cells lining the blood vessels, which recognize neutrophil-specific carbohydrates as the neurophils pass through the bloodstream. Similarly, cancer cells can be distinguished from normal cells by antibodies that recognize the cancer-specific cell surface carbohydrate antigens. Many pathogenic viruses, bacteria and microbial toxins target their host cells through recognition of specific cell surface carbohydrate receptors. Because of the role that bioactive carbohydrates play in the body, numerous opportunities exist for therapeutic products that interfere with these actions or enhance their activity. Despite these opportunities, the commercialization of this class of molecules has not been fully exploited due to the lack of efficient and cost-effective manufacturing techniques for complex bioactive carbohydrates.

Traditional chemical synthesis of bioactive carbohydrates is very expensive, making large-scale chemical manufacturing impractical for all but the most simple structures. Because two sugar units can be linked together in many different combinations, complex strategies requiring six to ten chemical steps are required to make a single combination. This complexity, which results in low yields, presents a barrier to efficient production of carbohydrates at commercial scale. As a result, the cost of production of most bioactive carbohydrates through chemical synthesis is prohibitively expensive.

An alternative to chemical synthesis of carbohydrates is enzymatic synthesis that emulates nature's own process for synthesizing bioactive carbohydrates. In vivo, bioactive carbohydrates are synthesized using a biochemical assembly line where the assemblers are specialized enzymes called glycosyltransferases. These enzymes in the cell cause sugar subunits to be sequentially added in the correct, specific orientation to form bioactive structures. The starting materials used by the enzymes (sugar subunits linked to nucleotides called sugar-nucleotides) are synthesized by another set of enzymes adjacent to the assembly line in the cell. Cytel's SNC Technology recreates nature's own efficient, specific assembly of bioactive carbohydrates in biochemical reactions on a commercial scale.

Cytel's SNC Technology

Cytel's SNC Technology employs proprietary recombinant glycosyltransferases to provide for the transfer of one sugar molecule from a sugar-nucleotide donor to a growing carbohydrate chain in a highly specific manner. Cytel and its collaborators at The Scripps Research Institute ("Scripps") developed the SNC Technology to generate the sugar-nucleotide donor molecules enzymatically during the course of the reaction. After the transfer of one sugar molecule to the carbohydrate chain, the nucleotide carrier can be recombined with another sugar molecule, thus completing the cycle and generating a new donor molecule for attachment to another chain. After the first reaction is complete, the SNC Technology can be used with one or more additional glycosyltransferases and additional sugar units until the desired carbohydrate product is completed.

SNC Technology allows bioactive carbohydrates to be manufactured efficiently and at significantly reduced cost relative to alternative chemical or enzymatic methods of synthesis. First, the technology offers high efficiency. A single reaction allows the complete addition of a sugar subunit with typical yields approaching 100%, an efficiency difficult to achieve with alternative chemical and enzymatic methods. Second, the enzymes bring specificity. Each glycosyltransferase cycle makes only the desired chemical linkage between the carbohydrate chain and a particular sugar subunit, providing products with high purity. Third, the technology offers flexibility. The construction of a complex bioactive carbohydrate is done in a modular manner. Judicious utilization of cycles with inexpensive backbone sugars and appropriate glycosyltransferases can yield most bioactive carbohydrates of commercial interest with only a few reaction steps. Finally, SNC Technology can be used at a reduced cost compared to alternative enzymatic methods of synthesis. Without SNC Technology, expensive nucleotide sugars must be either purchased or prepared chemically, and a large excess must be utilized in the reaction, often substantially increasing the cost of the carbohydrate. In addition, Cytel's glycosyltransferases and other cycle enzymes are recombinantly produced so that they are inexpensive and available in large quantities. An important cost advantage of SNC Technology over alternative methods of synthesis (both chemical and enzymatic) results from the combined high efficiency and specificity resulting in ease of purification and recovery of the final product at commercial scale.

Cytel has a broad patent position covering its Glytec manufacturing business including 21 issued United States patents and 39 pending United States patent applications with corresponding international applications. These patents and patent applications cover enzyme compositions and uses, efficient methods of enzyme production, carbohydrate composition and uses and methods of manufacture of carbohydrates. In addition, the Company has extensive know-how in the production of recombinant enzymes and in the manufacture of bioactive carbohydrates on a multi-kilogram scale.

Glytec Manufacturing and Collaborations

Cytel has two existing Glytec manufacturing collaborations and intends to pursue other product opportunities using its SNC Techology, by itself or in collaboration with others.

Baxter Healthcare's Nextran unit ("Nextran"). In December 1997, as an extension of its collaboration initiated in September 1996, Cytel entered an exclusive agreement with Nextran to supply an alpha-galactose carbohydrate for products that treat hyperacute rejection associated with xenotransplantation. As part of the exclusive collaboration, Baxter made a milestone payment and invested $1 million in Cytel's private placement in December 1997. Under the expanded agreement, Nextran will make product development milestone payments to Cytel and has the option to enter into an exclusive supply agreement to purchase the carbohydrates. Cytel will develop and manufacture these carbohydrate products using its proprietary sugar nucleotide cycling technology. Xenotransplantation, which is transplanting animal organs into human recipients, is a promising procedure for those requiring organ transplants. Without intervention, an animal organ would typically survive less than one hour in a patient due to the antibodies found in human blood which immediately recognize and attack a carbohydrate expressed on the surface of the donor organ. This immune-response attack results in hyperacute rejection, thus preventing the acceptance of the transplanted organ into the body. Cytel has developed a process for manufacturing an alpha-galactose carbohydrate, similar to the carbohydrate located on the tissues of animal donor organs, which can be used to selectively remove the patient antibodies directed against the foreign organ.

Abbott Laboratories ("Abbott"). Cytel initiated its first manufacturing collaboration in early 1996 with Abbott. The companies' project teams collaborated to deploy Cytel's SNC Technology to make bioactive carbohydrates that will be used in Abbott's nutritional products. To date, Cytel has received more than $4 million in fees and milestone payments. Abbott is obligated to make additional payments if it meets certain milestones and to pay royalties to Cytel on sales of products containing any sugar manufactured using Cytel's SNC Technology.

Other Product Opportunities. Because of the varying role that bioactive carbohydrates play in the body, the ability to inhibit or enhance their activity can give rise to numerous product opportunities. Cytel intends to develop additional products itself or in collaboration with others in two broad categories: consumer products and medical products.

   -      Consumer Products

   Cytel believes that there is a significant opportunity for the manufacture of bioactive carbohydrates for consumer products. In addition to food additives such as Abbott's pediatric products, potential opportunities include cosmetic, skin care and oral hygiene products utilizing biologically active carbohydrates through either topical application or oral administration. Consumer products may be more rapidly developed and commercialized as compared to medical products because they are not subject to the same approval process as are drugs or medical devices.

   -      Medical Products

   - Carbohydrate Vaccines. Cell surface carbohydrates on cancer cells differ from those on normal cells and can be selectively recognized by the immune system as tumor antigens. Several carbohydrate-based cancer vaccines in development by other companies have demonstrated the ability to stimulate an immune response and extend the life of the vaccinated patients. In addition to cancer vaccines, prophylactic carbohydrate vaccines may be important for prevention of infections by bacterial pathogens.

   - Anti-Infectives and Anti-Toxins. Because many viruses, bacteria and bacterial toxins bind to host cells by attachment to cell surface carbohydrate groups, there are numerous opportunities for development of bioactive carbohydrate products that are anti-infectives or anti-toxins. Cytel is pursuing opportunities to manufacture bioactive carbohydrates that will be incorporated into products for treatment of diarrhea induced by either viruses or bacteria.

   - Glycoprotein Remodeling. Cytel is pursuing collaborations with biotechnology and pharmaceutical companies for the remodeling of therapeutic glycoproteins developed by those companies. Recombinant glycoproteins, such as Amgen Inc.'s erythropoetin (EPO) and Genentech Inc.'s tissue plasminogen activator (tPA), represent the largest class of approved products sold by the biotechnology industry to date, as reflected by sales. Carbohydrates presented on a recombinant glycoprotein (proteins produced by expression in cultured cell lines or transgenic animals) are not identical to those presented on the naturally-occurring glycoprotein. Cytel's SNC Technology can be applied to alter the carbohydrate structures covalently attached to these recombinant glycoproteins to recreate the desired natural structure. This provides the Company the opportunity to improve structural and functional characteristics of therapeutic proteins developed by other biotechnology or pharmaceutical companies. Application of Cytel's technology may reduce the effective dose, improve the consistency of manufacture, and reduce the risk of an immune response to certain recombinant glycoproteins in preclinical development.

License Agreements

Cytel holds licenses from several companies and universities pertaining to the compositions, methods of production and methods of use of various enzymes which are important components of Cytel's carbohydrate manufacturing technology. Cytel holds a license from Genencor International, Inc. ("Genencor") to certain fungal expression systems for making enzymes to be used in carbohydrate synthesis. The license agreement covers all of Genencor's technology applicable to enzymes to couple or modify complex carbohydrates and related glycoconjugates for medical, diagnostic and therapeutic applications as well as certain consumer products. Cytel also holds licenses from The University of California, The University of Michigan, The University of Arkansas and the National Research Council of Canada pertaining to enzyme compositions and methods of production. These licenses generally obligate the Company to make minimum annual royalty payments, milestone payments, and royalty payments upon commercialization of products covered by licensed technology. Cytel is also the exclusive licensee of technology developed by Dr. Chi-Huey Wong, Department of Chemistry at Scripps in the area of carbohydrate synthesis. Dr. Wong's technology is recognized for its ability to dramatically lower the cost of production of complex carbohydrates by in situ generation of nucleotide-sugars, key substrates used in enzymatic synthesis of carbohydrates. Cytel is obligated to make royalty payments to Scripps upon commercialization of products made using processes covered by Scripps patents.

THERAPEUTIC  PROGRAM

Background

Cytel's therapeutic program is directed toward treating acute and chronic inflammatory conditions by blocking specific cell adhesion molecules that are responsible for the recruitment of white blood cells to sites of inflammation. Cytel's lead cell adhesion blocker compound, Cylexin, is in Phase II/III clinical trials for prevention of reperfusion injury in infants following CPB, although the Company anticipates that an additional clinical trial will be required before submission of the product for regulatory approval.

Cytel's scientists were at the forefront in the identification and characterization of cell adhesion molecules, including the receptors present on one cell that bind to ligands on another cell and mediate cell adhesion. The receptors and ligands operate in a lock-and-key manner to initiate an inflammatory response. The adhesion of white blood cells to the cells lining the blood vessel wall is a pivotal event in acute and chronic inflammatory responses. It therefore serves as an ideal point of intervention in a number of inflammatory diseases such as reperfusion injury, an acute inflammatory response which occurs when blood flow into a tissue is restored following ischemia due to a temporary blockade of or reduction in blood flow, as well as chronic inflammatory diseases such as asthma and multiple sclerosis. Most of these conditions are characterized by massive infiltration of white blood cells which cause tissue injury by releasing bioactive substances such as enzymes.

The Company currently has two different research efforts in the cell adhesion area: a selectin receptor blocker approach, with Cylexin as the lead drug candidate, addressing reperfusion injury; and an integrin receptor blocker approach addressing chronic inflammatory diseases.

Cylexin

Cylexin, the Company's most advanced drug candidate, is a carbohydrate that blocks certain classes of selectins. The Company's development program for Cylexin addresses a therapeutic indication which targets an unmet medical need: the prevention of reperfusion injury in infants with congenital heart disease who must undergo CPB to facilitate life-saving corrective surgery. Reperfusion injury in these infants causes damage to many organs including the heart, lungs, kidneys and nervous system. Results from two relevant animal studies conducted with Cylexin by Harvard Medical School researchers, together with clinical data from the Company's Phase II trial of Cylexin in reperfusion injury following CPB in adult patients undergoing surgery to remove chronic blood clots from their lungs, provided a compelling rationale for pursuing this indication. Currently, Cylexin is in a Phase II/III clinical trial at a number of centers in the United States and Canada, although the Company anticipates that an additional clinical trial will be required before submission of the product for regulatory approval.

In the animal studies conducted in neonatal lambs and piglets, the use of Cylexin resulted in substantial improvement in cardiac and pulmonary function, reduction of edema and faster recovery of neurologic function. The same group of physicians at Harvard, who conducted the research with Cylexin in these neonatal animal models, also conducted a Phase II dose confirmation and tolerance study in infants.

Clinical Experience in Cardiopulmonary Bypass. Human clinical data from a Phase II study previously conducted by the Company in adults who underwent CPB during surgery to remove blood clots from their lungs supports the rationale for the pediatric CPB trial. In the adult lung study, Cylexin resulted in a 50% reduction in the number of patients assessed by the investigators to have developed lung reperfusion injury as a consequence of the bypass procedure. The use of CPB in this adult trial is directly analagous to its use in the newborn infants undergoing corrective heart surgery in the Company's ongoing pivotal clinical trial.

In addition, Cytel recently completed a Phase II open-label, dose-ranging study in infants undergoing CPB with circulatory arrest during corrective or palliative surgery for repair of congenital heart defects. This study was designed to provide safety and pharmacokinetic data and was not designed to test the efficacy of Cylexin in infants. However, Cytel collected efficacy data during the trial and has conducted preliminary analyses of those efficacy parameters for which useable data were available for the first 17 patients studied at Boston Children's Hospital. The results indicate good tolerability and a favorable response with respect to inhibiting some of the important clinical manifestations of reperfusion injury as well as reducing the length of hospital stay. A comparison of data from three groups of infants favored the highest dose group for reduction in intubation time, reduction in post-operative edema and shortened hospital stay. There was also a one-day (30%) decrease in median intensive care unit time for the high dose infants.

Future Clinical Development. Based on the results obtained from the Phase I and II trials described above, Cytel has initiated a Phase II/III study that Cytel believes will be the first pivotal clinical study for this important indication. It is a 250-patient double-blind, placebo-controlled efficacy and safety study to be conducted at a number of centers in the United States and Canada, including Boston Children's Hospital, The Cleveland Clinic Foundation, Children's Hospital of Los Angeles and Cincinnati Children's Hospital Medical Center. It is designed to evaluate efficacy and safety in infants undergoing surgery to correct congenital heart defects. The current registration plan projects approximately 800 patients being enrolled in clinical studies including a second pivotal trial in infants. The efficacy parameters to be studied by the Company in its clinical trials include improvement in postoperative cardiac, pulmonary and renal function and reduction in neurological sequelae. These parameters represent the same quantitative measurements for which significant improvements were seen in the studies in neonatal lambs and piglets. The Company will also focus on important measures of pharmacoeconomic value, including reduction in ventilator time, reduction in the use of drugs for cardiac stabilization, reduction in days in the intensive care unit and reduction in overall hospital stay.

Commercialization Plans. Heart defects are among the most common birth defects and are one of the leading causes of birth defect-related deaths. Over 30,000 infants are born each year with heart defects in the United States and Canada. Many newborns (3-4 per 100 live births) have life-threatening defects that require immediate surgical intervention. The majority of these undergo open heart surgery requiring use of CPB techniques. Approximately 20,000 such heart surgeries involving CPB are conducted each year in the United States and Canada in infants less than one year of age. Although advances in surgical techniques and medical care have led to a dramatic improvement in survival of infants with congenital heart defects, open heart surgery can result in considerable morbidity in the early post-operative period (such as reduced cardiac function, compromised kidney and lung function, severe edema and seizures) and subsequent impairment of neurological development. Reperfusion injury following CPB plays a significant causative role in post-operative morbidity.

Currently, there are no drugs approved for the prevention or reduction of reperfusion injury following CPB-facilitated procedures. Cytel has the opportunity to be the first to market with such an agent. The target customer base is relatively small and well-defined. Approximately 300 hospitals in the United States and Canada perform open-heart surgery on patients less than one year of age. Therefore, a relatively small number of sales representatives would be required to reach a significant portion of the target audience. In the United States and Canada, Cytel will market Cylexin directly or with a pharmaceutical corporate partner. Cytel will seek a partner for Europe.

Pursuant to the terms of a technology development agreement, from March 1991 through January 1997, Cytel and Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo") worked together to develop drugs based on Cytel's selectin technology for the treatment of white blood cell-mediated diseases. Sumitomo has licensed rights to develop and commercialize compounds resulting from the collaboration in Pacific Rim countries. Although Sumitomo has rights to Cylexin in the Pacific Rim, it has stated that it will not pursue Cylexin for the CPB indication and may not pursue Cylexin for any indication.

In addition to sales generated for the treatment of infants, there is the potential to expand the indication for use in adults undergoing complex open-heart surgery requiring extended time on CPB. Moreover, if Cylexin is shown to prevent reperfusion injury during cardiac surgery, it may also prove to be beneficial in preventing reperfusion injury in other indications, such as organ transplantation.

There can be no assurance that Cylexin will be approved by the FDA for any indication or that Cylexin will generate revenues for the Company. In addition, there can be no assurance that the Company will pursue any additional indications, or, if they are pursued, that the Company will ultimately be successful in developing, obtaining approval or marketing a product for such indications.

Integrin Blockers

The migration of certain classes of white blood cells into organs or tissues is central to the pathogenesis of a variety of chronic inflammatory diseases. Integrins are a group of adhesion receptors on the surface of these white blood cells which bind to ligands on epithelial cells lining blood vessels in a lock-and-key manner and thereby initiate a chronic inflammatory response. Integrin blockers should therefore inhibit white blood cell infiltration and the resulting pathology in the target tissues. Cytel scientists selected the VLA-4 integrin as the most relevant molecular target for its integrin blocker program based on the Company's own work and supporting data reported in the literature from a variety of animal models of chronic inflammation (including asthma, colitis, diabetes, transplantation, multiple sclerosis and arteriopathy). In addition, because VLA-4 receptors, unlike other integrin receptors, do not occur on circulating neutrophils, the use of VLA-4 blockers to reduce chronic inflammation should not enhance the risk of bacterial infection.

Cytel continues to progress in its efforts to develop small molecule drug candidates that will reduce white blood cell migration into sites of inflammation by blocking the VLA-4 integrin-receptor interaction. Cytel has demonstrated that these inhibitors are effective in several animal models including multiple models of asthma. In vivo studies have shown: (i) a protective effect against antigen-induced late responses and airway hyperresponsiveness in allergic sheep; (ii) a significant reduction in eosinophil recruitment to the airways in antigen-challenged mice; and (iii) an improvement in pulmonary function and reduction in white blood cell recruitment in antigen-challenged rabbits.

Cytel will seek to identify potential strategic partners who are willing to share in the development and commercialization of these compounds.

Fred Hutchinson Cancer Research Center ("FHCRC"). Cytel has an exclusive license from the FHCRC to lymphocyte adhesion technology related to blocking the VLA-4/CS-1 interaction. A United States patent was granted to FHCRC covering the use of antibodies directed at VLA-4 to treat or prevent inflammation. Additional claims from this application are in prosecution for peptides and other agents. Cytel is obligated to make milestone and royalty payments to FHCRC during the development and commercialization of products that are covered by FHCRC patents.

Potential Markets. Cytel has completed a strategic assessment of a broad range of potential indications for its integrin blocker molecules and has selected asthma and multiple sclerosis as its primary therapeutic targets. The Company believes VLA-4 blockade may have beneficial effects on these diseases for the following reasons:

     - Asthma. In established animal models of asthma (sheep, mouse and rabbit), Cytel VLA-4 blockers have been shown to reduce migration of eosinophils to the airway following allergen challenge and have improved pulmonary function as compared to control animals.

     - Multiple Sclerosis. In models of experimental autoimmune encephalomyelitis, a well-established model of multiple sclerosis in humans, a Cytel VLA-4 blocker was shown to prevent development of neurological symptoms and to promote improvement in weight gain as compared to control animals.

Discovery Research

Cytel's research program is based on the inhibition of glycosyltransferase enzymes and leverages the Company's medicinal chemistry and carbohydrate synthesis technology capabilities and strong patent position. Bioactive carbohydrates mediate important biological processes, and, specific glycosyltransferases are responsible for the production of bioactive carbohydrates. By inhibiting these enzymes, there is the potential to provide therapeutic benefit. The target indications include chronic inflammation, autoimmune disease and transplant rejection. The Company expects that this program will be pursued with a corporate partner.

EPIMMUNE INC.

Background

      In September 1997, Cytel entered into a letter of intent to collaborate with Searle (the "Searle LOI") with respect to Cytel's cancer epitopes and the use thereof in ex vivo therapies and therapeutic vaccines. Pursuant to the Searle LOI, Searle purchased 2,222,222 million shares of Cytel's Common Stock at an adjusted $2.25 per share for an investment of $5 million.

In October 1997, Cytel funded Epimmune as an independently financed and managed subsidiary. Epimmune is developing novel vaccines that stimulate the body's immune system to treat and prevent infectious diseases and cancer. Cytel invested a total of $6.5 million in cash and transferred certain patents, fixed assets and approximately 25 full-time employees.

Under the terms of a definitive agreement executed between Epimmune and Searle in February 1998, Searle made an additional investment of $10 million in Epimmune, of which $6.1 million was in Epimmune convertible preferred stock and $3.9 million in a new issue of Cytel convertible preferred stock. Cytel simultaneously purchased $3.9 million of Epimmune's convertible preferred stock. Searle has the right to convert the Cytel convertible preferred stock into Cytel common stock after three years or to convert to Epimmune common stock at any time. In addition to the $15 million investment made to date, Searle will make milestone payments to Epimmune upon achievement of certain preclinical and clinical milestones. Searle has the option to deliver shares of the Cytel convertible preferred stock in lieu of up to 50% of certain milestone payments. Searle will also pay royalties to Epimmune on product sales. In addition, Searle has rights of first refusal with respect to newly-issued securities of Cytel, enabling Searle to maintain its percentage ownership in Cytel. As of March 1, 1998, Cytel owned 86.6% of the outstanding capital stock of Epimmune and Searle owned 13.4%.

Epimmune Strategy

Epimmune is developing novel vaccines that stimulate the body's immune system to treat and prevent infectious diseases and cancer. Its core technology stems from the knowledge of how the immune system is stimulated and which arms of the immune system need to be stimulated for treatment or prevention of different infectious diseases and cancer.

Epimmune will focus on the treatment of breast, colon and lung cancer under its collaboration with Searle. With numerous opportunities in the infectious disease field and the rights to use developments under the Searle collaboration in that field, Epimmune plans to build its infectious disease business though internal development and corporate partnering. Product targets include prophylactic vaccines for the hepatitis C virus ("HCV"), the human immunodeficiency virus ("HIV") and malaria, and therapeutic vaccines for the hepatitis B virus ("HBV"), HCV and HIV and other infectious diseases.

Epimmune Technology Platform

Antigen-Specific Epitopes. Eliciting a strong cellular immune response is critical in order to treat and prevent certain infectious diseases and tumors. It has been shown in individuals who spontaneously clear chronic viral infection, and in cancer patients who respond to immunotherapy, that a cellular immune response is associated with viral clearance and tumor regression. This cellular response is comprised of activated cytotoxic T cells (CTL) and helper T cells (HTL). The activated CTL and HTL are directed toward multiple discrete and specific antigen fragments known as antigen-specific epitopes, which are portions of antigens capable of being recognized by immune cells. Recreating this "multi-specific" CTL and HTL response is the objective of a number of industry and academic groups in the immunotherapy and vaccine fields. Many have taken the approach of using whole antigens and letting the immune system "decide" which epitopes to recognize. To date, this approach has been successful for many prophylactic vaccines, but has not been successful for stimulating the cellular immune response critical to treating chronic infectious diseases and cancer and preventing certain diseases such as HCV, HIV and malaria. Epimmune's approach is to recreate the multi-specific cellular immune response by delivering those specific epitopes which are critical to preventing or fighting disease. Accordingly, two classes of antigen-specific epitopes have been identified: (i) CTL epitopes that bind MHC-1 and are recognized by cytotoxic T cells, and (ii) HTL epitopes that bind MHC-II and are recognized by helper T cells.

Use of selected antigen-specific epitopes or synthetic genes encoding these epitopes offers a number of benefits over using whole antigens or DNA encoding whole antigens.

- First, the epitopes are selected from conserved regions of viral or tumor-associated antigens, reducing the likelihood of immune escape due to viral or tumor mutations. When using whole antigens, there is evidence that the immune response is directed largely toward variable regions of the antigen, allowing for such immune escape due to mutations.

- Second, the ability to combine selected epitopes (CTL and HTL) and to alter their composition to enhance immunogenicity allows for manipulation of the immune response as appropriate for the target disease. Similar engineering of the response is not possible with whole antigens.

- Third, a major benefit of epitope-based immune-stimulating vaccines is their safety. The possible pathological side-effects caused by infectious agents or whole-protein antigens, which might have their own intrinsic biological activity, is eliminated.

- Finally, in order to develop the most effective vaccines, multiple epitopes from several proteins should be included. Combining multiple epitopes into a single vaccine should result in a well-characterized product that contains minimal extraneous biological material.

PADRE Carrier / Adjuvant. The PADRE technology consists of a family of proprietary molecules which are potent, synthetic, "universal" immunostimulants. When combined with epitopes, PADRE induces important "co-stimulatory" signals which potentiate the antigen-specific immune response. If the epitopes are CTL epitopes, PADRE increases the magnitude and duration of the immune response. If the epitopes are antibody (or B-cell) epitopes, PADRE serves as an antigen "carrier," inducing a long-term, high-titer antibody response. PADRE molecules are easy to manufacture and provide many potential advantages over common antigen carriers and broad immunostimulants.

Epimmune Collaborations

Epimmune plans to enter into collaborations with multiple pharmaceutical and biotechnology companies to commercialize therapeutic and prophylactic vaccines. Epimmune's unique capabilities include expertise in identifying those epitopes from viral and tumor-associated antigens which elicit the desired immune response, and creating and evaluating product candidates which elicit a potent immune response. Epimmune's current partners include:

Searle. The scope of the worldwide collaboration, established in February 1998, is the treatment of cancer, excluding ex vivo cellular therapy in Japan. The parties are combining Epimmune's proprietary cancer-specific epitope and PADRE technologies with Searle's cytokine technology to develop a new class of cancer therapies designed to induce highly-specific immune responses.

Takara Shuzo Co., Ltd. ("Takara"). In 1994, the Company established a collaboration with Takara, focused on ex vivo cellular therapy for treatment of cancer. Takara, who is collaborating with Japanese investigators on the evaluation and optimization of ex vivo cellular therapies, has rights to Epimmune technology for ex vivo treatment of cancer in Japan. Takara will pay the Company royalties on sales from products resulting from the collaboration.

PATENTS, PROPRIETARY RIGHTS AND LICENSES

The Company's success will depend in part on its ability to obtain patent protection for its products, both in the United States and other countries. The patent position of biotechnology and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. The Company files patent applications as appropriate covering its proprietary technology. As of March 24, 1998, the Company's patent estate consisted of 139 United States and 304 international pending patent applications, and 29 United States and 31 international issued patents. Included in this patent estate is Cytel's broad proprietary position covering its Glytec business unit, including 21 issued United States patents and 39 pending United States patent applications, with corresponding international applications. The core SNC technology is covered both by patents and patent applications exclusively licensed from Scripps, and additional patent applications filed by Cytel covering improvements and multiple applications. In addition to the SNC technology, Cytel has developed and filed patent applications to the expression, production and purification of enzymes, as well as their use in carbohydrate manufacturing and has exclusively licensed enzymes and efficient methods for their production. In February 1998, the Company entered into a non-exclusive licensing agreement with Glycomed, a wholly-owed subsidiary of Ligand Pharmaceuticals, Inc. under which Cytel will receive rights to a family of Glycomed patents relating to certain carbohydrate compounds for the treatment of acute inflammation, including Cytel's most advanced product, Cylexin. This non-exclusive license, for which Cytel paid a license fee of $900,000 in restricted common stock of Cytel, enhances the segment of the Company's patent portfolio covering Cytel's carbohydrate-based cell adhesion inhibitor program for the treatment of acute inflammation. The Company recently had a patent issue for some of its VLA-4 integrin blocker compounds.

Included in the Company's patent estate is Epimmune's patent portfolio which covers proprietary technology relevant to the development of vaccines, including coverage to antigen-specific epitopes that are associated with certain cancer cells and infectious diseases. In addition, the patent portfolio covers a potent, synthetic "universal" immunostimulant, known as PADRE.

epitopes. Epimmune has 67 United States and 113 international pending patent applications, with three United States and nine international issued patents.

These applications and patents are either owned by or are under exclusive license to the Company. There can be no assurance that patents will issue from any of the applications the Company has filed or licensed; or that if patents do issue, that claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company.

As is typical in the biotechnology industry, the commercial success of the Company will depend in part on the Company neither infringing patents issued to competitors nor breaching the technology licenses upon which the Company's products might be based. The Company is aware of third-party patent applications and issued patents that may require the Company to alter products or processes, obtain licenses or cease certain activities. Based on a preliminary investigation, the Company believes that some of its integrin compounds may infringe one or more claims of a pending patent application by a third party. The Company is continuing to investigate the validity and scope of this patent application. Subject to this further investigation, the Company believes that should the patent issue to the third party, it may be required to either obtain a license from the third party in order to manufacture and market such integrin molecules or, alternatively, to shift its development effort to an attractive alternative integrin compound. There can be no assurance that the Company will be able to obtain any necessary licenses at a reasonable cost. Failure by the Company to obtain a license to any technology that it requires to commercialize its products, or to develop an alternative compound and obtain FDA approval within an acceptable period of time if required to do so, may have a material adverse impact on the Company. Litigation, which could result in substantial costs to the Company, would also be necessary to enforce any patents issued to the Company or to determine the scope and validity of others' proprietary rights. In addition, the Company may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office which could result in substantial costs to the Company.

The Company also protects its proprietary technology and processes in part by confidentiality agreements with its collaborative partners, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

MANUFACTURING

The Company has little experience in, or facilities for, the large-scale manufacture of bulk chemicals or final dosage forms. However, the Company believes that its current proprietary process technology for manufacture of its bioactive carbohydrates, including Cylexin, provides a competitive advantage, and, therefore, it is an important priority for the Company to continue to build its manufacturing capability as rapidly as possible or to identify a contract manufacturer.

Cytel has produced Cylexin bulk drug chemical substance for Phase I and Phase II trials in the Company's pilot plant manufacturing facilities. Cylexin is produced under cGMP and bulk pharmaceutical chemical ("BPC") guidelines. Cylexin is further processed to form bulk drug substance and product in the clean room. Final vialed product is produced at an FDA-inspected contract manufacturing facility. The Company believes that the current facilities will be adequate for production of Phase III clinical supplies and registration batches for NDA submission. Cylexin is currently manufactured at a scale suitable for anticipated product launch. Additional manufacturing of product candidates may be performed in the future by third parties at FDA-inspected contract manufacturing facilities.

To be successful, the Company's products and products of its partners must be manufactured in commercial quantities in compliance with regulatory requirements and at an acceptable cost. The Company has not commercialized any bioactive carbohydrate products or any other pharmaceutical products, nor has it demonstrated its ability to manufacture commercial quantities of its or its partners' product candidates in accordance with regulatory requirements. Some of the pharmaceutical products that the Company is trying to develop belong to classes of products that have never been manufactured on a commercial scale. In some cases, the manufacturing process may require the synthesis of complex carbohydrates. Such synthesis may require the development of new manufacturing technology and expertise. If the Company is unable to develop itself or contract with a third-party manufacturing capabilities to produce suitable quantities of its or its partners' products in accordance with regulatory standards, the ability of the Company or its partners to conduct clinical trials, obtain regulatory approvals and market such products may be adversely affected, which could adversely affect the Company's competitive position and its chances of achieving profitability. There can be no assurance that such products can be manufactured by the Company or any other party at a cost or in quantities which are commercially viable.


GOVERNMENT REGULATION

The Company's research and development activities and the future manufacturing and marketing of products by the Company are subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation by FDA. The Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, efficacy, labeling, storage, record-keeping, approval, advertising and promotion of the Company's products. In addition to FDA regulations, the Company is also subject to other federal and state regulations such as the Occupational Safety and Health Act and the Environmental Protection Act. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources. In addition, there can be no assurance that this regulatory framework will not change or that additional regulation will not arise at any stage of the Company's product development which may affect approval or delay an application or require additional expenditures by the Company.

The steps required before a pharmaceutical agent may be marketed in the United States include (i) preclinical laboratory and animal tests, (ii) the submission to the FDA of an application for an Investigational New Drug Application ("IND"), which must become effective before human clinical trials may commence in the United States, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (iv) the submission of a New Drug Application ("NDA") or Product License Application ("PLA") to the FDA and
(v) the FDA approval of the NDA or PLA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with, and approved by, the FDA. Drug product manufacturing establishments located in California also must be licensed by the State of California in compliance with separate regulatory requirements.

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

Clinical trials are typically conducted in three sequential phases prior to product approval, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects, the drug is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II involves studies in a limited patient population to (i) determine the efficacy of the drug for specific targeted indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify possible adverse side-effects and safety risks. When a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to evaluate clinical efficacy further and to test further for safety within an expanded patient population at multiple clinical study sites. Even after the NDA approval, the FDA may require additional Phase IV clinical trials. The FDA reviews both the clinical plans and the results of the trials and may discontinue the trials at any time if there are significant safety issues.

The results of the preclinical tests and clinical trials are submitted to the FDA in the form of an NDA or PLA for marketing approval. The testing and approval process is likely to require substantial time and effort, and there can be no assurance that any approval will be granted on a timely basis, if at all. The approval process is affected by a number of factors, including the severity of the disease, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Additional animal studies or clinical trials may be requested during the FDA review period and may delay marketing approval. After FDA approval for the initial indications, further clinical trials may be necessary to gain approval for the use of the product for additional indications. The FDA mandates that adverse effects be reported to the FDA and may also require post-marketing testing to monitor for adverse effects, which can involve significant expense.

Among the conditions for NDA or PLA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to cGMP prescribed by the FDA. Domestic manufacturing facilities are subject to biennial FDA inspections and foreign manufacturing facilities are subject to periodic FDA inspections or inspections by the foreign regulatory authorities with reciprocal inspection agreements with the FDA.

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

The Company's regulatory strategy is to pursue clinical development and marketing approval of its products in the United States and Canada. The Company intends to seek input from the FDA, and where appropriate the Canadian Health Protection Board ("HPB"), at each stage of the clinical process to facilitate appropriate and timely clinical development, focusing on issues such as trial design and clinical endpoints. The clinical development of certain products may be the responsibility of its collaborative partners. Where appropriate, Cytel intends to pursue available opportunities for accelerated approval of products.

The time required for completing such testing and obtaining such approvals is uncertain and approval itself may not be obtained. In addition, delays or rejections may be encountered based upon changes in

FDA and/or HPB policy during the period of product development and FDA and/or HPB regulatory review of each submitted NDA or PLA. Similar delays may also be encountered in foreign countries. There can be no assurance that, even after such time and expenditures, regulatory approval will be obtained for any drugs developed by the Company. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which the drug may be marketed. Further, even if such regulatory approval is obtained, a marketed drug, its manufacturer and the facilities in which the drug is manufactured are subject to continual review and periodic inspections. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market.

The regulatory process for pharmaceutical products in Canada as regulated by the HPB is similar to that in the United States.



COMPETITION

The Company is engaged in a highly competitive industry. The Company competes with many public and private companies, including pharmaceutical companies, chemical companies, specialized biotechnology companies and academic institutions. Many of the Company's competitors have substantially greater financial, scientific and technical resources, and manufacturing and marketing capabilities than the Company. In addition, many of the Company's competitors have significantly greater experience conducting preclinical studies and clinical trials of new pharmaceutical products and in obtaining regulatory approvals for pharmaceutical products. Competitors of the Company and its collaborators may develop and commercialize such products more rapidly than the Company and its collaborators. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any being developed by the Company, or that would render the Company's technology and products obsolete or noncompetitive.

Competition may increase further as a result of potential advances from the study of complex carbohydrates and greater availability of capital for investment in this field. The Company is aware of companies that are investigating methods of enzymatic synthesis for production of commercial quantities of complex carbohydrates. There can be no assurance that these and other efforts by potential competitors will not be successful, or that other methods of carbohydrate synthesis will not be developed to compete with the Company's technology.

For some indications, the Company anticipates developing drugs which will be competing with existing therapies for market share. In addition, a number of companies are pursuing the development of novel pharmaceuticals which target the same diseases that the Company is targeting. These companies include pharmaceutical and biotechnology companies. Furthermore, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competing products or technologies and may establish collaborative arrangements with competitors of the Company. The development by others of new treatment methods for those indications for which the Company is developing pharmaceuticals could render such pharmaceuticals noncompetitive or obsolete.

The Company's products under development are expected to address a broad range of markets. The Company's competition will be determined in part by the potential indications for which the Company's compounds are developed and ultimately approved by regulatory authorities. For certain of the Company's potential products, an important factor in competition may be the timing of market introduction of its or competitive products. Accordingly, the relative speed with which the Company or its collaborative partners can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market are expected to be important competitive factors. The Company expects that competition among products approved for sale will be based, among other things, on product effectiveness, safety, reliability, availability, price and patent position.

The Company's competitive position also depends upon its ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

EMPLOYEES

As of March 17, 1998, Cytel employed 90 individuals full-time, of whom 65 were engaged in research and development, including 25 who hold Ph.D. and/or MD degrees and 24 who were engaged in finance and general administration. Included in the above figures are 23 full-time persons employed by Cytel's subsidiary, Epimmune. A significant number of the Company's management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. The Company believes it has been highly successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intensifying. None of the Company's employees are covered by collective bargaining agreements, and management considers relations with its employees to be good.

EXECUTIVE OFFICERS

The executive officers of the Company and their ages as of March 13, 1998 are as follows:

Name                             Age    Position
Virgil Thompson                  58     President, Chief Executive Officer and Director
Robert L. Roe, M.D., F.A.C.P.    57     Executive Vice President, Chief Operating Officer and
                                        Director
James C. Paulson, Ph.D.          50     Vice President, General Manager Glytec Business Unit,
                                        Chief Scientific Officer and Director
Edward C. Hall                   57     Vice President, Finance and Chief Financial Officer
Jennifer L. Lorenzen             44     Vice President, Business Development
Deborah A. Schueren              34     Vice President, Cytel and President, Epimmune

BUSINESS EXPERIENCE

Mr. Thompson joined Cytel in January 1996 as President and Chief Executive Officer, and member of the Board of Directors. Previously he was President and Chief Executive Officer for CIBUS Pharmaceutical, Inc., a privately held oral drug delivery company from July 1994 to December 1995. He served as a consultant to the pharmaceutical industry from 1993 to 1994. From 1969 to 1993, Mr. Thompson was employed by Syntex Corporation ("Syntex"). During his tenure with Syntex, he held several key executive positions including President, Syntex Laboratories, Inc., Chief Operating Officer, Syntex Laboratories, Inc. and Vice President, Corporate Regulatory Affairs. Mr. Thompson earned a Bachelor of Science degree in Pharmacy from Kansas University and a Juris Doctor degree from the George Washington University Law School. He also serves on the boards of directors of Biotechnology General Corporation, Cypros Pharmaceutical Corporation and Aradigm Corporation.

Dr. Roe joined Cytel in January 1996 as Executive Vice President and Chief Operating Officer, and member of the Board of Directors. In his most recent position prior to joining the Company, Dr. Roe served as Executive Vice President, Chief Operating Officer, and member of the Board of Directors of Chugai Biopharmaceuticals, Inc., a San Diego based subsidiary of Chugai Pharmaceuticals Co., Ltd. of Japan, from August 1995 to January 1996. From 1976 to 1995, Dr. Roe was employed by Syntex in senior-level positions in medical research, pharmaceutical development and regulatory affairs, prior to becoming President of Development Research and Senior Vice President of the corporation. Dr. Roe earned his Doctor of Medicine degree from the University of California at San Francisco, School of Medicine, and his Bachelor of Arts degree with Honors from Stanford University, in Biological Sciences. He is a Fellow of the American College of Physicians and the American College of Rheumatology.

Dr. Paulson has served as a director since January 1991 and has been Vice President since 1990. He has been employed by Cytel in various positions since September 1990, most recently as General Manager, Glytec Business Unit, Chief Scientific Officer and member of the Board of Directors. Prior to joining Cytel in 1990, Dr. Paulson was Professor and Vice Chairman of the Department of Biological Chemistry at the University of California School of Medicine, Los Angeles. He has also been an adjunct member of Scripps since July 1990. Dr. Paulson received his Bachelor of Arts degree in chemistry and biology from MacMurray College in Jacksonville, Illinois. He received his Master of Science degree and Doctor of Philosophy degree in biochemistry from the University of Illinois at Champaign Urbana and completed his postdoctoral fellowship at Duke University Medical Center.

Mr. Hall was elected Vice President, Finance and Chief Financial Officer in February 1998. Prior to Cytel, Mr. Hall served as Chief Financial Officer of Medical Device Technologies, Inc., a developer and marketer of monitoring and diagnostic medical devices. From 1993 to the time he joined Medical Device Technologies in 1995, Mr. Hall was a consultant and interim chief financial officer for medical industry and high technology companies in the San Diego area. Prior to that he was a turnaround consultant and worked on a variety of corporate restructuring and sale assignments in the western United States. Mr. Hall received his Bachelor of Science from Princeton University and an MBA from the Harvard Business School.

Ms. Lorenzen was elected Vice President of Business Development in February 1998. She joined Cytel in August 1996 as Director, Strategic Marketing and Program Management and was elected Vice President and Development Program Director in April 1997. Prior to joining Cytel, Ms. Lorenzen was with Chugai Biopharmaceuticals, Inc. where she held the position of Vice President and Development Program Director. Before joining Chugai Biopharmaceuticals in 1995, she spent 10 years at Syntex, USA, Inc. where she held a variety of marketing and management positions, including Vice President and Program Director of Syntex' Ganciclovir Program. Ms. Lorenzen received her BA in Biological Sciences from the University of California at Davis.

Ms. Schueren was elected President of Epimmune in October 1997 and continues to serve as a Vice President of Cytel Corporation. She joined Cytel in October 1992 and has had responsibility at different times during that period for a variety of functions including investor relations, business development and finance. She served as Director, Business Development from 1994 until March 1997 when she was appointed Vice President, Finance and Chief Financial Officer. Prior to joining Cytel, Ms. Schueren was a consultant with The Boston Consulting Group, a management consulting firm, from 1990 to 1992 and was with Lehman Brothers Investment Banking Division, Health Care Corporate Finance from 1986 to 1988. She received her Bachelor of Science in Chemical Engineering from Texas A&M University and an MBA from the Harvard Business School.

All officers are elected annually by the Board of Directors. Each officer serves at the discretion of the Board of Directors. There are no family relationships among any of the directors, officers or key employees of the Company.

RISK FACTORS

Cytel wishes to caution readers that the following important factors, among others, in some cases have affected the Company's results and in the future could cause actual results and needs of the Company to vary materially from forward-looking statements made from time to time by the Company on the basis of management's then-current expectations. The business in which the Company is engaged is in rapidly changing and competitive markets and involves a high degree of risk, and accuracy with respect to forward-looking projections is difficult.

Early Stage of Development; Absence of Products

The Company is a development stage company. It has not completed the development of any products and, accordingly, has not begun to market or generate revenues from the commercialization of products. The Company does not expect to market any therapeutic products for a number of years. Few companies have successfully developed and commercialized complex carbohydrates for pharmaceutical applications. The Company's products under development will require significant time-consuming and costly research, development, preclinical studies, clinical testing, regulatory approval and significant additional investment prior to their commercialization, which may never occur. There can be no assurance that the Company's research and development programs will be successful, that the Company will be able to manufacture products in commercial quantities in compliance with regulatory requirements at an acceptable cost, that any of its products under development will be successfully commercialized or will prove to be safe and efficacious in clinical trials or that the Company or its collaborators will be successful in obtaining market acceptance of any of its products. The Company or its collaborators may encounter problems and delays relating to research and development, regulatory approval, manufacturing and marketing. The failure by the Company to address such problems and delays successfully would have a material adverse effect on the Company's business, financial condition and results of operations.

Reliance on Collaborative Partners

The Company expects to rely on collaborative arrangements both to develop and commercialize pharmaceutical products and to exploit its carbohydrate manufacturing technology in the areas of consumer and medical products. The Company has relied on certain established pharmaceutical companies interested in its technology to fund a portion of its research and development expenses for pharmaceutical product candidates. The Company has entered into collaborative research agreements with these collaborative partners, whereby the partners provide capital in exchange for certain technology, product, manufacturing and marketing rights. The Company expects that substantially all of its revenues for the foreseeable future will result from payments under its existing, and any future, manufacturing and collaborative research arrangements, including royalties on product sales, and interest income. There can be no assurance that the Company will receive royalty revenues, license fees or milestone payments from any of its existing collaborative partners or that the Company will be successful in entering into additional collaborative arrangements that will result in significant revenues. There can also be no assurance that the Company will be able to negotiate acceptable collaborative arrangements in the future, or that such collaborative arrangements or its existing collaborative arrangements will continue or be successful. In addition, collaborative partners may pursue alternative technologies or develop alternative compounds either on their own or in collaboration with others, including the Company's competitors, as a means of developing treatments for the disease targeted by any collaborative program of the Company.

Cytel's collaborations with Nextran and Abbott provide, in part, for the receipt by the Company of certain license fees, milestone payments, and, if commercialization occurs, royalty payments or compensation for supply of products. The success of the collaborations will depend, in significant part, on Nextran's and Abbott's respective development, competitive marketing and strategic considerations, including the relative advantages of alternative products being developed or marketed by competitors. Although Cytel believes that Nextran and Abbott each will have an economic motivation to commercialize products incorporating carbohydrates manufactured by Cytel or using Cytel's technology, the amount and timing of resources committed to these activities are entirely within the control of Nextran and Abbott, respectively. There can be no assurance that Nextran or Abbott will pursue the development and commercialization of products utilizing Cytel's technology, that either party will perform its obligations as expected or that any future milestone payments or fees will be received by the Company. The suspension or termination of Cytel's collaborations with Nextran or Abbott, the failure of such collaborations to be successful or the delay in their development or commercialization of carbohydrate products could have a material adverse effect on the Company's business, financial condition and results of operations.

Epimmune recently entered into a collaboration with Searle with respect to the production, use and sale of pharmaceutical products derived from Epimmune's cancer epitopes and the use thereof in ex vivo therapies and therapeutic vaccines. The Searle collaboration is Epimmune's most significant collaboration, and Epimmune is substantially dependent upon it. The success of the collaboration will depend, in significant part, on Searle's development, competitive marketing and strategic considerations, including the relative advantages of alternative products being developed or marketed by competitors. There can be no assurance that Searle will perform its obligations as expected or that any future milestone payments or fees will be received by Epimmune. The suspension or termination of the Epimmune collaboration with Searle, the failure of such collaboration to be successful or the delay in the development or commercialization of pharmaceutical products pursuant to such collaboration could have a material adverse effect on the Company's business, financial condition and results of operations.

In addition, the Company may be required to enter into licenses or other collaborative agreements with third parties in order to access technologies that may be necessary to successfully develop certain of its products. There can be no assurance that the Company will be able to successfully negotiate acceptable licenses or other collaborative arrangements that allow it to access such technology. In addition, there can be no assurance that any technology accessed through such licenses or other collaborations will successfully meet the Company's requirements.

Continuing Operating Losses; Accumulated Deficit

The Company has experienced significant operating losses since its inception in 1987. As of December 31, 1997, the Company had an accumulated deficit of approximately $107.2 million. The Company expects to incur substantial additional operating losses as the Company's research and development and clinical trial efforts continue to expand. All of the Company's revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants and interest income. To achieve profitable operations, the Company, alone or with others, must identify, develop, register, manufacture and market proprietary products and successfully develop commercial applications of its carbohydrate manufacturing technology for consumer and medical products. There can be no assurance that the Company will be successful in its efforts to achieve profitable operations.

Manufacturing Limitations

To be successful, the Company's products and products of its partners must be manufactured in commercial quantities in compliance with regulatory requirements and at an acceptable cost. The Company has not commercialized any bioactive carbohydrate products or any other pharmaceutical products, nor has it demonstrated its ability to manufacture commercial quantities of its or its partners' product candidates in accordance with regulatory requirements. Some of the pharmaceutical products that the Company is trying to develop belong to classes of products that have never been manufactured on a commercial scale. In some cases, the manufacturing process may require the synthesis of complex carbohydrates. Such synthesis may require the development of new manufacturing technology and expertise. If the Company is unable to develop itself or contract with a third-party manufacturing capabilities to produce suitable quantities of its or its partners' products in accordance with regulatory standards, the ability of the Company or its partners to conduct clinical trials, obtain regulatory approvals and market such products may be adversely affected, which could adversely affect the Company's competitive position and its chances of achieving profitability. There can be no assurance that such products can be manufactured by the Company or any other party at a cost or in quantities which are commercially viable.

Future Capital Needs; Uncertainty of Additional Funding

The Company will require substantial funds to conduct research and development, to conduct preclinical and clinical testing of products, to establish commercial-scale manufacturing facilities and to market products. The Company's future capital requirements will depend on many factors, including: the ability of the Company to establish and maintain collaborative arrangements, particularly with respect to commercial application of the Company's carbohydrate manufacturing technology; progress with preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; changes in its existing research relationships; continued scientific progress in its drug discovery programs; the magnitude of these programs; the cost of manufacturing scale-up; and effective commercialization activities and arrangements. The Company intends to seek such additional funding either through collaborative arrangements or through public or private financings. There can be no assurance that additional financing will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing securities, further dilution to existing stockholders may result. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its drug discovery programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish. If additional financing is not available, Cytel anticipates its existing available cash, cash equivalents and short-term investments, investment income and research and development funding from existing collaborative agreements and research grants will be adequate to satisfy its capital requirements and fund operations through the end of 1998. The estimate for the period for which the Company expects its available cash balances, investment income and estimated cash flow from collaborative agreements and research grants to be sufficient to meet its capital requirements is a forward-looking statement that involves risks and uncertainties as set forth herein and in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report on Form 10-K.

Government Regulation; Uncertainty Associated with Clinical Trials

 The production and marketing of the Company's products and its ongoing research and development activities are subject to regulation by numerous governmental authorities in the United States, Canada and other countries. Before any drug developed by the Company can be marketed, it will undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the FDA and equivalent foreign authorities, including the Canadian HPB. These processes can take a number of years and require the expenditure of substantial resources. The time required for completing such testing and obtaining such approvals is uncertain and approval itself may not be obtained. The FDA, the HPB or the Company and its collaborators may decide to discontinue or suspend clinical trials at any time if the subjects or patients who are participating in such trials are being exposed to unacceptable health risks or if the results show no or limited benefit in patients treated with the drug compared to patients in the control group.

Cytel is currently conducting human clinical testing of its lead product candidate, Cylexin, in infants undergoing surgery to correct congenital heart defects. Cylexin was evaluated in a Phase II clinical trial for its ability to prevent reperfusion injury to cardiac (heart) muscle during treatment of acute myocardial infarction with primary angioplasty. This trial was terminated in June 1996 after the independent safety and data monitoring panel determined that the drug was safe, but that there was no benefit in patients treated with Cylexin over those patients in the placebo control group. Further testing of this and the

Company's other product candidates in research and development may reveal other undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. There can be no assurance that the Company will not encounter additional problems in clinical trials that will cause the FDA, the HPB or the Company to delay or suspend clinical trials. Furthermore, there can be no assurance that any of the Company's products will be approved by the FDA or the HPB for any indication. Products, if any, resulting from the Company's research and development programs are not expected to be commercially available for a number of years. Even if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which the drug may be marketed. In addition, a marketed drug, its manufacturer and the facilities in which the drug is manufactured are subject to continual review and periodic inspections. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market.

Technological Change and Competition

The Company is engaged in a highly competitive industry. The Company competes with many public and private companies, including pharmaceutical companies, chemical companies, specialized biotechnology companies and academic institutions. Many of the Company's competitors have substantially greater financial, scientific and technical resources, and manufacturing and marketing experience and capabilities than the Company. In addition, many of the Company's competitors have significantly greater experience conducting preclinical studies and clinical trials of new pharmaceutical products, and in obtaining regulatory approvals for pharmaceutical products. Competitors of the Company and its collaborators may develop and commercialize such products more rapidly than the Company and its collaborators. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any being developed by the Company, or that would render the Company's technology and products obsolete or noncompetitive.

Competition may increase further as a result of potential advances from the study of complex carbohydrates and greater availability of capital for investment in this field. The Company is aware of companies that are investigating methods of enzymatic synthesis for production of commercial quantities of complex carbohydrates. There can be no assurance that these and other efforts by potential competitors will not be successful, or that other methods of carbohydrate synthesis will not be developed to compete with the Company's technology.

For some indications, the Company anticipates developing drugs which will be competing with existing therapies for market share. In addition, a number of companies are pursuing the development of novel pharmaceuticals which target the same diseases that the Company is targeting. These companies include pharmaceutical and biotechnology companies. Furthermore, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competing products or technologies and may establish collaborative arrangements with competitors of the Company. The development by others of new treatment methods for those indications for which the Company is developing pharmaceuticals could render such pharmaceuticals noncompetitive or obsolete.

The Company's products under development are expected to address an array of markets. The Company's competition will be determined in part by the potential indications for which the Company's compounds are developed and ultimately approved by regulatory authorities. For certain of the Company's potential products, an important factor in competition may be the timing of market introduction of its or competitive products. Accordingly, the relative speed with which the Company can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market are expected to be important competitive factors. The Company expects that competition among products approved for sale will be based, among other things, on product effectiveness, safety, reliability, availability, price and patent position.

The Company's competitive position also depends upon its ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

Patents and Proprietary Rights

The Company's success will depend in part on its ability to obtain patent protection for its products and processes, both in the United States and other countries. The patent position of biotechnology and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There is no consistent policy regarding the breadth of claims allowed in biotechnology patents. The Company intends to file applications and pursue patent prosecution as appropriate for patents covering both its products and processes. There can be no assurance that patents will issue from any of the patent applications owned or licensed by the Company or that, if patents do issue, that claims allowed will be sufficiently broad to protect the Company's products and processes. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company.

As is typical in the biotechnology industry, the commercial success of the Company will depend in part on the Company neither infringing patents issued to competitors nor breaching the technology licenses upon which the Company's products might be based. The Company is aware of third-party patent applications and issued patents that may require the Company to alter products or processes, obtain licenses or cease certain activities. Based on a preliminary investigation, the Company believes that some of its integrin compounds may infringe one or more claims of a third-party patent application. The Company is continuing to investigate the validity and scope of any issued patents. Subject to this further investigation, the Company believes that it may be required to either obtain a license from the third party in order to manufacture and market such integrin molecules or, alternatively, to shift its development effort to an attractive alternative integrin compound. There can be no assurance that the Company will be able to obtain any necessary licenses at a reasonable cost. Failure by the Company to obtain a license to any technology that it requires to commercialize its products, or to develop an alternative compound and obtain FDA approval within an acceptable period of time if required to do so, would have a material adverse effect on the Company. Litigation, which could result in substantial costs to the Company, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of others' proprietary rights. In addition, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office which could result in substantial costs to the Company to determine the priority of inventions.

The Company also protects its proprietary technology and processes in part by confidentiality agreements with its collaborative partners, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

Absence of Sales and Marketing Experience

The Company has no experience in sales, marketing or distribution. Before it can market any of its products directly, the Company must develop a substantial marketing and sales force with technical expertise and supporting distribution capability. Alternatively, the Company may obtain the assistance of a pharmaceutical company with a large distribution system and a large direct sales force. Other than its agreements with Nextran, Searle, Sumitomo and Takara, the Company does not have any existing distribution arrangements with any pharmaceutical company for its products. There can be no assurance that the Company will be able to establish sales and distribution capabilities or be successful in gaining market acceptance for its products.

Dependence on Reimbursement

The Company's ability to commercialize its products successfully may depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third-party coverage will be available to enable the Company to maintain price levels sufficient to realize an appropriate return on its investment in product development.

Dependence on Key Personnel

The Company is highly dependent on the principal members of its scientific and management staff. The Company does not maintain key-person life insurance on the life of any employee. The Company's future success also will depend in part on the continued service of its key scientific personnel and its ability to identify, hire and retain additional qualified personnel.

There is intense competition for qualified personnel in the areas of the Company's activities, and there can be no assurance that the Company will be able to continue to attract and retain such personnel necessary for the development of the Company's business. Because of the intense competition, there can be no assurance that the Company will be successful in adding technical personnel as needed to meet the staffing requirements of additional collaborative relationships. Failure to attract and retain key personnel could have a material adverse effect on the Company.

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

Use of Hazardous Materials

The Company's research and development involves the controlled use of hazardous materials, chemicals and radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damage that results, which liability could exceed the resources of the Company. The Company may incur substantial cost to comply with environmental regulations if the Company develops commercial manufacturing capacity.

Although the Company believes that it is in compliance in all material respects with applicable environmental laws and regulations and currently does not expect to make material capital expenditures for environmental control facilities in the near term, there can be no assurance that it will not be required to incur significant costs to comply with environmental laws and regulations in the future, or that the operations, business or assets of the Company will not be materially, adversely affected by current or future environmental laws or regulations.

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

ITEM 2. PROPERTIES

The Company's administrative offices and laboratories are located in San Diego. Cytel currently occupies approximately 48,000 square feet of space under a lease which expires in 2001, with options to renew the lease for two additional five-year terms. Cytel occupies a 9,700 square foot facility under a lease which expires in 2002 into which all pilot and commercial manufacturing will be consolidated in 1998. Cytel has approximately 4,500 additional square feet of space in a nearby science park being utilized for Cytel's pilot plant under a lease which expires in 1998 and will not be renewed. Cytel also has 7,500 square feet of GMP warehouse space under a lease expiring in 2000. Epimmune occupies approximately 8,600 square feet of offices and laboratory facilities which are leased through 2002.

The Company believes its existing and contracted facilities will be adequate to meet the Company's needs for the foreseeable future. Should the Company need additional space, management believes it will be able to secure additional space at commercially reasonable rates.

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

                                        HIGH                  LOW
1997           1st Quarter              $3.86                $2.13
               2nd Quarter              $2.75                $1.38
               3rd Quarter              $2.81                $1.44
               4th Quarter              $2.56                $1.41

1996           1st Quarter              $8.25                $5.25
               2nd Quarter              $9.00                $3.63
               3rd Quarter              $4.50                $2.63
               4th Quarter              $4.88                $2.63

As of March 13, 1998, there were approximately 425 shareholders of record of the Company's common stock. The Company has never declared or paid dividends on its common stock and does not anticipate the payment of dividends in the foreseeable future.

Since January 1, 1997, the Company has sold and issued the following securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

(1) In December 1997, pursuant to the terms of an equity financing of the Company, the Company issued 4,777,139 shares of common stock to 11 investors at a purchase price of $1.75 per share. Gross proceeds to the Company for such financing totaled $8,359,993. The Company paid approximately $480,000 to BT Alex. Brown Incorporated for services as placement agent in connection with such financing.

(2) In September 1997, the Company entered into a letter of intent with Searle regarding a proposed collaboration. In connection therewith, the Company issued 2,222,222 shares of common stock to Searle at a purchase price of $2.25 per share for an aggregate of $5,000,000. The Company paid $300,000 to BT Alex. Brown Incorporated for services related to such proposed collaboration and the associated formation and funding of Epimmune.

The sales and issuances of securities in the transactions described in paragraphs (1) and (2) above were deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) and/or Regulation D promulgated thereunder.

The recipients represented their intention to acquire the securities for investment purposes only and not with a view to the distribution thereof. Appropriate legends are affixed to the stock certificates issued in such transactions. All recipients either received adequate information about the Company or had access, through employment or other relationships.

ITEM 6. SELECTED FINANCIAL DATA

STATEMENT OF OPERATIONS DATA:
YEARS ENDED DECEMBER 31               1997         1996         1995         1994         1993
--------------------------------    --------     --------     --------     --------     --------
(IN MILLIONS EXCEPT FOR NET LOSS
PER SHARE)
Operating revenues                  $    5.1     $   10.9     $   16.8     $    6.3     $    3.5

Net loss                               (14.4)       (12.5)        (8.0)       (17.0)       (22.4)

Net loss per share                     (0.56)       (0.50)       (0.36)       (0.98)       (1.41)

BALANCE SHEET DATA:
AS OF DECEMBER 31

Working capital                         17.8         21.6         34.6         32.2         32.7

Total assets                            28.1         34.3         48.1         45.0         44.6

Long-term obligations under
capital leases, equipment notes
payable and line of credit               0.7          1.1          1.8          1.2          1.9

Stockholders' equity                $   24.4     $   27.5     $   38.5     $   35.5     $   35.2

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those discussed in any documents incorporated herein by reference.

Since its inception in July 1987, the Company has devoted substantially all of its resources to the discovery and development of its potential therapeutic products. To date, the Company has not received any revenues from the sale of products. The Company has funded its research and development primarily from equity-derived working capital and through strategic alliances with other companies. The Company has been unprofitable since its inception and expects to incur substantial operating losses for the next several years. As of December 31, 1997, the Company's accumulated deficit was approximately $107.2 million.

Results of Operations

The Company had total revenues of $5.1 million for the year ended December 31, 1997, compared to $10.9 million in 1996 and $16.8 million in 1995. Total revenues decreased $5.8 million or 53% in 1997 from 1996 and decreased $5.9 million or 35% in 1996 from 1995, primarily attributable to a decline in research and development revenues.

Revenues in each year consisted mainly of research and development revenues, which were $3.4 million in 1997, $8.6 million in 1996 and $15.3 million in 1995. Research and development revenues for 1997 consisted of funding received under the Company's collaborative research agreements with Abbott and Nextran, as well as a new collaboration with Searle. Research grant revenues were $1.6 million in 1997, $2.3 million in 1996 and $1.5 million in 1995.

The Company had total operating expenses for the year ended December 31, 1997 of $20.3 million, compared to $24.8 million in 1996, and $20.7 million, excluding non-recurring, non-cash charges of $5.9 million, in 1995. Operating expenses decreased $4.5 million or 18% in 1997 from 1996 and increased $4.1 million or 20% in 1996 from 1995. The non-recurring, non-cash charges totaling $5.9 million in 1995 were for acquired in-process research and development relating to the acquisition of Receptor Laboratories, Inc. ("RLI") in July 1995, and the acquisition of Scripps' minority interest in Sequel Therapeutics, Inc. in October 1995. Both acquisitions were completed in exchange for Cytel stock. RLI was sold in January 1997.

Research and development expenses decreased $ 4.4 million or 21% to $16.5 million in 1997 from $20.9 million in 1996 and increased $4.4 million or 27% to $20.9 million in 1996 from $16.5 million in 1995. The decrease in 1997 from 1996 was due to a continued Company-wide effort to control costs and a reduction in the number of clinical trials the Company was conducting. The increase in 1996 from 1995 reflects the increased costs associated with the Company's clinical trials.

General and administrative expenses decreased to $3.7 million in 1997 from $3.9 million in 1996 and $4.2 million in 1995. These decreases were primarily due to the Company's cost reduction efforts during these periods.

Net interest income was $0.8 million in 1997 compared to $1.4 million in 1996 and $1.9 million in 1995. The decreases in 1997 compared to 1996 and 1996 compared to 1995 were primarily attributable to lower average cash balances.

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

Liquidity and Capital Resources

The Company has financed operations since inception primarily through private placements of its equity securities, two public common stock offerings, revenues under collaborative research and development agreements, grant revenues and interest income. In September 1997, Searle, one of the Company's research and development collaborators, made an equity investment in the Company and the Company's new subsidiary, Epimmune, totaling $5.0 million. Also in December 1997, the Company completed a private placement in which it received net proceeds of $8.4 million. Through December 1997, the Company has raised approximately $131.6 million from the sale of equity securities. The Company has financed its laboratory equipment and research and office facilities primarily through capital and operating lease arrangements.

The Company had net working capital of $17.8 million as of December 31, 1997 compared to $21.6 million as of December 31, 1996. As of December 31, 1997, the Company's cash, cash equivalents, restricted cash and short-term investments decreased to $18.8 million from $25.3 million at December 31, 1996. The decrease was due to an increase in cash used in operations that resulted from reduced research and development revenues from collaborators relative to expenditures for the development of the Company's priority drug candidates and the Company's research programs offset by the net proceeds from the sale of common stock.

Capital expenditures, primarily for laboratory equipment, totaled $0.6 million compared to $2.1 million in 1996. The decrease was due primarily to the lower laboratory equipment expenditures required in 1997 as compared to 1996.

The Company's cash, cash equivalents and short-term investments are expected to decline primarily due to the continued clinical development of its therapeutic product candidates and the conduct of its research programs. While the Company's investments may periodically reflect unrealized losses, management attempts to schedule the maturities of the Company's investments to coincide with the Company's expected cash requirements.

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

If additional financing is not available, Cytel anticipates its existing available cash, cash equivalents and short-term investments, investment income and research and development funding from collaborative agreements and research grants will be adequate to satisfy its capital requirements and fund operating losses through late 1998. The estimate for the period for which the company expects its available cash balances, investment income and estimated cash flow from collaborative agreements and research grants to be sufficient to meet its capital requirements is a forward-looking statement that involves risks and uncertainties as set forth herein and elsewhere in this Report on Form 10-K. The Company's future capital requirements depend on many factors, including continued scientific progress in its drug discovery programs, the magnitude of these programs, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, changes in the existing collaborative research relationships, the ability of the Company to establish and maintain development arrangements, the cost of manufacturing scale-up and effective commercialization activities and arrangements.

The Company has determined that it will need to update some of its off-the-shelf financial applications software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company currently expects the project to be substantially complete in early 1999. The cost is expected to be minimal and absorbed through normal operating costs of software maintenance contracts currently in place for these third party software products. The project is not expected to have a significant effect on operations.

As is typical in the biotechnology industry, the commercial success of the Company will depend in part on the Company neither infringing patents issued to competitors nor breaching the technology licenses upon which the Company's products might be based. The Company's business is also subject to other significant risks, including the uncertainties associated with the lengthy regulatory approval process and with potential competition from other products. Even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials, failure to receive necessary regulatory approvals, be difficult to manufacture on a large scale, or be uneconomical to market.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

The Report of Ernst & Young LLP, Independent Auditors, the Consolidated Financial Statements and Notes to Consolidated Financial Statements are included in the report on pages F-1 through F-20.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning the directors of the Company is incorporated by reference to the section entitled "Election of Directors" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Company's 1998 Annual Meeting of Stockholders to be held on June 12, 1998 (the "Proxy Statement"). Information concerning the current executive officers of the Company is contained in Item 1 of Part I of this Annual Report on Form 10-K. The information required by this item is incorporated by reference to the information set forth in the section entitled "Compliance with the Reporting Requirements of Section 16(a) of the Securities Exchange Act of 1934" contained in the Proxy statement.


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

(a)(1)  Index to Financial Statements

The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this Report.

                                                                                          Page
                                                                                          ----

Report of Ernst & Young LLP, Independent Auditors......................................   F-1

Consolidated Balance Sheets as of December 31, 1997 and 1996 ..........................   F-2

Consolidated Statements of Operations for each of the three years in the period
ended December 31, 1997 ...............................................................   F-3

Consolidated Statement of Stockholders' Equity for each of the three years in
the period ended December 31, 1997 ....................................................   F-4

Consolidated Statements of Cash Flows for each of the three years in the period
ended December 31, 1997 ...............................................................   F-5

Notes to Consolidated Financial Statements ............................................   F-6 - F-20

(2)      Index to Financial Statement Schedules

The consolidated financial statement schedules required by this item are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

(3)      Listing of Exhibits



Exhibit
Number                      Document Description

3.1        Amended and Restated Certificate of Incorporation. *

3.2        Bylaws of the Registrant. *

3.3        Preferred Share Purchase Rights Plan. **

Exhibit
Number                      Document Description



3.4 Form of Certificate of Amendment to the Company's Amended and Restated Certificate of Incorporation.#

3.5        Certificate of Designation of the Series B Convertible Preferred
           Stock.

4.1        Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.

4.2        Specimen certificate of the Common stock. *

10.1 Form of Indemnification Agreement entered into between the Registrant and its directors and officers. *

10.3 Letter Agreement, between the Registrant and James C. Paulson, dated March 2, 1990. *

10.5 Registrant's 1989 Stock Plan, as amended September 20, 1996 (the "1989 Plan"). /*/*

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

10.25 Research and Option Agreement, between the Registrant and Scripps, dated October 1, 1991 (with certain confidential portions deleted). *(1)

10.28 Technology Development Agreement, between the Registrant and Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo") dated as of October 30, 1991 (with certain confidential portions deleted). *(1)

10.29 Letter Agreement, between the Registrant and Sumitomo, dated as of October 30, 1992. *

10.35 Amendment to License Agreement between the Registrant and Scripps dated as of June 17, 1992 (with certain confidential portions deleted). ***(2)

10.37 Registrant's Non-Employee Directors' Stock Option Plan, as amended March 21, 1997. /*/*

10.38 Investment Agreement, between the Registrant and Sumitomo, dated as of December 22, 1993./*

Exhibit
Number                      Document Description


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

10.50 Letter Agreement, between the Registrant and Robert L. Roe, M.D., F.A.C.P., dated January 18, 1996. +++

10.51 Directors' Deferred Compensation Plan, effective as of March 17, 1995, as amended September 20, 1996. /*/*

10.52 Letter of Intent between the Registrant and G.D. Searle & Co., dated September 5, 1997 (with certain confidential portions deleted). /*/*/*(3)

10.53 Stock Purchase Agreement between Registrant and G.D. Searle & Co., dated September 18, 1997. /*/*/*

10.54 Employment agreement between Registrant, Epimmune Inc. and Deborah A. Schueren dated October 1, 1997.

21.1       Subsidiaries of the Registrant.

23.1       Consent of Ernst & Young LLP, Independent Auditors.

25.1 Power of Attorney. Reference is made to the signature page of this report on Form 10-K.

27.1       Financial Data Schedule

(a)(4)     Executive Compensation Plans and Arrangements

10.1 Form of Indemnification Agreement entered into between the Registrant and its directors and officers. *

10.3 Letter Agreement, between the Registrant and James C. Paulson, dated March 2, 1990. *

10.5 Registrant's 1989 Stock Plan, as amended September 20, 1996 (the "1989 Plan"). /*/*

10.6       Forms of Incentive Stock Option Agreement under the 1989 Plan. *

10.7       Form of Nonstatutory Stock Option Agreement under the 1989 Plan. *

10.8       Employee Stock Purchase Plan, as amended.#

10.37 Registrant's Non-Employee Directors' Stock Option Plan, as amended March 21, 1997. /*/*

10.49 Letter Agreement, between the Registrant and Virgil D. Thompson, dated December 19, 1995. +++

10.50 Letter Agreement, between the Registrant and Robert L. Roe, M.D., F.A.C.P., dated January 18, 1996. +++

10.51 Directors' Deferred Compensation Plan, effective as of March 17, 1995, as amended September 20, 1996. /*/*

10.54 Employment agreement between Registrant, Epimmune Inc. and Deborah A. Schueren dated October 1, 1997.

Exhibit
Number                      Document Description


* Incorporated by reference to the Company's Form S-1 Registration Statement and Amendments thereto (File No. 33-43356)

**         Incorporated by reference to the Company's Form 8-K, dated March 19,
           1993.

*** Incorporated by reference to the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 1992, filed on March 26, 1993.

/* Incorporated by reference to the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 1993, filed on March 29, 1994.

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

+++ Incorporated by reference to the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, filed on March 22, 1996.

/*/* Incorporated by reference to the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 1996, filed on March 31, 1997.

/*/*/* Incorporated by reference to the Company's Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 1997, filed on November 14, 1997.

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

(3) Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Exchange Act of 1934 and Rule 24b-2 Thereunder Respecting Confidential Treatment dated December 17, 1997.

           ------------------

(b)        Report on Form 8-K

           On December 8, 1997, the Company filed a current report on Form 8-K that disclosed information regarding a private placement of the Company's common stock to a limited number of institutional and other accredited investors. See Item 5, Market for Registrant's Common Equity and Related Stockholder Matters.

(c)        Exhibits

           The response to this portion of Item 14 is submitted as a separate section of this report.

(d)        Financial Statement Schedules

           The consolidated financial statement schedules required by this Item are listed under Item 14(a)(2).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 1998.

                                    CYTEL CORPORATION



                                    By   /s/ Virgil Thompson
                                         Virgil Thompson
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Virgil Thompson and Edward C. Hall, and each of them, his attorney-in-fact, with the full power of substitution, for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ David L. Anderson                     March 31, 1998      /s/ Robert L. Roe                                  March 31, 1998
----------------------------------------                      --------------------------------------------
David L. Anderson                                             Robert L. Roe, M.D., F.A.C.P.
Director                                                      Executive Vice President, Chief Operating Officer
                                                              and Director


/s/ William T. Comer                      March 31, 1998      /s/ David Mahoney                                  March 31, 1998
----------------------------------------                      --------------------------------------------
William T. Comer, Ph.D.                                       David Mahoney
Director                                                      Director


/s/ Edward C. Hall                        March 31, 1998      /s/ Virgil Thompson                                March 31, 1998
----------------------------------------                      --------------------------------------------
Edward C. Hall                                                Virgil Thompson
Vice President-Finance, Chief Financial Officer               President, Chief Executive Officer and Director
(Principal Financial and Accounting Officer)

/s/ Howard E. Greene, Jr.                 March 31, 1998        /s/ Nicole Vitullo                               March 31, 1998
----------------------------------------                      --------------------------------------------
Howard E. Greene, Jr.                                         Nicole Vitullo
Chairman of the Board                                         Director
and Director

/s/ Nancy D. Rasmussen                    March 31, 1998      /s/ James C. Paulson                               March 31, 1998
----------------------------------------                     ---------------------------------------------
Nancy D. Rasmussen                                            James C. Paulson, Ph.D
Director                                                      Vice President, Chief Scientific Officer,
                                                              General Manager/Glytec and Director

              Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Cytel Corporation

We have audited the accompanying consolidated balance sheets of Cytel Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cytel Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                          ERNST & YOUNG LLP


San Diego, California
February 5, 1998,
except for Note 10, as
to which the date is
February 27, 1998

                                Cytel Corporation

                           Consolidated Balance Sheets

                                                                  DECEMBER 31
                                                             1997              1996
                                                      ----------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                           $   6,187,000        $   3,231,000
  Short-term investments                                 11,616,000           20,645,000
  Current portion of restricted cash                        375,000              375,000
  Prepaids and other current assets                       1,312,000            1,422,000
                                                      ----------------------------------
Total current assets                                     19,490,000           25,673,000

Restricted cash                                             656,000            1,031,000
Property and equipment, net                               1,704,000            2,935,000
Deposits and other assets                                 6,297,000            4,651,000
                                                      ----------------------------------
                                                      $  28,147,000        $  34,290,000
                                                      ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities            $     755,000        $   1,991,000
  Deferred contract revenues                                 78,000              732,000
  Accrued payroll and related expenses                      463,000              650,000
  Line of credit                                            375,000              375,000
  Current portion of obligations under
   capital leases and equipment notes payable                40,000              341,000
                                                      ----------------------------------
Total current liabilities                                 1,711,000            4,089,000

Deferred rent                                             1,388,000            1,640,000
Obligations under capital leases and
  equipment notes payable                                      --                 40,000
Line of credit                                              656,000            1,031,000

Commitments

Stockholders' equity:
  Preferred stock, $.01 par value,
   10,000,000 shares authorized,
   none issued or outstanding                                  --                   --
  Common stock, $.01 par value, 50,000,000
   shares authorized, 32,222,497 shares
   and 25,091,309 shares issued and outstanding
   at December 31, 1997 and 1996, respectively              322,000              251,000
  Additional paid-in capital                            131,288,000          120,095,000
  Accumulated deficit                                  (107,188,000)         (92,792,000)
  Unrealized (losses) on available-for-sale
   securities                                               (30,000)             (64,000)
                                                      ----------------------------------
Total stockholders' equity                               24,392,000           27,490,000
                                                      ----------------------------------
                                                      $  28,147,000        $  34,290,000
                                                      ==================================

See accompanying notes.

                                Cytel Corporation

                      Consolidated Statements of Operations


                                                   YEARS ENDED DECEMBER 31
                                           1997               1996              1995
                                     ----------------------------------------------------
REVENUES
  Research and development           $  3,428,000        $  8,641,000        $ 15,287,000
  Research grants and other income      1,623,000           2,251,000           1,484,000
                                     ----------------------------------------------------
                                        5,051,000          10,892,000          16,771,000
OPERATING EXPENSES
  Research and development             16,537,000          20,861,000          16,507,000
  General and administrative            3,735,000           3,919,000           4,204,000
  Acquired in-process research
   and development                           --                  --             5,934,000
                                     ----------------------------------------------------
                                       20,272,000          24,780,000          26,645,000
Interest income, net                      825,000           1,437,000           1,881,000
                                     ----------------------------------------------------
Net loss                             $(14,396,000)       $(12,451,000)       $ (7,993,000)
                                     ====================================================
Net loss per share-basic and
  diluted                            $       (.56)       $       (.50)       $       (.36)
                                     ====================================================
Shares used in computing net
  loss per share-basic and
  diluted                              25,677,546          24,865,807          22,469,949
                                     ====================================================

See accompanying notes.

                                Cytel Corporation

                 Consolidated Statement of Stockholders' Equity

        For each of the three years in the period ended December 31, 1997


                                                                                                         Unrealized
                                                                                                        gains (losses)
                                       Common stock         Additional                                  on available-     Total
                                 ------------------------     paid-in       Accumulated      Deferred     for-sale     stockholders'
                                     Shares      Amount       capital         deficit      compensation  securities       equity
                                 ---------------------------------------------------------------------------------------------------
Balance at December 31, 1994      21,451,827   $ 215,000   $ 109,068,000   $ (72,348,000)   $ (896,000)   $(563,000)   $ 35,476,000
  Issuance of common stock for
   acquisitions                    2,097,102      21,000       7,423,000            --            --           --         7,444,000
  Issuance of common stock         1,007,470      10,000       2,690,000            --            --           --         2,700,000
  Amortization of deferred              --          --          (432,000)           --         735,000         --           303,000
   compensation, net
  Unrealized gains on                   --          --              --              --            --        594,000         594,000
   available-for-sale securities
  Net loss                              --          --              --        (7,993,000)         --           --        (7,993,000)

                                  --------------------------------------------------------------------------------------------------
Balance at December 31, 1995      24,556,399     246,000     118,749,000     (80,341,000)     (161,000)      31,000      38,524,000
  Issuance of common stock           534,910       5,000       1,363,000            --            --           --         1,368,000
  Amortization of deferred              --          --           (17,000)           --         161,000         --           144,000
   compensation, net
  Unrealized losses on
   available-for-sale securities        --          --              --              --            --        (95,000)        (95,000)
  Net loss                              --          --              --       (12,451,000)         --           --       (12,451,000)

                                  --------------------------------------------------------------------------------------------------

Balance at December 31, 1996      25,091,309     251,000     120,095,000     (92,792,000)         --        (64,000)     27,490,000
  Issuance of common stock         7,131,188      71,000      11,193,000            --            --           --        11,264,000
  Unrealized gains on
   available-for-sale
   securities                           --          --              --              --            --         34,000          34,000
  Net loss                              --          --              --       (14,396,000)         --           --       (14,396,000)

                                  --------------------------------------------------------------------------------------------------
Balance at December 31, 1997      32,222,497   $ 322,000   $ 131,288,000   $(107,188,000)   $     --       $(30,000)   $ 24,392,000
                                  ==================================================================================================

See accompanying notes.

                                Cytel Corporation

                      Consolidated Statements of Cash Flows


                                                                YEARS ENDED DECEMBER 31
                                                        1997           1996              1995
                                                -------------------------------------------------
OPERATING ACTIVITIES
Net loss                                        $ (14,396,000)   $ (12,451,000)    $  (7,993,000)
Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                      841,000        1,620,000         1,409,000
   Acquired in-process research and
     development                                         --               --           5,934,000
   Deferred rent                                     (252,000)        (192,000)         (143,000)
   Amortization of deferred compensation                 --            144,000           303,000
   Deferred revenue                                  (654,000)      (2,025,000)         (243,000)
   Gain on sale of equipment                          (55,000)            --                --
   Changes in operating assets and
     liabilities:
     Receivable under collaborative agreement            --          2,000,000        (2,000,000)
     Other current assets                             110,000          135,000          (735,000)
     Accounts payable and accrued liabilities      (1,236,000)         371,000          (128,000)
     Accrued payroll and related expense             (187,000)          (7,000)          (59,000)
                                                -------------------------------------------------
Net cash used in operating activities             (15,829,000)     (10,405,000)       (3,655,000)

INVESTING ACTIVITIES
Purchases of available-for-sale securities        (33,612,000)    (110,774,000)     (255,532,000)
Maturities of available-for-sale securities        21,875,000       64,787,000       147,434,000
Sales of available-for-sale securities             20,800,000       53,143,000       107,052,000
Proceeds from the sale of equipment                    55,000             --                --
Proceeds from the sale of assets of
  subsidiary                                          211,000             --                --
Property and equipment                               (644,000)      (2,067,000)         (397,000)
Assets transferred to subsidiary at net book
  value                                                84,000             --                --
Deposits and other assets                            (907,000)      (1,023,000)         (695,000)
                                                -------------------------------------------------
Net cash provided by (used in) investing
  activities                                        7,862,000        4,066,000        (2,138,000)

FINANCING ACTIVITIES
Principal payments under capital lease
  obligations and equipment notes payable            (341,000)        (841,000)         (814,000)
Principal payments under line of credit
  obligations                                        (375,000)         (94,000)             --
Proceeds from line of credit                             --               --           1,500,000
Restricted cash for line of credit
  collateral                                          375,000           94,000        (1,500,000)
Net proceeds from issuance of common stock         11,264,000        1,368,000         4,210,000
                                                -------------------------------------------------
Net cash provided by financing activities          10,923,000          527,000         3,396,000
                                                -------------------------------------------------

Increase (decrease) in cash and cash
  equivalents                                       2,956,000       (5,812,000)       (2,397,000)
Cash and cash equivalents at beginning of
  year                                              3,231,000        9,043,000        11,440,000
                                                -------------------------------------------------

Cash and cash equivalents at end of year        $   6,187,000    $   3,231,000     $   9,043,000
                                                ================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
Interest paid                                   $     119,000    $     199,000     $     185,000
                                                ================================================
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES
Unrealized gains (losses) on
  available-for-sale securities                 $      34,000    $     (95,000)    $     594,000
                                                ================================================
Promissory note and stock received for sale
  of assets of subsidiary                       $     800,000    $        --       $        --
                                               =================================================

See accompanying notes

                               Cytel Corporation

                   Notes to Consolidated Financial Statements

                               December 31, 1997



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

Cytel Corporation (the Company) was incorporated in Delaware on July 10, 1987. The Company was established to design and develop a new class of drugs for the more effective treatment of acute and chronic inflammatory diseases, infectious diseases and cancer.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, Cytel Acquisition Subsidiary, Inc. from its inception in October 1991 through its dissolution in June 1996, Sequel Therapeutics, Inc. from June 1992 through October 1995 (Note 3), Receptor Laboratories, Inc. from its purchase in July 1995 to its sale in January 1997 (Note 3) and Epimmune Inc. (Epimmune) from its funding in October 1997. All significant intercompany accounts and transactions have been eliminated.

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

SHORT-TERM INVESTMENTS

The Company has classified its investments as available-for-sale and accordingly carries them at fair value. Unrealized holding gains or losses on these securities are carried as a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are also included in interest income. The cost of securities sold is based on the specific identification method.

                               Cytel Corporation

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INTANGIBLE ASSETS

Patent costs will be amortized over the estimated useful lives of the patents when issued. Organization costs for the formation of Epimmune will be amortized over a five-year period.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. There have not been any impairments of long-lived assets to date.

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

                               Cytel Corporation

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT REVENUES AND EXPENSES

Research and development revenues are recorded as earned based on the performance requirements of the contracts. Research and development costs are expensed as incurred. Expenses under research and development contracts were $3,500,000, $13,100,000 and $11,700,000 for 1997, 1996 and 1995, respectively.

RESEARCH GRANTS

Research grants represent research and development revenues primarily from National Institutes of Health grants.

NET LOSS PER SHARE

In 1997, the Company adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported primary earnings per share. Since such securities are antidilutive there is no difference between basic and diluted earnings (loss) per share for any of the periods presented and none of the prior periods were required to be restated.

NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Segment Information." Both of these standards are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company believes that comprehensive income or loss will not be materially different than net income or loss. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined by SFAS No. 131, are components of an enterprise for which financial information is available and evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that it is used internally for evaluating the segment performance. The Company believes it operates in one business and operating segment

                               Cytel Corporation

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


and that adoption of SFAS No. 131 will not have a material impact on the Company's financial statements.

2. SHORT-TERM INVESTMENTS

The following tables summarize available-for-sale securities:

                                          AVAILABLE-FOR-SALE SECURITIES
                             -----------------------------------------------------------
                                                GROSS           GROSS
                                              UNREALIZED      UNREALIZED     ESTIMATED
                                 COST           GAINS           LOSSES       FAIR VALUE
                             -----------------------------------------------------------
DECEMBER 31, 1997
U.S. Government Securities   $  2,523,000   $      1,000    $     (5,000)   $  2,519,000
Corporate Obligations           9,123,000          3,000         (29,000)      9,097,000
                             -----------------------------------------------------------
                             $ 11,646,000   $      4,000    $    (34,000)   $ 11,616,000
                             ===========================================================

                                          AVAILABLE-FOR-SALE SECURITIES
                             -----------------------------------------------------------
                                                GROSS           GROSS
                                              UNREALIZED      UNREALIZED     ESTIMATED
                                 COST           GAINS           LOSSES       FAIR VALUE
                             -----------------------------------------------------------
DECEMBER 31, 1996
U.S. Government Securities   $ 13,419,000   $      5,000    $    (62,000)   $ 13,362,000
Corporate Obligations           7,290,000          9,000         (16,000)      7,283,000
                             ============================================================
                             $ 20,709,000   $     14,000    $    (78,000)   $ 20,645,000
                             ============================================================

The above tables exclude an aggregate of $5,477,000 and $1,985,000 in U.S. government securities and corporate obligations which are classified as cash equivalents in the accompanying balance sheets at December 31, 1997 and 1996, respectively.

The gross realized gains on sales of available-for-sale securities totaled $2,000 and $38,000, respectively, and the gross realized losses totaled $58,000 and $78,000, respectively, for 1997 and 1996.

The amortized cost and estimated fair value of debt securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                               Cytel Corporation

2. SHORT-TERM INVESTMENTS (CONTINUED)

                                                             ESTIMATED
                                                    COST     FAIR VALUE
                                                -------------------------
Due in one year or less                          $10,127,000   $10,096,000
Due in one to three years                          1,519,000     1,520,000
                                                --------------------------
                                                 $11,646,000   $11,616,000
                                                ==========================

3. ACQUISITIONS

SEQUEL THERAPEUTICS, INC.

In June 1992, the Company and The Scripps Research Institute (Scripps) formed Sequel Therapeutics, Inc. (Sequel) to develop immunotherapeutics for the treatment of chronic infectious diseases and cancer. The Company and Scripps each transferred certain technologies to Sequel in exchange for initial percentage ownership interests in Sequel of 53% and 47%, respectively.

In connection with the formation of Sequel, the Company entered into a Research and Administrative Services Agreement with Sequel and a Collaborative Research and License Agreement with Scripps and Sequel. In April 1992, the Company and Scripps received additional shares of Sequel stock in exchange for costs incurred by each shareholder under these agreements. The Company has expensed all of the research and development funding provided to Sequel under these agreements.

In October 1995, the Company acquired Scripps' minority interest in Sequel in exchange for 1,300,000 shares of Cytel common stock valued at $4.1 million. These shares were subject to certain resale restrictions. At December 31, 1997 Scripps had disposed of all shares. The total purchase price was expensed to acquired in-process research and development.

RECEPTOR LABORATORIES, INC.

In July 1995, the Company acquired Receptor Laboratories, Inc. (RLI), a private company conducting research in Charlottesville, Virginia, which was accounted for as a purchase. The Company acquired RLI for $1.8 million in Cytel common stock, which was expensed to acquired in-process research and development. Additionally, certain former RLI shareholders and other parties invested $1.5 million in the Company to provide initial funding for the Charlottesville operation. In January 1997, the Company sold certain assets of RLI for aggregate consideration valued at approximately $950,000. In conjunction with the sale, the Company maintained certain nonexclusive rights to technology licensed from the University of Virginia, which license has been assigned to Epimmune.

                               Cytel Corporation

4. BALANCE SHEET INFORMATION

Other current assets consist of the following:

                                                         DECEMBER 31
                                                      1997          1996
                                                 ----------------------------
Investment income and grant revenue receivable    $   852,000     $ 1,150,000
Prepaid expenses                                      360,000         266,000
Note receivable - current portion                     100,000           6,000
                                                 ----------------------------
                                                  $ 1,312,000     $ 1,422,000
                                                 ============================

Property and equipment consist of the following:

                                                         DECEMBER 31
                                                      1997          1996
                                                 ----------------------------
Furniture and equipment                           $ 6,362,000     $ 8,040,000
Leasehold improvements                              1,597,000       1,977,000
Construction in progress                              138,000            --
                                                 ----------------------------
                                                    8,097,000      10,017,000
Less accumulated depreciation and amortization     (6,393,000)     (7,082,000)
                                                 ----------------------------
                                                  $ 1,704,000     $ 2,935,000
                                                 ============================

Deposits and other assets consist of the following:

                                                         DECEMBER 31
                                                      1997          1996
                                                 ----------------------------
Patents                                           $ 5,235,000     $ 4,357,000
Note receivable - long-term portion                   750,000            --
Deposits                                              312,000         294,000
                                                 ----------------------------
                                                  $ 6,297,000     $ 4,651,000
                                                 ============================

                               Cytel Corporation

5. STOCKHOLDERS' EQUITY

EMPLOYEE STOCK PURCHASE PLAN

In October 1991, the Company adopted an Employee Stock Purchase Plan (the Stock
Plan) whereby employees, at their option, can purchase shares of Company common stock through payroll deductions at the lower of 85% of the fair market value on the plan offering date or 85% of the fair market value of the common stock at the purchase date. The aggregate number of shares that may be issued under the Stock Plan is set at 500,000. As of December 31, 1997, 452,334 shares of common stock have been purchased under the Plan.

STOCK PLANS

In November 1989, the Company adopted a Stock Plan (the Plan), under which options may be granted to employees, directors, consultants or advisors of the Company. The Plan provides for the grant of both incentive stock options and nonstatutory stock options. The exercise price of an incentive stock option is not less than the fair market value of the common stock on the date of grant. The exercise price of nonstatutory options is not less than 85% of the fair market value of the common stock on the date of grant. No options granted under the Plan have a term in excess of ten years from the date of grant. Shares and options issued under the Plan vest over varying periods of one to five years. For certain options granted prior to the Company's initial public offering, the Company recognized deferred compensation expense for the excess of the deemed value for accounting purposes of the common stock issuable upon exercise of such options over the aggregate exercise price of such options. This deferred compensation expense was amortized ratably over the vesting period of each option.

In June 1994, the Company adopted the 1994 Non-Employee Directors' Stock Option Plan (the Directors' Plan). On January 1 of each year beginning January 1, 1995, each Non-Employee Director who has been a Non-Employee Director for at least three months shall be granted an option to purchase 5,000 shares of common stock of the Company. In addition, each person who becomes a Non-Employee Director of the Company after the adoption of the Directors' plan shall be granted an option to purchase 25,000 shares of common stock of the Company. The exercise price of options issued under the Directors' Plan shall be equal to 100% of the fair market value of the common stock on the date of grant. Options issued under the Directors' Plan vest over four and five years. No options issued under the Directors' Plan have a term in excess of ten years from the date of grant.

An aggregate of 6,400,000 shares of common stock have been reserved for issuance under both plans.

                               Cytel Corporation

The following table summarizes stock option activity for the three years ended December 31, 1997:

                                                             WEIGHTED
                                                  SHARES   AVERAGE PRICE
                                               --------------------------
 Balance at December 31, 1994                    3,364,718     $3.82
   Granted                                         945,468      4.83
   Exercised                                      (593,024)     2.02
   Cancelled                                      (796,140)     3.70
                                               -----------
 Balance at December 31, 1995                    2,921,022      3.80
   Granted                                       1,647,649      5.74
   Exercised                                      (280,899)     2.21
   Cancelled                                      (166,308)     4.21
                                               -----------
 Balance at December 31, 1996                    4,121,464      4.65
   Granted                                         936,518      2.85
   Exercised                                       (13,516)      .30
   Cancelled                                    (1,260,311)     3.97
                                               -----------
 Balance at December 31, 1997                    3,784,155     $4.42
                                               ===========

As of December 31, 1997, 1,014,991 shares are reserved for future issuance under these option plans.

Following is a summary of the options outstanding as of December 31, 1997:


                                                                    WEIGHTED
                               WEIGHTED                              AVERAGE
                                AVERAGE    WEIGHTED                  EXERCISE
   RANGE OF                    REMAINING    AVERAGE                  PRICE OF
EXERCISE PRICES    OPTIONS      LIFE IN    EXERCISE     OPTIONS      OPTIONS
                 OUTSTANDING     YEARS       PRICE    EXERCISABLE  EXERCISABLE
-------------------------------------------------------------------------------
$.20   - $2.563     533,626       8.59       $1.67     120,517        $ .96
$2.688 - $4.00    1,346,676       7.27        3.44     557,820         3.11
$4.375 - $6.125   1,454,577       6.93        5.39     946,440         5.25
$6.50  - $12.00     449,276       7.95        7.52     222,636         7.55
                -------------                       -------------
                  3,784,155       7.41       $4.42   1,847,413        $4.60
                =============                       =============

                               Cytel Corporation

5. STOCKHOLDERS' EQUITY (CONTINUED)

Adjusted pro forma information regarding net income or loss is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the "Black-Scholes" method for option pricing with the following weighted average assumptions for 1997, 1996 and 1995: risk-free interest rates of 6%; dividend yield of 0; and a weighted average expected life for all options of six years. The volatility factor assumptions of the expected market price of the Company's common stock were 105%, 94% and 94% for 1997, 1996 and 1995, respectively.

For purposes of adjusted pro forma disclosures, the estimated fair value of the option is amortized to expense over the option's vesting period. The Company's adjusted pro forma information is as follows:

                                   1997            1996           1995
                             -----------------------------------------------
Pro forma net loss             $(17,273,000)    $(14,316,000)  $(8,349,000)
Pro forma net loss per share   $       (.67)    $       (.58)         (.37)

The weighted average fair value of options granted during 1997, 1996 and 1995 was $2.07, $4.54 and $3.84, respectively.

STOCKHOLDER RIGHTS PLAN

In March 1993, the Company adopted a Stockholder Rights Plan. The Plan provides for the distribution of a preferred stock purchase right (Rights) as a dividend for each share of the Company's common stock held as of the record date at the close of business on April 8, 1993. Under certain conditions involving an acquisition by any person or group of 15% or more of the common stock, the Rights permit the holders (other than the 15% holder) to purchase one one-hundredth of a share of Series A Preferred Stock at a price of $80 per one one-hundredth of a preferred share per Right. Each one one-hundredth of a share of preferred stock has rights, privileges and preferences which make its value approximately equal to the value of a common share. In addition, in the event of certain business combinations, the Rights permit the purchase of the common stock of an acquirer at a 50% discount. Under certain conditions, the Rights may be redeemed by the Board of Directors at a price of $.01 per Right. The Rights have no voting privileges and are attached to and automatically trade with the Company's common stock. The Rights will expire on March 19, 2003.

                               Cytel Corporation

6.  NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                         YEARS ENDED DECEMBER 31
                                      1997          1996           1995
                                -------------------------------------------
Numerator:
Net loss/numerator              $(14,396,000)   $(12,451,000)   $(7,993,000)
                                -------------------------------------------
Numerator for basic and diluted
  net loss per share            $(14,396,000)   $(12,451,000)   $(7,993,000)

Denominator:
Denominator for basic and
diluted net loss per share
- weighted average shares         25,677,546      24,865,807     22,469,949
                                ===========================================

Basic and diluted net loss
 per share                      $       (.56)    $      (.50)   $      (.36)
                                ===========================================


All potential common shares have been excluded from the diluted net loss per share calculations as they are antidilutive.

7. COMMITMENTS

The Company has financed its office and research facilities and certain equipment under operating and capital leases and equipment notes payable. Provisions of the facilities leases provide for abatement of rent during certain periods and escalating rent payments during the lease terms.

The minimum annual rents are subject to increases based on changes in the Consumer Price Index, taxes, insurance and operating costs. Included in other current assets and deposits and other assets is $303,000 and $294,000 deposited under these agreements at December 31, 1997 and 1996, respectively.

In connection with the RLI acquisition (Note 3), the Company entered into a $1.5 million line of credit for funding to construct and equip the Charlottesville facility. The unpaid principal is payable in 16 successive equal quarterly installments with final payment due in 2000. Annual interest of 7.5% is payable monthly. Restricted cash consists of a time deposit maintained as collateral for the line of credit.

                               Cytel Corporation

7. COMMITMENTS (CONTINUED)


Annual future minimum lease, note and line of credit payments as of December 31, 1997 are as follows:

                                                  OBLIGATIONS
                                                 UNDER CAPITAL
                                                  LEASES AND
                                      OPERATING    EQUIPMENT     LINE OF
YEAR                                    LEASES   NOTES PAYABLE    CREDIT
----                                 ---------------------------------------

1998                                  $2,315,000     $40,000   $   375,000
1999                                   2,218,000           -       375,000
2000                                   2,274,000           -       281,000
2001                                   1,175,000
2002                                     269,000           -             -
                                     ---------------------------------------
Total minimum lease, note and line
  of credit payments                 $8,251,000       40,000     1,031,000
                                     ==========
Less amount representing interest                          -             -
                                                 ---------------------------
Present value of remaining minimum
  capital lease, equipment note and
  line of credit payments                             40,000     1,031,000
Less amounts due in one year                         (40,000)     (375,000)
                                                 ===========================
Long-term portion of obligations
  under capital leases, equipment
  notes payable and line of credit               $   -            $656,000
                                                 ===========================

Rent expense for 1997, 1996 and 1995 was $1,783,000, $1,842,000 and $1,736,000,
respectively.

All equipment acquired under capital leases and equipment notes payable has been fully depreciated at December 31, 1997.

8. REVENUES UNDER COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

In September 1997, the Company signed a letter of intent with G.D. Searle (Searle) to collaborate to develop new cancer therapies through its newly-formed subsidiary, Epimmune. As part of the letter of intent, Searle purchased 2,222,222 shares of the Company's common stock for $5 million for an exclusive right to negotiate a definitive agreement. The Company then invested $6.5 million in cash and transferred $1.5 million in other assets to fund Epimmune. The definitive agreement was signed in February 1998 and is more thoroughly disclosed in Note 10 - Subsequent events.

                               Cytel Corporation

8. REVENUES UNDER COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS (CONTINUED)

In September 1996, the Company entered into a collaborative agreement with Baxter Healthcare Corporation's Nextran unit (Nextran) to develop a carbohydrate product for use in xenotransplantation. Under the agreement, the Company will manufacture and sell a carbohydrate which Nextran will incorporate into a xenotransplant product. Nextran made an up-front payment of $500,000 and purchased 158,228 shares of the Company's common stock at $6.32 per share for the right to enter into an exclusive supply agreement. In January 1997, the Company achieved a milestone with delivery of the initial batch of a bioactive carbohydrate to Nextran. As a result, Nextran made the first milestone payment in the amount of $500,000. In December 1997, Nextran paid an option fee of $500,000 and purchased an additional 571,428 shares of the Company's common stock for $1 million for the right to extend and expand the original agreement. Nextran will make additional payments to the Company upon option exercise, achievement of milestones and supply of carbohydrate.

In December 1995, the Company entered into a collaborative agreement with Abbott Laboratories (Abbott) to develop manufacturing processes for the production of certain carbohydrates for use in nutritional products. Abbott paid a $2 million non-refundable fee in January 1996 for an option to obtain a worldwide license for limited applications under the Company's patents and know-how in the area of carbohydrate synthesis. Abbott will make milestone payments to the Company upon achievement of production and commercial milestones and will pay royalties on the volume of product sold. In December 1996, Abbott made the first milestone payment to the Company in the amount of $2 million. An additional option fee of $250,000 was earned in August 1997 and paid in two equal installments of $125,000 in September 1997 and January 1998.

In May 1995, the Company entered into a collaborative agreement with Schwarz Pharma AG (Schwarz) for the development and marketing of carbohydrate selectin blockers, including Cylexin(TM). Under the terms of the agreement, Schwarz made an up-front license payment and purchased 241,546 shares of the Company's common stock at $8.28 per share. Schwarz funded 75% of clinical development costs associated with the Phase II acute myocardial infarction trial from 1995 until termination of the agreement. In December 1995, Schwarz made the first milestone payment to the Company in the form of the purchase of an additional 241,546 shares of the Company's common stock at $8.28 per share. In April 1997, the Company and Schwarz agreed to terminate their collaboration.

                               Cytel Corporation

8. REVENUES UNDER COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS (CONTINUED)

Under two agreements with Takara Shuzo Co., Ltd. Biomedical Group (Takara), which were assigned to Epimmune in October 1997, Epimmune's technology is being applied to fungal disease targets and cellular therapy for the treatment of cancer. Under the anti-fungal collaboration initiated in June 1994, Takara obtained rights to any anti-fungal products resulting from the collaboration for commercialization in Japan. Epimmune has the right to develop products in North America, and the companies share rights in the rest of the world. Research in the anti-fungal field, using Epimmune technology, is now being conducted independently by Takara in Japan. Under the cellular therapy collaboration, initiated in October 1994, Takara obtained rights to Epimmune's technology relevant to the development of ex vivo cellular therapies for the treatment of cancer in Japan. Epimmune retains all rights to ex vivo cellular therapy outside Japan. Takara will pay royalties to Epimmune on sales from products resulting from collaboration under both agreements.

In October 1991, the Company entered into a five-year collaborative agreement with Sumitomo Pharmaceuticals Co., Ltd. (Sumitomo) to develop drugs based on the Company's technology for the treatment of white blood cell-mediated diseases and cancer. Under the terms of the agreement, Sumitomo provided research support payments of $15 million. In October 1996, the agreement was extended for three months and Sumitomo paid $375,000. In January 1997, the collaborative research agreement expired. Sumitomo has certain rights and obligations with respect to development of compounds which resulted from the collaboration for Pacific Rim markets. Sumitomo is obligated to make payments if certain milestones are met and pay royalties to the Company on sales of such products. Total option fees and milestone payments will not exceed $25 million. The Company has retained worldwide manufacturing rights and all rights to sell drugs resulting from the collaboration in the United States and other markets.

9. INCOME TAXES

Significant components of the Company's deferred tax assets as of December 31, 1997 and 1996 are shown below. At December 31, 1997, a valuation allowance of $47,843,000 of which $5,247,000 is related to 1997, has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

                               Cytel Corporation

9. INCOME TAXES (CONTINUED)


                                        1997         1996
                                    --------------------------
Deferred tax assets:
  Capitalized research expenses     $  4,207,000  $ 4,501,000
  Net operating loss carryforwards    35,641,000   29,210,000
  Research and development credits     7,211,000    6,376,000
  Other                                  784,000    2,509,000
                                    --------------------------
Total deferred tax assets             47,843,000   42,596,000
Valuation allowance for
  deferred tax assets                (47,843,000) (42,596,000)
                                    --------------------------
Net deferred tax assets              $         -   $        -
                                    ==========================

At December 31, 1997, the Company has federal and California net operating loss carryforwards of approximately $98,828,000 and $25,420,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and the fifty percent limitation on California loss carryforwards. The federal tax loss carryforwards will begin expiring in 2002, unless previously utilized. The California tax loss carryforwards began expiring in 1996. Approximately $2,630,000 and $230,000 expired in 1997 and 1996, respectively. The Company also has federal and California research and development tax credit carryforwards of $5,589,000 and $2,495,000, respectively, which will begin expiring in 2002 unless previously utilized.

Pursuant to Internal Revenue Code Sections 382 and 383, the annual use of the Company's net operating loss and credit carryforwards will be limited because of greater than 50% cumulative changes in ownership which occurred during 1989 and 1995. However, the Company believes that this limitation will not have a material impact on the financial statements.

10.  SUBSEQUENT EVENTS

In February 1998, Epimmune entered into a collaborative agreement with Searle to develop immune-stimulating products for the treatment of cancer. Under the terms of the agreement, Epimmune has granted Searle exclusive worldwide rights to its epitope and PADRE technologies in the cancer field, excluding rights previously granted to Takara for the ex vivo treatment of cancer in Japan. As part of the agreement, Searle purchased 1,032,149 shares of Epimmune's convertible preferred stock for $6.1 million and 659,898 shares of Cytel's convertible preferred stock for $3.9 million. Cytel simultaneously purchased 659,898 shares of Epimmune's convertible preferred stock for $3.9 million. Searle has the right to convert the Cytel convertible preferred stock into Cytel common stock at an initial conversion price of $7.50 per share after three years or to convert to Epimmune common stock at any time. In addition to the $15 million investment made to date, Searle will make milestone payments to Epimmune upon achievement of certain preclinical and clinical milestones. Searle has the option to deliver shares of the Cytel convertible preferred stock in lieu of up to 50% of certain milestone payments. Searle will also pay royalties to Epimmune on product sales. In addition, Searle has rights of first refusal with respect to newly-issued securities of Cytel, enabling Searle to maintain its percentage ownership in Cytel. As of March 1, 1998, Cytel owned 86.6% of the outstanding capital stock of Epimmune, and Searle owned 13.4%.

                               Cytel Corporation

10.  SUBSEQUENT EVENTS (CONTINUED)

In February 1998, the Company entered into a non-exclusive licensing agreement with Glycomed Incorporated (Glycomed), a wholly-owned subsidiary of Ligand Pharmaceuticals, Inc., under which the Company will receive rights to a family of Glycomed patents relating to certain carbohydrate compounds for the treatment of acute inflammation, including the Company's most advanced product, Cylexin. The Company paid a license fee of $900,000 consisting of 591,327 shares of the Company's common stock at $1.52 per share. Glycomed will receive milestone payments upon the first new drug application (NDA) and the first FDA approval of each licensed product. These payments may also be made in company stock, at the Company's option. Glycomed will also receive royalties on worldwide net sales of a licensed or sub-licensed product.