Form 10-Q
period 1998-03-31
CYTEL CORP/DE
filed 1998-05-15
CIK 822206

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[  X  ]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the quarterly period ended March 31, 1998, or

[     ]  Transition Period Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Transition Period From ______  to ______.


                         Commission file number 0-19591

                                CYTEL CORPORATION
             (Exact name of Registrant as specified in its charter)


        Delaware                                           33-0245076
        --------                                           ----------
(State of Incorporation)                                 (I.R.S. Employer
                                                         Identification No.)

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

Common Stock: $.01 par value, 32,867,887 shares outstanding as of March 31, 1998

                                CYTEL CORPORATION

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      Condensed Consolidated Balance Sheets as of
                      March 31, 1998 and December 31, 1997....................1

                      Condensed Consolidated Statements of Operations
                      for the Three Months Ended March 31, 1998 and 1997......2

                      Condensed Consolidated Statements of Cash Flows
                      for the Three Months Ended March 31, 1998 and 1997......3

                      Notes to Condensed Consolidated Financial Statements....4

         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.....................6


PART II. OTHER INFORMATION

         Items 1 to 6.........................................................9

         Signatures..........................................................11

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                CYTEL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         March 31,         December 31,
                                                                                            1998               1997
                                                                                       ---------------    ---------------
                                                                                        (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                       $     11,714,000   $      6,187,000
     Short-term investments                                                                10,915,000         11,616,000
     Current portion of restricted cash                                                       375,000            375,000
     Prepaids and other current assets                                                      1,548,000          1,312,000
                                                                                       ---------------    ---------------
Total current assets                                                                       24,552,000         19,490,000

Restricted cash                                                                               613,000            656,000
Property and equipment, net                                                                 2,015,000          1,704,000
Deposits and other assets                                                                   7,418,000          6,297,000
                                                                                       ---------------    ---------------

Total assets                                                                         $     34,598,000   $     28,147,000
                                                                                       ===============    ===============



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities                                        $        850,000   $        755,000
     Deferred contract revenues                                                               124,000             78,000
     Accrued payroll and related expenses                                                     470,000            463,000
     Current portion of note payable to bank                                                  375,000            375,000
     Current portion of obligations under capital leases and equipment notes payable           14,000             40,000
                                                                                       ---------------    ---------------
Total current liabilities                                                                   1,833,000          1,711,000

Deferred rent payable                                                                       1,313,000          1,388,000

Note payable to bank                                                                          563,000            656,000

Minority interest in consolidated subsidiary                                                2,151,000                -

Stockholders' equity:
     Preferred stock, $.01 par value, 10,000,000 shares
       authorized, 659,898 shares issued and outstanding at March 31, 1998                      7,000                -
     Common stock, $.01 par value, 50,000,000 shares
       authorized, 32,867,887 and 32,222,497 shares issued and
       outstanding at March 31, 1998 and December 31, 1997, respectively                      329,000            322,000
     Additional paid-in capital                                                           139,746,000        131,288,000
     Accumulated deficit                                                                 (111,308,000)      (107,188,000)
     Unrealized losses on available-for-sale securities                                       (36,000)           (30,000)
                                                                                       ---------------    ---------------
Total stockholders' equity                                                                 28,738,000         24,392,000
                                                                                       ---------------    ---------------

Total liabilities and stockholders' equity                                           $     34,598,000   $     28,147,000
                                                                                       ===============    ===============


Note: The balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                CYTEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                    Three months ended March 31,
                                                                      1998                 1997
                                                                -----------------    -----------------
                                                                             (Unaudited)
REVENUES
Research and development                                      $          -         $        1,125,000
Research grants and other income                                         470,000              540,000
                                                                -----------------    -----------------
                                                                         470,000            1,665,000


OPERATING EXPENSES
Research and development                                               3,786,000            4,527,000
General and administrative                                             1,106,000              835,000
                                                                -----------------    -----------------
                                                                       4,892,000            5,362,000

Minority interest in net loss of consolidated subsidiary                  25,000              -
Interest income, net                                                     278,000              269,000
                                                                -----------------    -----------------


Net loss                                                      $       (4,119,000)  $       (3,428,000)
                                                                =================    =================

Net loss per share - basic and diluted                        $            (0.13)  $            (0.14)
                                                                =================    =================

Shares used in computing net loss per share - basic
  and diluted                                                         32,594,805           25,105,999
                                                                =================    =================




See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                CYTEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Three months ended March 31,
                                                                                                   1998                  1997
                                                                                             -----------------     -----------------
OPERATING ACTIVITIES                                                                                       (Unaudited)
Net loss                                                                                   $       (4,119,000)   $       (3,428,000)
Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                                 168,000               260,000
        Deferred rent                                                                                 (75,000)              (49,000)
        Deferred revenue                                                                               46,000              (646,000)
        Minority interest in consolidated subsidiary                                                  (25,000)                    -
        Gain on sale of equipment                                                                           -               (35,000)
        Changes in operating assets and liabilities:
           Other current assets                                                                      (236,000)              (68,000)
           Accounts payable and accrued liabilities                                                    95,000              (595,000)
           Accrued payroll and related expenses                                                         7,000              (216,000)
                                                                                             -----------------     -----------------
Net cash used in operating activities                                                              (4,139,000)           (4,777,000)

INVESTING ACTIVITIES
Purchases of available-for-sale securities                                                         (7,754,000)           (7,480,000)
Maturities of available-for-sale securities                                                         4,774,000             3,995,000
Sales of available-for-sale securities                                                              3,673,000             8,030,000
Proceeds from the sale of equipment                                                                         -                35,000
Proceeds from the sale of assets of subsidiary                                                              -               161,000
Property and equipment                                                                               (479,000)              (79,000)
Deposits and other assets                                                                            (221,000)              (91,000)
                                                                                             -----------------     -----------------
Net cash (used in) provided by investing activities                                                    (7,000)            4,571,000

FINANCING ACTIVITIES
Principal payments under capital lease obligations and equipment notes payable                        (26,000)             (150,000)
Principal payments on note payable to bank                                                            (93,000)              (93,000)
Restricted cash for note payable collateral                                                            43,000                93,000
Net proceeds from issuance of preferred stock                                                       9,700,000                     -
Net proceeds from issuance of common stock                                                             49,000               117,000
                                                                                             -----------------     -----------------
Net cash provided by (used in) financing activities                                                 9,673,000               (33,000)

Increase (decrease) in cash and cash equivalents                                                    5,527,000              (239,000)
Cash and cash equivalents at beginning of period                                                    6,187,000             3,231,000
                                                                                             -----------------     -----------------
Cash and cash equivalents at end of period                                                 $       11,714,000    $        2,992,000
                                                                                             =================     =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                              $           21,000    $           38,000
                                                                                             =================     =================

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Unrealized losses on available-for-sale securities                                         $           (6,000)   $          (58,000)
                                                                                             =================     =================
Issued common stock for non-exclusive license agreement for patent rights                  $          900,000                     -
                                                                                             =================     =================
Promissory note and stock received for sale of assets of subsidiary                        $                -               800,000
                                                                                             =================     =================
See notes to condensed consolidated financial statements.


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                                CYTEL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation

         The interim unaudited condensed consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the unaudited information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Registrant's Form 10-K for the year ended December 31, 1997.

         The condensed consolidated financial statements include the accounts of Cytel Corporation and its subsidiaries (Cytel or the Company). All significant intercompany accounts and transactions have been eliminated. The minority interest calculation is based on G.D. Searle & Co.'s (Searle) actual ownership percentage in Epimmune Inc. (Epimmune) of 13.4%. The calculation does not include the potential additional ownership interest that would result from the conversion of Searle's investment in Cytel's preferred stock which is convertible into Epimmune common stock.

         Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period. All potential common shares have been excluded from the diluted net loss per share calculations as they are antidilutive.

         Effective January 1, 1998, the Company adopted the Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income". SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments and unrealized gains and losses on investment shall be reported, net of their related tax effect, to arrive at comprehensive income. Comprehensive loss is not materially different than net loss for the periods presented.

          In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which is effective for years beginning after December 15, 1997. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined by SFAS No. 131, are components of an enterprise for which financial information is available and evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The Company will adopt the new requirements retroactively in 1998. Management has not completed its review of SFAS No. 131, but anticipates that its adoption will not affect results of operations or financial position, but possibly will require disclosure of segment information.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

2.       Research and Development Agreements

         In September 1997 as part of the letter of intent, Searle purchased 2,222,222 shares of Cytel common stock for $5 million for an exclusive right to negotiate a definitive agreement. The Company then invested $6.5 million in cash and transferred $1.5 million in other assets to fund Epimmune. In February 1998, Epimmune entered into a collaborative agreement with Searle to develop immune-stimulating products for the treatment of cancer. Under the terms of the agreement, Epimmune has granted Searle exclusive worldwide rights to its epitope and PADRE technologies in the cancer field, excluding rights previously granted to Takara for the ex vivo treatment of cancer in Japan.

          As part of the agreement, Searle purchased 1,032,149 shares of Epimmune's convertible preferred stock for $6.1 million and 659,898 shares of Cytel's convertible preferred stock for $3.9 million. Cytel simultaneously purchased 659,898 shares of Epimmune's convertible preferred stock for $3.9 million. Searle has the right to convert the Cytel convertible preferred stock into Cytel common stock after three years or to convert to Epimmune common stock at any time. In addition to the $15 million investment made to date, Searle will make milestone payments to Epimmune upon achievement of certain preclinical and clinical milestones. Searle has the option to deliver shares of the Cytel convertible preferred stock in lieu of up to 50% of certain milestone payments. Searle will also pay royalties to Epimmune on product sales. In addition, Searle has rights of first refusal with respect to newly-issued securities of Cytel, enabling Searle to maintain its percentage ownership in Cytel. As of March 31, 1998, Cytel owned 86.6% of the outstanding capital stock of Epimmune, and Searle owned 13.4%.

         In February 1998, the Company entered into a non-exclusive licensing agreement with Glycomed Incorporated (Glycomed), a wholly-owned subsidiary of Ligand Pharmaceuticals Incorporated, under which the Company will receive rights to a family of Glycomed patents relating to certain carbohydrate compounds for the treatment of acute inflammation, including the Company's most advanced product, Cylexin. The Company paid a license fee of $900,000 consisting of 591,327 shares of the Company's common stock at $1.52 per share. Glycomed will receive milestone payments upon the first new drug application (NDA) and the first FDA approval of each licensed product. These payments may also be made in Company stock, at the Company's option. Glycomed will also receive royalties on worldwide net sales of a licensed or sub-licensed product.

         In September 1996, the Company entered into a collaborative agreement with Baxter Healthcare Corporation's Nextran unit (Nextran) to develop a carbohydrate product for use in xenotransplantation. Under the agreement, the Company will manufacture and sell a carbohydrate which Nextran will incorporate into a xenotransplant product. Nextran made an up-front payment and purchased shares of the Company's common stock for the right to enter into an exclusive supply agreement. In January 1997, the Company achieved a milestone with delivery of the initial batch of a bioactive carbohydrate to Nextran. As a result, Nextran made the first milestone payment. In December 1997, Nextran paid an option fee and purchased additional shares of the Company's common stock for the right to extend and expand the original agreement. Nextran will make additional payments to the Company upon option exercise, achievement of milestones and supply of carbohydrate.

         In December 1995, the Company entered into a collaborative agreement with Abbott Laboratories (Abbott) to develop manufacturing processes for the production of certain carbohydrates for use in nutritional products. Abbott paid a $2 million non-refundable fee in January 1996 for an option to obtain a worldwide license for limited applications under the Company's patents and know-how in the area of carbohydrate synthesis. Abbott will make payments to the Company if production and commercial milestones are achieved and will pay royalties if product is sold. In December 1996, Abbott made the first milestone payment to the Company in the amount of $2 million. An additional option fee of $250,000 was earned in August 1997 and paid in two equal installments in September 1997 and January 1998.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

         Under two agreements with Takara Shuzo Co., Ltd. Biomedical Group (Takara), which were assigned to Epimmune in October 1997, Epimmune's technology is being applied to fungal disease targets and cellular therapy for the treatment of cancer. Under the anti-fungal collaboration initiated in June 1994, Takara obtained rights to any anti-fungal products resulting from the collaboration for commercialization in Japan. Epimmune has the right to develop products in North America, and the companies share rights in the rest of the world. Research in the anti-fungal field, using Epimmune technology, is now being conducted independently by Takara in Japan. Under the cellular therapy collaboration initiated in October 1994, Takara obtained rights to Epimmune's technology relevant to the development of ex vivo cellular therapies for the treatment of cancer in Japan. Takara will pay royalties to Epimmune on sales from products resulting from collaboration under both agreements.

         In May 1995, the Company entered into a collaborative agreement with Schwarz Pharma AG (Schwarz) for the development and marketing of carbohydrate selectin blockers, including Cylexin. Schwarz funded 75% of clinical development costs associated with the Phase II acute myocardial infarction trial from 1995 until termination of the agreement. In April 1997, the Company and Schwarz agreed to terminate their collaboration.

         In October 1991, the Company entered into a five-year collaborative agreement with Sumitomo Pharmaceuticals Co., Ltd. (Sumitomo) to develop drugs based on the Company's technology for the treatment of white blood cell-mediated diseases and cancer. Under the terms of the agreement, Sumitomo provided research support payments of $15 million. In January 1997, the collaborative research agreement expired. Although Sumitomo has rights to Cylexin in the Pacific Rim, it has stated that it will not pursue Cylexin for the CPB indication and may not pursue Cylexin for any indication.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those discussed in this section and those discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

         Since its inception in July 1987, the Company has devoted substantially all of its resources to the discovery and development of its potential therapeutic products. To date, the Company has not received any revenues from the sale of products. The Company has funded its research and development primarily from equity-derived working capital and through strategic alliances with other companies. The Company has been unprofitable since its inception and expects to incur substantial operating losses for the next several years.
As of March 31, 1998, the Company's accumulated deficit was $111.3 million.

RESULTS OF OPERATIONS

         Revenues for the three months ended March 31, 1998 were $0.5 million as compared to $1.7 million for the same period in 1997. There were no research and development revenues for the first quarter of 1998, and for the first quarter of 1997, research and development revenues mainly consisted of funding received under the Company's collaborative research agreements with Abbott and Nextran for milestones achieved. Research and development revenues for 1998 are dependent upon the achievement of milestones under existing collaboration agreements or the initiation of new collaborative research and development relationships. There can be no assurance

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION


that the Company will be able to achieve such milestones on a timely basis, if at all, or to establish or maintain any such collaborative relationships. Research grant revenues for the three months ended March 31, 1998 decreased slightly from the comparable period in 1997 due to a lesser number of active grants in 1998 as compared to 1997.

         Research and development expenses for the three months ended March 31, 1998 decreased by $0.7 million from the same period in 1997. The decrease reflects lower costs due to a reduction in the number of clinical trials the Company was conducting. During the remainder of 1998, clinical trial costs are expected to increase due to greater patient enrollment in the Phase II/III study of the Company's lead drug candidate, Cylexin, for the prevention of reperfusion injury in infants following cardiopulmonary bypass surgery.

         General and administrative expenses for the three months ended March 31, 1998 increased $0.3 million compared to the same period in 1997 due to additional expenses of Epimmune, primarily for legal expenses for the Searle collaboration completed in February 1998.

         Net interest income was $0.3 million for the first quarter of 1998 and 1997 due to comparable average cash balances and similar interest rates earned year to year.

         The Company expects to incur substantial operating losses over the next several years due to continuing and increasing expenses associated with its research and development programs, including preclinical testing and clinical trials. Operating losses may fluctuate from quarter to quarter as a result of differences in the amount and timing of revenues earned and expenses incurred, and such fluctuations may be substantial.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed operations since inception primarily through private placements of its equity securities, two public common stock offerings, revenues under collaborative research and development agreements, grant revenues and interest income. In February 1998, Searle, one of the Company's research and development collaborators, made an additional equity investment in the Company and the Company's subsidiary, Epimmune, totaling $10 million. Also in February 1998, the Company issued $0.9 million in common stock in exchange for a non-exclusive license agreement with Glycomed. Through March 1998, the Company has raised approximately $142.2 million from the sale of equity securities. The Company has financed its laboratory equipment and research and office facilities primarily through capital and operating lease arrangements.

         The Company had net working capital of $22.7 million as of March 31, 1998 compared to $17.8 million at December 31, 1997. Cash, cash equivalents, short-term investments and restricted cash increased to $23.6 million as of March 31, 1998 as compared to $18.8 million at December 31, 1997. Net cash used in operating activities was $4.1 million and $4.8 million, respectively, for the three months ended March 31, 1998 and 1997, respectively. The decrease in net cash used in operating activities was due primarily to the timing of cash receipts under existing collaborations in the prior year and the pay down of current liabilities in the first quarter of 1997 versus the increase in accounts payable and accrued liabilities for the same period in 1998.

          For the three months ended March 31, 1998, the Company acquired an aggregate of $0.5 million in capital equipment as compared to $0.1 million in the first quarter of 1997. This increase is attributable to leasehold improvements and equipment purchases for the new manufacturing facility which is anticipated to be ready for occupancy during the second quarter of 1998.

         The Company's cash, cash equivalents and short-term investments are expected to decline primarily due to the continued clinical development of its therapeutic product candidates and the

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION


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

         If additional financing is not available, Cytel anticipates its existing available cash, cash equivalents and short-term investments, investment income and research and development funding from collaborative agreements and research grants will be adequate to satisfy its capital requirements and fund operating losses through late 1998. The estimate for the period for which the Company expects its available cash balances, investment income and estimated cash flow from collaborative agreements and research grants to be sufficient to meet its capital requirements is a forward-looking statement that involves risks and uncertainties as set forth herein and in the Company's Form 10-K for the year ended December 31, 1997. The Company's future capital requirements depend on many factors, including continued scientific progress in its drug discovery programs, the magnitude of these programs, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, changes in the existing collaborative research relationships, the ability of the Company to establish and maintain development arrangements, the cost of manufacturing scale-up and effective commercialization activities and arrangements.

         The Company has determined that it will need to update some of its off-the-shelf applications software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company currently expects the project to be substantially complete in early 1999. The cost is expected to be minimal and absorbed through normal operating costs of software maintenance contracts currently in place for these third party software products. The project is not expected to have a significant effect on operations.

         As is typical in the biotechnology industry, the commercial success of the Company will depend in part on the Company neither infringing patents issued to competitors nor breaching the technology licenses upon which the Company's products might be based. The Company's business is also subject to other significant risks, including the uncertainties associated with the lengthy regulatory approval process and with potential competition from other products. Even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials, may fail to receive necessary regulatory approvals, may be difficult to manufacture on a large scale, or may be uneconomical to market.

PART II. OTHER INFORMATION

1.       Legal Proceedings

         The Company is not a party to any legal proceedings.


2.       Change in Securities

         During the period covered by this Form 10-Q, the company sold and issued the following securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

         (1) In February 1998, the Company entered into a Share Purchase Agreement with G.D. Searle & Co. ("Searle") in connection with a collaboration between Epimmune and Searle. Pursuant to such agreement, the Company issued 659,898 shares of Series A Preferred Stock of the Company to Searle at a purchase price of $5.91 for an aggregate purchase price $3.9 million.

         (2) In March 1998, the Company issued 591,327 shares of common stock of the Company to Glycomed Incorporated pursuant to the terms of a license agreement between the Company and Glycomed Incorporated.

         The sale and issuance of securities in the transactions described above were deemed to be exempt from registration under the Securities Act by virtue of
Section 4(2) and/or Regulation D promulgated thereunder.

         The recipients represented their intention to acquire the securities for investment purposes only and not with a view to the distribution thereof. Appropriate legends are affixed to the stock certificates issued in such transactions. All recipients received adequate information about the Company.


3.       Defaults Upon Senior Securities

         None.


4.       Submission of Matters to a Vote of Security Holders

         None.


5.       Other Information

         None.

PART II. OTHER INFORMATION


6.       Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              Exhibit 10.55 Form of Severance Benefit Agreement between Registrant and the following executive officers:
                              Virgil D. Thompson; Robert L. Roe, M.D.; James C. Paulson, Ph.D; Edward C. Hall; Jennifer Lorenzen.

              Exhibit 10.56 License and Collaboration Agreement between Epimmune Inc. and G.D. Searle & Co., dated February 27, 1998 (with certain confidential portions deleted) (1)

              Exhibit 10.57 Series B Preferred Stock Purchase Agreement between Epimmune Inc. and G.D. Searle & Co. dated February 27, 1998.

              Exhibit 10.58 Series B-1 Preferred Stock Purchase Agreement between Registrant and Epimmune Inc. dated February 27, 1998.

              Exhibit 10.59 Stock Purchase Agreement between Registrant and G.D. Searle & Co. dated February 27, 1998.

              Exhibit 27      Financial Data Schedule

              (1) Certain confidential portions deleted subject to the Application for Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 filed by the Registrant with the Commission concurrently herewith.


              (b) Reports on Form 8-K.

                  None.

                                CYTEL CORPORATION

                                   SIGNATURES
                                   ----------



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CYTEL CORPORATION


Date:  May  15, 1998                By:   /s/ Edward C. Hall
                                          --------------------------------------
                                          Edward C. Hall
                                          Vice President-Finance
                                          Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                          Financial & Accounting Officer)