Form 10-Q
period 1998-06-30
CYTEL CORP/DE
filed 1998-08-14
CIK 822206

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998, or

[   ]   Transition Period Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the Transition Period From ______ to ______.


                         Commission file number 0-19591

                                CYTEL CORPORATION
             (Exact name of Registrant as specified in its charter)


            Delaware                                     33-0245076
  ------------------------------                 --------------------------
    (State of Incorporation)                          (I.R.S. Employer
                                                     Identification No.)

                             3525 John Hopkins Court
                           San Diego, California 92121
                    ---------------------------------------
                    (Address of principal executive offices)


                                 (619) 552-3000
                         ------------------------------
                         (Registrant's telephone number)


Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes    X       No
                                     ------        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock: $.01 par value, 32,870,387 shares outstanding as of June 30, 1998

                                CYTEL CORPORATION

                                TABLE OF CONTENTS



                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION

        Item 1.    Financial Statements

                   Condensed Consolidated Balance Sheets as of
                   June 30, 1998 and December 31, 1997........................1

                   Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 1998 and 1997..2

                   Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 1998 and 1997..3

                   Notes to Condensed Consolidated Financial Statements.......4

        Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations........................7

PART II. OTHER INFORMATION

        Items 1 to 6..........................................................10

        Signatures............................................................13

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



                                CYTEL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           June 30,          December 31,
                                                                                             1998                1997
                                                                                        ----------------    ----------------
                                                                                          (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                            $     8,418,000     $     6,187,000
   Short-term investments                                                                     8,587,000          11,616,000
   Current portion of restricted cash                                                           375,000             375,000
   Prepaids and other current assets                                                          1,654,000           1,312,000
                                                                                        ----------------    ----------------
Total current assets                                                                         19,034,000          19,490,000

Restricted cash                                                                                 519,000             656,000
Property and equipment, net                                                                   2,743,000           1,704,000
Patents, deposits and other assets                                                            7,464,000           6,297,000
                                                                                        ----------------    ----------------

Total assets                                                                            $    29,760,000     $    28,147,000
                                                                                        ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                                             $     1,537,000     $       755,000
   Deferred contract revenues                                                                   111,000              78,000
   Accrued payroll and related expenses                                                         481,000             463,000
   Current portion of note payable to bank                                                      375,000             375,000
   Current portion of obligations under capital leases and equipment notes payable                    -              40,000
                                                                                        ----------------    ----------------
Total current liabilities                                                                     2,504,000           1,711,000

Deferred rent payable                                                                         1,238,000           1,388,000

Note payable to bank                                                                            469,000             656,000

Minority interest in consolidated subsidiary                                                  2,031,000                -

Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares authorized,
    659,898 shares issued and outstanding at June 30, 1998                                        7,000                -
  Common stock, $.01 par value, 75,000,000 and 50,000,000 shares authorized at June 30, 1998 and December 31, 1997, respectively;
    32,870,387 and 32,222,497 shares issued and outstanding at
    June 30, 1998, and December 31, 1997, respectively                                          329,000             322,000
  Additional paid-in capital                                                                139,747,000         131,288,000
  Accumulated deficit                                                                      (116,542,000)       (107,188,000)
  Unrealized losses on available-for-sale securities                                            (23,000)            (30,000)
                                                                                        ----------------    ----------------
Total stockholders' equity                                                                   23,518,000          24,392,000
                                                                                        ----------------    ----------------

Total liabilities and stockholders' equity                                              $    29,760,000     $    28,147,000
                                                                                        ================    ================

Note: The balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS





                                CYTEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     Three months ended June 30,              Six months ended June 30,
                                                      1998                1997                1998                1997
                                                 ----------------    ----------------   ----------------    ----------------
                                                             (Unaudited)                            (Unaudited)
REVENUES
Research and development                         $       -           $       -          $       -           $     1,125,000
Research grants and other income                         507,000             394,000            977,000             934,000
                                                 ----------------    ----------------   ----------------    ----------------
                                                         507,000             394,000            977,000           2,059,000


OPERATING EXPENSES
Research and development                               4,616,000           3,971,000          8,402,000           8,498,000
General and administrative                             1,508,000             792,000          2,612,000           1,627,000
                                                 ----------------    ----------------   ----------------    ----------------
                                                       6,124,000           4,763,000         11,014,000          10,125,000

Minority interest in net loss of
  consolidated subsidiary                                120,000             -                  145,000             -
Interest income, net                                     263,000             178,000            539,000             447,000
                                                 ----------------    ----------------   ----------------    ----------------


Net loss                                         $    (5,234,000)    $    (4,191,000)   $    (9,353,000)    $    (7,619,000)
                                                 ================    ================   ================    ================

Net loss per share - basic and diluted           $         (0.16)    $         (0.17)   $         (0.29)    $         (0.30)
                                                 ================    ================   ================    ================


Shares used in computing net loss per share
  - basic and diluted                                 32,868,409          25,135,101         32,731,607          25,120,550
                                                 ================    ================   ================    ================




See notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS






                                CYTEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Six months ended June 30,
                                                                                                  1998                  1997
                                                                                            -----------------     -----------------
OPERATING ACTIVITIES                                                                                       (Unaudited)
Net loss                                                                                    $     (9,353,000)     $     (7,619,000)
Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                                361,000               479,000
        Deferred rent                                                                               (150,000)             (103,000)
        Deferred revenue                                                                              33,000              (732,000)
        Minority interest in consolidated subsidiary                                                (145,000)                    -
        Gain on sale of equipment                                                                     (9,000)              (35,000)
        Changes in operating assets and liabilities:
           Other current assets                                                                     (342,000)               28,000
           Accounts payable and accrued liabilities                                                  782,000              (839,000)
           Accrued payroll and related expenses                                                       18,000              (172,000)
                                                                                            -----------------     -----------------
Net cash used in operating activities                                                             (8,805,000)           (8,993,000)

INVESTING ACTIVITIES
Purchases of available-for-sale securities                                                       (12,903,000)          (16,717,000)
Maturities of available-for-sale securities                                                       10,268,000            12,969,000
Sales of available-for-sale securities                                                             5,670,000            13,207,000
Proceeds from the sale of equipment                                                                    9,000                35,000
Proceeds from the sale of assets of subsidiary                                                             -               161,000
Purchases of property and equipment                                                               (1,400,000)             (182,000)
Patents, deposits and other assets                                                                  (267,000)             (410,000)
                                                                                            -----------------     -----------------
Net cash provided by investing activities                                                          1,377,000             9,063,000

FINANCING ACTIVITIES
Principal payments under capital lease obligations and equipment notes payable                       (40,000)             (249,000)
Principal payments on note payable to bank                                                          (187,000)             (187,000)
Restricted cash for note payable collateral                                                          137,000               187,000
Net proceeds from issuance of preferred stock                                                      9,700,000                     -
Net proceeds from issuance of common stock                                                            49,000                79,000
                                                                                            -----------------     -----------------
Net cash provided by (used in) financing activities                                                9,659,000              (170,000)

Increase (decrease) in cash and cash equivalents                                                   2,231,000              (100,000)
Cash and cash equivalents at beginning of period                                                   6,187,000             3,231,000
                                                                                            -----------------     -----------------
Cash and cash equivalents at end of period                                                  $      8,418,000      $      3,131,000
                                                                                            =================     =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                               $         40,000      $         68,000
                                                                                            =================     =================
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Unrealized gains on available-for-sale securities                                           $          7,000      $         13,000
                                                                                            =================     =================
Issued common stock for non-exclusive license agreement for patent rights                   $        900,000      $              -
                                                                                            =================     =================
Promissory note and stock received for sale of assets of subsidiary                         $              -      $        800,000
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

        Effective January 1, 1998, the Company adopted the Statement of Financial Accounting Standards No. 130 (SFAS No. 130), REPORTING COMPREHENSIVE INCOME. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments and unrealized gains and losses on investments shall be reported, net of their related tax effect, to arrive at comprehensive income. Comprehensive loss is not materially different than net loss for the periods presented.

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which is effective for years beginning after December 15, 1997. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined by SFAS No. 131, are components of an enterprise for which financial information is available and evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating the

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

segment performance. The Company will adopt the new requirements retroactively in 1998. Management has not completed its review of SFAS No. 131, but anticipates that its adoption will not affect results of operations or financial position, but possibly will require disclosure of segment information.

2.      RESEARCH AND DEVELOPMENT AGREEMENTS

        In September 1997 as part of a letter of intent, Searle purchased 2,222,222 shares of Cytel common stock for $5 million for an exclusive right to negotiate a definitive agreement. The Company then invested $6.5 million in cash and transferred $1.5 million in other assets to fund Epimmune. In February 1998, Epimmune entered into a collaborative agreement with Searle to develop immune-stimulating products for the treatment of cancer. Under the terms of the agreement, Epimmune has granted Searle exclusive worldwide rights to its epitope and PADRE technologies in the cancer field, excluding rights previously granted to Takara Shuzo Co., Ltd. Biomedical Group (Takara) for the ex vivo treatment of cancer in Japan.

        As part of the agreement, Searle purchased 1,032,149 shares of Epimmune's convertible preferred stock for $6.1 million and 659,898 shares of Cytel's convertible preferred stock for $3.9 million. Cytel simultaneously purchased 659,898 shares of Epimmune's convertible preferred stock for $3.9 million. Searle has the right to convert the Cytel convertible preferred stock into Cytel common stock after three years or to convert to Epimmune common stock at any time. In addition to the $15 million investment made to date, Searle will make milestone payments to Epimmune upon achievement of certain preclinical and clinical milestones. Searle has the option to deliver shares of the Cytel convertible preferred stock in lieu of up to 50% of certain milestone payments. Searle will also pay royalties to Epimmune on product sales. In addition, Searle has rights of first refusal with respect to newly-issued securities of Cytel, enabling Searle to maintain its percentage ownership in Cytel. As of June 30, 1998, Cytel owned 86.6% of the outstanding capital stock of Epimmune, and Searle owned 13.4%.

        In February 1998, the Company entered into a non-exclusive licensing agreement with Glycomed Incorporated (Glycomed), a wholly-owned subsidiary of Ligand Pharmaceuticals Incorporated, under which the Company will receive rights to a family of Glycomed patents relating to certain carbohydrate compounds for the treatment of acute inflammation, including the Company's most advanced product, Cylexin. The Company paid a license fee of $900,000 consisting of 591,327 shares of the Company's common stock at $1.52 per share. Glycomed will receive milestone payments upon the first New Drug Application and the first FDA approval of each licensed product. These payments may also be made in Company stock, at the Company's option. Glycomed will also receive royalties on worldwide net sales of a licensed or sub-licensed product.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

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

        In December 1995, the Company entered into a collaborative agreement with Abbott Laboratories (Abbott) to develop manufacturing processes for the production of certain carbohydrates for use in nutritional products. Abbott paid a $2 million non-refundable fee in January 1996 for an option to obtain a worldwide license for limited applications under the Company's patents and know-how in the area of carbohydrate synthesis. In December 1996, Abbott made the first milestone payment to the Company in the amount of $2 million. An additional option fee of $250,000 was earned in August 1997 and paid in two equal installments in September 1997 and January 1998. Abbott's option to license certain of the Company's technology under its collaboration with the Company expired and the collaboration terminated as of July 31, 1998. Abbott and Cytel are in disagreement regarding certain issues under the collaboration, including whether certain carbohydrates to be used in Abbott's nutritional products are covered by the Company's technology. The parties are continuing to discuss possible resolution of such issues although there can be no assurance that the parties will be able to reach a mutually acceptable resolution.

        Under two agreements with Takara, which were assigned to Epimmune in October 1997, Epimmune's technology is being applied to fungal disease targets and cellular therapy for the treatment of cancer. Under the anti-fungal collaboration initiated in June 1994, Takara obtained rights to any anti-fungal products resulting from the collaboration for commercialization in Japan. Epimmune has the right to develop products in North America, and the companies share rights in the rest of the world. Research in the anti-fungal field, using Epimmune technology, is now being conducted independently by Takara in Japan. Under the cellular therapy collaboration initiated in October 1994, Takara obtained rights to Epimmune's technology relevant to the development of ex vivo cellular therapies for the treatment of cancer in Japan. Takara will pay royalties to Epimmune on sales from products resulting from collaboration under both agreements.

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

        Since its inception in July 1987, the Company has devoted substantially all of its resources to the discovery and development of its potential therapeutic products. To date, the Company has not received any revenues from the sale of products. The Company has funded its research and development primarily from equity-derived working capital and through strategic alliances with other companies. The Company has been unprofitable since its inception and expects to incur substantial operating losses for the next several years. As of June 30, 1998, the Company's accumulated deficit was $116.5 million.

RESULTS OF OPERATIONS

        Revenues for the three and six months ended June 30, 1998 were $0.5 million and $1.0 million as compared to $0.4 million and $2.1 million, respectively, for the same periods in 1997. There were no research and development revenues for the first six months of 1998; and for the first quarter of 1997, research and development revenues mainly consisted of funding received under the Company's collaborative research agreements with Abbott and Nextran for milestones achieved. Research and development revenues for 1998 are dependent upon the achievement of milestones under existing collaboration agreements or the initiation of new collaborative research and development relationships. There can be no assurance that the Company will be able to achieve such milestones on a timely basis, if at all, or to establish or maintain any such collaborative relationships. Abbott's option to license certain of the Company's technology under its collaboration with the Company expired and the collaboration terminated as of July 31, 1998. Abbott and Cytel are in disagreement regarding certain issues under the collaboration, including whether certain carbohydrates to be used in Abbott's nutritional products are covered by the Company's technology. The parties are continuing to discuss possible resolution of such issues although there can be no assurance that the parties will be able to reach a mutually acceptable resolution. Research grant revenues for the three and six months ended June 30, 1998 increased slightly from the comparable period in 1997.

        Research and development expenses for the three months ended June 30, 1998 increased by $0.6 million as compared to the same period in 1997, but reflected an overall decrease of $0.1 million for the six month period ended June 30, 1998 relative to the same period in 1997. The increase for the quarter is primarily attributable to increased clinical trial costs due to accelerated patient recruitment within the clinical program and attendant increased costs for manufacturing clinical supplies as well as for new manufacturing and research and development facilities. During the remainder of 1998, clinical trial costs are expected to further increase as patient enrollment is expected to accelerate in the Phase II/III study of the Company's lead drug candidate, Cylexin, for the prevention of reperfusion injury in infants following heart surgery requiring cardiopulmonary bypass. The Company incurred additional non-recurring facilities costs in the second quarter related to its recent move into the new manufacturing facility for Cylexin and due to the preparation for its move to a new headquarters and research and development facility in September 1998. General and administrative expenses for the three and six months ended June 30, 1998 increased $0.7 million and $1.0 million as compared to the same periods in 1997 due to increased legal costs associated with the Company's

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION

collaboration agreement with Searle, additional personnel and the non-recurring expenses associated with moving to the new facilities discussed above. The majority of the non-recurring facilities expense allocated to both research and development and general and administrative expense categories, associated with moving to new facilities, was incurred in the second quarter, although some additional expense is anticipated in the second half of 1998. These non-recurring expenditures are expected to result in a significant reduction in facilities costs in subsequent years.

        Net interest income increased for the three and six months ended June 30, 1998 by $.1 million over the same periods in 1997. The increase in interest income is due to higher average cash balances in the second quarter of 1998 versus the second quarter of 1997.

        The Company expects to incur substantial operating losses over the next several years due to continuing and increasing expenses associated with its research and development programs, including preclinical testing and clinical trials. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of revenues and expenses incurred, and such fluctuations may be substantial.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed operations since inception primarily through private placements of its equity securities, two public common stock offerings, revenues under collaborative research and development agreements, grant revenues and interest income. In February 1998, Searle, one of the Company's research and development collaborators, made an additional equity investment in the Company and the Company's subsidiary, Epimmune, totaling $10.0 million. Also in February 1998, the Company issued $0.9 million in common stock in exchange for a non-exclusive license agreement with Glycomed. Through June 1998, the Company has raised approximately $142.2 million from the sale of equity securities. The Company has financed its laboratory equipment and research and office facilities primarily through capital, debt and lease financing arrangements.

        The Company had net working capital of $16.5 million as of June 30, 1998 compared to $17.8 million at December 31, 1997. Cash, cash equivalents, short-term investments and restricted cash decreased to $17.9 million as of June 30, 1998 as compared to $18.8 million at December 31, 1997. Net cash used in operating activities was $8.8 million and $9.0 million for the six months ended June 30, 1998 and 1997, respectively. The decrease in net cash used in operating activities was due primarily to the timing of cash receipts from grant funding in the current year and the pay down of current liabilities in 1997 versus the increase in accounts payable and accrued liabilities for the same period in 1998.

        For the six months ended June 30, 1998, the Company acquired an aggregate of $1.4 million in capital equipment as compared to $0.2 million in the first half of 1997. This increase is attributable to leasehold improvements and equipment purchases for the new manufacturing facility which was completed and ready for occupancy at the beginning of June 1998. Most of these capital additions will be financed through a $2.5 million secured term line of credit arrangement, with a four-year repayment term, completed in July 1998.

        Subsequent to the quarter ended June 30, 1998, the Company entered into an exclusive sublicensing and option agreement with Elan International Services Ltd. (Elan), a subsidiary of Elan Corporation plc, granting Elan rights to a patent involving use of antibodies that bind the VLA-4 integrin molecule for the treatment of inflammatory conditions. In connection with this agreement, which included the grant of an exclusive sublicense, Elan has made a $4.0 million investment in Cytel. Elan will make additional payments upon achievement of certain milestones as well as royalty payments on sales. In addition, Elan will have the option to enter into a non-exclusive sublicense for patent rights to other VLA-4 blocking compounds.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION

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

        The Company expects to incur substantial additional research and development expenditures, including costs related to preclinical testing, clinical trials and manufacturing, as well as marketing and distribution expenses. It is the Company's intention to seek additional collaborative research and development relationships with suitable corporate partners. The suspension or termination of Cytel's collaborations with its existing corporate partners or the inability to enter into new collaborations, the failure of any such collaborations to be successful or the delay in their development or commercialization of products could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that any collaboration agreements to which the Company is or may become a party will successfully reduce the Company's funding requirements. Additional equity or debt financing will be required, and there can be no assurance that these funds will be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its drug discovery or development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to or sell certain of its technologies, product candidates or products that the Company would not otherwise relinquish or sell.

        If additional financing is not available, Cytel anticipates its existing available cash, cash equivalents and short-term investments, investment income and research and development funding from collaborative agreements and research grants will be adequate to satisfy its capital requirements and fund operating losses through late 1998. The estimate for the period for which the Company expects its available cash balances, investment income and estimated cash flow from collaborative agreements and research grants to be sufficient to meet its capital requirements is a forward-looking statement that involves certain risks and uncertainties as set forth herein and in the Company's Form 10-K for the year ended December 31, 1997. The Company's future capital requirements depend on many factors, including continued scientific progress in its drug discovery programs, the magnitude of these programs, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, changes in the existing collaborative research relationships, the ability of the Company to establish and maintain development arrangements, the cost of manufacturing scale-up and effective commercialization activities and arrangements.

        The Company is currently reviewing all equipment, systems, facilities and software applications for Year 2000 readiness status. The Company has determined that it will need to update some of its off-the-shelf software applications so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company currently expects the project to be substantially complete in early 1999. The cost is expected to be immaterial and absorbed through upgrades and normal operating costs of software maintenance contracts currently in place for these third party software products. The project is not expected to have a significant effect on operations. In addition, the Company will be replacing certain pieces of equipment and software that cannot be upgraded. These replacement costs are expected to be immaterial.

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

        None.

3.      Defaults Upon Senior Securities

        None.

4.      Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on June 12, 1998. At the Annual Meeting, the stockholders of the Company
(i) elected Howard E. Greene, Jr., Virgil Thompson, Dr. Robert L. Roe, Dr. James
C. Paulson, David L. Anderson, Dr. William T. Comer, Nicole Vitullo, David L. Mahoney and Nancy D. Rasmussen to serve as directors of the Company until the 1999 Annual Meeting of Stockholders, (ii) approved an amendment of the Company's Amended and Restated Certificate of Incorporation to increase the Company's authorized shares of Common Stock from 50,000,000 shares to 75,000,000 shares,
(iii) approved an option exchange program, (iv) approved an amendment to the Company's Employee Stock Purchase Plan to increase the aggregate number of shares of Common Stock authorized for issuance to 750,000 shares from 500,000 shares, (v) approved amendments to the Company's 1989 Stock Option Plan and the 1994 Non-Employee Directors' Stock Option Plan to increase the aggregate number of shares of Common Stock authorized for issuance on a combined basis under both plans to 7,750,000 shares from 6,400,000 shares, (vi) ratified the selection of Ernst & Young LLP, as the Company's independent auditors for the fiscal year ending December 31, 1998.

        The Company had 32,867,887 shares of Common Stock outstanding as of April 17, 1998, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 25,743,356 shares of Common Stock were present in person or represented by proxy. In addition, 66,135 shares of a total 66,135 shares of Series B Convertible Preferred Stock entitled to vote were represented in person or by proxy at the meeting. Each such share of Series B Convertible Preferred Stock was entitled to .788 of a vote. The following sets forth information regarding the results of the voting at the Annual Meeting:


 Proposal 1: Election of Directors
 ---------------------------------
                                           Shares Voting
        Director                             In Favor            Shares Withheld
        ------------------------           -------------         ---------------
        Howard E. Greene, Jr.               24,965,758               829,712
        Virgil Thompson                     24,965,758               829,712
        Robert L. Roe, M.D.                 24,965,758               829,712
        James C. Paulson, Ph.D.             24,965,758               829,712
        David L. Anderson                   24,965,758               829,712
        William T. Comer, Ph.D.             24,965,758               829,712
        Nicole Vitullo                      24,965,758               829,712
        David L. Mahoney                    24,965,758               829,712
        Nancy D. Rasmussen                  24,965,758               829,712

PART II. OTHER INFORMATION


Proposal 2: Approval of an Amendment to the Company's Amended and Restated Certificate of Incorporation
--------------------------------------------------------------------------

               Votes in favor:                    24,859,944
               Votes against:                        900,753
               Withheld:                              34,773


Proposal 3: Approval of the Option Exchange Program
---------------------------------------------------

               Votes in favor:                    16,920,245
               Votes against:                        954,914
               Withheld:                              65,418


Proposal 4: Approval of an Amendment to the Employee Stock Purchase Plan
------------------------------------------------------------------------

               Votes in favor:                    14,498,277
               Votes against:                      3,190,147
               Withheld:                              59,357

Proposal 5: Approval of Amendments to the 1989 Stock Option Plan and the 1994 Non-Employee Directors' Stock Option Plan
-----------------------------------------------------------------------------

               Votes in favor:                    13,298,905
               Votes against:                      4,365,849
               Withheld:                              83,027


Proposal 6: Ratification of Selection of Ernst & Young LLP, as Independent Auditors
--------------------------------------------------------------------------

               Votes in favor:                    25,659,144
               Votes against:                        121,384
               Withheld:                              14,942


5.      Other Information

        Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 annual meeting of stockholders must provide a notice with specific information to the Company and such notice must be delivered to or mailed and received at the principal executive offices of the Company not later than January 4, 1999 which is the 120th day prior to the date specified in the Company's proxy statement released in connection with the 1998 annual meeting of stockholders (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).

PART II. OTHER INFORMATION



6.      Exhibits and Reports on Form 8-K

        (a)     Exhibits.

        Exhibit 3.6 Certificate of Amendment of Amended and Restated Certificate of Incorporation.

        Exhibit 3.7 Certificate of Increase of Series A Junior Participating Preferred Stock.

        Exhibit 10.5  Registrant's 1989 Stock Plan, as amended.

        Exhibit 10.8  Registrant's Employee Stock Purchase Plan, as amended.

        Exhibit 10.37 Registrant's Non-Employee Directors' Stock Option Plan, as
                      amended.

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


                                CYTEL CORPORATION


Date: August 14, 1998                       By: /s/ Edward C. Hall
                                               -----------------------
                                                Edward C.Hall
                                                Vice President-Finance
                                                Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Financial & Accounting
                                                Officer)