Form 10-Q
period 1998-09-30
CYTEL CORP/DE
filed 1998-11-16
CIK 822206

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the quarterly period ended September 30, 1998, or

[   ] Transition Period Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Transition Period From ________to________.

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

                             9393 Towne Centre Drive
                           San Diego, California 92121
                           ---------------------------
                    (Address of principal executive offices)

                                 (619) 450-7100
                                 --------------
                         (Registrant's telephone number)

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

Common Stock: $.01 par value, approximately 4,987,026 shares outstanding as of September 30, 1998 (as adjusted for the one-for-seven reverse stock split effective November 13, 1998)

                                CYTEL CORPORATION

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Condensed Consolidated Balance Sheets as of
                   September 30, 1998 and December 31, 1997....................1

                   Condensed Consolidated Statements of Operations
                   for the Three and Nine Months Ended September 30, 1998 and
                   1997........................................................2

                   Condensed Consolidated Statements of Cash Flows
                   for the Three and Nine Months Ended September 30, 1998 and
                   1997........................................................3

                   Notes to Condensed Consolidated Financial Statements........4

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.........................7

PART II. OTHER INFORMATION

         Items 1 to 6......................................................11-12

         Signatures........................................................ ..13

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS



                                CYTEL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             September 30,    December 31,
                                                                                 1998             1997
                                                                            --------------   --------------
                                                                              (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                $   7,977,000    $   6,187,000
   Short-term investments                                                       8,114,000       11,616,000
   Current portion of restricted cash                                                 -            375,000
   Prepaids and other current assets                                            1,525,000        1,312,000
                                                                            --------------   --------------
Total current assets                                                           17,616,000       19,490,000

Restricted cash                                                                       -            656,000
Property and equipment, net                                                     2,678,000        1,704,000
Patents                                                                         6,947,000        5,235,000
Deposits and other assets                                                         802,000        1,062,000
                                                                            --------------   --------------

Total assets                                                                $  28,043,000    $  28,147,000
                                                                            ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                                 $   2,092,000    $     755,000
   Deferred contract revenues                                                         -             78,000
   Accrued payroll and related expenses                                           430,000          463,000
   Current portion of note payable to bank                                            -            375,000
   Current portion of obligations under equipment loans and notes payable         423,000           40,000
                                                                            --------------   --------------
Total current liabilities                                                       2,945,000        1,711,000

Deferred rent payable                                                                 -          1,388,000

Equipment loans and notes payable                                               1,466,000          656,000

Minority interest in consolidated subsidiary                                    1,896,000              -

Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares authorized,
   659,898 shares issued and outstanding at September 30, 1998                      7,000              -
  Common stock, $.01 par value, 75,000,000 and 50,000,000 shares authorized at September 30, 1998 and December 31, 1997, respectively;
   4,987,026 and 4,603,213 shares issued and outstanding at
   September 30, 1998, and December 31, 1997, respectively                         50,000           46,000
  Additional paid-in capital                                                  142,671,000      131,564,000
  Accumulated deficit                                                        (120,994,000)    (107,188,000)
  Unrealized gains (losses) on available-for-sale securities                        2,000          (30,000)
                                                                            --------------   --------------
Total stockholders' equity                                                     21,736,000       24,392,000
                                                                            --------------   --------------

Total liabilities and stockholders' equity                                  $  28,043,000    $  28,147,000
                                                                            ==============   ==============

NOTE: THE BALANCE SHEET AT DECEMBER 31, 1997 HAS BEEN DERIVED FROM THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                CYTEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three months ended September 30,      Nine months ended September 30,
                                                                 1998               1997              1998               1997
                                                            -------------      -------------      -------------      -------------
                                                                       (UNAUDITED)                           (UNAUDITED)
REVENUES
Research and development                                    $  1,387,000        $ 1,625,000       $  1,387,000       $  2,750,000
Research grants and other income                                 387,000            196,000          1,364,000          1,131,000
                                                            -------------      -------------      -------------      -------------
                                                               1,774,000          1,821,000          2,751,000          3,881,000

OPERATING EXPENSES
Research and development                                       5,690,000          3,807,000         14,092,000         12,305,000
General and administrative                                       885,000            950,000          3,497,000          2,577,000
                                                            -------------      -------------      -------------      -------------
                                                               6,575,000          4,757,000         17,589,000         14,882,000

Minority interest in net loss of consolidated subsidiary         136,000                -              281,000                -
Interest income, net                                             213,000            169,000            752,000            615,000
                                                            -------------      -------------      -------------      -------------

Net loss                                                    $ (4,452,000)      $ (2,767,000)      $(13,805,000)      $(10,386,000)
                                                            =============      =============      =============      =============

Net loss per share - basic and diluted                      $      (0.91)      $      (0.76)      $      (2.91)      $      (2.88)
                                                            =============      =============      =============      =============

Shares used in computing net loss per share - basic
  and diluted                                                  4,868,482          3,635,038          4,740,123          3,604,113
                                                            =============      =============      =============      =============


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                CYTEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Nine months ended September 30,
                                                                                        1998                1997
                                                                                    --------------     --------------
                                                                                               (UNAUDITED)
OPERATING ACTIVITIES
Net loss                                                                            $ (13,805,000)     $ (10,386,000)
Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                     597,000            664,000
        Deferred rent                                                                    (225,000)          (177,000)
        Deferred revenue                                                                  (78,000)          (158,000)
        Minority interest in consolidated subsidiary                                     (281,000)               -
        Gain on sale of equipment                                                         (30,000)           (35,000)
        Changes in operating assets and liabilities:
           Other current assets                                                          (213,000)            97,000
           Accounts payable and accrued liabilities                                     1,337,000           (659,000)
           Accrued payroll and related expenses                                           (33,000)          (260,000)
                                                                                    --------------     --------------
Net cash used in operating activities                                                 (12,731,000)       (10,914,000)

INVESTING ACTIVITIES
Purchases of available-for-sale securities                                            (14,981,000)       (23,923,000)
Maturities of available-for-sale securities                                            12,845,000         17,764,000
Sales of available-for-sale securities                                                  5,670,000         16,594,000
Proceeds from the sale of equipment                                                       104,000             35,000
Proceeds from the sale of assets of subsidiary                                            100,000            211,000
Expenditures related to early lease termination                                          (226,000)               -
Purchases of property and equipment                                                    (1,862,000)          (240,000)
Patents                                                                                  (812,000)          (878,000)
Deposits and other assets                                                                 160,000            207,000
                                                                                    --------------     --------------
Net cash provided by investing activities                                                 998,000          9,770,000

FINANCING ACTIVITIES
Principal payments under capital lease obligations and equipment notes payable            (68,000)          (300,000)
Principal payments on note payable to bank                                             (1,031,000)          (281,000)
Restricted cash for note payable collateral                                             1,031,000            281,000
Proceeds from the issuance of equipment notes payable                                   1,197,000                -
Net proceeds from issuance of preferred stock                                           9,700,000                -
Net proceeds from issuance of common stock                                              2,694,000          3,045,000
                                                                                    --------------     --------------
Net cash provided by financing activities                                              13,523,000          2,745,000

Increase in cash and cash equivalents                                                   1,790,000          1,601,000
Cash and cash equivalents at beginning of period                                        6,187,000          3,231,000
                                                                                    --------------     --------------
Cash and cash equivalents at end of period                                          $   7,977,000      $   4,832,000
                                                                                    ==============     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                       $      96,000      $      95,000
                                                                                    ==============     ==============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Unrealized gains on available-for-sale securities                                   $      32,000      $      19,000
                                                                                    ==============     ==============
Issued common stock for non-exclusive license agreement for patent rights           $     900,000      $         -
                                                                                    ==============     ==============
Early lease termination - net debt extinguishment and asset abandonment             $     152,000      $         -
                                                                                    ==============     ==============
Promissory note and stock received for sale of assets of subsidiary                 $         -        $     800,000
                                                                                    ==============     ==============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

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

      A one-for-seven reverse split of the Company's common stock was effected on November 13, 1998. The reverse split was approved by the Company's Board of Directors on November 2, 1998 pursuant to authority granted to the Board of Directors by the Company's stockholders at a special meeting held on October 30, 1998. All common share balances and net loss per share amounts presented in these financial statements have been retroactively adjusted to reflect the reverse stock split.

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

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

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

2.    Research and Development Agreements

      In July 1998, the Company entered into an exclusive sublicense and option agreement with Elan International Services Ltd. (Elan), a subsidiary of Elan Corporation plc, granting Elan rights to a patent involving use of antibodies that bind VLA-4 integrin for the treatment of inflammatory conditions. In connection with this agreement, which included the grant of an exclusive sublicense, Elan made a $4.0 million equity investment in Cytel, of which $2.6 million was allocated to the purchase price of 285,714 shares of the Company's common stock and $1.4 million was allocated to the rights granted under the exclusive sublicense and option agreement. Elan will make additional payments upon achievement of certain milestones as well as royalty payments on sales. In addition, Elan will have the option to enter into a non-exclusive sublicense for patent rights to other VLA-4 blocking compounds.

      In September 1997 as part of a letter of intent, Searle purchased 317,460 shares of Cytel common stock for $5 million for an exclusive right to negotiate a definitive agreement. The Company then invested $6.5 million in cash and transferred $1.5 million in other assets to fund Epimmune. In February 1998, Epimmune entered into a collaborative agreement with Searle to develop immune-stimulating products for the treatment of cancer. Under the terms of the agreement, Epimmune has granted Searle exclusive worldwide rights to its epitope and PADRE technologies in the cancer field, excluding rights previously granted to Takara Shuzo Co., Ltd. Biomedical Group (Takara) for the ex vivo treatment of cancer in Japan.

      As part of the agreement, Searle purchased 1,032,149 shares of Epimmune's convertible preferred stock for $6.1 million and 659,898 shares of Cytel's convertible preferred stock for $3.9 million. Cytel simultaneously purchased 659,898 shares of Epimmune's convertible preferred stock for $3.9 million. Searle has the right to convert the Cytel convertible preferred stock into Cytel common stock after three years or to convert to Epimmune common stock at any time. In addition to the $15 million investment made to date, Searle will make milestone payments to Epimmune upon achievement of certain preclinical and clinical milestones. Searle has the option to deliver shares of the Cytel convertible preferred stock in lieu of up to 50% of certain milestone payments. Searle will also pay royalties to Epimmune on product sales. In addition, Searle has rights of first refusal with respect to newly-issued securities of Cytel, enabling Searle to maintain its percentage ownership in Cytel. As of September 30, 1998, Cytel owned 86.6% of the outstanding capital stock of Epimmune, and Searle owned 13.4%.

      In February 1998, the Company entered into a non-exclusive licensing agreement with Glycomed Incorporated (Glycomed), a wholly-owned subsidiary of Ligand Pharmaceuticals

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

Incorporated, under which the Company received rights to a family of Glycomed patents relating to certain carbohydrate compounds for the treatment of acute inflammation, including the Company's most advanced product, Cylexin. The Company paid a license fee of $900,000 consisting of 84,475 shares of the Company's common stock at $10.65 per share. Glycomed will receive milestone payments upon the first New Drug Application and the first FDA approval of each licensed product. These payments may also be made in Company stock, at the Company's option. Glycomed will also receive royalties on worldwide net sales of a licensed or sublicensed product.

      In September 1996, the Company entered into a collaborative agreement with Baxter Healthcare Corporation's Nextran unit (Nextran) to develop a carbohydrate product for use in xenotransplantation. Under the agreement, the Company will manufacture and sell a carbohydrate which Nextran will incorporate into a xenotransplant product. Nextran made an up-front payment and purchased shares of the Company's common stock for the right to enter into an exclusive supply agreement. In January 1997, the Company achieved a milestone with delivery of the initial batch of a bioactive carbohydrate to Nextran. As a result, Nextran made the first milestone payment. In December 1997, Nextran paid an option fee and purchased additional shares of the Company's common stock for the right to extend and expand the original agreement. Nextran will make additional payments to the Company upon option exercise, achievement of milestones and supply of carbohydrate. In October 1998, Nextran made a payment upon exercise of an option to enter into a second exclusive supply agreement with the Company.

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

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

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

      Since its inception in July 1987, the Company has devoted substantially all of its resources to the discovery and development of its potential therapeutic products. To date, the Company has not received any revenues from the sale of products. The Company has funded its research and development primarily from equity-derived working capital and through strategic alliances with other companies. The Company has been unprofitable since its inception and expects to incur substantial operating losses for the next several years. As of September 30, 1998, the Company's accumulated deficit was $121.0 million.

Results of Operations

      Revenues for the three and nine months ended September 30, 1998 were $1.8 million and $2.8 million as compared to $1.8 million and $3.9 million, respectively, for the same periods in 1997. Research and development revenues for the first nine months of 1998 consist of funds paid by Elan under an exclusive sublicense and option agreement entered into in July 1998. Research and development revenues for the first nine months of 1997 consisted of funding received under the Company's collaborative research agreements with Searle, Nextran and Abbott. Additional research and development revenues for 1998 are dependent upon option exercises or the achievement of milestones by the Company's collaborators under existing collaboration agreements or the initiation of new collaborative research and development relationships. There can be no assurance such events will occur on a timely basis, if at all, or that the Company will be able to establish or maintain any such collaborative relationships. Subsequent to the quarter ended September 30, 1998, Nextran made a payment upon exercise of an option to enter into a second exclusive supply agreement with the Company. Abbott's option to license certain of the Company's technology under its collaboration with the Company expired and the collaboration terminated as of July 31, 1998. Abbott and Cytel are in disagreement regarding certain issues under the collaboration, including whether certain carbohydrates to be used in Abbott's nutritional products are covered by the Company's technology. The parties are continuing to discuss possible resolution of such issues although there can be no assurance that the parties will be able to reach a mutually acceptable resolution. Research grant revenues for the three and nine months ended September 30, 1998 increased slightly from the comparable periods in 1997.

      Research and development expenses for the three and nine months ended September 30, 1998 increased by $1.9 million and $1.8 million, respectively, over the same periods in 1997. The increases in 1998 over 1997 are primarily attributable to increased clinical trial costs due to accelerated patient recruitment in the Phase II/III study of the Company's lead drug candidate, Cylexin, for the prevention of reperfusion injury in infants following heart surgery requiring

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION

cardiopulmonary bypass and attendant increased costs for manufacturing clinical supplies as well as for new manufacturing and research and development facilities. During the remainder of 1998, clinical trial costs are expected to remain at the current level or increase slightly as patient enrollment continues in the Cylexin clinical program. The Company incurred additional non-recurring facilities costs in the second and third quarters of 1998 related to its recent moves into the new manufacturing facility for Cylexin and into a new corporate headquarters and research and development facility in September 1998. General and administrative expenses for the nine months ended September 30, 1998 increased $0.9 million as compared to the same period in 1997 due to increased legal costs associated with the Company's collaboration agreements, additional personnel and the non-recurring expenses associated with moving to the new facilities discussed above. The majority of the non-recurring facilities expense allocated to both research and development and general and administrative expense categories, associated with moving to new facilities, was incurred through the third quarter, although some additional expense is anticipated in the fourth quarter of 1998. The relocation to new facilities is expected to result in a significant reduction in facilities costs in subsequent years.

      Net interest income increased slightly for the three and nine months ended September 30, 1998 over the same periods in 1997. The increase in interest income is due to higher average cash balances overall in 1998 versus 1997.

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

Liquidity and Capital Resources

      The Company has financed operations since inception primarily through private placements of its equity securities, two public common stock offerings, revenues under collaborative research and development agreements, grant revenues and interest income. In August 1998, Elan made an equity investment in the Company totaling $4.0 million, of which $2.6 million was allocated to the purchase price of shares of the Company's common stock and $1.4 million was allocated to the rights granted under an exclusive sublicense and option agreement. In February 1998, Searle, one of the Company's research and development collaborators, made an additional equity investment in the Company and the Company's subsidiary, Epimmune, totaling $10.0 million. Also in February 1998, the Company issued $0.9 million in common stock in exchange for a non-exclusive license agreement with Glycomed. Through September 1998, the Company has raised approximately $144.9 million from the sale of equity securities. The Company has financed its laboratory equipment and research and office facilities primarily through capital, debt and lease financing arrangements.

      The Company had net working capital of $14.7 million as of September 30, 1998 compared to $17.8 million at December 31, 1997. Cash, cash equivalents and short-term investments decreased to $16.1 million as of September 30, 1998 as compared to $17.8 million at December 31, 1997. Net cash used in operating activities was $12.7 million and $10.9 million for the nine months ended September 30, 1998 and 1997, respectively. The increase in net cash used in

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION

operating activities was due primarily to increased expenses on lower revenues for the first nine months in 1998 as compared to the same period in 1997. This increase was offset by cash provided through increased accounts payable and accrued liabilities at September 30, 1998 as compared to the pay down of accounts payable and accrued liabilities at September 30, 1997. Subsequent to the quarter ended September 30, 1998, Nextran made a payment upon exercise of an option to enter into a second exclusive supply agreement with the Company.

      For the nine months ended September 30, 1998, the Company acquired an aggregate of $1.9 million in capital equipment as compared to $0.2 million in the first nine months of 1997. This increase is primarily attributable to leasehold improvements and equipment purchases for the new manufacturing facility which was completed and ready for occupancy at the beginning of June 1998. Most of these capital additions are being financed through two secured term line of credit arrangements with four-year repayment terms, totaling $3.3 million, completed in July and August of 1998. One of these credit facilities for $0.8 million was established to finance capital additions of Epimmune.

      The Company's cash, cash equivalents and short-term investments are expected to decline primarily due to the continued clinical development of Cylexin and the conduct of its research and development programs. While the Company's investments may periodically reflect unrealized losses, management attempts to schedule the maturities of the Company's investments to coincide with the Company's expected cash requirements. In an effort to maintain sufficient resources to complete the ongoing Cylexin clinical trials, the Company has taken numerous cost cutting measures including moving to lower cost facilities, termination of early-stage research and development programs and a reduction in force in November 1998.

      The Company will need to raise substantial additional funds soon to continue its current operations and to conduct research, preclinical development and clinical trial activities. If additional funding is not available, Cytel anticipates its existing available cash, cash equivalents and short-term investments, investment income and research and development funding from collaborative agreements and research grants will be sufficient to enable the Company to continue operations to the end of 1998. It is the Company's intention to seek additional funding through equity or debt financing, the sale or license of certain of its technologies or other assets or collaborative research and development relationships with suitable corporate partners. There can be no assurance that any such financing or transaction will be available on favorable terms, if at all, or that any collaboration agreements to which the Company is or may become a party will successfully reduce the Company's funding requirements. The suspension or termination of Cytel's collaborations with its existing corporate partners or the inability to enter into new collaborations, the failure of any such collaborations to be successful or the delay in their development or commercialization of products could have a material adverse effect on the Company's business, financial condition and results of operations. If adequate funds are not available, the Company will be required to delay, scale back or eliminate one or more of its drug discovery or development programs; obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to or sell certain of its technologies, product candidates or products that the Company would not otherwise relinquish or sell; sell itself or certain of its technologies or other assets to a third party; cease operations; or declare bankruptcy.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION

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

      As is typical in the biotechnology industry, the commercial success of the Company will depend in part on the Company neither infringing patents issued to competitors nor breaching the technology licenses upon which the Company's products might be based. The Company's business is also subject to other significant risks, including the uncertainties associated with the lengthy regulatory approval process and with potential competition from other products. Even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of reasons. Such reasons include, but are not limited to the Company's inability to fund clinical development of such products, or the possibilities that the potential products will be found ineffective during clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, or be uneconomical to market.

      The rules of the Nasdaq National Market System (Nasdaq NMS) require that as a condition of the continued listing of a company's securities on the Nasdaq NMS, a company satisfy at least one of several alternative maintenance schedules, which generally require that a company meet certain minimum criteria relating to its financial condition, results of operations and trading market for its listed securities. One of such criteria is the Nasdaq NMS minimum bid price requirement of $1.00 per share. Based on the recent trading history of the Company's common stock, the Company decided to effect a one-for-seven reverse split of the Company's common stock, which occurred on November 13, 1998 (the Reverse Split). There can be no assurance that prices for shares of the common stock after the Reverse Split will be seven times the prices for shares of the common stock immediately prior to the Reverse Split, that the Company will be successful in meeting the Nasdaq NMS maintenance criteria or, that, even if these maintenance criteria are met, Nasdaq will continue to list the Company's common stock on the Nasdaq NMS. The delisting of the Company's common stock from the Nasdaq NMS could adversely affect the liquidity of the Company's common stock and the ability of the Company to raise capital.

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

2.    Change in Securities

      During the period covered by this Form 10-Q, the Company sold and issued the following securities which were not registered under the Securities Act of 1933, as amended (the Securities Act):

      (1) In July 1998, the Company entered into a Stock Purchase Agreement with Elan International Services Ltd. (Elan) in connection with an exclusive sublicensing agreement entered with Elan. Pursuant to such agreement, the Company issued 2,000,000 shares of common stock (285,714 shares, as adjusted for the one-for-seven reverse stock split effective November 13, 1998) of the Company to Elan for an aggregate purchase price of $4.0 million.

      The sale and issuance of securities in the transaction described above was deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) and/or Regulation D promulgated thereunder.

      The recipient represented their intention to acquire the securities for investment purposes only and not with a view to the distribution thereof. Appropriate legends are affixed to the stock certificate issued in such transaction. The recipient received adequate information about the Company.

3.    Defaults Upon Senior Securities

      None.

4.    Submission of Matters to a Vote of Security Holders

      None.

5.    Other Information

      None.

PART II.  OTHER INFORMATION

6.     Exhibits and Reports on Form 8-K

       (a)    Exhibits.

       Exhibit 3.8 Certificate of Amendment of Amended and Restated Certificate of Incorporation.

       Exhibit 10.60 Sublease Agreement, between the Registrant and Amylin Pharmaceuticals, Inc., dated as of June 1, 1998.

       Exhibit 10.61       Amended and Restated Sublicense and Option
                           Agreement, between the Registrant and Elan
                           International Services Ltd., dated November 10, 1998 (with certain confidential portions deleted) (1). and side letter entered between the Registrant and Elan International Services, Ltd., dated November 10, 1998

       Exhibit 27          Financial Data Schedule

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

                                             CYTEL CORPORATION

Date: November 16, 1998                      By:/s/ Robert L. Roe
                                                --------------------------------
                                                Robert L. Roe
                                                Chief Operating Officer
                                                (Duly Authorized Officer and
                                                Principal Financial Officer)

                                             By:/s/ Paula Moody
                                                --------------------------------
                                                Paula Moody
                                                Controller
                                                (Principal Accounting Officer)