Form 10-K405
period 1998-12-31
CYTEL CORP/DE
filed 1999-04-15
CIK 822206

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

                          COMMISSION FILE NO. 0-19591

                               CYTEL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      33-0245076
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

                            9393 Towne Centre Drive
                          San Diego, California 92121
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (619) 450-7100

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 Par Value
                                (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of March 31, 1999 was approximately $13.7 million, based on the closing price on that date of Common Stock on the Nasdaq National Stock Market.*

    The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 4,997,322 as of March 31, 1999.
---------------
* Excludes 339,641 shares of Common Stock held by directors and officers and stockholders whose beneficial ownership exceeds 10% of the shares outstanding on March 31, 1999. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

Unless otherwise indicated, all references to "Cytel" are to Cytel Corporation, all references to "Epimmune" are to Epimmune Inc., a majority-owned subsidiary of Cytel, and all references to the "Company" are to the combined entity of Cytel and Epimmune.

Epimmune(TM), PADRE(TM), EpiGene(TM) and Cylexin(R) are trademarks of the Company.

GENERAL

Cytel was founded in 1987 to develop therapeutic products for treatment of immunological diseases. The Company's core business is the development of vaccines to treat and prevent infectious diseases and cancer conducted by Epimmune. Epimmune was formed in October 1997 and, as of March 31, 1999, Cytel owned approximately 75% of the outstanding stock of Epimmune. Cytel's business also included a therapeutic anti-inflammatory program based on cell adhesion inhibitors and its Glytec business unit, encompassing proprietary manufacturing technology for the enzymatic synthesis of bioactive complex carbohydrates. In the first quarter of 1999, Cytel sold or discontinued its non-vaccine programs, resulting in a significant modification to Cytel's focus of operations. This modification resulted in significant adjustments to the Company's financial results for both December 31, 1998 and March 31, 1999.

Epimmune's core technology capitalizes on the knowledge of how the immune system is stimulated and which arms of the immune system need to be stimulated for treatment or prevention of different infectious diseases and cancer. G.D. Searle & Co. ("Searle"), a wholly-owned subsidiary of Monsanto Co., entered a collaborative relationship with Epimmune in February 1998 to develop novel vaccines for cancer. The collaborative efforts of Epimmune and Searle are focused initially on the treatment of breast, colon and lung cancer. Epimmune has received $16.5 million in equity financing from Searle and Cytel and, under its agreement with Searle, may receive additional preclinical and clinical milestone payments from Searle as products from the collaboration are developed and launched.

Cytel completed its Phase II/III clinical trial of Cylexin, its lead cell adhesion inhibitor compound, in March 1999. Cylexin showed no benefit over placebo in the 138 patient trial for the treatment of reperfusion injury in infants undergoing cardiopulmonary bypass ("CPB") to facilitate the surgical repair of life threatening heart defects. Cytel has another class of cell adhesion blockers, VLA-4 integrin blockers, directed toward the treatment of chronic inflammatory diseases. This class of cell adhesion blockers has been shown to be effective in accepted animal models of chronic inflammatory disease. Cytel's lead integrin blocker exhibits potential for bronchial and oral administration, essential for a chronic-use drugs. In light of the disappointing results of the Phase II/III trial of Cylexin, Cytel has ended its pursuit of cell adhesion therapeutics and expects to sell or dispose of its remaining cell adhesion related assets.

Cytel's Glytec business unit was established to manufacture or enable the manufacture by its partners of bioactive carbohydrates for consumer products and medical products. Cytel recently announced the sale of its Glytec carbohydrate synthesis and manufacturing intellectual property assets to Neose Technologies, Inc. ("Neose") for an upfront cash payment of $3.5 million and certain additional contingent cash consideration. Neose has acquired Cytel's carbohydrate technology subject to

Cytel's license to Baxter Healthcare Corporation's Nextran unit for xenotransplantation completed in February 1999. Cytel received $4.0 million in consideration for the Nextran transaction, which included the sale of certain fixed assets, assignment of certain liabilities and license to certain Glytec technology. Cytel expects to use the proceeds from the Glytec sale, together with existing cash resources, to meet its financial obligations, including corporate restructuring and termination costs of all of its non-vaccine programs. There can be no assurance, however, that Cytel's cash resources will be sufficient to satisfy all of its financial obligations.

None of the products under development by the Company have been approved for their intended use, and the Company does not anticipate that such products will be available for a number of years, if at all.

EPIMMUNE

BACKGROUND

Epimmune, established in October 1997, is currently a majority-owned subsidiary of Cytel, operating under separate management and financing. Based on the Company's substantial immunology expertise and scientific leadership in the field of T-cell recognition and stimulation, Epimmune is focused on developing novel vaccines to treat and prevent infectious diseases and cancer. Epimmune's unique capabilities include a rapid Epitope Identification System ("EIS") for identifying, from the sequences of tumor-associated antigens and infectious agents, those antigen fragments ("epitopes") which are capable of eliciting a potent immune response. Additionally, Epimmune has established a broad proprietary position covering the EIS, numerous epitopes for cancer and infectious disease vaccine targets and other vaccine technology.

In February 1998, Epimmune entered a collaborative research and development agreement with Searle to develop immune stimulating products for the treatment of cancer. The parties' collaborative cancer program is focused initially on the treatment of breast, colon and lung cancer, and the first clinical trial is expected to be initiated in 2000. Outside the Searle collaboration, Epimmune's product targets include prophylactic vaccines for hepatitis C virus ("HCV"), HIV and malaria and therapeutic vaccines for hepatitis B virus ("HBV"), HCV, human papilloma virus ("HPV") and HIV.

 TECHNOLOGY PLATFORM

Overview. For treatment and prevention of certain infectious diseases and tumors, eliciting a strong cellular immune response is critical. It has been shown in individuals who spontaneously clear chronic viral infection, and in cancer patients who respond to immunotherapy, that the cellular immune response is associated with viral clearance and tumor regression. This cellular response is comprised of activated cytotoxic T cells ("CTL") and helper T cells ("HTL") which are directed toward multiple discrete and specific antigen fragments, known as antigen-specific epitopes. Recreating this "multi-specific" CTL and HTL response is the objective of a number of groups in the immunotherapy and vaccine fields. Many have taken the approach of using whole antigens or genes and letting the immune system "decide" which epitopes to recognize. This approach has been successful for many prophylactic vaccines but has not been successful for stimulating a sufficiently strong or broad cellular immune critical to treat chronic infectious diseases and cancer and prevent certain diseases such as HCV, HIV and malaria. By selecting and immunizing with an EpiGene vaccine, a DNA vaccine encoding a set of specific epitopes to which the immune system is capable of responding, Epimmune has shown that it can achieve a broader and stronger cellular immune response than that obtained by using whole antigens or genes.

Antigen-Specific Epitopes. Epimmune's approach to vaccine development is to rationally create a multi-specific cellular response, causing the immune system to be specifically stimulated against multiple, select epitopes which meet stringent criteria. Accordingly, Epimmune has developed its EIS to rapidly identify these antigen-specific epitopes from the genetic information of tumor-associated antigens or infectious agents (viruses, bacteria and parasites). Using EIS, Epimmune has already identified epitopes for a number of indications, including breast, lung and colon cancers, as well as HCV, HBV, HPV, HIV and malaria. The identified epitopes include CTL epitopes that bind MHC-I and are recognized by cytotoxic T cells, and HTL epitopes that bind MHC-II and are recognized by helper T cells.

 Antigen-specific epitopes, or synthetic genes encoding these epitopes, are believed to offer a number of benefits over traditional vaccine approaches.

- First, the epitopes are selected from conserved regions of viral or tumor-associated antigens, reducing the likelihood of escape mutants. When using whole antigens, there is evidence that the immune response is directed largely toward variable regions of the antigen, allowing immune escape due to mutations.

- Second, the ability to combine selected epitopes (CTL and HTL) and to alter their composition to enhance immunogenicity allows for manipulation of the immune response, as appropriate, for the target disease. Similar engineering of the response is not possible with traditional approaches.

- Third, a major benefit of epitope-based, immune-stimulating vaccines is their safety. The possible pathological side effects caused by infectious agents or whole protein antigens, which might have their own intrinsic biological activity, is eliminated.

- Finally, in order to develop the most effective vaccines, multiple antigens should be targeted. Combining multiple epitopes into a single vaccine offers a simple alternative to traditional combination vaccines and enables the design of a well-characterized product which contains minimal extraneous biological material.

Rapid Epitope Identification System. Epimmune's EIS was developed and optimized by the Company's scientists based on extensive work over the past 10 years in the field of T-cell recognition and stimulation. Numerous patent applications owned or licensed by Epimmune cover the methods employed by the EIS, as well as the epitope compositions which result from its use. With the genetic sequence of a tumor-associated antigen, virus, bacteria or parasite as input, the EIS performs the following analysis to rapidly identify the antigen-specific epitopes which meet pre-determined criteria for conservancy, binding, population coverage and immunogenicity.

- Computer algorithms analyze the sequence of all known antigens associated with the target indication for the presence of peptides which contain epitope motifs and meet sequence conservancy requirements (epitopes from variable regions of the antigen are avoided).

- Peptides meeting the requirements of the computer screen are synthesized and in vitro HLA binding assays are performed.

- Peptides are evaluated for superfamily binding (assessing their ability to bind broadly within a family of HLA molecules). Identifying epitopes which bind broadly within three superfamilies enables broad population coverage for the ultimate vaccine.

- Peptides are then tested for immunogenicity, both in vivo in transgenic mice which express human MHC and in vitro against infected or transfected cells.

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

PRODUCT CANDIDATE VACCINES

Epimmune has a number of vaccine product opportunities as described in the following table:

      Indication                 Product Development Stage    Commercialization Rights

      Cancer
        Therapeutic Vaccines
           Breast                Preclinical                  Searle
           Colon                 Preclinical                  Searle
           Lung                  Preclinical                  Searle
           Prostate              Epitope/Antigen              Searle
                                   Identification
        Ex Vivo                  Preclinical                  Takara/Searle

      Infectious Diseases
        Therapeutic Vaccines
           Hepatitis B           Preclinical                  Epimmune
           Hepatitis C           Preclinical                  Epimmune
           HIV                   Preclinical                  Epimmune
           Papilloma virus       Epitope/Antigen              Epimmune
                                   Identification

      Prophylactic
        Vaccines
           Hepatitis C           Preclinical                  Epimmune
           HIV                   Preclinical                  Epimmune
           Malaria               Preclinical                  Epimmune

INTELLECTUAL PROPERTY

Epimmune was founded with the vaccine technology patent estate developed by Cytel over approximately 10 years. The scientific founders of Epimmune are recognized leaders in the fields of T-cell recognition, epitope identification and immune stimulation. With 10 issued United States patents, 19 issued foreign patents, more than 160 pending applications worldwide and licenses to other intellectual property relevant to epitope discovery, Epimmune has established a broad intellectual property position directed toward processes of epitope identification, epitope compositions and uses.

CORPORATE COLLABORATIONS

Epimmune expects to enter into research and development collaborations with multiple pharmaceutical and biotechnology companies to commercialize therapeutic and prophylactic vaccines in select infectious disease fields. Epimmune's unique capabilities include expertise in identifying those epitopes from viral and tumor-associated antigens which elicit the desired immune response and creating and evaluating product candidates which elicit a potent immune response. The Company's current partners include:

G.D. Searle & Co. The scope of the collaboration, established in February 1998, is the treatment of cancer worldwide, excluding ex vivo cellular therapy in Japan. The parties are combining Epimmune's proprietary cancer-specific epitope and PADRE technologies with Searle's cytokine technology to develop a new class of cancer therapies designed to induce highly specific immune responses. In addition to the $15 million investment made to date in Epimmune and Cytel, Searle will fund product development, make milestone payments upon achievement of certain preclinical and clinical milestones which could exceed $100 million, and pay royalties on product sales.

Takara Shuzo Co., Ltd. ("Takara"). In 1994, Cytel established a collaboration with Takara, focused on ex vivo cellular therapy for treatment of cancer. Cytel's rights and obligations were transferred to Epimmune during its formation in October 1997. Takara, who is collaborating with Japanese investigators on the evaluation and optimization of ex vivo cellular therapies, has rights to Epimmune technology for ex vivo treatment of cancer in Japan. Under the terms of the collaboration, Epimmune has a license to any patents or know-how developed by Takara in the field. Takara will make payments upon achievement of certain clinical milestones and pay Epimmune royalties on sales of any products resulting from the collaboration.

CELL ADHESION THERAPEUTIC PROGRAM

BACKGROUND

Cytel's cell adhesion therapeutic program was directed toward treating acute and chronic inflammatory conditions by blocking specific cell adhesion molecules responsible for the recruitment of white blood cells to sites of inflammation. Cytel's scientists have been at the forefront in the identification and characterization of cell adhesion molecules, including the receptors present on one cell that bind to ligands on another cell and mediate cell adhesion. The receptors and ligands operate in a lock-and-key manner to initiate an inflammatory response. The adhesion of white blood cells to the cells lining the blood vessel wall is a pivotal event in acute and chronic inflammatory responses. Cytel pursued development of Cylexin, its lead cell-adhesion blocker, for the prevention of reperfusion injury in infants undergoing CPB and has a second class of cell adhesion blockers, VLA-4 integrin blockers, directed toward the treatment of chronic inflammatory diseases. In March 1999, Cytel discontinued its cell adhesion program based on disappointing results from its Phase II/III clinical trial of Cylexin.

CYLEXIN

Cylexin, is a carbohydrate that blocks both P and E selectins. Based on results from two relevant animal studies conducted with Cylexin by Harvard Medical School researchers, together with clinical data from Cytel's Phase II trial of Cylexin in reperfusion injury following CPB in adult patients undergoing surgery to remove chronic blood clots from their lungs, Cytel initiated a Phase II/III clinical trial of Cylexin for the prevention of reperfusion injury in infants undergoing CPB to facilitate surgical repair of life threatening heart defects.

The Phase II/III trial was designed as a 250-patient double-blind, placebo-controlled efficacy and safety study and was conducted at 11 leading centers for pediatric cardiac surgery in the United States and Canada, including Boston Children's Hospital, Children's Hospital of Philadelphia, The Cleveland Clinic Foundation, Children's Hospital of Los Angeles and Cincinnati Children's Hospital Medical Center. It was designed to evaluate efficacy and safety in two groups of infants undergoing surgery to correct congenital heart defects. The groups (a high-risk and a low-risk group) were defined based on expected peri-operative mortality rates. The efficacy parameters that Cytel studied in the trial included improvement in post-operative cardiac, pulmonary and renal function and reduction in neurological sequelae. Cytel also focused on important measures of pharmacoeconomic value, including reduction in ventilator time, reduction in the use of drugs for cardiac stabilization, reduction in days in the intensive care unit and reduction in overall hospital stay.

In March 1999, the trial was completed for the low-risk group and the data were analyzed. One hundred thirty-eight patients were included in the analysis. There were no clinically meaningful or statistically significant outcomes for any of the primary endpoints (time in ICU, time to removal from ventilatory support or amount of cardiac support drugs used) nor in any of the secondary endpoints evaluated. Side effects were essentially equivalent in the Cylexin and placebo treatment groups. Once this analysis was completed, the trial was halted.

From March 1991 through January 1997, Cytel and Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo") worked together to develop drugs based on Cytel's selectin technology for the treatment of white blood cell-mediated diseases pursuant to the terms of a technology development agreement. Sumitomo has licensed rights to develop and commercialize compounds resulting from the collaboration in Pacific Rim countries. Although Sumitomo has rights to Cylexin in the Pacific Rim, it has informed Cytel that it will not pursue Cylexin for the CPB indication and may not pursue Cylexin for any indication.

INTEGRIN BLOCKERS

The migration of certain classes of white blood cells (lymphocytes, eosinophiles and monocytes) into organs or tissues is central to the pathogenesis of a variety of chronic inflammatory diseases. Integrins are a group of adhesion receptors on the surface of these white blood cells which bind to ligands on epithelial cells lining blood vessels in a lock-and-key manner and thereby initiate a chronic inflammatory response. Integrin blockers should therefore inhibit white blood cell infiltration and the resulting pathology in the target tissues. Cytel scientists selected the VLA-4 integrin as the most relevant molecular target for its integrin blocker program based on the Company's own work and supporting data reported in the literature from a variety of animal models of chronic inflammation including asthma, colitis, diabetes, transplantation, multiple sclerosis and arteriopathy. Cytel has demonstrated that its lead VLA-4 inhibitor compound is effective in several animal models including multiple models of asthma. In vivo studies have shown: (i) a protective effect against antigen-induced late responses and airway hyper responsiveness in allergic sheep; (ii) a significant reduction in eosinophil recruitment to the airways and airway hyperresponsiveness in antigen-challenged mice; and (iii) an improvement in pulmonary function and reduction in white blood cell recruitment in antigen-challenged rabbits.

Cytel has an exclusive license from the Fred Hutchinson Cancer Research Center ("FHCRC") to lymphocyte adhesion technology related to blocking the VLA-4/CS-1 interaction. A United States patent was granted to FHCRC covering the use of antibodies directed at VLA-4 to treat or prevent inflammation. Additional claims from this application are in prosecution for peptides and other agents. Cytel is obligated to make milestone and royalty payments to FHCRC during the development and commercialization of products that are covered by FHCRC patents. In July 1998, Cytel signed an exclusive sublicensing and option agreement with Elan Corporation's subsidiary Elan International Services, Ltd. ("Elan"), granting it rights under the FHCRC antibody patent. In addition, Elan has the option to enter into a non-exclusive sublicense for rights to future patents resulting from the FHCRC application. As part of the agreement, Elan made a $4 million equity investment in Cytel and will make future milestone and royalty payments.

In conjunction with the announcement that clinical trials of Cylexin have been halted, Cytel decided to end its pursuit of cell adhesion therapeutics and will pursue the sale of its remaining cell adhesion related assets. The company believes it may still get revenues from Elan due to Elans development of the Licensed technology.

GLYTEC MANUFACTURING BUSINESS

In February 1999, Cytel licensed its proprietary carbohydrate synthesis and manufacturing technology to Baxter Healthcare Corporation's Nextran unit for exclusive use in xenotransplantation and sold Nextran certain related fixed assets. Cytel received $4 million of consideration in the transaction. This licensing arrangement replaced Cytel's exclusive agreements with Nextran for the supply of a specific bioactive carbohydrate for use in xenotransplantion. In connection with the license of rights to Cytel's carbohydrate synthesis and manufacturing technology to Nextran for xenotransplantation and upon Cytel's announcement that it halted clinical trials of Cylexin, Nextran assumed the facility lease and certain personnel related to this manufacturing operation.

In March 1999, Cytel announced the sale of its carbohydrate synthesis and manufacturing business assets to Neose Technologies, Inc. Neose paid Cytel $3.5 million in cash and paid an additional $1.5 million into escrow, the release of which is conditioned on Cytel's satisfaction of certain matters relating to the patents and licenses acquired by Neose. Neose may pay Cytel up to an additional $1.6 million contingent on potential payments and revenues realized by Neose in connection with certain future corporate collaborations. Under the agreement, Neose acquired all of Cytel's carbohydrate synthesis and manufacturing technology, including patent rights and rights under license agreements with The Scripps Research Institute, The University of Michigan, The University of Alberta, The University of California, Los Angeles and The University of Arkansas and National Research Council of Canada. Neose acquired such technology subject to the rights and licenses granted to Nextran in the field of xenotransplantation. Cytel retains a license to pursue research and development of glycosyltransferase inhibitors.

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

EPIMMUNE

Epimmune was founded with the vaccine patent estate developed by Cytel over approximately 10 years. With 10 issued United States patents, 19 issued foreign patents, more than 160 pending applications worldwide, and licenses to other intellectual property relevant to epitope discovery, Epimmune has established a broad intellectual property position directed toward processes of epitope identification, epitope compositions and uses. Epimmune's intellectual property covers thousands of CTL and HTL epitopes relevant to stimulating a cellular immune response to breast, lung, prostate, cervical and colorectal cancers and melanoma, as well as HBV, HCV, HIV, malaria, HPV and tuberculosis. Covered in the claims are peptide and nucleic acid compositions and related methods of use. Epimmune's intellectual property also covers numerous processes of epitope identification, including methods for identifying motif-bearing epitopes, methods for modifying epitopes to increase population coverage and/or enhance immunogenicity, in vitro MHC binding assays, methods of inducing CTL ex vivo, transgenic animals and computer programs to identify epitopes and generate analogs of motif-bearing molecules. Many of these methods, developed by Epimmune scientists, have become standard practice in the field. Epimmune has issued patents and pending applications covering the PADRE family of universal T helper epitopes.

CYTEL

As of March 31, 1999, following the sale of certain assets to Neose, Cytel's patent estate consisted of 28 United States and 70 international pending patent applications, and 12 United States and 16 international issued patents.

These patent applications and patents are either owned by or are under exclusive license to Cytel or Epimmune. There can be no assurance that patents will issue from any of the applications the Company has filed or licensed; or that if patents do issue, that claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company.

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

MANUFACTURING

In June 1998, Cytel completed construction of a manufacturing facility that complies with current Good Manufacturing Practices ("cGMP") regulations promulgated by FDA and is licensed by the State of California for production of carbohydrate products for use in clinical trials. The new facility is a 10,000 square foot cGMP manufacturing facility that meets regulatory requirements for cGMP production of products. In connection with the license of rights to Cytel's carbohydrate synthesis and manufacturing technology to Nextran for xenotransplantation and upon Cytel's announcement that it has halted clinical trials of Cylexin, Nextran has assumed the operations and the lease to this facility.

To be successful, the Company's products and products of its partners must be manufactured in commercial quantities in compliance with regulatory requirements and at an acceptable cost. The Company has not commercialized any pharmaceutical products, nor has it demonstrated its ability to manufacture commercial quantities of its or its partners' product candidates in accordance with regulatory requirements. If the Company is unable to develop itself or contract with a third-party manufacturing capabilities to produce suitable quantities of its or its partners' products in accordance with regulatory standards, the ability of the Company or its partners to conduct clinical trials, obtain regulatory approvals and market such products may be adversely affected, which could adversely affect the Company's competitive position and its chances of achieving profitability. There can be no assurance that such products can be manufactured by the Company or any other party at a cost or in quantities which are commercially viable.

GOVERNMENT REGULATION

The Company's research and development activities and any future manufacturing and marketing of products by the Company are subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation by FDA. The Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, efficacy, labeling, storage, record-keeping, approval, advertising and promotion of the Company's products. In addition to FDA regulations, the Company is also subject to other federal and state regulations such as the Occupational Safety and Health Act and the Environmental Protection Act. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources. In addition, there can be no assurance that this regulatory framework will not change or that additional regulation will not arise at any stage of the Company's product development which may affect approval or delay an application or require additional expenditures by the Company.

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

Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the safety and efficacy of the product and its formulation. The results of the preclinical tests are submitted to the FDA as part of an IND (and subsequently when additional non-clinical work is completed), and unless the FDA objects, the IND will become effective 30 days following its receipt by the FDA.

Clinical trials involve the administration of the drug under the supervision of a qualified principal investigator to healthy volunteers or to patients identified as ones with the condition for which the drug is being tested. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as part of the IND. Each clinical study is conducted under the auspices of an independent Institutional Review Board ("IRB") at the institution at which the study will be conducted. Prior to its approval for the study to be conducted, the IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

Clinical trials are typically conducted in three sequential phases prior to product approval, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects and often into patients as well, the drug is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II involves studies in a limited patient population to (i) determine the efficacy of the drug for specific targeted indications, (ii) determine dosage tolerance and optimal dosage and regimen and (iii) identify possible adverse side-effects and safety risks. When a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to evaluate clinical efficacy further and to test further for safety within an expanded patient population at multiple clinical study sites. Even after the NDA approval, the FDA may require additional Phase IV clinical trials. The FDA reviews both the clinical plans and the results of the trials and may discontinue the trials at any time if there are significant safety issues.

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

The time required for completing such testing and obtaining such approvals is uncertain and approval itself may not be obtained. In addition, delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA and/or HPB regulatory review of each submitted new drug application or product license application. Similar delays may also be encountered in foreign countries. There can be no assurance that even after such time and expenditures regulatory approval will be obtained for any drugs developed by the Company. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which the drug may be marketed. Further, even if such regulatory approval is obtained, a marketed drug, its manufacturer and the facilities in which the drug is manufactured are subject to continual review and periodic inspections. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market.

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

For some indications, the Company anticipates developing products which will be competing with existing therapies for market share. In addition, a number of companies are pursuing the development of novel pharmaceuticals which target the same diseases that the Company is targeting. These companies include pharmaceutical and biotechnology companies. Furthermore, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competing products or technologies and may establish collaborative arrangements with competitors of the Company. The development by others of new treatment methods for those indications for which the Company is developing pharmaceuticals could render such pharmaceuticals noncompetitive or obsolete.

The Company's products under development are expected to address a range of markets. The Company's competition will be determined in part by the potential indications for which the Company's compounds are developed and ultimately approved by regulatory authorities. For certain of the Company's potential products, an important factor in competition may be the timing of market introduction of its or competitive products. Accordingly, the relative speed with which the Company or its collaborative partners can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market are expected to be important competitive factors. The Company expects that competition among products approved for sale will be based, among other things, on product effectiveness, safety, reliability, availability, price and patent position.

The Company's competitive position also depends upon its ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

EMPLOYEES

As of April 1, 1999, the Company employed 51 individuals full-time, of whom 26 were engaged in research and development, including 37 full-time employees of Epimmune, 13 of whom hold Ph.D. or M.D. degrees. A significant number of the Company's management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. The Company believes it has been highly successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intensifying. None of the Company's employees are covered by collective bargaining agreements, and management considers relations with its employees to be good.

EXECUTIVE OFFICERS

The executive officers of the Company and their ages as of March 31, 1999 are as follows:

Name                               Age        Position
----                               ---        --------
Virgil Thompson                    59         President, Chief Executive Officer
                                              and Director

Robert L. Roe, M.D., F.A.C.P.      58         Executive Vice President, Chief
                                              Operating Officer, Acting Chief
                                              Financial Officer and Director

Jennifer L. Lorenzen               45         Vice President of Business
                                              Development


Deborah A. Schueren                35         Vice President of Cytel and
                                              President of Epimmune

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

Dr. Roe joined Cytel in January 1996 as Executive Vice President and Chief Operating Officer, and member of the Board of Directors. He was appointed as Acting Chief Financial Officer and Secretary in December 1998. In his most recent position prior to joining the Company, Dr. Roe served as Executive Vice President, Chief Operating Officer, and member of the Board of Directors of Chugai Biopharmaceuticals, Inc. ("CBI"), a San Diego based subsidiary of Chugai Pharmaceuticals Co., Ltd. of Japan, from August 1995 to January 1996. From 1976 to 1995, Dr. Roe was employed by Syntex in senior-level positions in medical research, pharmaceutical development and regulatory affairs, prior to becoming President of Development Research and Senior Vice President of the corporation. Dr. Roe earned his Doctor of Medicine degree from the University of California at San Francisco, School of Medicine, and his Bachelor of Arts degree with Honors from Stanford University, in Biological Sciences. He is a Fellow of the American College of Physicians and the American College of Rheumatology. He serves on the board of directors of CoCensys, Inc.

Ms. Lorenzen was elected Vice President of Business Development in February 1998. She joined Cytel in August 1996 as Director, Strategic Marketing and Program Management and was elected Vice President and Development Program Director in April 1997. Prior to joining Cytel, Ms. Lorenzen was with CBI where she held the position of Vice President and Development Program Director. Before joining CBI in 1995, she spent 10 years at Syntex, USA, Inc. where she held a variety of marketing and management positions, including Vice President and Program Director of

Syntex' Ganciclovir Program. Ms. Lorenzen received her Bachelor of Arts degree in Biological Sciences from the University of California at Davis. Ms. Lorenzen resigned from Cytel effective March 31, 1999.

Ms. Schueren was elected President of Epimmune in October 1997 and has also served as a Vice President of Cytel Corporation since March 1997. She joined Cytel in October 1992 and has had responsibility at different times during that period for a variety of functions including investor relations, business development and finance. She served as Director, Business Development from 1994 until March 1997 and as Vice President, Finance and Chief Financial Officer from March 1997 until October 1997. Prior to joining Cytel, Ms. Schueren was a consultant with The Boston Consulting Group, a management consulting firm, from 1990 to 1992 and was with Lehman Brothers Investment Banking Division, Health Care Corporate Finance from 1986 to 1988. She received her Bachelor of Science in Chemical Engineering from Texas A&M University and an MBA from the Harvard Business School.

All officers are elected annually by the Board of Directors. Each officer serves at the discretion of the Board of Directors. There are no family relationships among any of the directors, officers or key employees of the Company.

RISK FACTORS

The Company wishes to caution readers that the following important factors, among others, in some cases have affected the Company's results and in the future could cause actual results and needs of the Company to vary materially from forward-looking statements made from time to time by the Company on the basis of management's then-current expectations. The business in which the Company is engaged is in rapidly changing and competitive markets and involves a high degree of risk, and accuracy with respect to forward-looking projections is difficult.

Disappointing results of the Phase II/III clinical trial of Cylexin, Cytel's lead cell adhesion inhibitor compound, has led to the termination of the cell adhesion therapeutic business. Accordingly, Cytel is terminating its employees, selling its fixed assets and intellectual property, and focusing all subsequent development efforts on Epimmune's vaccine technology. During the first quarter of 1999, Cytel sold its Glytec carbohydrate synthesis and manufacturing business and plans to use the proceeds from such sale, together with existing cash resources, to meet its financial obligations, including corporate restructuring and termination costs of all of its non-vaccine programs. There can be no assurance, however, that Cytel's cash resources will be sufficient to satisfy all of its financial obligations.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

Excluding Epimmune, as of March 31, 1999, Cytel had approximately $5.2 million of cash available. As of March 31, 1999, Epimmune had $10.3 million in cash, cash equivalents, restricted cash and short-term investments. The Company is considering various alternatives in light of its financial position and the recent sale of its carbohydrate synthesis and manufacturing business and decision to terminate the cell adhesion therapeutic anti-inflammatory program. The Company's future capital requirements will depend on many factors, including: the ability of the Company to establish and maintain collaborative arrangements; progress with preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; changes in its existing research relationships; continued scientific progress in its drug discovery programs; the magnitude of these programs; the cost of manufacturing scale-up; and effective commercialization activities and arrangements. Epimmune intends to seek additional funding through collaborative arrangements or equity or debt financings. If additional financing is not available, Epimmune anticipates its existing available cash, cash equivalents, restricted cash and short-term investments will be adequate to fund its operations through the end of 2000. The estimate for the period for which Epimmune expects its available cash balances, investment income and estimated cash flow from collaborative agreements and research grants to be sufficient to meet its capital requirements is a forward-looking statement that involves risks and uncertainties as set forth herein and in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report on Form 10-K. There can be no assurance that any financing or transaction through which the Company seeks to obtain additional funding will be available on favorable terms, if at all, or that any collaboration agreements to which the Company is or may become a party will successfully reduce the Company's funding requirements. The suspension or termination of the Company's collaborations with its existing corporate partners or the inability to enter into new collaborations, the failure of any such collaborations to be successful or the delay in their development or commercialization of products could have a material adverse effect on the Company's business, financial condition and results of operations. If additional funds are raised by issuing securities, further dilution to existing stockholders may result. If adequate funds are not available, the Company will be required to delay, scale back or eliminate one or more of its drug discovery or development programs; obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to or sell certain of its technologies, product candidates or products that the Company would not otherwise relinquish or sell; sell itself or certain of its technologies or other assets to a third party; cease operations; or declare bankruptcy.

EARLY STAGE OF DEVELOPMENT; ABSENCE OF PRODUCTS

The Company is a research and development focused company. It has not completed the development of any product and, accordingly, has not begun to market or generate revenues from the commercialization of products. The Company does not expect to market any therapeutic or prophylactic products for a number of years. The Company's products under development will require significant time-consuming and costly research, development, preclinical studies, clinical testing, regulatory approval and significant additional investment prior to their commercialization, which may never occur. There can be no assurance that the Company's research and development programs will be successful. In particular, Cytel completed its Phase II/III clinical trial of Cylexin, its lead cell adhesion inhibitor compound, in March 1999. Based on disappointing results from this Phase II/III clinical trial, Cytel announced that it has halted clinical trials of Cylexin and is discontinuing its cell adhesion programs. Further, there can be no assurance that the Company will be able to manufacture any products in commercial quantities in compliance with regulatory requirements at an acceptable cost, that any of its products under development will be successfully commercialized or will prove to be safe and efficacious in clinical trials or that the Company or its collaborators will be successful in obtaining market acceptance of any of its products. The Company or its collaborators may encounter problems and delays relating to research and development, regulatory approval, manufacturing and marketing. The failure by the Company to address such problems and delays successfully would have a material adverse effect on the Company's business, financial condition and results of operations.

RELIANCE ON COLLABORATIVE PARTNERS

The Company expects to rely on collaborative arrangements both to develop and commercialize pharmaceutical products. The Company has relied on certain established pharmaceutical companies interested in its technology to fund a portion of its research and development expenses for pharmaceutical product candidates. There can be no assurance that the Company will be able to enter into collaborative arrangements in the future, that any such collaborative arrangements or its existing collaborative arrangements will continue or be successful or that the Company will receive royalty revenues, license fees or milestone payments from any of such collaborative arrangements. In addition, collaborative partners may pursue alternative technologies or develop alternative compounds either on their own or in collaboration with others, including the Company's competitors, as a means of developing treatments for the disease targeted by any collaborative program of the Company.

Epimmune has entered into a research and development collaboration with Searle with respect to the production, use and sale of pharmaceutical products derived from Epimmune's cancer epitopes and the use thereof in ex vivo therapies and therapeutic vaccines. Such collaboration is Epimmune's only significant collaboration to date, and Epimmune is substantially dependent upon it. The success of the collaboration will depend, in significant part, on Searle's development, competitive marketing and strategic considerations, including the relative advantages of alternative products being developed or marketed by competitors. Epimmune expects that substantially all of its revenues for the foreseeable future will result from payments under its existing, and any future, collaborations, including royalties on product sales, and interest income. There can be no assurance that Searle will perform its obligations as expected or that any future milestone payments or other amounts will be received by Epimmune. The suspension or termination of the Epimmune collaboration with Searle, the failure of such collaboration to be successful or the delay in the development or commercialization of pharmaceutical products pursuant to such collaboration could have a material adverse effect on the Company's business, financial condition and results of operations.

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

CONTINUING OPERATING LOSSES; ACCUMULATED DEFICIT

The Company has experienced significant operating losses since its inception in 1987. As of December 31, 1998, the Company had an accumulated deficit of approximately $128.7 million. The Company expects to incur substantial additional operating losses as the Company's research and development and clinical trial efforts continue. All of the Company's revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants and interest income. To achieve profitable operations, the Company, alone or with others, must identify, develop, register, manufacture and market proprietary products. There can be no assurance that the Company will be successful in its efforts to achieve profitable operations.

MANUFACTURING LIMITATIONS

To be successful, the Company's products and products of its partners must be manufactured in commercial quantities in compliance with regulatory requirements and at an acceptable cost. The Company has not commercialized any products, nor has it demonstrated its ability to manufacture commercial quantities of its or its partners' product candidates in accordance with regulatory requirements. If the Company is unable to develop itself or contract with a third-party manufacturing capabilities to produce suitable quantities of its or its partners' products in accordance with regulatory standards, the ability of the Company or its partners to conduct clinical trials, obtain regulatory approvals and market such products may be adversely affected, which could adversely affect the Company's competitive position and its chances of achieving profitability. There can be no assurance that such products can be manufactured by the Company or any other party at a cost or in quantities which are commercially viable.

GOVERNMENT REGULATION; UNCERTAINTY ASSOCIATED WITH CLINICAL TRIALS

The production and marketing of the Company's products and its ongoing research and development activities are subject to regulation by numerous governmental authorities in the United States, Canada and other countries. Before any drug developed by the Company can be marketed, it will undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the FDA and equivalent foreign authorities, including the Canadian HPB. These processes can take a number of years and require the expenditure of substantial resources. The time required for completing such testing and obtaining such approvals is uncertain and approval itself may not be obtained. The FDA, the HPB or the Company and its collaborators may decide to discontinue or suspend clinical trials at any time if the subjects or patients who are participating in such trials are being exposed to unacceptable health risks or if the results show no or limited benefit in patients treated with the drug compared to patients in the control group. In particular, Cytel completed its Phase II/III clinical trial of Cylexin, its lead cell adhesion inhibitor compound, in March 1999. Cytel announced that it halted clinical trials of Cylexin based on disappointing results that indicated that Cylexin showed no benefit over placebo for the treatment of reperfusion injury in infants undergoing CPB to facilitate the surgical repair of heart defects.

Cytel has recently discontinued human clinical testing of its lead product candidate, Cylexin, in infants undergoing surgery to correct congenital heart defects. This trial was terminated in March 1999 after a determination that the drug was safe, but that there was no increased efficacy seen in patients treated with Cylexin compared to those patients in the placebo control group. Testing of the Company's other product candidates in research and development may reveal undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. There can be no assurance that the Company will not encounter problems in clinical trials of other product candidates that will cause the FDA, or the Company to delay or suspend clinical trials. Furthermore, there can be no assurance that any of the Company's products will be approved by the FDA or foreign regulatory agency for any indication. Products, if any, resulting from the Company's research and development programs are not expected to be commercially available for a number of years. Even if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which the drug may be marketed. In addition, a marketed drug, its manufacturer and the facilities in which the drug is manufactured are subject to continual review and periodic inspections. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market.

TECHNOLOGICAL CHANGE AND COMPETITION

The Company is engaged in a highly competitive industry. The Company competes with many public and private companies, including pharmaceutical companies, chemical companies, specialized biotechnology companies and academic institutions. Many of the Company's competitors have substantially greater financial, scientific and technical resources, and manufacturing and marketing experience and capabilities than the Company. In addition, many of the Company's competitors have significantly greater experience conducting preclinical studies and clinical trials of new pharmaceutical products, and in obtaining regulatory approvals for pharmaceutical products. Competitors of the Company and its collaborators may develop and commercialize such products more rapidly than the Company and its collaborators. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any being developed by the Company, or that would render the Company's technology and products obsolete or noncompetitive. The Company is aware of companies that are pursuing the development of novel pharmaceuticals which target the same diseases that the Company is targeting. There can be no assurance that these and other efforts by potential competitors will not be successful, or that other technologies will not be developed to compete with the Company's technologies.

The Company's products under development address a range of markets. The Company's competition will be determined in part by the potential indications for which the Company's compounds are developed and ultimately approved by regulatory authorities. For certain of the Company's potential products, an important factor in competition may be the timing of market introduction of its or competitive products. Accordingly, the relative speed with which the Company can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market are expected to be important competitive factors. The Company expects that competition among products approved for sale will be based, among other things, on product effectiveness, safety, reliability, availability, price and patent position.

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

ABSENCE OF SALES AND MARKETING EXPERIENCE

The Company has no experience in sales, marketing or distribution. Before it can market any of its products directly, the Company must develop a substantial marketing and sales force with technical expertise and supporting distribution capability. Alternatively, the Company may obtain the assistance of a pharmaceutical company with a large distribution system and a large direct sales force. Other than its agreements with Searle and Takara, the Company does not have any existing distribution arrangements with any pharmaceutical company for its products under development. There can be no assurance that the Company will be able to establish sales and distribution capabilities or be successful in gaining market acceptance for its products.

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

DEPENDENCE ON KEY PERSONNEL

The Company is highly dependent on the principal members of its scientific and management staff. The Company does not maintain key person life insurance on the life of any employee. The Company's future success also will depend in part on the continued service of its key scientific personnel and its ability to identify, hire and retain additional qualified personnel.

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

VOLATILITY OF COMMON STOCK PRICE

The market price for securities of biotechnology companies, including the Company, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. Factors such as announcements of technological innovations or new commercial therapeutic products by the Company or others, governmental regulation, developments in patent or other proprietary rights, developments in the Company's relationships with its collaborative partners, public concern as to the clinical results and/or, the safety of drugs developed by the Company or others and general market conditions may have a significant effect on the market price of the Company's common stock. Fluctuations in financial performance from period to period also may have a significant impact on the market price of the common stock.

ABSENCE OF DIVIDENDS

The Company has never paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future.

ITEM 2.  PROPERTIES

The Company's administrative offices, research laboratory, manufacturing and warehouse facilities are located in San Diego, California.

Cytel currently occupies three facilities for a total of 59,200 square feet. The manufacturing and warehouse operations are in two buildings for a total of 17,200 square feet. In connection with the license of certain carbohydrate synthesis and manufacturing technology to Nextran in February 1999, Nextran has assumed the manufacturing and warehousing facility leases from Cytel and certain equipment loan liabilities and related assets. Cytel has subleased approximately 23,000 square feet of its remaining office and research laboratory facility. The sublease expires concurrent with the lease in 2000. As a result of Cytel's restructuring announcement in March 1999, Cytel intends to sublease the remainder of its existing office and laboratory space.

Epimmune currently occupies an 8,600 square foot facility in San Diego under a lease which expires in 2002. In November 1998, Epimmune entered into a 10-year lease of a new 24,000 square foot laboratory facility which it plans to occupy in April 1999. Epimmune intends to sublease its current facility after relocating to the new facility.

The Company believes its existing facilities will be adequate to meet the Company's needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Cytel held a Special Meeting of Stockholders (the "Special Meeting") on October 30, 1998. At the Special Meeting, the stockholders of Cytel approved an amendment to Cytel's Amended and Restated Certificate of Incorporation to effect, at any time prior to the 1999 Annual Meeting of Stockholders, a reverse stock split, whereby Cytel would issue one new share of Common Stock of Cytel in exchange for between four and seven shares of outstanding Common Stock. Cytel had 34,909,187 shares of Common Stock outstanding as of September 21, 1998, the record date for the Special Meeting. At the Special Meeting, holders of a total of 25,421,692 shares of Common Stock were present in person or represented by proxy. In addition, 258,378 shares of a total 258,378 shares of Series B Convertible Preferred Stock entitled to vote were represented in person or by proxy at the meeting. The following sets forth information regarding the results of the voting at the Annual Meeting:

Proposal 1: Approval of an Amendment of Cytel's Amended and Restated Certificate of Incorporation

         Votes in favor:                 24,146,796
         Votes against:                   1,389,930
         Withheld:                           88,567

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock (NASDAQ symbol "CYTL") is traded publicly through the National Market System. The following table presents quarterly information on the price range of Cytel's common stock. This information indicates the high and low sale prices reported by the National Market System. These prices do not include retail markups, markdowns or commissions. All information set forth below has been adjusted to reflect a one-for-seven reverse stock split of Cytel's common stock effected on November 13, 1998.

                                                  High                    Low
       1998               1st Quarter             $17.50                  $ 8.75
                          2nd Quarter             $15.47                  $ 9.17
                          3rd Quarter             $10.50                  $ 2.66
                          4th Quarter             $ 3.88                  $ 2.25

       1997               1st Quarter             $27.02                  $14.91
                          2nd Quarter             $19.25                  $ 9.66
                          3rd Quarter             $19.67                  $10.08
                          4th Quarter             $17.92                  $ 9.87

As of March 31, 1999, there were approximately 235 stockholders of record of the Company's common stock. The Company has never declared or paid dividends on its common stock and does not anticipate the payment of dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

Statement of Operations Data:

     (in millions except for net loss per share)
     Years Ended December 31        1998         1997         1996         1995         1994
                                  --------     --------     --------     --------     --------
     Operating revenues           $    3.7     $    5.1     $   10.9     $   16.8     $    6.3
     Net loss                        (21.5)       (14.4)       (12.5)        (8.00)      (17.0)
     Net loss per share               (4.48)       (3.92)       (3.50)       (2.52)       (6.86)


Balance Sheet Data:

     (in millions)
     As of December 31              1998         1997         1996         1995         1994
                                  --------     --------     --------     --------     --------
     Working capital              $    9.8     $   17.8     $   21.6     $   34.6     $   32.2
     Total assets                     21.0         28.1         34.3         48.1         45.0
     Long-term obligations
     under capital leases,             1.6          0.7          1.1          1.8          1.2
     equipment notes payable
     and line of credit
     Stockholders' equity         $   14.0     $   24.4     $   27.5     $   38.5     $   35.5


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those discussed below and in the section entitled "Risk Factors".

Since its inception in July 1987, The Company has devoted substantially all of its resources to the discovery and development of its potential therapeutic products. To date, the Company has not received any revenues from the sale of products. The Company has funded its research and development primarily from equity-derived working capital and through strategic alliances with other companies. The Company has been unprofitable since its inception and expects to incur substantial operating losses for the next several years. As of December 31, 1998, the Company's accumulated deficit was approximately $128.7 million.

Disappointing results of the Phase II/III clinical trial of Cylexin, Cytel's cell adhesion inhibitor compound, has led to the termination of the cell adhesion therapeutic business. Accordingly, Cytel is terminating its employees, selling its fixed assets and intellectual property, and focusing all subsequent development efforts on Epimmune's vaccine technology. During the first quarter of 1999, Cytel sold its Glytec carbohydrate synthesis and manufacturing business and plans to use the proceeds from such sale, together with existing cash resources, to meet its financial obligations, including corporate restructuring and termination costs of all of its non-vaccine programs. There can be no assurance, however, that Cytel's cash resources will be sufficient to satisfy all of its financial obligations

LIQUIDITY AND CAPITAL RESOURCES

Cytel and Epimmune on a Consolidated Basis

The following discussion reflects financial information for Cytel and Epimmune on a consolidated basis. Financial information for Epimmune alone is provided in the section entitled "Epimmune" below.

The Company has financed operations since inception primarily through private placements of its equity securities, two public common stock offerings, revenues under collaborative research and development agreements, grant revenues and interest income. Through December 1998, the Company has raised approximately $144.9 million from the sale of equity securities. The Company has financed its laboratory equipment and research and office facilities primarily through capital and operating lease arrangements.

The Company had net working capital of $9.8 million as of December 31, 1998 compared to $17.8 million as of December 31, 1997. As of December 31, 1998, the Company's cash, cash equivalents, restricted cash and short-term investments decreased to $12.3 million from $18.8 million at December 31, 1997. The decrease was due to an increase in cash used in operations that resulted from reduced research and development revenues from collaborators relative to expenditures for the development of the Company's priority drug candidates and the Company's research programs offset by the net proceeds from the sale of common and preferred stock. Excluding Epimmune, as of March 31, 1999, Cytel had $5.2 million of cash available to fund its operations, which it plans to use to meet its financial obligations, including corporate restructuring and termination costs of all its non-vaccine programs. There can be no assurance, however, that Cytel's cash resources will be sufficient to satisfy all of its financial obligations.

Capital expenditures, primarily for manufacturing and laboratory equipment, totaled $2.3 million in 1998 compared to $0.6 million in 1997. The increase was due primarily to manufacturing and laboratory equipment expenditures for the Company's carbohydrate manufacturing facility. The Company has sold its Glytec carbohydrate synthesis and manufacturing business and has decided to terminate its cell adhesion therapeutic business and will focus all resources on Epimmune.

The Company's cash, cash equivalents and short-term investments are expected to decline primarily due to Epimmune's ongoing vaccine research programs and the payments associated with the termination of Cytel's cell adhesion therapeutics business. The Company raised approximately $6.2 million in the first quarter of 1999 through the sale of fixed and intangible assets, the proceeds of which will be used to fund the restructuring efforts of the Company. While the Company's investments may periodically reflect unrealized losses, management attempts to schedule the maturities of the Company's investments to coincide with the Company's expected cash requirements.

Epimmune

The following discussion reflects financial information for Epimmune alone. Epimmune's financial information is also included on a consolidated basis with Cytel in the preceding section.

Since inception in October 1997, Epimmune has financed its operations through private offerings of its equity securities, NIH grant revenues, capital and operating lease transactions and investment income. From inception through December 1998, Epimmune has raised approximately $16.5 million from sales of equity securities. Total cash proceeds of sales of private equity securities since inception were $10.4 million and $6.1 million from Cytel and Searle, respectively.

In February 1998, Epimmune and Searle entered into a collaborative research and development agreement. As part of the agreement Searle purchased 1,032,149 shares of Epimmune's Series B convertible preferred stock for $6.1 million and 659,898 shares of Cytel's Series B convertible preferred stock for $3.9 million. Cytel, simultaneously, purchased 659,898 shares of Epimmune's

Series B-1 convertible preferred stock for $3.9 million. Searle has the right to convert the Cytel Series B convertible preferred stock into Cytel common stock after three years, or at any time to exchange the Cytel Series B convertible preferred stock for Epimmune Series B-1 Preferred Stock owned by Cytel.

In August 1998, Epimmune entered into a $750,000 term credit Facility with Silicon Valley Bank to provide secured financing for future laboratory, office and tenant improvement additions. As of December 31, 1998, Epimmune had $511,000 available to finance future capital equipment and tenant improvements by August 1999. In addition, Epimmune leases its laboratory and office facilities under operating leases. In November 1998, Epimmune entered into a 10-year lease related to the construction of a new laboratory and office facility, which is expected to be completed and occupied in April 1999.

Working capital balance increased to $10.7 million as of December 31, 1998 from $5.0 million at the end of 1997. The increase is attributable to a $10.0 million private equity sales transaction with Searle and Cytel partially offset by an increase in accrued liabilities relating to the increase in operating expenses.

Cash, cash equivalents, short-term investments and restricted cash increased to $11.1 million at December 31, 1998 from $5.0 million at December 31, 1997, due to cash received from the Searle transaction partially offset by increases in operating expenses. Epimmune primarily invests its cash in United States government and investment grade corporate debt securities.

Epimmune believes that its available cash, cash equivalents, marketable securities and existing sources of funding will be adequate to satisfy its anticipated capital requirements through December 31, 2000. The estimate for the period for which Epimmune expects its available cash balances, investment income and estimated cash flow from collaborative agreements and research grants to be sufficient to meet its capital requirements is a forward-looking statement that involves risks and uncertainties as set forth herein and elsewhere in this Report on Form 10-K.

Future Capital Needs

The Company expects to incur substantial additional research and development expenditures, including costs related to preclinical testing, clinical trials and manufacturing, as well as marketing and distribution expenses. It is the Company's intention to seek additional collaborative research and development relationships with suitable corporate partners. There can be no assurance that any agreements that may result from these discussions will successfully reduce the Company's funding requirements. Additional equity or debt financing will be required, and there can be no assurance that these funds will be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its drug discovery or development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish obligations, including restructuring costs, in terminating its non-vaccine operations.

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

RESULTS OF OPERATIONS

The Company had total revenues of $3.7 million for the year ended December 31, 1998, compared to $5.1 million in 1997 and $10.9 million in 1996. Total revenues decreased $1.4 million or 27% in 1998 from 1997 and decreased $5.8 million or 53% in 1997 from 1996, primarily due to a decline in research and development revenues in each year. Revenues in each year consisted mainly of research and development revenues, which were $2.0 million in 1998, $3.5 million in 1997 and $8.6 million in 1996. Research and development revenues for 1998 consisted of funding received under the Company's collaborative research and license agreements with Elan and Nextran. Research grant revenues were $1.7 million in 1998, $1.6 million in 1997, and $2.3 million in 1996.

The Company had total operating expenses for the year ended December 31, 1998 of $22.9 million, compared to $20.3 million in 1997 and $24.8 million in 1996. Operating expenses increased $2.6 million or 13% in 1998 from 1997 and decreased $4.5 million or 18% in 1997 from 1996.

Research and development expenses increased $1.9 million or 12% to $18.4 million in 1998 from $16.5 million in 1997, and decreased $4.4 million or 21% to $16.5 million in 1997 from $20.9 million in 1996. The increase in 1998 from 1997 was due to increased research activity performed by the Company's subsidiary, Epimmune, and the decrease in 1997 from 1996 was due to a company-wide effort to control costs and a reduction in the number of clinical trials the Company was conducting.

General and administrative expenses increased to $4.6 million in 1998 from $3.7 million in 1997 and $3.9 million in 1996. The increase was due to the increase in operating activity at Epimmune.

Net interest income was $0.9 million in 1998 compared to $0.8 million in 1997 and $1.4 million in 1996. Average cash balances were roughly comparable in 1998 and 1997 resulting in level net interest income year over year. The decreases in 1997 compared to 1996 were primarily attributable to lower average cash balances.

The Company expects to incur operating losses over the next several years due to continuing expenses associated with its research and development programs, including preclinical testing and clinical trials. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of revenues received and expenses incurred, and such fluctuations may be substantial. As a result of Cytel's announcements in March 1999 regarding the sale of the Glytec carbohydrate synthesis and manufacturing business and the decision to terminate the cell adhesion therapeutic business, the Company expects to record in early 1999 a restructuring charge to operations of approximately $3.7 million and will record a $3.3 million in gains from the sales of assets. The restructuring charge primarily represents costs to be incurred by Cytel for severance, write-off of unrealizable fixed assets and remaining financial obligations under facility and operating leases held by Cytel.

YEAR 2000

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with year 2000 requirements. The impact of the year 2000 issue may affect other systems that utilize imbedded computer chip technology, including building controls, security systems or laboratory equipment. It may also impact the ability to obtain products or services if the provider encounters and fails to resolve year 2000 related problems.

In 1999, the Company established an active program to identify and resolve year 2000 related issues. This program includes the review and assessment of our information technology and non-information technology systems, as well as third parties with whom we have a material relationships. This program consists of four phases: inventory, risk assessment, problem validation and problem resolution. The inventory phase identified potential risks we face. They include among others computer software, computer hardware, telecommunications systems, laboratory equipment, facilities systems (security, environment control, alarm), service providers, and other third parties. The risk assessment phase categorized and prioritizes each risk by its potential impact. The problem validation phase tests each potential risk, according to priority, to determine if an action risk exists. In the case of critical third parties, this step will include a review of their year 2000 plans and activities. The problem resolution phases will, for each validated risk, determine the method/strategy for alleviating the risk. It may include anything from replacement of hardware or solftware to process modification to selection of alternative vendors. This step also includes the development of contingency plans.

The inventory and risk assessment phases will be completed in second calendar quarter 1999. The problem validation phase will be completed in third calendar quarter 1999 for all areas, except for evaluating specific pieces of research equipment and the assessment of some protocol third parties. We expect that we will complete the last portion of the problem validation and resolution phase by the end of the third calendar quarter of 1999. Contingency plans are being developed. We expect to have those plans completed by the end of the third quarter 1999.

We are actively correcting problems as we identify them. These corrections include the replacement of hardware and software systems, the identification of alternative service providers and the creation of contingency plans. We currently estimate that the cost of identified problems will be approximately $130,000 for hardware and software upgrades or modifications. In addition, we will incur approximately $10,000 of internal personnel costs to complete the remaining phases of the project. We do not believe that the costs of these actions will have a material adverse affect on our business. We expect to be able to resolve any problems we identify of the project as part of normal operating expenses.

Any failure to be year 2000 compliant within our internal computer systems or of third party equipment or software we use, or of systems maintained by our suppliers, may adversely affect our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's investment portfolio consists of money market funds and short-term, high quality debt securities. These securities are subject to interest rate risk, and will decline in value if interest rates increase. An immediate 10% change in interest rates would not have a material impact on our financial condition or results of operations.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS

The Report of Ernst & Young LLP, Independent Auditors, the Consolidated Financial Statements and Notes to Consolidated Financial Statements are included in the report on pages F-1 through F-34.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    Part III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS


        The names of Cytel's current directors and certain information about them are set forth below:

                                                     PRINCIPAL OCCUPATION/POSITION
              NAME               AGE                         HELD WITH CYTEL
              ----               ---                 -----------------------------
   Howard E. Greene, Jr.          56    Director and founder of Amylin Pharmaceuticals, Inc.
                                        and Chairman of the Board of Directors

   Virgil Thompson                59    President, Chief Executive Officer and Director

   Robert L. Roe, M.D.,           58    Executive Vice President, Chief Operating Officer,
   F.A.C.P.                             Acting Chief Financial Officer, Secretary and Director

   David L. Anderson              55    Managing Director, Sutter Hill Ventures/Director

   William T. Comer, Ph.D.        63    President and Chief Executive Officer of SIBIA
                                        Neurosciences, Inc./Director

   Nicole Vitullo                 42    Senior Vice President, Rothschild Asset Management
                                        Ltd./Director

   David L. Mahoney               44    Group President, Pharmaceutical Services and
                                        International Group, McKesson HBOC/Director

   Nancy D. Rasmussen             41    Vice President, Global New Business Franchise, G.D.
                                        Searle & Co./Director

   Lisabeth F. Murphy             42    Executive Vice President, Intellectual Property and
                                        Legal Affairs of Elan Corporation, plc/Director

        Mr. Greene, a founder of Cytel, has served as a director since the Company's inception. He was elected Chairman of the Board in January 1989 and served as President from July 1987 to January 1989. Mr. Greene is a director and founder of Amylin Pharmaceuticals, Inc., a biotechnology company involved in research and development of medicines for treating diabetes and served as Chairman of the Board from 1987 to 1998. He was a general partner of Biovest Partners, a seed venture capital firm specializing in medical technology companies from 1986 until 1993. Prior to Biovest, he was Chief Executive Officer of Hybritech Incorporated, a biotechnology company acquired by Eli Lilly & Company in 1986. Mr. Greene is a director of Amylin Pharmaceuticals, Inc, Biosite Diagnostics Incorporated and International Biotechnology Trust plc.

        Mr. Thompson has served as a director and as President and Chief Executive Officer since January 1996. From July 1994 to December 1995, he was President and Chief Executive Officer of CIBUS Pharmaceutical, Inc. ("CIBUS"), a drug delivery company. For the 25 years preceding his employment with CIBUS, he was employed by Syntex Corporation, most recently as President, Syntex Laboratories, Inc. Mr. Thompson is a director of Biotechnology General Corporation, Cypros Pharmaceutical Corporation and Aradigm Corporation.

        Dr. Roe has served as a director and as Executive Vice President and Chief Operating Officer since January 1996 and as Acting Chief Financial Officer and Secretary since December 18, 1998. During 1995, Dr. Roe was Executive Vice President and Chief Operating Officer of Chugai Biopharmaceuticals, Inc. ("Chugai"), a biopharmaceutical company. Prior to joining Chugai, Dr. Roe was employed by Syntex Corporation from 1976 to 1995, most recently as President, Development Research Division and as Senior Vice President. Dr. Roe is a member of the Board of Directors of CoSensys.

        Mr. Anderson has been a director of Cytel since May 1988. He has been managing director or general partner of the general partner of Sutter Hill Ventures, a California Limited Partnership ("Sutter Hill"), a venture capital investment firm, since 1974. Mr. Anderson is also a director of Dionex Corporation, BroadVision, Inc., and Molecular Devices Corporation.

        Dr. Comer has served as a director of Cytel since January 1994. He has been President and Chief Executive Officer of SIBIA Neurosciences, Inc. ("SIBIA"), a biotechnology company, since April 1991. Dr. Comer is a member of the Board of Directors of SIBIA.

        Ms. Vitullo has served as a director of Cytel since January 1995. Ms. Vitullo has been with Rothschild Asset Management Ltd. ("Rothschild") since November 1992, most recently serving as Senior Vice President. Rothschild advises and manages two publicly traded biotechnology funds: Biotechnology Investments Limited and International Biotechnology Trust plc. Ms. Vitullo is also a member of the Board of Directors of Cadus Pharmaceuticals, Corvas International and Onyx Pharmaceuticals.

        Mr. Mahoney has served as a director of Cytel since September 1996. He has been Group President, Pharmaceutical Services and International Group, McKesson HBOC ("McKesson") since September 1997 and served as President of Pharmaceutical and Retail Services, McKesson from August 1996 to August 1997. Mr. Mahoney served as President of Healthcare Delivery System ("HDS") from September 1994 until December 1995, and as Vice President of strategic planning at McKesson from July 1990 to September 1994.

        Ms. Rasmussen has served as a director of Cytel since March 1998. She has been with G.D. Searle & Co. ("Searle") since 1985, most recently as Vice President, Global New Business Franchise. Ms. Rasmussen's responsibilities include membership on Searle's Priority Committee, Operations Management Team and Portfolio Steering Committee. She is active in management of Searle's collaborations serving on the Board of Directors of Lorex, a joint venture with Synthelabo.

        Ms. Murphy has served as a director of Cytel since March 1999. She has been with Elan Corporation, plc since July 1996, most recently as Executive Vice President, Intellectual Property and Legal Affairs. From May 1991 to July 1996, Ms. Murphy served as Vice President, General Counsel and Secretary.


MANAGEMENT

        For a list and biography of the Company's management, see
"Business-Executive Officers".

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Section 16(a) of the Securities Exchange Act of 1934 requires Cytels officers and directors and persons who own more than 10% of a registered class of Cytel's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and Nasdaq National Market System. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish Cytel with copies of all
Section 16(a) forms they file.

        Based solely on review of the copies of such forms furnished to Cytel or written representations from certain reporting persons that no Forms 5 were required, Cytel believes that, during the 1998 calendar year, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

        Directors of Cytel who are not employees of Cytel are paid $2,000 per meeting attended in person and $500 per meeting attended by phone as compensation for their service on the Board of Directors. Directors are not compensated for actions taken by written consent. The members of the Board of Directors are eligible for reimbursement of expenses incurred in connection with their service on the Board. Under the Directors' Deferred Compensation Plan, participating directors may elect on an annual basis, to defer all of their cash compensation in a deferred stock account pursuant to which the deferred fees are credited in the form of shares of Cytel's Common Stock, based on the market price of the stock at the time the deferred fees are earned. Cytel will continue to credit shares of Cytel's Common Stock to the participants' deferred stock accounts on a quarterly basis. When a participant ceases serving as a director, the participant shall be entitled to receive the value of his or her account either in a single lump-sum payment or in equal annual installments, as determined by Cytel in its sole discretion. No participant entitled to receive a payment of benefits shall receive payment in the form of Cytel's Common Stock.

        Under the 1994 Non-Employee Directors' Stock Option Plan, on January 1 of each year, each director who is not an employee of Cytel and has served on the Board for at least three months, is granted an option to acquire 714 shares of Cytel's Common Stock. In addition, each new Non-Employee Director will be granted an option to acquire 3,571 shares of Cytel's Common Stock upon initial election to the Board of Directors. The exercise price of all such stock options granted is equivalent to the fair market value on the date of each grant.

COMPENSATION OF EXECUTIVE OFFICERS

        The following table shows for the fiscal years ended December 31, 1998, 1997 and 1996, compensation awarded or paid to, or earned by Cytel's Chief Executive Officer, its other four most highly compensated executive officers at December 31, 1998 and one former executive officer who departed from Cytel during the last fiscal year (collectively, the "Named Executive Officers"). During the last three fiscal years, none of the executive officers received any restricted stock awards or long-term incentive payouts.


                           SUMMARY COMPENSATION TABLE


                                                                   LONG-TERM
                                                                  COMPENSATION
                                                                     AWARDS
                                       ANNUAL COMPENSATION         SECURITIES
                            -------------------------------------  UNDERLYING      ALL OTHER
  NAME AND PRINCIPAL                     SALARY          BONUS      OPTIONS     COMPENSATION
       POSITION              YEAR          ($)            ($)        (#)(1)         ($)(2)
----------------------      --------  --------------  -----------  -----------  -------------
Mr. Virgil Thompson          1998        325,900              0       114,463        5,644
  President and Chief        1997        315,000              0        28,571        5,426
  Executive Officer          1996        300,000         78,580(3)     71,428        4,950

Dr. Robert L. Roe            1998        294,862              0        95,399        5,082
  Executive Vice President   1997        286,000              0        25,714        4,874
  Chief Operating Officer,   1996        205,354         23,000(4)     57,142        3,525
  Acting Chief Financial
  Officer and Secretary

Ms. Deborah Schueren         1998        185,000         30,000        26,391          360
  Vice President, Cytel and  1997        133,572              0        17,142(5)       295
  President, Epimmune        1996              0              0             0            0

Jennifer Lorenzen(6)         1998        185,000              0        13,678        1,160
  Vice President, Business   1997        134,055              0        12,857          691
  Development                1996              0              0             0            0

Dr. James C. Paulson(7)      1998        266,500              0        63,339        2,898
  Former Vice President and  1997        257,578              0             0        1,674
  General Manager,           1996        216,324         28,988        11,428        1,333
    Glytec(TM)

Mr. Edward C. Hall   (8)     1998        115,696              0        14,285        1,594
  Former Vice President,     1997              0              0             0            0
  Finance, Chief Financial   1996              0              0             0            0
  Officer and Secretary

------------

(1) Options granted pursuant to an option exchange program approved by the stockholders on June 11, 1998 and implemented on June 15, 1998 in which employees were given the opportunity to exchange outstanding out-of-the-money stock options for a lesser number of new options priced at the market price of Cytel's common stock at the time of exchange (the "Exchange Program"). All option numbers and prices in this table Cytel's 1-for-7 reverse stock split which occurred on November 13, 1998.

(2) Consists of life insurance premiums paid by Cytel.

(3) Represents relocation payments made by Cytel to Mr. Thompson.

(4) Represents reimbursement of Dr. Roe's relocation expenses which were paid by Cytel to Dr. Roe's previous employer.

(5) Does not include certain options to purchase shares of Epimmune Common Stock granted to Ms. Schueren. See "- Employment Agreements."

(6) Ms. Lorenzen resigned from Cytel effective March 31, 1999.

(7) Dr. Paulson resigned from Cytel effective February 15, 1999.

(8) Mr. Hall resigned from Cytel effective November 20, 1998.


                        STOCK OPTION GRANTS AND EXERCISES

        Cytel grants options to its executive officers under Cytel's 1989 Stock Option Plan (the "1989 Plan"). As of April 1, 1999, options to purchase a total of 558,258 shares had been granted and were outstanding under the 1989 Plan, and options to purchase 275,514 shares remained available for grant thereunder. Material terms of options granted under the 1989 Plan are described generally in footnotes 2 and 5 below.

        The following tables show for the fiscal year ended December 31, 1998, certain information regarding options granted to, exercised by, and held at year end by the Named Executive Officers:

                     OPTIONS GRANTED IN LAST FISCAL YEAR(1)

                                       INDIVIDUAL GRANTS                  POTENTIAL REALIZABLE
                       -------------------------------------------------     VALUE AT ASSUMED
                        NUMBER OF      % TOTAL                                 ANNUAL RATES
                       SECURITIES      OPTIONS                                OF STOCK PRICE
                       UNDERLYING    GRANTED TO                               APPRECIATION FOR
                         OPTIONS      EMPLOYEES   EXERCISE OR                  OPTION TERM(4)
                         GRANTED      IN FISCAL   BASE PRICE  EXPIRATION --------------------------
      NAME                 (2)         YEAR(3)      ($/SH)       DATE       5%($)          10%($)
      ----             ---------     -----------  ---------   ---------  -----------  -------------
 Mr. Virgil Thompson.    28,571          6.5%      11.15630    2/2/08    $200,458.05  $  508,000.07
                         85,892(5)      19.6%      10.71880    6/15/08    578,997.61   1,467,293.61
 Dr. Robert L. Roe...    25,714          5.9%      11.15630    2/2/08     180,412.95     457,201.84
                         69,685(5)      15.9%      10.71880    6/15/08    469,746.28   1,190,429.32
 Dr. James C. Paulson    11,428          2.6%      11.15630    2/2/08      80,180.42     203,192.91
                         51,911(5)      11.9%      10.71880    6/15/08    349,931.83     886,795.96
 Ms. Deborah Schueren    26,391(5)       6.0%      10.71880    6/15/08    177,901.62     450,837.63
 Ms. Jennifer Lorenzen    6,536(5)       1.5%      10.71880    6/15/08     44,059.15     111,654.53
                          7,142          1.6%      11.15630    2/2/08      50,109.25     126,986.68
 Mr. Edward C. Hall(6)   14,285(6)       3.3%      11.15630    2/2/08     100,225.52     253,991.14


(1) All numbers and prices in this table reflect Cytel's 1-for-7 reverse stock split which occurred on November 13, 1998.

(2) Options granted prior to 1996 generally vested 20% at the end of the first year of the optionee's employment and thereafter daily at the rate of 20% per year during such period of employment. Options granted after November 1996 generally vest 25% at the end of the first year of the optionee's employment and thereafter daily at the rate of 25% per year during such period of employment. Upon certain corporate events resulting in a change of control, at the discretion of Cytel's Board of Directors, (i) the acquiring company will assume the options or substitute similar options,
     (ii) the options will continue in full force and effect, or (iii) Cytel will pay a cash settlement for or accelerate such options.

(3) Based on 437,671 options granted in 1998, including grants to executive officers. This figure includes 303,145 options granted to employees and executive officers in connection with the

     Exchange Program approved by the stockholders on June 11, 1998 and implemented on June 15, 1998.

(4) The potential realizable value is calculated based on the terms of the option at its time of grant (10 years in the case of all options). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These amounts represent certain assumed rates of appreciation, in accordance with rules of the SEC, and do not reflect Cytel's estimate or projection of future stock price performance. Actual gains, if any, are dependent on the actual future performance of Cytel's Common Stock, and no gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.

(5) Options granted pursuant to the Exchange Program approved by the stockholders on June 11, 1998 and implemented on June 15, 1998. These options vest over a six year period according to a schedule developed by the State of Wisconsin Investment Board, a major stockholder of Cytel (the "Wisconsin Board")

(6) Mr. Hall's options were terminated in connection with his resignation from Cytel on November 20, 1998.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                   NUMBER OF SECURITIES
                                                  UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED
                                                   OPTIONS AT FY-END(#)      IN-THE-MONEY OPTIONS
                                                     EXERCISABLE/                AT FY-END($)(1)
                           SHARES      VALUE      ----------------------     ---------------------
                          ACQUIRED    REALIZED          EXERCISABLE/                EXERCISABLE/
       NAME            ON EXERCISE(#)    ($)            UNEXERCISABLE               UNEXERCISABLE
       ----            -------------- --------          -------------               -------------
 Mr. Virgil Thompson        --           --             16,425/98,038                   ----
 Dr. Robert L. Roe          --           --             11,840/83,559                   ----
 Dr. James C. Paulson       --           --             25,840/39,885                   ----
 Ms. Deborah Schueren       --           --              9,621/16,770                   ----
 Ms. Jennifer Lorenzen      --           --              7,331,19,204                   ----
 Mr. Edward C. Hall         --           --                   ----                      ----

------------

(1) Fair market value of Cytel's Common Stock at December 31, 1998 ($2.25 per share) minus the exercise price of the options. As of December 31, 1998, all unexercised options held by the Named Executive Officers were out-of-the-money.

                              EMPLOYMENT AGREEMENTS

        In March 1990, Cytel entered into an employment agreement with Dr. Paulson. The agreement may be terminated by either Cytel or Dr. Paulson. The terms of the employment agreement are consistent with Cytel's executive compensation policies. Mr. Paulson resigned from Cytel effective February 15, 1999.

        In January 1996, Cytel entered into an employment agreement with Mr. Thompson. The agreement may be terminated by either Cytel or Mr. Thompson. The terms of the employment agreement are consistent with Cytel's executive compensation policies.

        In January 1996, Cytel entered into an employment agreement with Dr. Roe. The agreement may be terminated by either Cytel or Dr. Roe. The terms of the employment agreement are consistent with Cytel's executive compensation policies.

        In October 1997, Cytel and Epimmune entered into an employment agreement with Ms. Schueren. The agreement guaranteed Ms. Schueren a base salary of $185,000 and a cash bonus of up to $50,000 at the discretion of the Board, if certain objectives are met. In addition, pursuant to the agreement, Ms. Schueren was granted an incentive stock option to purchase 385,000 shares of Epimmune Common Stock at the fair market value as determined by the board of directors of Epimmune. Shares subject to such option vest equally over 48 months, provided that said option will be subject to acceleration with respect to up to two years of vesting upon achievement of certain objectives. The option issued to Ms. Schueren represents approximately 4% of the outstanding Epimmune Common Stock on an as-converted, fully-diluted basis, assuming exercise of all options outstanding and available for issuance under Epimmune's stock option plan. The agreement may be terminated by either Cytel or Ms. Schueren.

        In February 1998, Cytel entered into severance benefits agreements covering the following officers of Cytel: Mr. Thompson, Dr. Roe, Dr. Paulson and Ms. Lorenzen (collectively, the "Officers" and individually, the "Officer"). Under the agreements, in the event that an Officer is either terminated without cause or within one year of a change of control of Cytel such Officer shall receive a lump-sum payment equal to six months of such Officer's annual base salary. If such Officer is terminated other than for cause, all unvested stock options held by such Officer shall immediately accelerate by six months. If such Officer is terminated following a change of control, 50% of all unvested stock options held by such Officer shall immediately vest and become exercisable. Ms. Schueren's employment agreement provides for similar severance benefits except in the event of termination following a change in control all unvested Epimmune stock options held by Ms. Schueren shall immediately vest and become exercisable. In addition, generally, if Ms. Schueren is terminated without cause or if Ms. Schueren terminates her employment under certain conditions, all unvested stock options held by Ms. Schueren shall accelerate by six months

        In December of 1998, Cytel and Dr. Paulson entered into a agreement regarding Dr. Paulson's severance arrangement. Cytel agreed to extend the exercise period of Dr. Paulson's options for one year, and agreed that Dr. Paulson would be entitled to accelerated vesting of his outstanding stock options equal to 1) six months if his termination occurred on or after February 15, 1999 and Cytel had not sold its Glytec business unit by such date, or 2) 50% of his outstanding unvested shares as of the date of his termination if the termination followed the sale of Cytel's Glytec business unit. Dr. Paulson voluntarily terminated his employment with Cytel on February 15, 1999, at which time Cytel had not sold its Glytec business unit.

                        COMPENSATION COMMITTEE REPORT(1)

        The Compensation Committee of the Board of Directors (the "Committee") consists of Mr. Howard E. Greene, Jr., Mr. David L. Anderson and Mr. David L. Mahoney. The Committee is responsible for setting and administering the Company's policies governing annual executive salaries, bonuses (if any) and stock ownership programs. The Committee evaluates the performance of management and determines the compensation of the Chief Executive Officer ("CEO") and the other executive officers of Cytel based upon the accomplishment of defined objectives in the Company's research and product development programs and achievement of financial targets. The full Board of Directors reviews the Committee's recommendations regarding the compensation of the CEO and the other executive officers.

EXECUTIVE OFFICER COMPENSATION PROGRAM

        The Company's executive officer compensation program consists of base salary and long-term compensation in the form of stock options. The Company's executive officer compensation program is designed to achieve the following objectives:

        - Attract, retain and motivate quality executives who possess the necessary leadership and management skills.

        - Provide an incentive to advance the research and development of the Company's therapeutic products.

        - Emphasize stock-based compensation to provide longer-term motivation by aligning the executives' interests with those of the Company and its stockholders.

        Compensation is based on the level of job responsibility and the level of the individual's performance as well as the Company's performance. The Committee endeavors to set executive compensation within a range which the Committee believes is comparable to the average range of compensation set by companies of comparable size in the biotechnology industry. The group of comparable companies is not necessarily the same as the companies reflected in the market indices included in the performance graph on page 35 of this Annual Report on Form 10-K.

        The Committee believes that the Company's executive compensation program reflects the principles described above and provides executives strong incentives to maximize Company performance and enhance stockholder value. The Committee believes that a stock option program to reward performance is an appropriate method of executive compensation, with relatively modest increases in base compensation.

BASE SALARY

        Base salary levels for each of the Company's executive officers are reviewed annually. The Company applies various subjective criteria, including performance of the individual and the Company and relative responsibility and experience, to determine appropriate base salaries. In evaluating Company performance, the Committee considers the meeting of certain product milestones, achieving certain corporate objectives (related to financings and collaborations) and organizational effectiveness. In addition, the Company compares its executives' base salaries to management salaries at companies in the biotechnology industry, comparable geographic areas and at similar stages of growth and considers industry surveys regarding executive compensation. The Committee uses




--------

(1) The material in this report is not "soliciting material," is not deemed filed with the SEC, and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended (the "1933 Act") or the 1934 Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

these criteria as a frame of reference for annual salary adjustments although other factors are considered, as appropriate, and no specific weights are ascribed to the factors considered by the Committee.

LONG-TERM INCENTIVE COMPENSATION

        The Company's long-term incentive program includes stock options and other awards granted under the 1989 Plan, other stock options and the Company's Employee Stock Purchase Plan. Stock options are an important part of the Company's performance-based compensation. Option grants include vesting periods (generally over four years) to encourage key employees to continue in the employ of the Company. In 1998, the Company implemented a performance management system (the "Performance Management System") for members of certain employee teams organized under the Performance Management System. Under the Performance Management System, options are subject to acceleration of vesting upon the achievement of certain performance-based objectives by such teams. Prior to December 1996, the time-based vesting period of option grants was five years, but the Board of Directors changed such vesting schedule to four years to facilitate the recruitment and retention of key employees. Through option grants, executives receive significant equity incentives to build long-term stockholder value Grants are generally made at 100% of fair market value on the date of grant. Section 4(c) of the 1989 Plan limits the number of shares that can be granted to any person in any calendar year to ensure that any income recognized in connection with the exercise of options under the 1989 Plan would qualify as "performance-based compensation" under Section 162(m) of the Code. As set forth in Proposal 3, the Board has approved, and the stockholders are being asked to approve, an amendment to the 1989 Plan to increase the limit on the number of shares underlying options that can be granted to any person in a calendar year from 500,000 shares to 950,000 shares.

        The Committee believes that providing management a substantial economic interest in the long-term appreciation of the Company's Common Stock further aligns the interests of stockholders and management. The size of option grants to an individual is primarily determined by such individual's position within management of the Company, as well as competitive practices at biotechnology companies of comparable size. The Committee also considered the size of grants to individuals in previous years and internal relativity.

        Section 162(m) of the Code limits the Company to a deduction for federal income tax purposes of no more than $1 million paid to certain Named Executive Officers in a taxable year. Compensation above $1 million may be deducted if it is "performance-based compensation" within the meaning of the Code. The statute containing this law and the applicable Treasury regulations offer a number of transitional exceptions to this deduction limitation for preexisting compensation plans, arrangements and binding contracts. As a result, the Compensation Committee believes that at the present time it is unlikely that the compensation paid to any Named Executive Officer in a taxable year which is subject to the deduction limit will exceed $1 million. Therefore, the Compensation Committee has not yet established a policy for determining which forms of incentive compensation awarded to Named Executive Officers will be designed to qualify as performance-based compensation.

        In each of fiscal 1998, 1997 and 1996 a pool of grants to a defined management group was approved. Individual awards were based on an evaluation of previous awards, vested status and retention goals.

CEO COMPENSATION

        The total compensation program for Mr. Virgil Thompson, Chief Executive Officer of the Company, is largely based on the same components as for other senior executives. Each year the Committee reviews the Chief Executive Officer's existing compensation arrangement, the individual performance for the calendar year under review, as well as the Company's performance relative to its peers.

        In February 1998, the Committee reviewed the achievement of objectives for 1997, and, based on the Company's performance in 1997 and Mr. Thompson's significant efforts in planning and implementing strategic and financial initiatives, the Committee approved a base salary for Mr. Thompson of $326,000 for 1998, an increase of 3.5% over Mr. Thompson's 1997 base salary. In addition, based on such factors, the Board of Directors also granted Mr. Thompson an option to purchase 28,571 shares of the Company's Common Stock under the 1989 Plan at an exercise price of $11.15630, the fair market value on the date of grant.

        In June 1998, the Board approved the grant of options to purchase a total of 85,892 shares of the Company's Common Stock at an exercise price of $10.71880, the fair market value on the date of grant, in connection with the option exchange program more fully described below in the "Report on Repricing of Options."

        In December 1998, the Committee reviewed the achievement of objectives for 1998 and determined not to increase Mr. Thompson's base salary for 1999.

REPORT ON REPRICING OF OPTIONS

        On June 11, 1998, at the 1998 Annual Meeting of Stockholders, the stockholders approved an option exchange program whereby employees were given the opportunity to exchange outstanding out-of-the-money stock options for a lesser number of new options priced at the market price of the Company's Common Stock at the time of exchange (the "Exchange Program"). All employees who held out-of-the-money stock options were entitled to participate in the Exchange Program. On June 15, 1998 the Company implemented the Exchange Program.

        Under the Exchange Program., outstanding out-of-the-money options were exchanged for new options with an exercise price of $10.71880 (the fair market value of the Company's Common Stock on June 15, 1998). The number of shares of Common Stock underlying the new options was based on a formula developed by the Wisconsin Board, and depended upon the exercise price of the out-of-the-money options which were cancelled in conjunction with the exchange. Vesting of the new options occurs over a six year period according to a formula developed by the Wisconsin Board.

        The Board of Directors believes that out-of-the-money stock options have little incentive value to employees and in fact undermine morale and motivation. In addition, virtually all companies in the biotechnology industry use stock options to attract and retain outstanding employees, and there is substantial competition to obtain and/or retain skilled and experienced scientists and managers in the industry. Many biotechnology companies also offer cash bonuses to its employees, but Cytel does not. Accordingly, stock option-based performance incentives are a particularly important part of a competitive overall compensation package for employees of the Company.

        The Board of Directors approved the Exchange Program because it was concerned that the Company may have been at risk of losing valued employees because most of the then outstanding stock options were not providing incentives to the Company's management team and other employees. After careful consideration of market conditions, employee turnover, employee morale and the challenges and opportunities facing the Company, the Board of Directors believed that this situation was likely to be more damaging to the Company and its stockholders than the effect of an option exchange program. As a result, in the good faith judgment of the Board of Directors, it was in the best interests of the stockholders of the Company to replace underwater stock options with options having an exercise price equal to the then current fair market value of the stock, thus restoring the opportunity for employees to receive value in the near term by building the Company and causing the market value of the stock to increase.

        No options held by members of the Compensation Committee were repriced in the Exchange Program.

                          TEN-YEAR OPTION REPRICINGS(1)

                                    Number of   Market                               Length of
                                   Securities   Price of    Exercise                  Original
                                   Underlying   Stock at    Price at                 Option Term
                                     Options    Time of     time of        New       Remaining
                                    Repriced    Repricing   Repricing    Exercise     at Date of
         Name              Date        (#)         ($)        ($)       Price ($)    Repricing
-----------------------  -------     ------       --------    ------     --------   --------------
Mr. Virgil Thompson....  6/15/98     60,235       10.71880    42.875     10.71880   7 yrs 202 days
 President and Chief     6/15/98     25,657       10.71880    28.00      10.71880   8 yrs 202 days
 Executive Officer

Dr. Robert L. Roe......  6/15/98     46,594       10.71880    52.50      10.71880   7 yrs 232 days
 Executive Vice          6/15/98     23,091       10.71880    28.00      10.71880   8 yrs 202 days
 President, Chief
 Operating Officer,
 Chief Financial
 Officer and Secretary

Ms. Deborah Schueren...  12/15/94     4,285       18.816      43.75      18.816     7 yrs 355 days
 Vice President, Cytel   12/15/94       184       18.816      54.25      18.816     8 yrs   7 days
 and President,          6/15/98      1,885       10.71880    32.375     10.71880   5 yrs 190 days
 Epimmune                6/15/98      1,640       10.71880    31.50      10.71880   7 yrs 184 days
                         6/15/98      1,923       10.71880    28.00      10.71880   8 yrs 181 days
                         6/15/98      3,331       10.71880    18.816     10.71880   6 yrs 185 days
                         6/15/98      1,203       10.71880    21.875     10.71880   6 yrs 202 days
                         6/15/98     16,409       10.71880    16.625     10.71880   8 yrs 280 days

Jennifer Lorenzen......  6/15/98      1,923       10.71880    28.00      10.71880   8 yrs 181 days
 Vice President,         6/15/98      4,613       10.71880    22.750     10.71880   8 yrs  60 days
 Business Development

Dr. James C. Paulson...  12/15/94    10,714       18.816      42.00      18.816     6 yrs 300 days
 Former Vice President   12/15/94     8,738       18.816      54.25      18.816     8 yrs   5 days
 and General Manager,    6/15/98      7,572       10.71880    31.50      10.71880   7 yrs 184 days
 Glytec(TM)              6/15/98     10,262       10.71880    28         10.71880   8 yrs 181 days
                         6/15/98     18,363       10.71880    18.816     10.71880   6 yrs 185 days
                         6/15/98     15,714       10.71880    32.375     10.71880   5 yrs 190 days

Mr. Edward C. Hall.....       --         --             --        --           --               --
 Former Vice
 President, Finance,
 Chief Financial
 Officer and Secretary

------------

(1) All numbers and prices in this table reflect the Company's 1:7 reverse stock split which occurred on November 13, 1998.


        From the members of the Compensation Committee of Cytel:

               Howard E. Greene, Jr.

               David L. Anderson

               David L. Mahoney

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        Mr. Greene, a member of the Compensation Committee, is Chairman of the Board of the Company.

                     PERFORMANCE MEASUREMENT COMPARISON (1)

        The following chart shows total shareholder return of the Nasdaq CRSP Total Return Index ("Nasdaq Broad Index") for the Nasdaq Stock Market (US Companies) and the Nasdaq CRSP Pharmaceutical Index ("Nasdaq Pharmaceutical Index")(2) and for the Company as of the end of each year since December 31, 1993.


             COMPARISON OF TOTAL CUMULATIVE RETURN ON INVESTMENT(3)





                              [PERFORMANCE GRAPH]


                              12/93     12/94     12/95     12/96     12/97     12/98
                              -----     -----     -----     -----     -----     -----
CYTEL CORPORATION              100        66       129        72        32         7

NASDAQ STOCK MARKET (U.S.)     100        98       138       170       208       294

NASDAQ PHARMACEUTICAL          100        75       138       138       143       183


-------------

(1) This Section is not "soliciting material," is not deemed filed with the SEC, and is not to be incorporated by reference into any filing of the Company under the 1933 Act or the 1934 Act, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.
(2) The Nasdaq Pharmaceutical Index is made up of all companies with the Standard Industrial Classification (SIC) code 283 (category description "Drugs"). Information regarding the companies comprising this index is available upon written request to Secretary, Cytel Corporation, 9390 Towne Centre Drive, San Diego, California 92121.
(3) The total return on investment (including investment of dividends) assumes $100 invested on December 31, 1993 in Cytel's Common Stock, the Nasdaq CRSP Total Return Index for the Nasdaq Stock (U.S. Companies) Index and the NASDAQ CRSP Pharmaceutical Index.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the ownership of Common Stock of Cytel as of April 1, 1999 by (i) each director and nominee; (ii) each Named Executive Officer (as defined below); (iii) all executive officers and directors as a group; and (iv) all those known by Cytel to be beneficial owners of more than five percent of its Common Stock:


                                                                BENEFICIAL OWNERSHIP(1)
                                                                -----------------------
                                                                 NUMBER OF   PERCENT OF
          BENEFICIAL OWNER                                         SHARES       TOTAL
          ----------------                                      ----------   ----------
       International Biotechnology Trust plc
         Five Arrows House, St. Swithin's Lane,
         London, England................................           467,992      6.93%
       State of Wisconsin Investment Board
         121 East Wilson Street
         Madison, WI 53702..............................           346,290      6.93%
       G.D. Searle & Co. (2)
         5200 Old Orchard Road
         Skokie, IL 60077...............................           317,460      6.35%
       Novartis Holding AG
         Lichstrasse 35, Basel Switzerland..............           309,528      6.19%
       Elan International Services Ltd.
        102 St. James Court
        Flatts Smiths, FL04 Bermuda.....................           285,714      5.72%
       Howard E. Greene, Jr. (3)(5).....................           113,817      2.28%
       Virgil Thompson (5)..............................            56,082      1.11%
       James C. Paulson (5).............................            54,987      1.09%
       Robert L. Roe (5)................................            34,727      *
       David L. Anderson (4)(5).........................            34,487      *
       Deborah Schueren (5).............................            17,198      *
       Jennifer Lorenzen (5)............................            14,729      *
       William T. Comer (5).............................             7,255      *
       David L. Mahoney.................................             5,474      *
       Nicole Vitullo (5)...............................               670      *
       Nancy D. Rasmussen (5)...........................                 0      *
       Lisabeth F. Murphy...............................               215      *
       Edward C. Hall...................................                 0      *
       All executive officers and directors
         as a group (12 persons)(6).....................           339,641       6.6%

------------

* Less than one percent.

(1) This table is based upon information supplied by officers, directors and principal stockholders and on any Schedules 13D or 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each stockholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentage ownership is based on 4,997,322 shares of Common Stock outstanding on April 1, 1999.

(2) Does not include 659,898 shares of Series B Preferred Stock issued to Searle in February 1998 pursuant to a collaboration between Epimmune and Searle. Searle has the right to convert the Series B Preferred Stock into Cytel Common Stock after three years, at a conversion rate of 0.1126 shares of Common Stock for each share of Series B Preferred Stock (for an aggregate of 74,285 shares of Common Stock) or to convert to Epimmune Common Stock at any time. In addition, Searle has the option to deliver shares of the Series B Preferred Stock in lieu of up to 50% of certain milestone payments to Epimmune.

(3) Includes 109,745 shares held in trust for the benefit of Mr. Greene's family and 2,285 shares held in trust for the benefit of Mr. Greene's children. Mr. Greene is a trustee of both trusts. Mr. Greene acting as trustee has voting and investment power with respect to such shares and may be deemed to be the beneficial owner of such shares. In addition, Mr. Greene is a director of International Biotechnology Trust plc and disclaims beneficial ownership of shares held by such entity.

(4) Includes 1,428 shares held by Anvest, L.P. of which Mr. Anderson is the general partner. Also includes 19,637 shares held of record by Sutter Hill, over which Mr. Anderson exercises voting and investing power as a managing director of Sutter Hill Ventures LLC, the general partner of Sutter Hill. Mr. Anderson disclaims beneficial ownership of shares held by Anvest, L.P. and Sutter Hill except to his proportionate partnership interest therein.

(5) Includes shares which certain executive officers and directors of Cytel have the right to acquire within 60 days after the date of this table pursuant to outstanding options, as follows: Howard E. Greene, 1,787 shares; Virgil Thompson, 38,337 shares; Robert L. Roe, 29,328 shares; David
     L. Anderson, 1,787 shares; Deborah Schueren, 16,921 shares; Jennifer Lorenzen, 14,729 shares; Lisabeth Murphy, 215 shares; James C. Paulson, 35,628 shares; William T. Comer, 6,341 shares; David L. Mahoney, 2,617 shares; Nicole Vitullo, 670 shares; and all executive officers and directors as a group, 148,360 shares.

(6)  Includes shares described in notes (3) through (5) above.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Cytel's Bylaws provide that Cytel will indemnify its directors and executive officers and may indemnify its other officers, employees and other agents to the fullest extent permitted by Delaware law. Cytel is also empowered under its Bylaws to enter into indemnification contracts with its directors and officers and to purchase insurance on behalf of any person whom it is required or permitted to indemnify. Pursuant to this provision, Cytel has entered into indemnity agreements with each of its directors and officers.

        In addition, Cytel's Certificate of Incorporation provides that to the fullest extent permitted by Delaware law, Cytel's directors will not be liable for monetary damages for breach of the directors' fiduciary duty of care to Cytel and its stockholders. This provision in the Certificate of Incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as an injunction or other forms of non-monetary relief would remain available under Delaware law. Each director will continue to be subject to liability for breach of the director's duty of loyalty to Cytel, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, for acts or omissions that the director believes to be contrary to the best interests of Cytel or its stockholders, for any transaction from which the director derived an improper personal benefit, for acts or omissions involving a reckless disregard for the director's duty to Cytel or its stockholders when the director was aware or should have been aware of a risk of serious injury to Cytel or its stockholders, for acts or omissions that constitute an unexcused pattern of inattention that amounts to an abdication of the director's duty to Cytel or its stockholders, for improper transactions between the director and Cytel, and for improper distributions to stockholders and loans to directors and officers. This provision also does not affect a director's responsibilities under any other laws, such as the federal securities laws or state or federal environmental laws.

        Cytel has entered into certain additional transactions with its directors and officers, as described under the captions "Executive Compensation" and "Employment Agreements."

                                     Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Index to Financial Statements

The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this Report.

                                                                                  Page
                                                                                  ----
Report of Ernst & Young LLP, Independent Auditors.................................F-1
Consolidated Balance Sheets as of December 31, 1998 and 1997......................F-2
Consolidated  Statements  of  Operations  for each of the  three years in the period ended December 31, 1998.......................................F-3
Consolidated  Statement of Stockholders'  Equity for each of the three years in the period ended December 31, 1998.................................F-4
Consolidated  Statements  of Cash  Flows  for each of the  three years in the period ended December 31, 1998.......................................F-5 - F-6
Notes to Consolidated Financial Statements........................................F-7 - F-28

(2)    INDEX TO FINANCIAL STATEMENT SCHEDULES

The consolidated financial statement schedules required by this item are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

(3)     LISTING OF EXHIBITS


Exhibit
Number      Document Description
-------     --------------------
  3.1       Amended and Restated Certificate of Incorporation.(A)

  3.2       Bylaws of the Registrant.(A)

  3.3       Preferred Share Purchase Rights Plan.(B)

  3.4       Form of Certificate of Amendment to the Company's Amended and
            Restated Certificate of Incorporation.(E)

  3.5       Certificate of Designation of the Series B Convertible Preferred
            Stock.(J)

  3.6       Certificate of Amendment of Amended and Restated Certificate of
            Incorporation.(L)

  3.7       Certificate of Increase of Series A Junior Participating Preferred
            Stock.(L)

  3.8       Certificate of Amendment of Amended and Restated Certificate of
            Incorporation.(M)

  4.1       Reference is made to Exhibits 3.1 through 3.8.

  4.2       Specimen certificate of the Common stock.(A)

 10.1 Form of Indemnification Agreement entered into between the Registrant and its directors and officers.(A)

 10.3       Letter Agreement, between the Registrant and James C. Paulson, dated
            March 2, 1990.(A)

 10.5       Registrant's 1989 Stock Plan, as amended through June 12, 1998 (the
            "1989 Plan").(L)


Exhibit
Number      Document Description
-------     --------------------

 10.6       Forms of Incentive Stock Option Agreement under the 1989 Plan.(A)

 10.7       Form of Nonstatutory Stock Option Agreement under the 1989 Plan.(A)

 10.8       Employee Stock Purchase Plan, as amended through June 12, 1998.(L)


 10.16 Industrial Lease, between the Registrant and COAST/USC I, dated as of May 17, 1990, as amended June 27, 1990 and July 13, 1990.(A)

 10.19      Research Agreement, between the Registrant and The Scripps Research
            Institute, formerly Scripps Clinic and Research Foundation
            ("Scripps"), dated as of September 1, 1990, as amended August 5,
            1991 (with certain confidential portions deleted).(A)(1)

 10.24 License Agreement, between the Registrant and Scripps, dated as of September 23, 1991 (with certain confidential portions deleted).(A)(1)

 10.25 Research and Option Agreement, between the Registrant and Scripps, dated October 1, 1991 (with certain confidential portions deleted).(A)(1)

 10.28      Technology Development Agreement, between the Registrant and
            Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo") dated as of October
            30, 1991 (with certain confidential portions deleted).(A)(1)

 10.29 Letter Agreement, between the Registrant and Sumitomo, dated as of October 30, 1992.(A)

 10.35 Amendment to License Agreement between the Registrant and Scripps dated as of June 17, 1992 (with certain confidential portions deleted).(C)(2)

 10.37 Registrant's Non-Employee Directors' Stock Option Plan, as amended through June 12, 1998.(L)

 10.38 Investment Agreement, between the Registrant and Sumitomo, dated as of December 22, 1993.(D)

 10.43      Amended and Restated Technology Development Agreement between the
            Registrant and Sumitomo, dated February 17, 1995 (with certain confidential portions deleted).(F)(2)

 10.48      Second Amendment to License Agreement between the Registrant and
            Scripps dated as of June 17, 1992 (with certain confidential portions deleted).(G)(2)

 10.49 Letter Agreement, between the Registrant and Virgil D. Thompson, dated December 19, 1995.(G)


Exhibit
Number      Document Description
-------     --------------------
 10.50      Letter Agreement, between the Registrant and Robert L. Roe, M.D.,
            F.A.C.P., dated January 18, 1996.(G)

 10.51      Directors' Deferred Compensation Plan, effective as of March 17,
            1995, as amended September 20, 1996.(H)

 10.52      Letter of Intent between the Registrant and G.D. Searle & Co., dated
            September 5, 1997 (with certain confidential portions deleted).(I)(3)

 10.53 Stock Purchase Agreement between Registrant and G.D. Searle & Co., dated September 18, 1997.(I)

 10.54 Employment agreement between Registrant, Epimmune Inc. ("Epimmune") and Deborah A. Schueren dated October 1, 1997.(J)

 10.55 Form of Severance Benefit Agreement between Registrant and the following executive officers: Virgil D. Thompson; Robert L. Roe,
            M.D.; James C. Paulson, Ph.D; Edward C. Hall; Jennifer Lorenzen.(K)

 10.56 License and Collaboration Agreement between Epimmune and Searle, dated February 27, 1998 (with certain confidential portions deleted).(K)(4)

 10.57      Series B Preferred Stock Purchase Agreement between Epimmune and
            Searle, dated February 27, 1998.(K)

 10.58      Series B-1 Preferred Stock Purchase Agreement between Registrant and
            Epimmune, dated February 27, 1998.(K)

 10.59      Stock Purchase Agreement between Registrant and Searle, dated
            February 27, 1998.(K)

 10.60      Sublease Agreement, between the Registrant and Amylin
            Pharmaceuticals, Inc., dated as of June 1, 1998.(M)

 10.61      Amended and Restated Sublicense and Option Agreement, between the
            Registrant and Elan International Services Ltd. ("Elan"), dated
            November 10, 1998 (the "Sublicense Agreement"), and side letter entered between the Registrant and Elan, dated November 10, 1998
            (with certain confidential portions of the Sublicense Agreement deleted).(M)(5)

 10.62      Two Letter Agreements between the Registrant and James C. Paulson,
            Ph.D. dated December 2, 1998 and December 23, 1998.

 10.63 Lease Agreement between Epimmune, Inc. and Nexus Equity LLC VIII, dated as of November 1, 1998, as amended February 1, 1999

 21.1       Subsidiaries of the Registrant.(J)

 23.1       Consent of Ernst & Young LLP, Independent Auditors.

 25.1 Power of Attorney. Reference is made to the signature page of this report on Form 10-K.


Exhibit
Number      Document Description
-------     --------------------
 27.1       Financial Data Schedule

 (4)        EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

 10.1 Form of Indemnification Agreement entered into between the Registrant and its directors and officers.(A)

 10.3       Letter agreement, between the Registrant and James C. Paulson, dated
            March 2, 1990.(A)

 10.5       Registrant's 1989 Stock Plan, as amended through June 12, 1998 (the
            "1989 Plan").(L)

 10.6       Forms of Incentive Stock Option Agreement under the 1989 Plan.(A)

 10.7       Form of Nonstatutory Stock Option Agreement under the 1989 Plan.(A)

 10.8       Employee Stock Purchase Plan, as amended through June 12, 1998.(L)

 10.37 Registrant's Non-Employee Directors' Stock Option Plan, as amended through June 12, 1998.(L)

 10.49 Letter Agreement, between the Registrant and Virgil D. Thompson, dated December 19, 1995.(G)

 10.50      Letter Agreement, between the Registrant and Robert L. Roe, M.D.,
            F.A.C.P., dated January 18, 1996.(G)

 10.51      Directors' Deferred Compensation Plan, effective as of March 17,
            1995 as amended September 20, 1996.(H)

 10.54      Employment agreement between Registrant, Epimmune and Deborah A.
            Schueren dated October 1, 1997.(J)

 10.55 Form of Severance Benefit Agreement between Registrant and the following executive officers: Virgil D. Thompson; Robert L. Roe,
            M.D.; James C. Paulson, Ph.D; Edward C. Hall; Jennifer Lorenzen.(K)

 10.62      Letter Agreement between the Registrant and James C. Paulson, Ph.D.

 ------------------------

(A) Incorporated by reference to the Company's Form S-1 Registration Statement and Amendments thereto (File No. 33-43356)

(B)   Incorporated by reference to the Company's Form 8-K, dated March 19, 1993.

(C) Incorporated by reference to the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 1992, filed on March 26, 1993.

(D) Incorporated by reference to the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 1993, filed on March 29, 1994.

(E) Incorporated by reference to the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 1994, filed on March 31, 1995.

(F) Incorporated by reference to the Company's Quarterly Report on Form 10-Q/A, Amendment No. 1, for the quarterly period ended March 31, 1995, filed on August 17, 1995.

(G) Incorporated by reference to the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, filed on March 22, 1996.

(H) Incorporated by reference to the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 1996, filed on March 31, 1997.

(I) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 1997, filed on November 14, 1997.

(J) Incorporated by reference to the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 1997, filed on March 31, 1998.

(K) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 1998, filed on May 15, 1998.

(L) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 1998, filed on August 14, 1998.

(M) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 1998, filed on November 16, 1998.

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

(4) Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Exchange Act of 1934 and Rule 24b-2 Thereunder Respecting Confidential Treatment dated July 15, 1998.

(5) Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Exchange Act of 1934 and Rule 24b-2 Thereunder Respecting Confidential Treatment dated December 17, 1998.

(B)    REPORT ON FORM 8-K

       None

(C)   EXHIBITS

      The response to this portion of Item 14 is submitted as a separate section of his report.

(D)   FINANCIAL STATEMENT SCHEDULES

      The consolidated financial statement schedules required by this Item are listed under Item 14(a)(2).

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15 day of April, 1999.


                                       CYTEL CORPORATION

                                       By  /s/ Virgil Thompson
                                          --------------------------------------
                                           Virgil Thompson
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Virgil Thompson and Robert L. Roe, and each of them, his attorney-in-fact, with the full power of substitution, for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ David L. Anderson           April 15, 1999    /s/ Robert L. Roe                      April 15, 1999
 ----------------------------                      ----------------------------------
 David L. Anderson                                 Robert L. Roe, M.D., F.A.C.P.
 Director                                          Executive Vice President, Chief
                                                   Operating Officer, Chief Financial
                                                   Officer and Director


 /s/ William T. Comer             April 15, 1999   /s/ David L. Mahoney                   April 15, 1999
 ----------------------------                      ----------------------------------
 William T. Comer, Ph.D.                           David L. Mahoney
 Director                                          Director


 /s/ Lisabeth F. Murphy           April 15, 1999   /s/ Nancy D. Rasmussen                 April 15, 1999
 ----------------------------                      ----------------------------------
 Lisabeth F. Murphy                                Nancy D. Rasmussen
 Director                                          Director


 /s/ Virgil Thompson             April 15, 1999    /s/ Howard E. Greene, Jr.              April 15, 1999
 ----------------------------                      ----------------------------------
 Virgil Thompson                                   Howard E. Greene, Jr.
 President, Chief Executive                        Chairman of the Board and Director
Officer and Director


 /s/ Nicole Vitullo               April 15, 1999
 ----------------------------
 Nicole Vitullo
 Director


                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Cytel Corporation

We have audited the accompanying consolidated balance sheets of Cytel Corporation as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cytel Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                          ERNST & YOUNG LLP


San Diego, California
February 5, 1999
except for Notes 5, 9 and 11, as
to which the date is
March 29, 1999

                                Cytel Corporation

                           Consolidated Balance Sheets

                                                                                              DECEMBER 31
                                                                                       1998                1997
                                                                                   -------------       -------------
ASSETS
Current assets:
   Cash and cash equivalents                                                       $   2,594,000       $   6,187,000
   Short-term investments                                                              9,217,000          11,616,000
   Current portion of restricted cash                                                         --             375,000
   Prepaids and other current assets                                                   1,657,000           1,312,000
                                                                                   -------------       -------------
Total current assets                                                                  13,468,000          19,490,000

Restricted cash                                                                          472,000             656,000
Property and equipment, net                                                            2,879,000           1,704,000
Patents                                                                                4,055,000           5,235,000
Deposits and other assets                                                                156,000           1,062,000
                                                                                   -------------       -------------
                                                                                   $  21,030,000       $  28,147,000
                                                                                   =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                                        $   2,289,000       $     755,000
   Deferred contract revenues                                                            515,000              78,000
   Accrued payroll and related expenses                                                  416,000             463,000
   Current portion of note payable to bank                                                    --             375,000
   Current portion of obligations under equipment
       loans and notes payable                                                           493,000              40,000
                                                                                   -------------       -------------
Total current liabilities                                                              3,713,000           1,711,000

Deferred rent                                                                                 --           1,388,000
Equipment loans and notes payable                                                      1,606,000             656,000

Commitments

Minority interest in consolidated subsidiary                                           1,735,000                  --

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized, 659,898                  7,000                  --
      shares and zero shares issued and outstanding at December 31, 1998 and
      1997, respectively
   Common stock, $.01 par value, 75,000,000  and 50,000,000 shares authorized             50,000              46,000
      at December 31, 1998 and 1997, respectively; 4,987,453 shares and
      4,603,214 shares issued and outstanding at December 31, 1998 and 1997, respectively

   Additional paid-in capital                                                        142,642,000         131,564,000
   Accumulated deficit                                                              (128,723,000)       (107,188,000)
   Unrealized (loss) on available-for-sale securities                                         --             (30,000)
                                                                                   -------------       -------------
Total stockholders' equity                                                            13,976,000          24,392,000
                                                                                   =============       =============
                                                                                   $  21,030,000       $  28,147,000
                                                                                   =============       =============

See accompanying notes.

                                Cytel Corporation

                      Consolidated Statements of Operations


                                                       YEARS ENDED DECEMBER 31
                                               1998               1997               1996
                                           ------------       ------------       ------------

REVENUES
   Research and development                $  2,005,000       $  3,428,000       $  8,641,000
   Research grants and other income           1,692,000          1,623,000          2,251,000
                                           ------------       ------------       ------------
                                              3,697,000          5,051,000         10,892,000

COSTS AND EXPENSES:
   Research and development                  18,352,000         16,537,000         20,861,000
   General and administrative                 4,587,000          3,735,000          3,919,000
   Loss on permanent impairment of
     intangible assets                        3,400,000                 --                 --
                                           ------------       ------------       ------------
   Total costs and expenses                  26,339,000         20,272,000         24,780,000
                                           ------------       ------------       ------------
  Loss from operations                      (22,642,000)       (15,221,000)       (13,888,000)

   Minority interest in net loss of
       consolidated subsidiary                  441,000                 --                 --
   Interest income, net                         860,000            825,000          1,437,000
   Loss on sales and disposal
       of assets                               (194,000)                --                 --
                                           ------------       ------------       ------------

   Net loss                                $(21,535,000)      $(14,396,000)      $(12,451,000)
                                           ============       ============       ============

   Net loss per share-basic and
      diluted                              $      (4.48)      $      (3.92)      $      (3.50)
                                           ============       ============       ============
   Shares used in computing net
      loss per share-basic and
      diluted                                 4,801,872          3,668,221          3,552,258
                                           ============       ============       ============


See accompanying notes.

                                Cytel Corporation

                Consolidated Statements of Stockholders' Equity

        For each of the three years in the period ended December 31, 1998



                                                                                              Additional
                                     Preferred Stock            Common Stock                    Paid-in       Accumulated
                                   Shares     Amount     Shares              Amount            capital          Deficit
                                 ---------   --------   ----------          ---------       -------------   ----------------
Balance at December 31, 1995      $     -           -    3,508,057           $35,000        $118,960,000     $(80,341,000)
   Issuance of common stock             -           -       76,416             1,000           1,367,000                 -
   Amortization of deferred
      compensation, net                 -           -            -                 -            (17,000)                 -
   Unrealized losses on
      available-for-sale                -                                                                                -
      securities                                    -            -                 -                   -
   Net loss                             -           -            -                 -                   -      (12,451,000)
                                  -------     -------    ---------           -------        ------------    -------------
Balance at December 31, 1996            -           -    3,584,473            36,000         120,310,000      (92,792,000)

   Issuance of common stock             -           -    1,018,741            10,000          11,254,000                 -
   Unrealized gains on
      available-for-sale                -           -            -                 -                   -                 -
      securities
   Net loss                             -           -            -                 -                   -      (14,396,000)
                                  -------     -------    ---------           -------        ------------    -------------
Balance at December 31, 1997            -           -    4,603,214            46,000         131,564,000     (107,188,000)

   Issuance of common stock             -           -      299,764             3,000           2,692,000                 -
      for cash
   Issuance of common stock             -           -                                                                    -
      for technology                                        84,475             1,000             899,000
   Issuance of Cytel Series B     659,898       7,000            -                 -           3,593,000                 -
      preferred stock, net of
      issuance costs
   Investment by Searle in                                       -                 -           3,894,000                 -
      Epimmune
   Unrealized gains on
      available-for-sale                -           -            -                 -                   -                 -
      securities
   Net loss                             -           -            -                 -                   -      (21,535,000)
                                  -------     -------    ---------           -------        ------------    -------------
Balance at December 31, 1998      659,898      $7,000    4,987,453           $50,000        $142,642,000    $(128,723,000)
                                  =======     =======    =========           =======        ============    =============


                                                   Unrealized
                                                  Gains (losses)
                                                  On available-       Total
                                   Deferred         For-sale       stockholders'   Comprehensive
                                 Compensation      Securities        equity           Income
                                ---------------  ---------------  ---------------  --------------
Balance at December 31, 1995       $(161,000)        $ 31,000      $ 38,524,000
   Issuance of common stock                -                          1,368,000
   Amortization of deferred
      compensation, net              161,000                            144,000
   Unrealized losses on
      available-for-sale                   -
      securities                                      (95,000)          (95,000)         (95,000)
   Net loss                                -                        (12,451,000)     (12,451,000)
                                                       -------     ------------    -------------
Balance at December 31, 1996               -          (64,000)       27,490,000      (12,546,000)
                                                                                   =============
   Issuance of common stock                -                         11,264,000
   Unrealized gains on
      available-for-sale
      securities                           -            34,000           34,000           34,000
   Net loss                                                         (14,396,000)     (14,396,000)
                                                       -------     ------------    -------------
Balance at December 31, 1997               -          (30,000)       24,392,000      (14,362,000)
                                                                                   =============
   Issuance of common stock                -                          2,695,000
      for cash
   Issuance of common stock
      for technology                       -                            900,000
   Issuance of Cytel Series B              -                          3,600,000
      preferred stock, net of
      issuance costs
   Investment by Searle in                 -                          3,894,000
      Epimmune
   Unrealized gains on
      available-for-sale                   -            30,000           30,000           30,000
      securities
   Net loss                                -                        (21,535,000)     (21,535,000)
                                   ----------         --------     ------------    -------------
Balance at December 31, 1998       $       -          $     -       $13,976,000     $(21,505.000)
                                   ==========         ========     ============    =============

See accompanying notes.

                                Cytel Corporation

                      Consolidated Statements of Cash Flows

                                                                                YEARS ENDED DECEMBER 31
                                                                      1998                1997                1996
                                                                  -------------       -------------       -------------

OPERATING ACTIVITIES
Net loss                                                          $ (21,535,000)      $ (14,396,000)      $ (12,451,000)
Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation and amortization                                     811,000             786,000           1,620,000
      Deferred rent                                                    (225,000)           (252,000)           (192,000)
      Amortization of deferred compensation                                  --                  --             144,000
      Deferred revenue                                                  437,000            (654,000)         (2,025,000)
      Loss on permanent impairment of intangible assets               3,400,000                  --                  --
      Minority interest in consolidated subsidiary                     (441,000)                 --                  --
      (Gain) loss on sale of equipment                                  194,000                  --                  --
      Changes in operating assets and liabilities:
        Receivable under collaborative agreement                             --                  --           2,000,000
        Other current assets                                           (375,000)            110,000             135,000
        Accounts payable and accrued liabilities                      1,534,000          (1,236,000)            371,000
        Accrued payroll and related expense                             (47,000)           (187,000)             (7,000)
                                                                  -------------       -------------       -------------
Net cash used in operating activities                               (16,247,000)        (15,829,000)        (10,405,000)

INVESTING ACTIVITIES
Purchases of available-for-sale securities                          (18,909,000)        (33,612,000)       (110,774,000)
Maturities of available-for-sale securities                          14,145,000          21,875,000          64,787,000
Sales of available-for-sale securities                                7,193,000          20,800,000          53,143,000
Proceeds from the sale of equipment                                     109,000              55,000                  --
Proceeds from the sale of assets of subsidiary                               --             161,000                  --
Principal payments on note receivable                                   100,000              50,000                  --
Purchases of property and equipment                                  (2,274,000)           (644,000)         (2,067,000)
Assets transferred to subsidiary at net book value                           --              84,000                  --
Expenditures related to early lease termination                        (226,000)                 --                  --
Patents                                                              (1,320,000)           (878,000)         (1,186,000)
Deposits and other assets                                               574,000             (29,000)            163,000
                                                                  -------------       -------------       -------------
Net cash provided by (used in) investing activities                    (608,000)          7,862,000           4,066,000

FINANCING ACTIVITIES
Principal payments under equipment notes payable                       (176,000)           (341,000)           (841,000)
Principal payments on note payable to bank                           (1,031,000)           (375,000)            (94,000)
Restricted cash released as note payable collateral                   1,031,000             375,000              94,000
Restricted cash for building lease agreement                           (472,000)                 --                  --
Proceeds from the issuance of equipment notes payable                 1,515,000                  --                  --
Net proceeds from issuance of Cytel Series B preferred stock          3,600,000                  --                  --
Net proceeds from Searle investment in Epimmune                       6,100,000                  --                  --
Net proceeds from issuance of common stock                            2,695,000          11,264,000           1,368,000
                                                                  -------------       -------------       -------------
Net cash provided by financing activities                            13,262,000          10,923,000             527,000
                                                                  -------------       -------------       -------------

Increase (decrease) in cash and cash equivalents                     (3,593,000)          2,956,000          (5,812,000)
Cash and cash equivalents at beginning of year                        6,187,000           3,231,000           9,043,000
                                                                  -------------       -------------       -------------

Cash and cash equivalents at end of year                          $   2,594,000       $   6,187,000       $   3,231,000
                                                                  =============       =============       =============

                                Cytel Corporation
                Consolidated Statements of Cash Flows (continued)



                                                                               YEARS ENDED DECEMBER 31
                                                                       1998                1997                1996
                                                                  -------------       -------------       -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                     $     122,000       $     119,000       $     199,000
                                                                  =============       =============       =============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES

Issuance of common stock for patent rights                        $     900,000       $          --       $          --
                                                                  =============       =============       =============
Early lease termination - net debt
   extinguishment and asset abandonment
                                                                  $     153,000       $          --       $          --
                                                                  =============       =============       =============

Promissory note and stock received for
      sale of assets of subsidiary                                $          --       $     800,000       $          --
                                                                  =============       =============       =============


See accompanying notes.

                                Cytel Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1998



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

Cytel Corporation was incorporated in Delaware on July 10, 1987. Cytel was established to design and develop a new class of drugs for the more effective treatment of acute and chronic inflammatory diseases, infectious diseases and cancer.

Unless otherwise indicated, all references to "Cytel" are to Cytel Corporation, all references to "Epimmune" are to Epimmune Inc., a majority-owned subsidiary of Cytel, and all references to the "Company" are to the combined entity of Cytel and Epimmune.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Cytel, Cytel Acquisition Subsidiary, Inc. from its inception in October 1991 through its dissolution in June 1996, Receptor Laboratories, Inc. from its purchase in July 1995 to its sale in January 1997 and Epimmune Inc. (Epimmune) from its formation in October 1997. All significant intercompany accounts and transactions have been eliminated.

                                Cytel Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1998



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The minority interest calculation is based on G.D. Searle & Co.'s (Searle), a wholly-owned subsidiary of Monsanto Co., actual ownership percentage in Epimmune of 13.4% at December 31, 1998. The calculation does not include the potential additional ownership interest that would result from the conversion of Searle's investment in Cytel's preferred stock which is convertible into Epimmune common stock.

MANAGEMENT'S PLAN FOR FUTURE OPERATIONS

As more fully disclosed in Note 11, disappointing results of the Phase II/III clinical trial of Cylexin, Cytel's cell adhesion inhibitor compound, have led to the termination of its anti-inflammatory therapeutics business. Accordingly, Cytel is terminating its employees, selling its fixed assets and intellectual property, and focusing all subsequent development efforts on Epimmune's vaccine technology. During the first quarter of 1999, Cytel sold its Glytec carbohydrate synthesis and manufacturing business. Cytel plans to use the proceeds from such sales, together with existing cash resources, to meet its financial obligations, including corporate restructuring and termination costs of all of its non-vaccine programs. There can be no assurance, however, that Cytel's available cash will be sufficient to satisfy all of its financial obligations.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of primarily of cash, certificates of deposit, treasury securities and repurchase agreements with original maturities at the date of acquisition of less than three months.

                                Cytel Corporation

                                December 31, 1998



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. As more fully disclosed in Note 11, management determined that certain patent assets were impaired, and recorded a $3.4 million loss on permanent impairment of these assets in 1998.

                                Cytel Corporation

                                December 31, 1998



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED RENT

Rent expense is recognized on a straight-line basis over the terms of the leases. Accordingly, rent expense incurred in excess of rent paid is reflected as deferred rent.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") 25, Accounting for Stock Issued to Employees. In 1997, the Company adopted the disclosure requirements of SFAS 123, Accounting for Stock-Based Compensation. Under APB 25, compensation expense relating to employee stock options is determined based on the excess of the market price of the Company's stock over the exercise price on the date of grant and does not require the recognition of compensation expense for stock issued under plans defined as noncompensatory. Adoption of SFAS 123 requires recognition of compensation expense for virtually all options based on their computed "fair value" on the date of the grant.

RESEARCH AND DEVELOPMENT REVENUES AND EXPENSES

Research and development revenues are recorded as earned based on the performance requirements of the contracts. Research and development costs are expensed as incurred. Expenses under research and development contracts were approximately $4,500,000, $3,500,000 and $13,100,000 for 1998, 1997 and 1996,
respectively.

RESEARCH GRANTS

Research grants represent research and development revenues primarily from National Institutes of Health.

NET LOSS PER SHARE

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period. All potential common shares have been excluded from the diluted net loss per share calculations as they are antidilutive to earnings.

                                Cytel Corporation

                                December 31, 1998




1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING STANDARDS

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

Effective January 1, 1998, the Company adopted the Statement of Standards No. 131, (SFAS No. 131), "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined by SFAS No. 131, are components of an enterprise for which financial information is available and evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The adoption of SFAS No. 131 did not affect results of operations or financial position, but does require disclosure of segment information.

                                Cytel Corporation

                                December 31, 1998


2.         SHORT-TERM INVESTMENTS

The following tables summarize available-for-sale securities:

                                                 AVAILABLE-FOR-SALE SECURITIES
                                ----------------------------------------------------------------
                                                    GROSS             GROSS
                                                 UNREALIZED        UNREALIZED        UNREALIZED
                                   COST             GAINS             LOSSES         FAIR VALUE
                                -----------      -----------       -----------       -----------
DECEMBER 31, 1998
U.S. Government Securities      $ 2,018,000      $     2,000       $    (1,000)      $ 2,019,000
Corporate Obligations             7,199,000            5,000            (6,000)        7,198,000
                                -----------      -----------       -----------       -----------
                                $ 9,217,000      $     7,000       $    (7,000)      $ 9,217,000
                                ===========      ===========       ===========       ===========


                                                AVAILABLE-FOR-SALE SECURITIES
                                ----------------------------------------------------------------
                                                    GROSS             GROSS
                                                 UNREALIZED        UNREALIZED        UNREALIZED
                                   COST             GAINS             LOSSES         FAIR VALUE
                                -----------      -----------       -----------       -----------

DECEMBER 31, 1997
U.S. Government Securities      $ 2,523,000      $     1,000       $    (5,000)      $ 2,519,000
Corporate Obligations             9,123,000            3,000           (29,000)        9,097,000
                                -----------      -----------       -----------       -----------
                                $11,646,000      $     4,000       $   (34,000)      $11,616,000
                                ===========      ===========       ===========       ===========

The above tables exclude an aggregate of $1,000,000 and $5,477,000 in U.S. government securities and corporate obligations which are classified as cash equivalents in the accompanying balance sheets at December 31, 1998 and 1997, respectively, due to the contractual maturity of these assets.

The amortized cost and estimated fair value of debt securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.


                                      DECEMBER 31, 1998                 DECEMBER 31, 1997
                                ----------------------------       -----------------------------
                                                STIMATED                             ESTIMATED
                                   COST          FAIR VALUE           COST           FAIR VALUE
                                -----------      -----------       -----------       -----------

Due in one year or less         $ 4,037,000      $ 4,037,000       $10,127,000       $10,096,000
Due after one year
   Through three years            5,180,000        5,180,000         1,519,000         1,520,000
                                -----------      -----------       -----------       -----------
                                $ 9,217,000      $ 9,217,000       $11,646,000       $11,616,000
                                ===========      ===========       ===========       ===========

                                Cytel Corporation

                                December 31, 1998


3. ARGONEX HOLDINGS, INC.

In January 1997, Cytel sold certain assets to Argonex Holdings, Inc. (Argonex) for aggregate consideration valued at approximately $950,000. In conjunction with the sale, Cytel maintained certain nonexclusive rights to technology licensed from the University of Virginia, which license has been assigned to Epimmune.

In January 1999, Cytel and Argonex completed a Stock Purchase Agreement whereby Argonex bought back their Class C Preferred Stock and paid in full their promissory note and accrued interest for $525,000. Cytel recorded a loss of $231,000 based on the net realizable value of the assets in 1998.


4. BALANCE SHEET INFORMATION

Other current assets consist of the following:

                                                            DECEMBER 31
                                                       1998            1997
                                                    ----------      ----------
Investment income and grant revenue receivable      $  864,000      $  852,000
Prepaid expenses                                       268,000         360,000
Note receivable - current portion                      525,000         100,000
                                                    ----------      ----------
                                                    $1,657,000      $1,312,000
                                                    ==========      ==========

Property and equipment consist of the following:

                                                            DECEMBER 31
                                                       1998            1997
                                                    ----------      ----------
Furniture and equipment                             $7,344,000      $6,362,000
Leasehold improvements                               1,451,000       1,597,000
Construction in progress                                23,000         138,000
                                                    ----------      ----------
                                                     8,818,000       8,097,000
Less accumulated depreciation and amortization      (5,939,000)     (6,393,000)
                                                    ----------      ----------
                                                    $2,879,000      $1,704,000
                                                    ==========      ==========

                                Cytel Corporation

                                December 31, 1998


4. BALANCE SHEET INFORMATION (CONTINUED)


Deposits and other assets consist of the following:

                                                           DECEMBER 31
                                                       1998            1997
                                                    ----------      ----------
Note receivable - long-term portion                 $       --      $  750,000
Deposits                                               156,000         312,000
                                                    ----------      ----------
                                                    $  156,000      $1,062,000
                                                    ==========      ==========


5. ADDITIONAL SEGMENT AND RELATED INFORMATION

As a result of the subsequent events described in Note 11, the Company is presenting additional information related to the operations and financial position of Epimmune and Cytel.

                                Cytel Corporation

                                December 31, 1998


5.         SEGMENT AND RELATED INFORMATION (CONTINUED)

Epimmune was formed in October 1997 as a wholly-owned subsidiary with separate management and financing. As of March 31, 1999 Cytel owns approximately 75% of the outstanding stock of Epimmune.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1998

                                              CYTEL                             CONSOLIDATING
                                           CORPORATION        EPIMMUNE INC.        ENTRIES           TOTAL
                                           ------------       ------------      -------------      ------------

REVENUES
   Research and development revenues       $  2,013,000       $  1,684,000       $         --      $  3,697,000
   Intersegment revenues                             --                 --                 --                --
                                           ------------       ------------       ------------      ------------
                                              2,013,000          1,684,000                 --         3,697,000

COSTS AND EXPENSES:
   Research and development                  13,540,000          4,812,000                 --        18,352,000
   General and administrative                 3,429,000          1,158,000                 --         4,587,000
   Loss on permanent impairment of
     intangible assets                        3,400,000                 --                 --         3,400,000
                                           ------------       ------------       ------------      ------------
   Total costs and expenses                  20,369,000          5,970,000                 --        26,339,000
                                           ------------       ------------       ------------      ------------
  Loss from operations                      (18,356,000)        (4,286,000)                --       (22,642,000)

   Minority interest in net loss of
       consolidated subsidiary                       --                 --            441,000           441,000
   Interest income, net                         262,000            598,000                 --           860,000
   Loss on sales and disposal
       of assets                               (194,000)                --                 --          (194,000)
                                           ------------       ------------       ------------      ------------

   Net loss                                $(18,288,000)      $ (3,688,000)      $    441,000      $(21,535,000)
                                           ============       ============       ============      ============

                                Cytel Corporation

                                December 31, 1998


5. SEGMENT AND RELATED INFORMATION (CONTINUED)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998

                                                          CYTEL                           CONSOLIDATING
                                                       CORPORATION       EPIMMUNE INC.       ENTRIES             TOTAL
                                                       ------------      ------------     -------------       ------------
Assets
   Cash, cash equivalents and short-term               $  1,191,000      $ 10,620,000      $          0       $ 11,811,000
   investments
   Other current assets                                   1,098,000           593,000           (33,000)         1,657,000

   Restricted cash                                                0           472,000                 0            472,000
   Property and equipment, net                            2,412,000           467,000                 0          2,879,000
   Investment in consolidated subsidiary                 11,742,000                 0       (11,742,000)                 0
   Patents and other non-current assets                   1,999,000         2,211,000                 0          4,211,000

                                                       ------------      ------------      ------------       ------------
Total assets                                             18,442,000        14,363,000       (11,775,000)        21,030,000

Liabilities and stockholders' equity

Current Liabilities
   Accounts payable and accrued liabilities               1,705,000         1,033,000           (33,000)         2,705,000
   Deferred revenue                                         500,000            15,000                 0            515,000
   Current portion of obligations under equipment           465,000            28,000                 0            493,000
   loans and notes payable
                                                       ------------      ------------      ------------       ------------
Total current liabilities                                 2,670,000         1,076,000           (33,000)         3,713,000

Long-term obligations under equipment loans and           1,395,000           211,000                 0          1,606,000
notes payable

Minority interest in consolidated subsidiary                      0                 0         1,735,000          1,735,000

Stockholders equity                                      14,377,000        13,076,000       (13,477,000)        13,976,000

                                                       ------------      ------------      ------------       ------------
Total liabilities and stockholders equity              $ 18,442,000      $ 14,363,000      $(11,775,000)      $ 21,030,000
                                                       ============      ============      ============       ============

                                Cytel Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1998


6. STOCKHOLDERS' EQUITY

CHANGES IN CAPITALIZATION

A one-for-seven reverse split of Cytel's common stock was effected on November 13, 1998. The reverse split was approved by Cytel's Board of Directors on November 2, 1998 pursuant to authority granted to the Board of Directors by Cytel's stockholders at a special meeting held on October 30, 1998. All common share balances and net loss per share amounts presented in these financial statements have been retroactively adjusted to reflect the reverse stock split.

EMPLOYEE STOCK PURCHASE PLAN

In October 1991, Cytel adopted an Employee Stock Purchase Plan (the Stock Plan) whereby employees, at their option, can purchase shares of Cytel common stock through payroll deductions at the lower of 85% of the fair market value on the plan offering date or 85% of the fair market value of the common stock at the purchase date. The aggregate number of shares that may be issued under the Stock Plan is set at 107,142. As of December 31, 1998, 76,671 shares of common stock have been purchased under the Plan.

STOCK PLANS

In November 1989, Cytel adopted a Stock Plan (the Plan), under which options may be granted to employees, directors, consultants or advisors of Cytel. The Plan provides for the grant of both incentive stock options and nonstatutory stock options. The exercise price of an incentive stock option is not less than the fair market value of the common stock on the date of grant. The exercise price of nonstatutory options is not less than 85% of the fair market value of the common stock on the date of grant. No options granted under the Plan have a term in excess of ten years from the date of grant. Shares and options issued under the Plan vest over varying periods of one to six years. For certain options granted prior to Cytel's initial public offering, Cytel recognized deferred compensation expense for the excess of the deemed value for accounting purposes of the common stock issuable upon exercise of such options over the aggregate exercise price of such options. This deferred compensation expense was amortized ratably over the vesting period of each option.

In June 1994, Cytel adopted the 1994 Non-Employee Directors' Stock Option Plan (the Directors' Plan). On January 1 of each year beginning January 1, 1995, each Non-Employee Director who has been a Non-Employee Director for at least three months shall be granted an option to purchase 714 shares of common stock of Cytel. In addition, each person who becomes a Non-Employee Director of Cytel after the adoption of the Directors' plan shall be granted an option to purchase 3,571 shares of common stock of Cytel. The exercise price of

                                Cytel Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1998


6. STOCKHOLDERS' EQUITY (CONTINUED)

options issued under the Directors' Plan shall be equal to 100% of the fair market value of the common stock on the date of grant. Options issued under the Directors' Plan vest over four and five years. No options issued under the Directors' Plan have a term in excess of ten years from the date of grant. An aggregate of 1,064,263 shares of common stock have been reserved for issuance under both plans.

STOCK OPTION REPRICING

In June 1998, the stockholders approved an Option Exchange Program for certain options under the 1989 Plan. These options vest over a six year period in accordance with a schedule developed by management, in conjunction with the State of Wisconsin Investment Board, a major stockholder of Cytel. On the date of approval, all current employees were eligible to participate; however options granted to outside directors and consultants to the Company were excluded from the exchange. There were 546,962 options eligible for participation, of which 303,145 options were repriced. The effective exchange price was $10.7188. Eligible employees who elected to participate forfeited a total of 42,879 shares. These shares were permanently canceled and not returned to the 1989 Plan for future grants. The Option Exchange Program imposes restrictive vesting provisions. If the holder exercises vested options before the sixth year, then the remaining unvested options vest at 0% until the end of the sixth year, at which time all remaining shares will be fully vested.

The following table summarizes stock option activity for the three years ended December 31, 1998:

                                                                         WEIGHTED
                                                       SHARES          AVERAGE PRICE
                                                      --------         -------------

Balance at December 31, 1995                           417,288            $26.60
   Granted                                             235,378             40.18
   Exercised                                           (40,128)            15.47
   Cancelled                                           (23,758)            29.47
                                                      --------
Balance at December 31, 1996                           588,780             32.55
   Granted                                             133,788             19.95
   Exercised                                            (1,931)             2.10
   Cancelled                                          (180,044)            27.79
                                                      --------
Balance at December 31, 1997                           540,593             30.94
   Granted                                             437,671             10.82
   Exercised                                            (1,997)             1.50
   Cancelled                                          (418,009)            32.84
                                                      --------
Balance at December 31, 1998                           558,258            $13.88
                                                      ========

                                Cytel Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1998


6. STOCKHOLDERS' EQUITY (CONTINUED)

As of December 31, 1998, 275,514 shares are available for future issuance under these option plans. Following is a summary of the options outstanding as of December 31, 1998:

                                                  WEIGHTED                                                  WEIGHTED AVERAGE
                                                  AVERAGE                                                       EXERCISE
                                                  REMAINING       WEIGHTED AVERAGE                              PRICE OF
                                                  LIFE IN            EXERCISE                OPTIONS             OPTIONS
RANGE OF EXERCISE PRICES  OPTIONS OUTSTANDING      YEARS               PRICE                EXERCISABLE        EXERCISABLE
------------------------  -------------------     ---------       ----------------         -------------    ----------------
$1.40  - $10.72                 30,335              7.20               $7.53                   14,696             $5.85
$10.72 - $10.72                303,357              9.45               10.72                   70,047             10.72
$10.94 - $18.82                149,267              8.35               12.48                   30,541             16.44
$20.13 - $84.00                 75,299              6.10               31.94                   59,974             33.17
                              --------                                                        -------
                               558,258              8.58              $13.88                  175,258            $18.99
                              ========                                                        =======


Adjusted pro forma information regarding net income or loss is required by SFAS 123, and has been determined as if Cytel had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the "Black-Scholes" method for option pricing with the following weighted average assumptions for 1998, 1997 and 1996: risk-free interest rates of 6%; dividend yield of 0; and a weighted average expected life for all options of six years. The volatility factor assumptions of the expected market price Cytel's common stock were 105%, 105% and 94% for 1998, 1997 and 1996, respectively.


For purposes of adjusted pro forma disclosures, the estimated fair value of the option is amortized to expense over the option's vesting period. Cytel's adjusted pro forma information is as follows:

                                      1998               1997                 1996
                                  ------------       ------------       --------------
Pro forma  net loss               $(23,895,000)      $(17,273,000)      $  (14,316,000)
Pro forma net loss per share      $      (4.98)      $      (4.69)      $        (4.03)

The weighted average fair value of options granted during 1998, 1997 and 1996 was $8.11, $14.49 and $31.78, respectively.

                                Cytel Corporation

                                December 31, 1998


6. STOCKHOLDERS' EQUITY (CONTINUED)


In March 1993, Cytel adopted a Stockholder Rights Plan. The Plan provides for the distribution of a preferred stock purchase right (Rights) as a dividend for each share of Cytel's common stock held as of the record date at the close of business on April 8, 1993. Under certain conditions involving an acquisition by any person or group of 15% or more of the common stock, the Rights permit the holders (other than the 15% holder) to purchase one one-hundredth of a share of Series A Preferred Stock at a price of $80 per one one-hundredth of a preferred share per Right. Each one one-hundredth of a share of preferred stock has rights, privileges and preferences which make its value approximately equal to the value of a common share. In addition, in the event of certain business combinations, the Rights permit the purchase of the common stock of an acquirer at a 50% discount. Under certain conditions, the Rights may be redeemed by the Board of Directors at a price of $.01 per Right. The Rights have no voting privileges and are attached to and automatically trade with Cytel's common stock. The Rights will expire on March 19, 2003.

                                Cytel Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1998


7. EQUIPMENT LOANS AND NOTES PAYABLE

In July 1998, Cytel entered into a $2.5 million secured term line of credit agreement which requires monthly payments through December 2002. The carrying value of the secured equipment and leasehold improvements under this agreement at December 31, 1998 was $1,801,000. Accumulated depreciation at December 31, 1998 was $187,000. At December 31, 1998 the unused commitments totaling $1,225,000 expired.

In August 1998, Epimmune entered into a $750,000 term credit facility for capital equipment purchases and certain tenant improvements, which require monthly payments beginning August 1999 through July 2002. The carrying value of equipment advances under this agreement at December 31, 1998 was $239,000. Accumulated depreciation at December 31, 1998 was $22,600. At December 31, 1998, $511,000 is available for fixed asset acquisitions and will expire in August 1999.

Equipment loans and notes payable consist of the following:

                                                                   DECEMBER 31
                                                           --------------------------
                                                              1998            1997
                                                           ----------      ----------
Equipment loan payable in monthly installments of
    principal and interest of $20,600, due July 2002
    with a balloon payment of $182,000                     $  846,000              $-

Equipment loan payable in monthly installments of
    principal and interest of $3,500, due September
    2002 with a balloon payment of $31,000                    147,000              --

Equipment loan payable in monthly installments of
    principal and interest of $4,800, due December
    2002 with a balloon payment of $42,000                    209,000              --

Equipment loan payable in monthly installments of
    principal and interest of $7,600 beginning August
    1999, due July 2002                                       240,000              --

Unsecured note payable in monthly installments of
    principal and 10% imputed interest of $24,900,
    due June 2001                                             657,000              --

Bank loan payable in quarterly installments of
    principal of $93,800, loan paid off in September
    1998                                                           --       1,031,000

Equipment loan payable in monthly installments of
    principal and interest of $8,000, loan paid off
    in May 1998                                                    --          40,000
                                                           ----------      ----------

                                                           $2,099,000      $1,071,000
                                                           ==========      ==========

                                Cytel Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1998


7. EQUIPMENT LOANS AND NOTES PAYABLE (CONTINUED)

Future annual payments on equipment loans and notes payable are as follows at December 31, 1998:

            1999                                                 $  493,000

            2000                                                    593,000

            2001                                                    505,000

            2002                                                    508,000

         Thereafter                                                       -
                                                                 ----------
                                                                 $2,099,000
                                                                 ==========


In February 1999, Cytel sold some of the assets, which were collateralized by the term line, to Nextran. Portions of the unpaid notes related to the sold assets were assumed by Nextran as partial consideration for the transaction as more thoroughly disclosed in Note 11.

                                Cytel Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1998


8. COMMITMENTS

The Company leases its offices, research and manufacturing facilities under operating leases which expire at various dates through March 2009. Under these operating leases, the Company pays taxes, insurance and maintenance expenses related to the premises. Epimmune's facility lease requires a letter of credit of $472,000 to secure the performance of the Company's lease obligation and is reflected as restricted cash. Included in deposits and other assets is $113,000 and $303,000 deposited under these agreements at December 31, 1998 and 1997, respectively.

Rent expense for 1998, 1997 and 1996 was $1,772,000, $1,783,000 and $1,842,000,
respectively.

Future minimum lease payments under operating leases at December 31, 1998 are as follows:

                                                                          TOTAL
                                                                         OPERATING
YEAR                                  CYTEL           EPIMMUNE             LEASES
----------                         -----------      -----------         ------------

1999                               $1,200,000       $  366,000           $1,566,000
2000                                  756,000          495,000            1,251,000
2001                                  378,000          507,000              885,000
2002                                  309,000          519,000              828,000
2003                                        -          531,000              531,000
Thereafter                                  -        3,059,000            3,059,000
                                   ----------       ----------           ----------
Total minimum lease payments        $2,643,00       $5,477,000           $8,120,000
                                   ==========       ==========           ==========

                                Cytel Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1998

9. REVENUES UNDER COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

Elan Corporation, plc.

In July 1998, Cytel entered into an exclusive sublicense and option agreement with Elan International Services Ltd. (Elan), a subsidiary of Elan Corporation plc, granting Elan rights to a patent involving use of antibodies that bind VLA-4 integrin for the treatment of inflammatory conditions. In connection with this agreement, which included the grant of an exclusive sublicense, Elan made a $4.0 million equity investment in Cytel, based on the fair value of the stock, of which $2.6 million was allocated to the purchase price of 285,714 shares of the Company's common stock and $1.4 million was allocated to the rights granted under the exclusive sublicense and option agreement. Elan will make additional payments upon achievement of certain milestones as well as royalty payments on sales. In addition, Elan has an option to enter into a nonexclusive sublicense for patent rights to other VLA-4 blocking compounds.

G.D. Searle & Co.

In September 1997 as part of a letter of intent, Searle purchased 317,460 shares of Cytel common stock for $5.0 million for an exclusive right to negotiate a definitive agreement. Cytel then invested $6.5 million in cash and transferred $1.5 million in other assets to capitalize Epimmune.

In February 1998, Epimmune entered into a collaborative research and development agreement with Searle to develop immune-stimulating products for the treatment of cancer. Under the terms of the agreement, Epimmune has granted Searle exclusive worldwide rights to its epitope and PADRE technologies in the cancer field, excluding rights previously granted to Takara Shuzo Co., Ltd. Biomedical Group (Takara) for the ex vivo treatment of cancer in Japan. As part of the February 1998 agreement, Searle purchased 1,032,149 shares of Epimmune's Series B convertible preferred stock for $6.1 million and 659,898 shares of Cytel's Series B convertible preferred stock for $3.9 million. Cytel simultaneously purchased 659,898 shares of Epimmune's Series B-1 convertible preferred stock for $3.9 million. Searle has the right to convert the Cytel Series B convertible preferred stock into Cytel common stock after three years, or to exchange the Cytel Series B convertible preferred stock for Epimmune Series B-1 convertible preferred stock owned by Cytel at any time. In addition to the $15 million investment made to date, Searle will make milestone payments to Epimmune upon achievement of certain preclinical and clinical milestones, and will pay royalties on product sales. Searle has the option to deliver shares of the Cytel convertible preferred stock in lieu of up to 50% of certain milestone payments. In addition, Searle has rights of first refusal with respect to newly-issued securities of Cytel, enabling Searle to maintain its percentage ownership in Cytel. As of March 29, 1999, Cytel owned 74.7%, Epimmune employees owned 13.6%, and Searle owned 11.7%. of the outstanding capital stock of Epimmune.

                                Cytel Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1998



9. REVENUES UNDER COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS (CONTINUED)

Glycomed Incorporated

In February 1998, Cytel entered into a nonexclusive licensing agreement with Glycomed Incorporated (Glycomed), a wholly-owned subsidiary of Ligand Pharmaceuticals Incorporated, under which Cytel received rights to a family of Glycomed patents relating to certain carbohydrate compounds for the treatment of acute inflammation, including Cytel's most advanced product, Cylexin. Cytel paid a license fee of $900,000 consisting of 84,475 shares of Cytel's common stock at $10.65 per share. Glycomed would be entitled to receive milestone payments upon the first New Drug Application and the first FDA approval of each licensed product. These payments may also be made in Cytel stock, at Cytel's option. Glycomed would also be entitled to receive royalties on worldwide net sales of a licensed or sublicensed product. However, Cytel has terminated its therapeutic anti-inflammatory business with respect to which milestones and royalties were to be paid.

Baxter Healthcare Corporation

In September 1996, Cytel entered into a collaborative agreement with Baxter Healthcare Corporation's Nextran unit (Nextran) to develop a carbohydrate product for use in xenotransplantation. Under the agreement, Cytel was to manufacture and sell a carbohydrate which Nextran would incorporate into a xenotransplantation product. Nextran made an up-front payment and purchased shares of the Cytel's common stock for the right to enter into an exclusive supply agreement. In January 1997, Cytel achieved a milestone with delivery of the initial batch of a bioactive carbohydrate to Nextran. As a result, Nextran made the first milestone payment. In December 1997, Nextran paid an option fee and purchased additional shares of the Company's common stock for the right to extend and expand the original agreement. In October 1998, Nextran made a payment upon exercise of an option to enter into a second exclusive supply agreement with Cytel. As disclosed in Note 11, in February 1999, Cytel entered into a new license agreement that supersedes Cytel's existing manufacturing supply agreements with Nextran.

Abbott Laboratories

In December 1995, Cytel entered into a collaborative agreement with Abbott Laboratories (Abbott) to develop manufacturing processes for the production of certain carbohydrates for use in nutritional products. Abbott paid a $2 million nonrefundable fee in January 1996 for an option to obtain a worldwide license for limited applications under Cytel's patents and know-how in the area of carbohydrate synthesis. In December 1996, Abbott made the first milestone payment to Cytel in the amount of $2 million. An additional option fee of $250,000 was earned in August 1997 and paid in two equal installments in September 1997 and January 1998.

Abbott's option to license certain of Cytel's technology under its collaboration with Cytel expired and the collaboration terminated as of July 31, 1998.

                                Cytel Corporation

                                December 31, 1998



9. REVENUES UNDER COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS (CONTINUED)

Takara Shuzo Co., Ltd

Under two agreements with Takara Shuzo Co., Ltd. (Takara), which were assigned to Epimmune in October 1997, Epimmune's technology is being applied to fungal disease targets and ex-vivo cellular therapy for the treatment of cancer. Under the anti-fungal collaboration initiated in June 1994, Takara obtained rights to any anti-fungal products resulting from the collaboration for commercialization in Japan. Epimmune has the right to develop products in North America, and the companies share rights in the rest of the world. Research in the anti-fungal field, using Epimmune technology is now being conducted independently by Takara in Japan. Under the ex-vivo cellular therapy collaboration initiated in October 1994, Takara obtained rights to Epimmune's technology relevant to the development of ex vivo cellular therapies for the treatment of cancer in Japan. Takara will make payments upon achievement of certain clinical milestones and pay royalties to Epimmune on sales from products resulting from the collaboration under both agreements.

10. INCOME TAXES

Significant components of the Company's deferred tax assets as of December 31, 1998 and 1997 are shown below. At December 31, 1998, a valuation allowance of $54,291,000 of which $6,448,000 is related to 1998, has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

                                                     1998               1997
                                                 ------------       ------------
 Deferred tax liabilities:
    Patents expensed for tax                     $  2,586,000       $  2,146,000
                                                 ------------       ------------
 Total deferred tax liabilities                     2,586,000          2,146,000
Deferred tax assets:
   Capitalized research expenses                    3,376,000          4,207,000
   Net operating loss carryforwards                44,849,000         35,641,000
   Research and development credits                 8,574,000          7,211,000
   Other, net                                          78,000          2,930,000
                                                 ------------       ------------
Total deferred tax assets                          56,877,000         49,989,000
Valuation allowance for deferred tax assets       (54,291,000)       (47,843,000)
                                                 ------------       ------------
Net deferred tax assets                          $         --       $         --
                                                 ============       ============

                                Cytel Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1998


10. INCOME TAXES (CONTINUED)

At December 31, 1998, the Company has federal and California net operating loss carryforwards of approximately $120,164,000 and $46,521,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and the fifty percent limitation on California loss carryforwards prior to 1999. The federal tax loss carryforwards will begin expiring in 2002, unless previously utilized. The California tax loss carryforwards will continue to expire in 1999. The Company also has federal and California research and development tax credit carryforwards of $6,523,000 and $3,155,000, respectively, which will begin expiring in 2002 unless previously utilized.

Pursuant to Internal Revenue Code Sections 382 and 383, the annual use of the Company's net operating loss and credit carryforwards will be limited because of greater than 50% cumulative changes in ownership which occurred during 1989 and 1994. However, the Company believes that these limitations will not have a material impact on the financial statements.


11. SUBSEQUENT EVENTS

Results of Cylexin clinical trial

On March 29, 1999, Cytel announced the results from its Cylexin clinical trials. The results of these trials indicated that Cylexin, Cytel's lead therapeutic compound, showed no benefit over placebo in the clinical trial. Accordingly, Cytel has made the decision to terminate its therapeutic anti-inflammatory business, and Cytel recorded a charge of $3.4 million as of December 31, 1998, representing the book value of its cell adhesion patent portfolio. This charge was recorded in accordance with SFAS 121, after Cytel determined that its intangible assets were permanently impaired. Cytel has not recorded a charge for intangible assets related to the Glytec carbohydrate synthesis and manufacturing business, which were licensed or sold to third parties in February and March 1999 because the sales resulted in a gain of $3.3 million. Cytel analyzed its remaining fixed assets for impairment under SFAS 121, but determined no impairment existed due to proposals to purchase the assets that indicated impairment did not exist.

Additionally, in February and March of 1999, Cytel completed sales of its Glytec carbohydrate synthesis and manufacturing business, including the sale of fixed assets and license of intellectual property, and assignment of certain liabilities and personnel relating to this business. In the future, the Company will focus all resources on Epimmune, a majority-owned subsidiary of Cytel. Epimmune is developing novel vaccines that stimulate the body's immune system to treat and prevent infectious diseases and cancer.

                                Cytel Corporation

                                December 31, 1998


11. SUBSEQUENT EVENTS (CONTINUED)


Cytel plans to use the proceeds from the disposition of the Glytec carbohydrate synthesis and manufacturing business, together with its existing cash resources, to meet its financial obligations, including corporate restructuring and termination costs of the therapeutic anti-inflammatory business. There can be no assurance, however, that Cytel's available cash will be sufficient to satisfy all of its financial obligations. Cytel will record a restructuring charge to operations of approximately $3.7 million in early 1999 to record the expenses relating to the corporate restructuring and discontinuing its therapeutic anti-inflammatory business, and will record gains on the sales of the fixed and intangible assets of approximately $3.3 million.