Form 10-Q
period 1999-03-31
CYTEL CORP/DE
filed 1999-05-17
CIK 822206

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 for the quarterly period ended March 31, 1999,

                                       or

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

                                 (619) 450-7100
                         (Registrant's telephone number)

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

Common Stock:  $.01 par value 4,997,322 shares outstanding as of March 31, 1999.

                                CYTEL CORPORATION
                                QUARTERLY REPORT
                                    FORM 10-Q

                                TABLE OF CONTENTS

COVER PAGE...................................................................  1

TABLE OF CONTENTS............................................................  2

PART I.  FINANCIAL INFORMATION

         ITEM 1.    Financial Statements

                    Condensed Consolidated Balance Sheets as of
                    March 31, 1999 and December 31, 1998.....................  3

                    Condensed Consolidated Statements of Operations
                    For the Three Months Ended March 31, 1999 and 1998.......  4

                    Condensed Consolidated Statements of Cash Flows
                    For the Three Months Ended March 31, 1999 and 1998.......  5

                    Notes to Condensed Consolidated Financial Statements.....  6

         ITEM 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................... 10

         ITEM 3.    Quantitative and Qualitative Disclosures about Market
                    Risk.....................................................  *

PART II. OTHER INFORMATION

         ITEM 1.    Legal Proceedings........................................  *

         ITEM 2.    Changes in Securities and Use of Proceeds................  *

         ITEM 3.    Defaults upon Senior Securities..........................  *

         ITEM 4.    Submission of Matters to a Vote of Security Holders......  *

         ITEM 5.    Other Information........................................  *

         ITEM 6.    Exhibits and Reports on Form 8-K......................... 21

         SIGNATURE........................................................... 22

*  NO INFORMATION PROVIDED DUE TO INAPPLICABILITY OF ITEM.

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS


                                CYTEL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              MARCH 31,        DECEMBER 31,
                                                                1999               1998
                                                             -----------       ------------
ASSETS                                                       (unaudited)
Current assets:
  Cash and cash equivalents                                   $   5,787         $   2,594
  Short-term investments                                          9,073             9,217
  Prepaids and other current assets                                 574             1,657
  Assets held for sale                                              250                --
                                                              ---------         ---------
    Total current assets                                         15,684            13,468

Restricted short-term investment                                    472               472
Property and equipment, net                                         610             2,879
Patents and other assets                                          2,206             4,211
                                                              ---------         ---------
    Total assets                                              $  18,972         $  21,030
                                                              =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                    $   3,499         $   2,289
   Deferred contract revenues                                        --               515
  Accrued restructuring cost                                      2,967                --
  Accrued payroll and related expenses                              329               416
  Current portion of obligations under equipment
   loans and notes payable                                          583               493
                                                              ---------         ---------
    Total current liabilities                                     7,378             3,713

Equipment loans and notes payable                                   610             1,606

Commitments

Minority interest in consolidated subsidiary                      1,594             1,735

Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares
    authorized, 659,898 shares issued and outstanding
    at December 31, 1998 and 1997, respectively                       7                 7
  Common stock, $.01 par value, 75,000,000 shares
    authorized at December 31, 1998; 4,997,322 shares
    and 4,987,453 shares issued and outstanding at
    March 31, 1999 and December 31, 1998, respectively               50                50
  Additional paid-in capital                                    142,836           142,642
  Accumulated deficit                                          (133,471)         (128,723)
  Unrealized (loss) on available-for-sale securities                (32)               --
                                                              ---------         ---------
Total stockholders' equity                                        9,390            13,976
                                                              ---------         ---------
                                                              $  18,972         $  21,030
                                                              =========         =========

See accompanying notes.

                                CYTEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                   1999                1998
                                                                -----------         -----------
REVENUES
Research and development revenues                               $       929         $       470
                                                                -----------         -----------
                                                                        929                 470

COST AND EXPENSES
Research and development                                              4,279               3,786
General and administrative                                            1,238               1,106
Restructuring costs                                                   3,700                  --
                                                                -----------         -----------
  Total costs and expenses                                            9,217               4,892

  Loss from operations                                               (8,288)             (4,422)

Minority interest in net loss of consolidated subsidiary                141                  25
Interest income, net                                                    103                 278
Gain on disposal of assets                                            3,296                  --
                                                                -----------         -----------
Net loss                                                        $    (4,748)        $    (4,119)
                                                                ===========         ===========

Net loss per share - basic and diluted                          $     (0.95)        $     (0.88)
                                                                ===========         ===========

Shares used in computing net loss per share - basic
and diluted                                                       4,991,531           4,656,399
                                                                ===========         ===========


See accompanying notes.

                                CYTEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                    1999             1998
                                                                  --------         --------
OPERATING ACTIVITIES
Net loss                                                          $ (4,748)        $ (4,119)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                      179              168
    Deferred rent                                                       --              (75)
    Deferred revenue                                                  (515)              46
    Gain on disposal of assets                                      (3,296)              --
    Minority interest in consolidated subsidiary                      (141)             (25)
    Accrued restructuring costs                                      3,700               --
    Net change in operating assets and liabilities; net of
      divestitures:
      Other current assets                                             992             (236)
      Accounts payable and accrued liabilities                       1,076               95
      Accrued payroll and related expenses                             (87)               7
                                                                  --------         --------
Net cash used in operating activities                               (2,840)          (4,139)

INVESTING ACTIVITIES
Purchases of available-for-sale securities                          (1,963)          (7,754)
Maturities of available-for-sale securities                            967            4,774
Sales of available-for-sale securities                               1,108            3,673
Proceeds from the sale of property and equipment                     3,195               --
Proceeds from the sale of patents (net of fees)                      2,914               --
Purchase of property and equipment                                    (282)            (479)
Deposits and other assets                                               10             (221)
                                                                  --------         --------
Net cash provided by (used in) investing activities                  5,949               (7)

FINANCING ACTIVITIES
Principal payments under equipment notes payable and note
  payable to bank                                                     (110)            (119)
Restricted cash released as note payable collateral                     --               43
Net proceeds from issuance of preferred stock                           --            9,700
Net proceeds from issuance of common stock                             194               49
                                                                  --------         --------
Net cash provided by financing activities                               84            9,673

Increase in cash and cash equivalents                                3,193            5,527
Cash and cash equivalents at beginning of year                       2,594            6,187
                                                                  --------         --------
Cash and cash equivalents at end of period                        $  5,787         $ 11,714
                                                                  ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                     $     69         $     21
                                                                  ========         ========

DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized losses on available-for-sale securities                $    (32)        $     (6)
                                                                  ========         ========
Issued common stock for non-exclusive license agreement
  for patent rights                                               $     --         $    900
                                                                  ========         ========
Asset write down in accrued restructuring charge                  $    736         $     --
                                                                  ========         ========
Assumption of debt                                                $    868         $     --
                                                                  ========         ========

See accompanying notes

                                CYTEL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1999

1.   BASIS OF PRESENTATION

     The interim unaudited condensed consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the unaudited information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Registrant's Form 10-K for the year ended December 31, 1998.

     The condensed consolidated financial statements include the accounts of Cytel Corporation and its majority-owned subsidiary Epimmune Inc. ("Epimmune"). All significant intercompany accounts and transactions have been eliminated. The minority interest calculation is based on third parties' ownership percentage in Epimmune of 13.4% during the first quarter of 1999. The calculation does not include the potential additional ownership interest that would result from the conversion of the Cytel preferred stock held by G.D. Searle & Co. ("Searle"), a wholly-owned subsidiary of Monsanto Co., which is convertible into Epimmune common stock. As of March 31, 1999, Cytel owned 74.6%, Epimmune employees owned 13.8%, and Searle owned 11.6% of the outstanding capital stock of Epimmune.

     Unless otherwise indicated, all references to "Cytel" are to Cytel Corporation, all references to "Epimmune" are to Epimmune Inc., and all references to the "Company" are to the combined entity of Cytel and Epimmune.

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

2.  RESULTS OF CYLEXIN CLINICAL TRIAL

     On March 29, 1999, Cytel announced the results from the Cylexin Phase II/III clinical trials. The results of these trials indicated that Cylexin, Cytel's lead therapeutic compound, showed no benefit over placebo in the clinical trial. Accordingly, Cytel terminated its therapeutic anti-inflammatory business and recorded a charge of $3.4 million as of December 31, 1998, representing the book value of its cell adhesion patent portfolio. This charge was recorded in accordance with SFAS 121 after Cytel determined that its intangible assets were permanently impaired.

     Based on the determination to terminate Cytel's businesses and focus future operations on Epimmune, Cytel recorded a restructuring charge of $3.7 million in the first quarter 1999. Such charge includes $1.2 million for minimum commitments for leased facilities that Cytel will abandon, $827,000 for employee severance, $628,000 for exit costs of operations, $575,000 for the write-down to fair value for certain assets held for sale and $470,000 for other loss contingencies.


3.   SALE OF THE GLYTEC CARBOHYDRATE SYNTHESIS AND MANUFACTURING BUSINESS

     In the first quarter of 1999, Cytel completed the sales of its Glytec carbohydrate synthesis and manufacturing business, including the sale of fixed assets and intellectual property, and assignment of certain liabilities and transfer of certain personnel relating to the business. The sales of the fixed and intangible assets of this business raised approximately $6.2 million, net of fees, the proceeds of which will be used to fund the restructuring efforts of the Company. Cytel recorded a gain of approximately $3.3 million in connection with the two transactions, as discussed further below.

     On February 28, 1999, Cytel licensed its proprietary carbohydrate synthesis and manufacturing intellectual property assets to Baxter Healthcare Corporation's Nextran unit ("Nextran") for exclusive use in xenotransplantation. Cytel received total consideration of $4.0 million, of which $3.2 million was cash and $0.8 million assignment of certain liabilities to Nextran. Additionally, Nextran assumed the facility lease and certain personnel and fixed assets related to this manufacturing operation.

     On March 26, 1999, Cytel sold the remainder of its Glytec carbohydrate synthesis and manufacturing intellectual property assets to Neose Technologies, Inc. ("Neose"). Neose paid Cytel $3.5 million cash and paid an additional $1.5 million into escrow, the release of which is conditioned on Cytel's satisfaction of certain matters relating to the patents and licenses acquired by Neose. Neose may pay Cytel up to an additional $1.6 million contingent on potential payments and revenues realized by Neose in connection with certain future corporate collaborations. Cytel has recorded the gain relating to the initial cash consideration and will record subsequent gains as they are realized, if at all.

4.   MANAGEMENT'S PLAN FOR FUTURE OPERATIONS

     Following the termination of Cytel's anti-inflammatory therapeutic business and the sale of its Glytec business, Cytel is terminating its employees, selling its fixed assets and intellectual property, and focusing all subsequent development efforts on Epimmune's technology. Epimmune is developing novel vaccines that stimulate the body's immune system to treat and prevent cancer and infectious diseases.

     Cytel plans to use the proceeds from the disposition of the Glytec carbohydrate synthesis and manufacturing business, together with existing cash resources, to meet its financial obligations, including restructuring and termination costs of its non-Epimmune operations. There can be no assurance, however, that Cytel's available cash (excluding Epimmune) will be sufficient to satisfy all of its financial obligations.

5.   ADDITIONAL INFORMATION

     As a result of the events described above, the Company is presenting additional information related to the operation and financial position of Epimmune and Cytel. Epimmune was formed in October 1997 as a wholly-owned subsidiary with separate management and financing. As of March 31, 1999, Cytel owned approximately 75% of the outstanding stock of Epimmune.

                                CYTEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                         Cytel         Epimmune      Consolidating
                                      Corporation         Inc.          Entries         Total
                                      ---------------------------------------------------------
     REVENUES
        Research and
        development revenues            $   525         $   404         $    --         $   929
                                        -------         -------         -------         -------
                                            525             404              --             929
     COSTS AND EXPENSES:
        Research and development          3,042           1,237              --           4,279
        General and administrative          871             367              --           1,238
        Restructuring costs               3,700              --              --           3,700
                                        -------         -------         -------         -------
     Total costs and expenses             7,613           1,604              --           9,217

     Loss from operations                (7,088)         (1,200)                         (8,288)

     Minority interest in net
     loss of consolidated subsidiary         --              --             141             141
     Interest income, net                   (43)            146              --             103
     Gain on disposal of assets           3,296              --              --           3,296
                                        -------         -------         -------         -------
     Net loss                           $(3,835)        $(1,054)        $   141         $(4,748)
                                        =======         =======         =======         =======

                                CYTEL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 MARCH 31, 1999
                                 (IN THOUSANDS)

                                               Cytel        Epimmune   Consolidating
                                            Corporation       Inc.        Entries         Total
                                           -------------    --------   -------------     --------
Assets
    Cash, cash equivalents and short-
    term investments                          $  5,106      $  9,754      $     --       $ 14,860
    Other current assets                           413           391            20            824
                                              --------      --------      --------       --------
  Total current assets                           5,519        10,145            20         15,684
    Restricted cash                                 --           472            --            472
    Property and equipment, net                     --           610            --            610
    Investment in consolidated
    subsidiary                                  11,742            --       (11,742)            --
    Patents and other non-current assets            --         2,206            --          2,206
                                              --------      --------      --------       --------
Total assets                                  $ 17,261      $ 13,433      $(11,722)      $ 18,972
                                              ========      ========      ========       ========

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued
  liabilities                                 $  2,780      $  1,028      $     20          3,828
  Accrued restructuring costs                    2,967            --            --          2,967
  Current portion of obligations under
  equipment loans and notes payable                555            28            --            583
                                              --------      --------      --------       --------
Total current liabilities                        6,302         1,056            20          7,378

Long-term obligations under
    equipment loans and notes payable              398           211            --            610
Minority interest in consolidated
    subsidiary                                      --            --         1,594          1,594
Stockholders' equity                            10,561        12,166       (13,336)         9,390
                                              --------      --------      --------       --------
Total liabilities and
stockholders' equity                          $ 17,261      $ 13,433      $(11,722)      $ 18,972
                                              ========      ========      ========       ========

PART I.       FINANCIAL INFORMATION

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION

        Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those discussed below under "Risks and Uncertainties" and those discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The Company undertakes no obligation to release publicly the results of any revisions to these forward looking statements to reflect events or circumstances arising after the date hereof.

        Unless otherwise indicated, all references to "Cytel" are to Cytel Corporation, all references to "Epimmune" are to Epimmune Inc., a majority-owned subsidiary of Cytel, and all references to the "Company" are to the combined entity of Cytel and Epimmune.

        Since its inception in July 1987, the Company has devoted substantially all of its resources to the discovery and development of its potential therapeutic products. To date, the Company has not received any revenues from the sale of products. The Company has funded its research and development primarily from equity-derived working capital and through strategic alliances with other companies. The Company has been unprofitable since its inception and expects to incur substantial operating losses for the next several years. As of March 31, 1999, the Company's accumulated deficit was approximately $133.5 million.

        In the first quarter of 1999, Cytel completed the sales of its Glytec carbohydrate synthesis and manufacturing business resulting in net proceeds of approximately $6.2 million (see Note 3 in financial statements). Additionally, Cytel announced the results from the Cylexin Phase II/III clinical trial. The results of this trial indicated that Cylexin, Cytel's lead therapeutic compound, showed no benefit over placebo. Accordingly, Cytel terminated its therapeutic anti-inflammatory business and, as a result, Cytel recorded a restructuring charge of $3.7 million as of March 31, 1999 (see Note 2 in financial statements). Cytel will focus all subsequent development efforts on Epimmune's vaccine research and development technology.

        Cytel plans to use the proceeds from the disposition of the Glytec carbohydrate synthesis and manufacturing business, together with existing cash resources, to meet its financial obligations, including restructuring and termination costs of its non-Epimmune operations. There can be no assurance, however, that Cytel's available cash (excluding Epimmune) will be sufficient to satisfy all of its financial obligations.

LIQUIDITY AND CAPITAL RESOURCES

Cytel and Epimmune on a Consolidated Basis

        The following discussion reflects financial information for Cytel and Epimmune on a consolidated basis. Financial information for Epimmune alone is provided in the section entitled "Epimmune" below.

        The Company has financed operations since inception primarily through private placements of its equity securities, two public common stock offerings, revenues under collaborative research and development agreements, grant revenues, certain asset divestitures and interest income. Through March 1999, the Company has raised approximately $145.1 million from the sale of equity securities. The Company has financed its laboratory equipment and research and office facilities primarily through capital and operating lease arrangements.

        The Company had net working capital of $8.3 million as of March 31, 1999 compared to $9.8 million as of December 31, 1998. The decrease was primarily due to recording of the accrued restructuring liability, partially offset by an increase in cash from the sale of fixed and intangible assets. As of March 31, 1999, the Company's cash, cash equivalents, restricted cash and short-term investments increased to $15.3 million from $12.3 million at December 31, 1998. The increase was due to proceeds from the sale of assets discussed above, partially offset by cash used for Epimmune operations and the winddown of Cytel operations. Excluding Epimmune, as of March 31, 1999, Cytel had $5.1 million of cash available to fund its operations, which it plans to use to meet its financial obligations, including corporate restructuring and termination costs of all its non-Epimmune operations. There can be no assurance, however, that Cytel's cash resources (excluding Epimmune) will be sufficient to satisfy all of its financial obligations.

        Capital expenditures totaled $0.3 million for the three months ended March 31, 1999, primarily for laboratory equipment, compared to $.5 million in the first quarter of 1998, primarily for manufacturing and laboratory equipment additions for Cytel's carbohydrate manufacturing facility. The Company has sold its Glytec carbohydrate synthesis and manufacturing business and has terminated its anti-inflammatory therapeutic business. Future capital expenditures will be in support of Epimmune's vaccine business.

        The Company's cash, cash equivalents and short-term investments are expected to decline primarily due to Epimmune's ongoing vaccine research programs and the payments associated with the termination of Cytel's therapeutic anti-inflammatory business. Cytel raised approximately $6.2 million in the first quarter of 1999 through the sale of its Glytec carbohydrate synthesis and manufacturing business, the proceeds of which will be used to fund the restructuring efforts of Cytel.

Epimmune

        The following discussion reflects financial information for Epimmune alone. Epimmune's financial information is also included on a consolidated basis with Cytel in the preceding section.

        Since inception in October 1997, Epimmune has financed its operations through private offerings of its equity securities, NIH grant revenues, capital and operating lease transactions and investment income. From inception through March 1999, Epimmune has raised approximately $16.7 million from sales of equity securities. Total cash proceeds of sales of private equity securities since inception were $10.4 million and $6.1 million from Cytel and Searle, respectively, and $175,000 from exercise of options.

        In August 1998, Epimmune entered into a $750,000 term credit facility with Silicon Valley Bank to provide secured financing for future laboratory, office and tenant improvement additions. As of March 31, 1999, Epimmune had $511,000 available to finance future capital equipment and tenant improvements by August 1999. In addition, Epimmune leases its laboratory and office facilities under operating leases. In November 1998, Epimmune entered into a 10-year lease related to the construction of a new laboratory and office facility, which was completed and occupied in April 1999.

        Epimmune's working capital balance decreased to $9.1 million as of March 31, 1999 from $10.1 million at the end of 1998. The decrease is attributable to cash used for ongoing operating activity. For the same reasons, cash, cash equivalents, short-term investments and restricted cash decreased to $10.2 million at March 31, 1999 from $11.1 million at December 31, 1998. Epimmune primarily invests its cash in United States government and investment grade corporate debt securities.

        Epimmune believes that its available cash, cash equivalents, marketable securities and existing sources of funding will be adequate to satisfy its anticipated capital requirements through December 31, 2000. The estimate for the period for which Epimmune expects its available cash balances and existing sources of funding to be sufficient to meet its capital requirements is a forward-looking statement that involves risks and uncertainties as set forth herein and in the Company's Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

        Three months ended March 31, 1999 ("1999"), as compared with three months ended March 31, 1998 ("1998").

        The Company had total revenues of $929,000 for 1999, compared to $470,000 in 1998. Total revenues increased $459,000 in 1999 from 1998 primarily due to revenue recognized in connection with the sale of Cytel's Glytec carbohydrate synthesis and manufacturing business.

        In 1999, research and development expenses increased to $4.3 million from $3.8 million in 1998. The increase was due to increased research personnel at Epimmune. General and administrative expenses increased slightly to $1.2 million in 1999 from $1.1 million in 1998.

        The restructuring charge of $3.7 million recorded in 1999 relates to the termination of its non-Epimmune operations, and also recorded a gain on disposal of assets of $3.3 million related to the sale of Cytel's Glytec carbohydrate synthesis and manufacturing business, as discussed above.

        Net interest income was $103,000 in 1999 compared to $278,000 in 1998. The slight decrease is due to a lower average cash balance.

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

        In 1999, the Company established an active program to identify and resolve year 2000 related issues. This program includes the review and assessment of the Company's information technology and non-information technology systems, as well as third parties with whom the Company has material relationships. This program consists of four phases: inventory, risk assessment, problem validation and problem resolution. The inventory phase identified potential risks we face. They include among others computer software, computer hardware, telecommunications systems, laboratory equipment, facilities systems (security, environment control, alarm), service providers, and other third parties. The risk assessment phase categorizes and prioritizes each risk by its potential impact. The problem validation phase tests each potential risk, according to priority, to determine if an action risk exists. In the case of critical third parties, this step will include a review of their year 2000 plans and activities. The problem resolution phases will, for each validated risk, determine the method/strategy for alleviating the risk. It may include anything from replacement of hardware or software to process modification to selection of alternative vendors. This step also includes the development of contingency plans.

        The inventory and risk assessment phases will be completed in second calendar quarter 1999. The problem validation phase will be completed in third calendar quarter 1999 for all areas, except for evaluating specific pieces of research equipment and the assessment of some protocol third parties. The Company expects that it will complete the last portion of the problem validation and resolution phase by the end of the third calendar quarter of 1999. Contingency plans are being developed. The Company expects to have those plans completed by the end of the third quarter 1999.

        The Company is actively correcting problems as they are identified. These corrections include the replacement of hardware and software systems, the identification of alternative service providers and the creation of contingency plans. The Company currently estimates that the cost of identified problems will be approximately $130,000 for hardware and software upgrades or modifications. In addition, the Company will incur approximately $10,000 of internal personnel costs to complete the remaining phases of the project. The Company does not believe that the costs of these actions will have a material adverse effect on its business. The Company expects to be able to resolve any problems identified of the project as part of normal operating expenses.

        Any failure to be year 2000 compliant within the Company's internal computer systems or of third party equipment or software it uses, or of systems maintained by its suppliers, may adversely affect the Company's business.

RISKS AND UNCERTAINTIES

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

Disappointing results of the Phase II/III clinical trial of Cylexin, Cytel's lead cell adhesion inhibitor compound, has led to the termination of the therapeutic anti-inflammatory business. Accordingly, Cytel is terminating its employees, selling its fixed assets and intellectual property, and focusing all subsequent development efforts on Epimmune's vaccine technology. During the first quarter of 1999, Cytel sold its Glytec carbohydrate synthesis and manufacturing business and plans to use the proceeds from such sale, together with existing cash resources, to meet its financial obligations, including corporate restructuring and termination costs of all of its non-Epimmune operations. There can be no assurance, however, that Cytel's cash resources (excluding Epimmune) will be sufficient to satisfy all of its financial obligations.

Future Capital Needs; Uncertainty of Additional Funding. Excluding Epimmune, as of March 31, 1999, Cytel had approximately $5.1 million of cash available. As of March 31, 1999, Epimmune had $10.2 million in cash, cash equivalents, restricted cash and short-term investments. The Company is considering various alternatives in light of its financial position and the recent sales of its carbohydrate synthesis and manufacturing business and decision to terminate the therapeutic anti-inflammatory program. The Company's future capital requirements will depend on many factors, including: the ability of the Company to establish and maintain collaborative arrangements; progress with preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; changes in its existing research relationships; continued scientific progress in its drug discovery programs; the magnitude of these programs; the cost of manufacturing scale-up; and effective commercialization activities and arrangements. Epimmune intends to seek additional funding through collaborative arrangements or equity or debt financings. If additional financing is not available, Epimmune anticipates its existing available cash, cash equivalents, restricted cash and short-term investments will be adequate to fund its operations through the end of 2000. The estimate for the period for which Epimmune expects its available cash balances, investment income and estimated cash flow from collaborative agreements and research grants to be sufficient to meet its capital requirements is a forward-looking statement that involves risks and uncertainties as set forth herein and in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report on Form 10-Q. There can be no assurance that any financing or transaction through which the Company seeks to obtain additional funding will be available on favorable terms, if at all, or that any collaboration agreements to which the Company is or may become a party will successfully reduce the Company's funding requirements. The suspension or termination of the Company's collaborations with its existing corporate partners or the inability to enter into new collaborations, the failure of any such collaborations to be successful or the delay in their development or commercialization of products could have a material adverse effect on the Company's business, financial condition and results of operations. If additional funds are raised by issuing securities, further dilution to existing stockholders may result. If adequate funds are not available, the Company will be required to delay, scale back or eliminate one or more of its drug discovery or development programs; obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to or sell certain of its technologies, product candidates or products that the Company would not otherwise relinquish or sell; sell itself or certain of its technologies or other assets to a third party; cease operations; or declare bankruptcy.

Early Stage of Development; Absence of Products. The Company is a research and development focused company. It has not completed the development of any product and, accordingly, has not begun to market or generate revenues from the commercialization of products. The Company does not expect to market any therapeutic or prophylactic products for a number of years. The Company's products under development will require significant time-consuming and costly research, development, preclinical studies, clinical testing, regulatory approval and significant additional investment prior to their commercialization, which may never occur. There can be no assurance that the Company's research and development programs will be successful. In particular, Cytel completed its Phase II/III clinical trial of Cylexin, its lead cell adhesion inhibitor compound, in March 1999. Based on disappointing results from this Phase II/III clinical trial, Cytel announced that it has halted clinical trials of Cylexin and is discontinuing its cell adhesion programs. Further, there can be no assurance that the Company will be able to manufacture any products in commercial quantities in compliance with regulatory requirements at an acceptable cost, that any of its products under development will be successfully commercialized or will prove to be safe and efficacious in clinical trials or that the Company or its collaborators will be successful in obtaining market acceptance of any of its products. The Company or its collaborators may encounter problems and delays relating to research and development, regulatory approval, manufacturing and marketing. The failure by the Company to address such problems and delays successfully would have a material adverse effect on the Company's business, financial condition and results of operations.

Reliance on Collaborative Partners. The Company expects to rely on collaborative arrangements both to develop and commercialize pharmaceutical products. The Company has relied on certain established pharmaceutical companies interested in its technology to fund a portion of its research and development expenses for pharmaceutical product candidates. There can be no assurance that the Company will be able to enter into collaborative arrangements in the future, that any such collaborative arrangements or its existing collaborative arrangements will continue or be successful or that the Company will receive royalty revenues, license fees or milestone payments from any of such collaborative arrangements. In addition, collaborative partners may pursue alternative technologies or develop alternative compounds either on their own or in collaboration with others, including the Company's competitors, as a means of developing treatments for the disease targeted by any collaborative program of the Company.

Epimmune has entered into a research and development collaboration with Searle with respect to the production, use and sale of pharmaceutical products derived from Epimmune's cancer epitopes and the use thereof in therapeutic vaccines. Such collaboration is Epimmune's only significant collaboration to date, and Epimmune is substantially dependent upon it. The success of the collaboration will depend, in significant part, on Searle's development, competitive marketing and strategic considerations, including the relative advantages of alternative products being developed or marketed by competitors. Epimmune expects that substantially all of its revenues for the foreseeable future will result from payments under its existing, and any future, collaborations, including royalties on product sales and interest income. There can be no assurance that Searle will perform its obligations as expected or that any future milestone payments or other amounts will be received by Epimmune. The suspension or termination of the Epimmune collaboration with Searle, the failure of such collaboration to be successful or the delay in the development or commercialization of pharmaceutical products pursuant to such collaboration could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Continuing Operating Losses; Accumulated Deficit. The Company has experienced significant operating losses since its inception in 1987. As of March 31, 1999, the Company had an accumulated deficit of approximately $133.5 million. The Company expects to incur substantial additional operating losses as the Company's research and development and clinical trial efforts continue. All of the Company's revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants, certain asset divestitures and interest income. To achieve profitable operations, the Company, alone or with others, must identify, develop, register, manufacture and market proprietary products. There can be no assurance that the Company will be successful in its efforts to achieve profitable operations.

Manufacturing Limitations. To be successful, the Company's products and products of its partners must be manufactured in commercial quantities in compliance with regulatory requirements and at an acceptable cost. The Company has not commercialized any products, nor has it demonstrated its ability to manufacture commercial quantities of its or its partners' product candidates in accordance with regulatory requirements. If the Company is unable to develop itself or contract with a third-party manufacturing capabilities to produce suitable quantities of its or its partners' products in accordance with regulatory standards, the ability of the Company or its partners to conduct clinical trials, obtain regulatory approvals and market such products may be adversely affected, which could adversely affect the Company's competitive position and its chances of achieving profitability. There can be no assurance that such products can be manufactured by the Company or any other party at a cost or in quantities which are commercially viable.

Government Regulation; Uncertainty Associated with Clinical Trials. The production and marketing of the Company's products and its ongoing research and development activities are subject to regulation by numerous governmental authorities in the United States, Canada and other countries. Before any drug developed by the Company can be marketed, it will undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the Food and Drug Administration ("FDA") and equivalent foreign authorities, including the Canadian Health Protection Branch ("HPB"). These processes can take a number of years and require the expenditure of substantial resources. The time required for completing such testing and obtaining such approvals is uncertain and approval itself may not be obtained. The FDA, the HPB or the Company and its collaborators may decide to discontinue or suspend clinical trials at any time if the subjects or patients who are participating in such trials are being exposed to unacceptable health risks or if the results show no or limited benefit in patients treated with the drug compared to patients in the control group. In particular, Cytel completed its Phase II/III clinical trial of Cylexin, its lead cell adhesion inhibitor compound, in March 1999. Cytel announced that it halted clinical trials of Cylexin based on disappointing results that indicated that Cylexin showed no benefit over placebo for the treatment of reperfusion injury in infants undergoing Cardiopulmonary bypass ("CPB") to facilitate the surgical repair of heart defects.

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

Technological Change and Competition. The Company is engaged in a highly competitive industry. The Company competes with many public and private companies, including pharmaceutical companies, chemical companies, specialized biotechnology companies and academic institutions. Many of the Company's competitors have substantially greater financial, scientific and technical resources, and manufacturing and marketing experience and capabilities than the Company. In addition, many of the Company's competitors have significantly greater experience conducting preclinical studies and clinical trials of new pharmaceutical products, and in obtaining regulatory approvals for pharmaceutical products. Competitors of the Company and its collaborators may develop and commercialize such products more rapidly than the Company and its collaborators. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any being developed by the Company, or that would render the Company's technology and products obsolete or noncompetitive. The Company is aware of companies that are pursuing the development of novel pharmaceuticals which target the same diseases that the Company is targeting. There can be no assurance that these and other efforts by potential competitors will not be successful, or that other technologies will not be developed to compete with the Company's technologies.

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

Patents and Proprietary Rights. The Company's success will depend in part on its ability to obtain patent protection for its products and processes, both in the United States and other countries. The patent position of biotechnology and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There is no consistent policy regarding the breadth of claims allowed in biotechnology patents. The Company intends to file applications and pursue patent prosecution as appropriate for patents covering both its products and processes. There can be no assurance that patents will issue from any of the patent applications owned or licensed by the Company or that, if patents do issue, that claims allowed will be sufficiently broad to protect the Company's products and processes. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company.

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

Absence of Sales and Marketing Experience. The Company has no experience in sales, marketing or distribution. Before it can market any of its products directly, the Company must develop a substantial marketing and sales force with technical expertise and supporting distribution capability. Alternatively, the Company may obtain the assistance of a pharmaceutical company with a large distribution system and a large direct sales force. Other than its agreements with Searle and Takara, the Company does not have any existing distribution arrangements with any pharmaceutical company for its products under development. There can be no assurance that the Company will be able to establish sales and distribution capabilities or be successful in gaining market acceptance for its products.

Dependence on Reimbursement. The Company's ability to commercialize its products successfully may depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third-party coverage will be available to enable the Company to maintain price levels sufficient to realize an appropriate return on its investment in product development.

Dependence on Key Personnel. The Company is highly dependent on the principal members of its scientific and management staff. The Company does not maintain key person life insurance on the life of any employee. The Company's future success also will depend in part on the continued service of its key scientific personnel and its ability to identify, hire and retain additional qualified personnel.

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

Product Liability and Insurance. The Company's business exposes it to potential product liability risks which are inherent in the testing, manufacturing and marketing of human therapeutic products. While the Company currently has product liability insurance, there can be no assurance that it will be able to maintain such insurance on acceptable terms or that insurance will provide adequate coverage against potential liabilities.

Use of Hazardous Materials. The Company's research and development involves the controlled use of hazardous materials, chemicals and radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damage that results, which liability could exceed the resources of the Company. The Company may incur substantial cost to comply with environmental regulations if the Company develops commercial manufacturing capacity.

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

Volatility of Common Stock Price.The market price for securities of biotechnology companies, including the Company, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. Factors such as announcements of technological innovations or new commercial therapeutic products by the Company or others, governmental regulation, developments in patent or other proprietary rights, developments in the Company's relationships with its collaborative partners, public concern as to the clinical results and/or, the safety of drugs developed by the Company or others and general market conditions may have a significant effect on the market price of the Company's common stock. Fluctuations in financial performance from period to period also may have a significant impact on the market price of the common stock.

Absence of Dividends. The Company has never paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future.

PART II.      OTHER INFORMATION

ITEM 6.A      Exhibits

              Exhibit 2.1 Asset Purchase Agreement between the Company and Neose Technologies, Inc. dated March 26, 1999 (1)

              Exhibit 2.2 Escrow Agreement between the Company and Neose Technologies, Inc. dated March 26, 1999 (1)

              Exhibit 27.1   Financial Data Schedule

              (1) Certain confidential portions deleted subject to the
                  Application for Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 filed by the Registrant with the Commission concurrently herewith.

ITEM 6.B      REPORTS ON FORM 8-K

              The Company filed a Report of Form 8-K on April 9, 1999 relating to the sale of the Company's carbohydrate manufacturing and synthesis intellectual property assets to Neose Technologies, Inc.

                                CYTEL CORPORATION

                                    SIGNATURE



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CYTEL CORPORATION


Date: May 17, 1999                    By: /s/ ROBERT L. ROE
                                         ---------------------------------------
                                         Robert L. Roe
                                            Acting President and Chief Operating
                                            Officer (Duly Authorized Officer and
                                            Acting Principal Financial Officer)