Form 10-Q
period 1999-06-30
EPIMMUNE INC
filed 1999-08-16
CIK 822206

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999, or

[ ] Transition Period Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From _________ to
        _________.

                         Commission file number 0-19591

                                  EPIMMUNE INC.

             (Exact name of Registrant as specified in its charter)

                Delaware                               33-0245076
                --------                               ----------
        (State of Incorporation)          (I.R.S. Employer Identification No.)

                             5820 Nancy Ridge Drive

                           San Diego, California 92121
                           ---------------------------
                    (Address of principal executive offices)

                                 (858) 860-2500
                                 --------------
                         (Registrant's telephone number)

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

Common Stock: $.01 par value 6,026,655 shares outstanding as of July 1, 1999.

                                  EPIMMUNE INC.
                                QUARTERLY REPORT
                                    FORM 10-Q

                                TABLE OF CONTENTS

COVER PAGE..................................................................................... 1

TABLE OF CONTENTS.............................................................................. 2

PART I.  FINANCIAL INFORMATION

           ITEM 1.   Financial Statements

                     Condensed Consolidated Balance Sheets as of June 30,
                     1999 and December 31, 1998................................................ 3

                     Condensed Consolidated Statements of Operations
                     For the Three and Six Months Ended June 30, 1999 and 1998................. 4

                     Condensed Consolidated Statements of Cash Flows
                     For the Six Months Ended June 30, 1999 and 1998........................... 5

                     Notes to Condensed Consolidated Financial Statements...................... 6

           ITEM 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations...................................... 11

           ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk...............  *

PART II. OTHER INFORMATION

           ITEM 1.   Legal Proceedings........................................................  *

           ITEM 2.   Changes in Securities and Use of Proceeds................................  *

           ITEM 3.   Defaults upon Senior Securities..........................................  *

           ITEM 4.   Submission of Matters to a Vote of Security Holders......................  *

           ITEM 5.   Other Information........................................................  *

           ITEM 6.   Exhibits and Reports on Form 8-K......................................... 22

           SIGNATURE ......................................................................... 23


*       NO INFORMATION PROVIDED DUE TO INAPPLICABILITY OF ITEM.

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                                 EPIMMUNE INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  JUNE 30,        DECEMBER 31,
                                                                    1999              1998
                                                                 ---------         ---------
ASSETS                                                          (unaudited)
Current assets:
   Cash and cash equivalents                                     $   1,777         $   2,594
   Short-term investments                                            7,915             9,217
   Prepaids and other current assets                                 1,114             1,657
                                                                 ---------         ---------
     Total current assets                                           10,806            13,468

Restricted short-term investment                                       472               472
Property and equipment, net                                            944             2,879
Patents and other assets                                             2,101             4,211
                                                                 ---------         ---------
     Total assets                                                $  14,323         $  21,030
                                                                 =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                      $   1,508         $   2,289
   Deferred contract revenues                                           --               515
   Accrued restructuring cost                                        2,150                --
   Accrued payroll and related expenses                                289               416
   Current portion of obligations under equipment
    loans and notes payable                                            182               493
                                                                 ---------         ---------
     Total current liabilities                                       4,129             3,713

Equipment loans and notes payable                                      478             1,606

Commitments

Minority interest in consolidated subsidiary                         1,388             1,735

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares
     authorized, 659,898 shares issued and outstanding
     at June 30, 1999 and December 31, 1998, respectively                7                 7
   Common stock, $.01 par value, 75,000,000 shares
     authorized at 4,998,873 shares and 4,987,453 shares
     issued and outstanding at June 30, 1999 and
     December 31, 1998, respectively
                                                                        50                50
   Additional paid-in capital                                      142,664           142,642
   Accumulated deficit                                            (134,345)         (128,723)
   Unrealized (loss) on available-for-sale securities                  (48)               --
                                                                 ---------         ---------
Total stockholders' equity                                           8,328            13,976
                                                                 ---------         ---------
                                                                 $  14,323         $  21,030
                                                                 =========         =========

See accompanying notes

                                  EPIMMUNE INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                              -------------------------------         -------------------------------
                                                  1999                1998                1999                1998
                                              -----------         -----------         -----------         -----------
REVENUES

Research and development revenues             $       474         $       507         $     1,403         $       977
                                              -----------         -----------         -----------         -----------
                                                      474                 507               1,403                 977
COSTS AND EXPENSES:
Research and development                            2,035               4,616               6,314               8,402
General and administrative                            351               1,508               1,589               2,612
Restructuring costs                                    --                  --               3,700                  --
                                              -----------         -----------         -----------         -----------
   Total costs and expenses                         2,386               6,124              11,603              11,014

   Loss from operations                            (1,912)             (5,617)            (10,200)            (10,037)

Minority interest in net loss of
    consolidated subsidiary                           382                 120                 523                 145
Interest income, net                                   91                 263                 194                 539
Other income                                          550                  --                 550                  --
Gain on disposal of assets                             15                  --               3,311                  --
                                              -----------         -----------         -----------         -----------
Net loss                                      $      (874)        $    (5,234)        $    (5,622)        $    (9,353)
                                              ===========         ===========         ===========         ===========

Net loss per share - basic and diluted        $     (0.17)        $     (1.11)        $     (1.13)        $     (2.00)
                                              ===========         ===========         ===========         ===========

Shares used in computing net
loss per share - basic and diluted              4,997,422           4,695,486           4,994,493           4,675,943
                                              ===========         ===========         ===========         ===========



See accompanying notes.

                                  EPIMMUNE INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                 -------------------------
                                                                                   1999             1998
                                                                                 --------         --------
OPERATING ACTIVITIES

Net loss                                                                         $ (5,622)        $ (9,353)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                    338              361
     Deferred rent                                                                     --             (150)
     Deferred revenue                                                                (515)              33
     Gain on disposal of assets                                                    (3,311)              (9)
     Minority interest in consolidated subsidiary                                    (523)            (145)
     Restructuring operating expenses                                              (1,153)              --
     Receivable from fixed assets held for sale                                       459               --
     Accrued restructuring costs                                                    3,700               --
     Net change in operating assets and liabilities; net of divestitures:
       Other current assets                                                           (51)            (342)
       Accounts payable and accrued liabilities                                      (915)             782
       Accrued payroll and related expenses                                          (127)              18
                                                                                 --------         --------
Net cash used in operating activities                                              (7,720)          (8,805)

INVESTING ACTIVITIES
Purchases of available-for-sale securities                                         (1,566)         (12,903)
Sales of available-for-sale securities                                              2,820           15,938
Proceeds from the sale of property and equipment                                    3,210                9
Proceeds from the sale of patents (net of fees)                                     2,909               --
Purchase of property and equipment                                                   (280)          (1,400)
Deposits and other assets                                                              10             (267)
Repayment of note                                                                     519               --
                                                                                 --------         --------
Net cash provided by (used in) investing activities                                 7,622            1,377

FINANCING ACTIVITIES
Principal payments under equipment notes payable
   and note payable to bank                                                          (917)            (227)
Restricted cash released as note payable collateral                                    --              137
Net proceeds from issuance of preferred stock                                          --            9,700
Net proceeds from issuance of common stock                                            198               49
                                                                                 --------         --------
Net cash provided by financing activities                                            (719)           9,659

Increase in cash and cash equivalents                                                (817)           2,231
Cash and cash equivalents at beginning of year                                      2,594            6,187
                                                                                 --------         --------
Cash and cash equivalents at end of period                                       $  1,777         $  8,418
                                                                                 ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                    $     82         $     40
                                                                                 ========         ========

DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized losses on available-for-sale securities                               $     48         $      7
                                                                                 ========         ========
Issued common stock for non-exclusive license
   agreement for  patent rights                                                  $     --         $    900
                                                                                 ========         ========
Asset write down in accrued restructuring charge                                 $    587         $     --
                                                                                 ========         ========
Assumption of debt                                                               $    868         $     --
                                                                                 ========         ========
Additions to obligations under capital leases                                    $    420         $     --
                                                                                 ========         ========

                                  EPIMMUNE INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1999

1.      BASIS OF PRESENTATION

        The interim unaudited condensed consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the unaudited information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

        Unless otherwise indicated, all references to "Cytel" are to Cytel Corporation, all references to "Epimmune" are to Epimmune Inc., Cytel's majority-owned subsidiary, and all references to the "Company" are to the combined entity of Cytel and Epimmune.

        On July 1, 1999, in a series of related transactions, Cytel acquired 100% ownership of, and merged with, its subsidiary, Epimmune Inc., with Cytel remaining as the surviving entity (the "Merger"). In connection with the Merger, Cytel changed its name from Cytel Corporation to Epimmune Inc.

        The condensed consolidated financial statements include the accounts of Cytel and its majority-owned subsidiary Epimmune. All significant intercompany accounts and transactions have been eliminated. The minority interest calculation is based on third parties' ownership percentage in Epimmune of 25.4% during the second quarter of 1999. The calculation does not include the potential additional ownership interest that would result from the conversion of the Cytel preferred stock held by G.D. Searle & Co. ("Searle"), a wholly-owned subsidiary of Monsanto Co., which is convertible into Epimmune common stock. As of June 30, 1999, Cytel owned 74.6%, Epimmune employees owned 13.8%, and Searle owned 11.6% of the outstanding capital stock of Epimmune.

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

        Based on the determination to terminate Cytel's businesses and focus future operations on Epimmune, Cytel recorded a restructuring charge of $3.7 million in the first quarter 1999. The accrued restructuring charge includes the following (in thousands):

                                                                June 30,      March 31,
                                                                  1999          1999
                                                                --------      ---------
Minimum commitments for lease facilities                         $1,042        $1,200
Employee severance                                                  463           827
Exit costs of operations                                            178           628
Write-down to fair value for certain assets held for sale            --           575
Other loss contingencies                                            467           470
                                                                 ------        ------
  Accrued restructuring costs                                    $2,150        $3,700
                                                                 ======        ======

3.      SALE OF THE GLYTEC CARBOHYDRATE SYNTHESIS AND MANUFACTURING BUSINESS

        In the first quarter of 1999, Cytel completed the sales of its Glytec carbohydrate synthesis and manufacturing business, including the sale of fixed assets and intellectual property, and assignment of certain liabilities and transfer of certain personnel relating to the business. The sales of the fixed and intangible assets of this business raised approximately $6.2 million, net of fees, the proceeds of which are being used to fund the restructuring efforts of the Company. Cytel recorded a gain of approximately $3.3 million in connection with the two transactions, as discussed further below.

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

        On March 26, 1999, Cytel sold the remainder of its Glytec carbohydrate synthesis and manufacturing intellectual property assets to Neose Technologies, Inc. ("Neose"). Neose paid Cytel $3.5 million cash and paid an additional $1.5 million into escrow, the release of which is conditioned on the Company's satisfaction of certain matters relating to the patents and licenses acquired by Neose. Neose may pay the Company up to an additional $1.6 million contingent on potential payments and revenues realized by Neose in connection with certain future corporate collaborations. The Company has recorded the gain relating to the initial cash consideration and will record subsequent gains as they are realized, if at all.

4.      MANAGEMENT'S PLAN FOR FUTURE OPERATIONS

        Following the termination in the first quarter of 1999 of Cytel's anti-inflammatory therapeutic business and the sale of its Glytec business, Cytel terminated its employees, sold its fixed assets and intellectual property, and focused all subsequent development efforts on Epimmune's technology.

        On July 1, 1999, in a series of related transactions, Cytel acquired 100% ownership of, and merged with, its subsidiary, Epimmune, with Cytel remaining as the surviving entity (the "Merger"). In connection with the Merger, Cytel changed its name from Cytel Corporation to Epimmune Inc.

        The Company plans to use the proceeds from the disposition of the Glytec carbohydrate synthesis and manufacturing business, together with proceeds of certain asset sales and existing cash resources, to meet its financial obligations, including restructuring and termination costs of its non-Epimmune operations.

5.      ADDITIONAL INFORMATION

        As a result of the events described above, the Company is presenting additional information related to the operation and financial position of Epimmune and Cytel. Epimmune was formed in October 1997 as a wholly-owned subsidiary with separate management and financing. As of June 30, 1999, Cytel owned approximately 75% of the outstanding stock of Epimmune.

                                  EPIMMUNE INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                              Cytel           Epimmune      Consolidating
                                           Corporation          Inc.           Entries           Total
                                           -----------        --------      -------------       --------
REVENUES
    Research and development revenues        $    525         $    878         $     --         $  1,403
                                             --------         --------         --------         --------
                                                  525              878               --            1,403
COSTS AND EXPENSES:
    Research and development                    3,042            3,272               --            6,314
    General and administrative                    870              719               --            1,589
    Restructuring costs                         3,700               --               --            3,700
                                             --------         --------         --------         --------
Total costs and expenses                        7,612            3,991               --           11,603

Loss from operations                           (7,087)          (3,113)                          (10,200)

Minority interest in net loss of
    consolidated subsidiary                        --               --              523              523
Interest income, net                              (44)             238               --              194
Other income                                      550               --                               550
Gain on disposal of assets                      3,296               15               --            3,311
                                             --------         --------         --------         --------
Net loss                                     $ (3,285)        $ (2,860)        $    523         $ (5,622)
                                             ========         ========         ========         ========

                                  EPIMMUNE INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)
                                  JUNE 30, 1999

                                 (IN THOUSANDS)

                                                                    Cytel         Epimmune     Consolidating
                                                                 Corporation        Inc.          Entries           Total
                                                                 -----------      --------     -------------       --------
Assets
     Cash, cash equivalents and short-
         term investments                                         $  1,517        $  8,175        $     --         $  9,692
     Other current assets                                              567             565             (18)           1,114
                                                                  --------        --------        --------         --------
   Total current assets                                              2,084           8,740                           10,806
     Restricted cash                                                    --             472              --              472
     Property and equipment, net                                        --             944              --              944
     Investment in consolidated
     subsidiary                                                     11,742              --         (11,742)              --
     Patents and other non-current assets                               --           2,101              --            2,101
                                                                  --------        --------        --------         --------
 Total assets                                                     $ 13,826        $ 12,257        $(11,760)        $ 14,323
                                                                  ========        ========        ========         ========

 Liabilities and stockholders' equity
   Current liabilities:
   Accounts payable and accrued liabilities                       $    562        $  1,253        $    (18)           1,797
   Accrued restructuring costs                                       2,150              --              --            2,150
   Current portion of obligations under
   equipment loans and notes payable                                    --             182              --              182
                                                                  --------        --------        --------         --------
 Total current liabilities                                           2,712           1,435             (18)           4,129

 Long-term obligations under
     equipment loans and notes payable                                  --             478              --              478
 Minority interest in consolidated subsidiary                           --              --           1,388            1,388
 Stockholders' equity                                               11,114          10,344         (13,130)           8,328
                                                                  --------        --------        --------         --------

 Total liabilities and stockholders' Equity                       $ 13,826        $ 12,257        $(11,760)        $ 14,323
                                                                  ========        ========        ========         ========

6.      SUBSEQUENT EVENTS

        On July 1, 1999, the Company completed a series of transactions (the "Exchange Transactions") in which it (i) transferred all of the outstanding shares of Epimmune's Series B-1 Preferred Stock then held by Cytel to Searle in exchange for all of the outstanding shares of Cytel's Series B Preferred Stock,
(ii) issued 859,622 shares of Cytel's Series S Preferred Stock and 549,622 shares of Cytel's Series S-1 Preferred Stock to Searle in exchange for all outstanding shares of Epimmune's Series B Preferred Stock and Series B-1 Preferred Stock and (iii) issued a total of 1,027,782 shares of Cytel's Common Stock to the holders of Common Stock of Epimmune in exchange for all outstanding shares of Epimmune's Common Stock. Following the Exchange Transactions, Searle held approximately 23% of all of the outstanding capital stock of the Cytel. Following the Exchange Transactions, Cytel held all of the outstanding shares of Common Stock and Preferred Stock of Epimmune and completed the Merger, in which Epimmune merged into Cytel, with Cytel remaining as the surviving entity. In connection with the Merger, Cytel assumed the outstanding options to purchase approximately 423,000 shares of the Common Stock of Epimmune and Cytel changed its name from Cytel Corporation to Epimmune Inc.





               THIS PORTION OF THE PAGE LEFT INTENTIONALLY BLANK.

                                  EPIMMUNE INC.


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

        On July 1, 1999, in a series of related transactions, Cytel acquired 100% ownership of, and merged with, its subsidiary, Epimmune, with Cytel remaining as the surviving entity (the "Merger"). In connection with the Merger, Cytel changed its name from Cytel Corporation to Epimmune Inc.

        Since its inception in July 1987, the Company has devoted substantially all of its resources to the discovery and development of its potential therapeutic products. To date, the Company has not received any revenues from the sale of products. The Company has funded its research and development primarily from equity-derived working capital and through strategic alliances with other companies. The Company has been unprofitable since its inception and expects to incur substantial operating losses for the next several years. As of June 30, 1999, the Company's accumulated deficit was approximately $134.3 million.

        In the first quarter of 1999, Cytel completed the sales of its Glytec carbohydrate synthesis and manufacturing business resulting in net proceeds of approximately $6.2 million (see Note 3 in financial statements). Additionally, Cytel announced the results from the Cylexin Phase II/III clinical trial. The results of this trial indicated that Cylexin, Cytel's lead therapeutic compound, showed no benefit over placebo. Accordingly, Cytel terminated its therapeutic anti-inflammatory business and, as a result, Cytel recorded a restructuring charge of $3.7 million in the first quarter 1999 (see Note 2 in financial statements). During the second quarter of 1999, Cytel raised approximately $1.0 million from the disposal of certain fixed assets and intellectual property.

        The Company plans to use the proceeds from the disposition of the Glytec carbohydrate synthesis and manufacturing business, together with the proceeds of certain asset sales and existing cash resources, to meet its financial obligations, including restructuring and termination costs of its non-Epimmune operations.

LIQUIDITY AND CAPITAL RESOURCES

        The following discussion reflects financial information for Cytel and Epimmune on a consolidated basis.

        The Company has financed operations since inception primarily through private placements of its equity securities, two public common stock offerings, revenues under collaborative research and development agreements, grant revenues, certain asset divestitures and interest income. Through June 1999, the Company has raised approximately $145.1 million from the sale of equity securities. The Company has financed its laboratory equipment and research and office facilities primarily through capital and operating lease arrangements.

        The Company had net working capital of $6.7 million as of June 30, 1999 compared to $9.8 million as of December 31, 1998. The decrease was primarily due to recording of the accrued restructuring liability, partially offset by a decrease in cash to fund ongoing Epimmune operations and payment of liabilities due to the wind-down of Cytel. As of June 30, 1999, the Company's cash, cash equivalents, restricted cash and short-term investments decreased to $10.1 million from $12.3 million at December 31, 1998. The decrease was due to cash used for Epimmune operations and cash used in the payment of liabilities associated with wind-down of Cytel operations partially offset by proceeds from the sale of assets discussed above. Excluding Epimmune, as of June 30, 1999, Cytel had $1.5 million of cash available to fund its operations, which are planned to be used to meet its financial obligations, including corporate restructuring and termination costs of all its non-Epimmune operations. The sale of Cytel's remaining fixed assets was completed in June 1999. The proceeds of $0.5 million were received in July 1999.

        Capital expenditures totaled $0.7 million in 1999, primarily for laboratory equipment, compared to $1.4 million in second quarter 1998, primarily for manufacturing and laboratory equipment additions for Cytel's Glytec carbohydrate manufacturing facility. The Company has sold its Glytec carbohydrate synthesis and manufacturing business and has terminated its anti-inflammatory therapeutic business and sold all remaining Cytel fixed assets in June 1999. Future capital expenditures will be in support of Epimmune's vaccine business.

        The Company's cash, cash equivalents and short-term investments are expected to decline primarily due to Epimmune's ongoing vaccine research programs and the payments associated with the termination of Cytel's therapeutic anti-inflammatory business. Cytel raised approximately $6.2 million in the first quarter of 1999 through the sale of its Glytec carbohydrate synthesis and manufacturing business and raised approximately $1.0 million in the second quarter of 1999 from the disposal of certain fixed assets and intellectual property, the proceeds of which will be used to fund the restructuring efforts of Cytel.

        In August 1998, Epimmune entered into a $0.7 million term credit facility with Silicon Valley Bank to provide secured financing for future laboratory, office and tenant improvement additions. As of June 30, 1999, Epimmune had $.09 million available to finance future capital equipment and tenant improvements by August 1999. In addition, Epimmune leases its laboratory and office facilities under operating leases. In November 1998, Epimmune entered into a 10-year lease related to the construction of a new laboratory and office facility, which was completed and occupied in April 1999.

        The Company believes that its available cash, cash equivalents, marketable securities and existing sources of funding will be adequate to satisfy its anticipated capital requirements through December 31, 2000. The estimate for the period for which the Company expects its available cash balances and existing sources of funding to be sufficient to meet its capital requirements is a forward-looking statement that involves risks and uncertainties as set forth herein and in the Company's Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

        Three months ended June 30, 1999 ("1999"), as compared with three months ended June 30, 1998 ("1998").

        The Company had total revenues of $474,000 for 1999, compared to $507,000 in 1998. Total revenues decreased slightly in 1999 from 1998.

        In 1999, research and development expenses decreased to $2.0 million from $4.6 million in 1998. The decrease was due to the wind-down of Cytel operations partially offset by increased research expenditures at Epimmune. General and administrative expenses decreased to $0.4 million in 1999 from $1.5 million in 1998. The decrease is due to the wind-down of Cytel operations partially offset by increased general and administrative personnel at Epimmune.

        Net interest income was $91,000 in 1999 compared to $263,000 in 1998. The decrease is due to a lower average cash balance.

        Other income includes $500,000 from Elan International Services, Ltd. ("Elan") in consideration for the buyout of certain future milestone obligations by Elan, and $50,000 for sale of certain patents and related technology rights to Abaron Biosciences, Inc. ("Abaron").

        Six months ended June 30, 1999 ("1999"), as compared with six months ended June 30, 1998 ("1998").

        The Company had total revenues of $1.4 million for 1999, compared to $1.0 million in 1998. Total revenues increased $0.4 million in 1999 from 1998 primarily due to revenue recognized in connection with the sale of Cytel's Glytec carbohydrate synthesis and manufacturing business.

        In 1999, research and development expenses decreased to $6.3 million from $8.4 million in 1998. The decrease was due to the wind-down of Cytel operations partially offset by increased research expenditures at Epimmune. General and administrative expenses decreased to $1.6 million in 1999 from $2.6 million in 1998, due to termination of Cytel operations partially offset by increases in general and administrative personnel at Epimmune.

        The restructuring charge of $3.7 million recorded in 1999 relates to the termination of the Company's non-Epimmune operations. The Company also recorded a gain of $3.3 million on disposal of assets related to the sale of Cytel's Glytec carbohydrate synthesis and manufacturing business, as discussed above.

        Net interest income was $194,000 in 1999 compared to $539,000 in 1998. The decrease is due to a lower average cash balance, and the termination of the Cytel anti-inflammatory therapeutic business.

        Other income includes $0.5 million from Elan in consideration for the buyout of certain future milestone obligations by Elan, and $.05 million for sale of certain patents and related technology rights to Abaron.

Future Capital Needs

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

        The inventory and risk assessment phases were completed in second calendar quarter 1999. The problem validation phase will be completed in third calendar quarter 1999 for all areas, except for evaluating specific pieces of research equipment and the assessment of some protocol third parties. The Company expects that it will complete the last portion of the problem validation and resolution phase by the end of the third calendar quarter of 1999. Contingency plans are being developed. The Company expects to have those plans completed by the end of the third quarter 1999.

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

        Disappointing results of the Phase II/III clinical trial of Cylexin, Cytel's lead cell adhesion inhibitor compound, has led to the termination of the therapeutic anti-inflammatory business. Accordingly, Cytel has terminated its employees, sold its fixed assets and intellectual property, and focused all subsequent development efforts on Epimmune's vaccine technology. During the first quarter of 1999, Cytel sold its Glytec carbohydrate synthesis and manufacturing business and plans to use the proceeds from such sale, together with existing cash resources, to meet its financial obligations, including corporate restructuring and termination costs of all of its non-Epimmune operations.

        Future Capital Needs; Uncertainty of Additional Funding. As of June 30, 1999, the Company had $10.1 million in cash, cash equivalents, restricted cash and short-term investments. The Company's future capital requirements will depend on many factors, including: the ability of the Company to establish and maintain collaborative arrangements; progress with preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; changes in its existing research relationships; continued scientific progress in its drug discovery programs; the magnitude of these programs; the cost of manufacturing scale-up; and effective commercialization activities and arrangements. The Company intends to seek additional funding through collaborative arrangements or equity or debt financings. If additional financing is not available, the Company anticipates its existing available cash, cash equivalents, restricted cash and short-term investments will be adequate to fund its operations through December 31, 2000. The estimate for the period for which the Company expects its available cash balances, investment income and estimated cash flow from collaborative agreements and research grants to be sufficient to meet its capital requirements is a forward-looking statement that involves risks and uncertainties as set forth herein and in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report on Form 10-Q. There can be no assurance that any financing or transaction through which the Company seeks to obtain additional funding will be available on favorable terms, if at all, or that any collaboration agreements to which the Company is or may become a party will successfully reduce the Company's funding requirements. The suspension or termination of the Company's collaboration with its existing corporate partner or the inability to enter into new collaborations, the failure of any such collaborations to be successful or the delay in their development or commercialization of products could have a material adverse effect on the Company's business, financial condition and results of operations. If additional funds are raised by issuing securities, further dilution to existing stockholders may result. If adequate funds are not available, the Company will be required to delay, scale back or eliminate one or more of its drug discovery or development programs; obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to or sell certain of its technologies, product candidates or products that the Company would not otherwise relinquish or sell; sell itself or certain of its technologies or other assets to a third party; cease operations; or declare bankruptcy.

        Early Stage of Development; Absence of Products. The Company is a research and development focused company. In collaboration with its corporate partner, Searle, the Company expects that Searle will initiate Phase I/II human clinical trials within the coming year. It has not completed the development of any product and, accordingly, has not begun to market or generate revenues from the commercialization of products. The Company does not expect to market any therapeutic or prophylactic products for a number of years. The Company's products under development will require significant time-consuming and costly research, development, preclinical studies, clinical testing, regulatory approval and significant additional investment prior to their commercialization, which may never occur. There can be no assurance that the Company's research and development programs will be successful. In particular, Cytel completed its Phase II/III clinical trial of Cylexin, its lead cell adhesion inhibitor compound, in March 1999. Based on disappointing results from this Phase II/III clinical trial, Cytel announced that it halted clinical trials of Cylexin and discontinued its therapeutic anti-inflammatory business. Further, there can be no assurance that the Company will be able to manufacture any products in commercial quantities in compliance with regulatory requirements at an acceptable cost, that any of its products under development will be successfully commercialized or will prove to be safe and efficacious in clinical trials or that the Company or its collaborators will be successful in obtaining market acceptance of any of its products. The Company or its collaborators may encounter problems and delays relating to research and development, regulatory approval, manufacturing and marketing. The failure by the Company to address such problems and delays successfully would have a material adverse effect on the Company's business, financial condition and results of operations.

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

        The Company has a research and development collaboration with Searle with respect to the production, use and sale of pharmaceutical products derived from the Company's cancer epitopes and the use thereof in therapeutic vaccines. Such collaboration is currently the Company's only significant collaboration, and the Company is substantially dependent upon it. The success of the collaboration will depend, in significant part, on Searle's development, competitive marketing and strategic considerations, including the relative advantages of alternative products being developed or marketed by competitors. The Company expects that substantially all of its revenues for the foreseeable future will result from payments under its existing, and any future, collaborations, including royalties on product sales and interest income. There can be no assurance that Searle will perform its obligations as expected or that any future milestone payments or other amounts will be received by the Company. The suspension or termination of the Company's collaboration with Searle, the failure of such collaboration to be successful or the delay in the development or commercialization of pharmaceutical products pursuant to such collaboration could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Continuing Operating Losses; Accumulated Deficit. The Company has experienced significant operating losses since its inception in 1987. As of June 30, 1999, the Company had an accumulated deficit of approximately $134.3 million. The Company expects to incur substantial additional operating losses as the Company's research and development and clinical trial efforts continue. All of the Company's revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants, certain asset divestitures and interest income. To achieve profitable operations, the Company, alone or with others, must identify, develop, register, manufacture and market proprietary products. There can be no assurance that the Company will be successful in its efforts to achieve profitable operations.

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

PART II. OTHER INFORMATION

ITEM 6.A Exhibits

Exhibit 10.63 Letter agreement between Epimmune and Dr. Robert W. Chesnut regarding severance benefits dated February 5, 1998.

Exhibit 10.64 Letter agreement between Epimmune and Dr. Alessandro Sette regarding severance benefits dated February 5, 1998.

Exhibit 10.65 Amendment to Severance Benefits Agreement between the Company and Dr. Robert L. Roe dated June 2, 1999.

Exhibit 10.66 Amendment to Severance Benefits Agreement between the Company and Virgil Thompson dated June 2, 1999.

Exhibit 27.1   Financial Data Schedule


ITEM 6.B REPORTS ON FORM 8-K

         The Company filed a Report on Form 8-K on April 9, 1999 and a Report of Form 8-K/A on June 8, 1999 relating to the sale of the Company's carbohydrate manufacturing and synthesis intellectual property assets to Neose Technologies, Inc.

                                  EPIMMUNE INC.


                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EPIMMUNE INC.

Date:  August 16, 1999                  By: /s/ DEBORAH A. SCHUEREN
                                           -------------------------------------
                                           Deborah A. Schueren
                                           President, Chief Executive Officer
                                           and Chief Financial Officer