Form 10-Q
period 1999-09-30
EPIMMUNE INC
filed 1999-11-15
CIK 822206

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)
      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1999,

                                       or

      [ ] Transition Period Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Transition Period From _________ to _________.

                         Commission file number 0-19591

                                  EPIMMUNE INC.
             (Exact name of Registrant as specified in its charter)


                Delaware                               33-0245076
        (State of Incorporation)          (I.R.S. Employer Identification No.)

                             5820 Nancy Ridge Drive
                           San Diego, California 92121
                    (Address of principal executive offices)

                                 (858) 860-2500
                         (Registrant's telephone number)

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

Common Stock: $.01 par value 6,035,136 shares outstanding as of October 31, 1999.

                                  EPIMMUNE INC.
                                QUARTERLY REPORT
                                    FORM 10-Q

                                TABLE OF CONTENTS

COVER PAGE ............................................................................   1

TABLE OF CONTENTS .....................................................................   2

PART I. FINANCIAL INFORMATION

           ITEM 1. Financial Statements

                   Condensed Consolidated Balance Sheets as of
                   September 30, 1999 and December 31, 1998 ...........................   3

                   Condensed Consolidated Statements of Operations
                   for the Three and Nine Months Ended September 30, 1999
                   and 1998 ...........................................................   4

                   Condensed Consolidated Statements of Cash Flows
                   for the Nine Months Ended September 30, 1999 and 1998 ..............   5

                   Notes to Condensed Consolidated Financial Statements ...............   6

           ITEM 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ................................   9

           ITEM 3. Quantitative and Qualitative Disclosures about Market Risk..........   *

PART II. OTHER INFORMATION

           ITEM 1. Legal Proceedings ..................................................   *

           ITEM 2. Changes in Securities and Use of Proceeds ..........................  20

           ITEM 3. Defaults upon Senior Securities ....................................   *

           ITEM 4. Submission of Matters to a Vote of Security Holders ................  20

           ITEM 5. Other Information ..................................................   *

           ITEM 6. Exhibits and Reports on Form 8-K ...................................  21

           SIGNATURE ..................................................................  22

*  NO INFORMATION PROVIDED DUE TO INAPPLICABILITY OF ITEM.

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                                  EPIMMUNE INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         SEPTEMBER 30,     DECEMBER 31,
                                                                             1999              1998
                                                                         -------------     ------------
                                                                          (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                               $   3,065         $   2,594
   Short-term investments                                                      6,731             9,217
   Prepaids and other current assets                                             571             1,657
                                                                           ---------         ---------
     Total current assets                                                     10,367            13,468

Restricted short-term investment                                                 472               472
Property and equipment, net                                                      826             2,879
Patents and other assets                                                       2,044             4,211
                                                                           ---------         ---------
     Total assets                                                          $  13,709         $  21,030
                                                                           =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                                $     958         $   2,289
   Deferred contract revenues                                                     --               515
   Accrued restructuring cost                                                  1,522                --
   Accrued payroll and related expenses                                          202               416
   Current portion of obligations under equipment
    loans and notes payable                                                      250               493
                                                                           ---------         ---------
     Total current liabilities                                                 2,932             3,713

Equipment loans and notes payable                                                479             1,606
Deferred rent                                                                     37                --

Commitments

Minority interest in consolidated subsidiary                                      --             1,735

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized,
     1,409,288 shares and 659,898 issued and outstanding at
     September 30, 1999 and December 31, 1998, respectively                       14                 7
   Common stock, $.01 par value, 25,000,000 and 75,000,000
     shares authorized at September 30, 1999 and December 31, 1998, respectively; 6,035,136 shares and 4,987,453 shares issued and outstanding at September 30, 1999 and December 31, 1998,
     respectively                                                                 60                50
   Warrants outstanding                                                          258                --
   Additional paid-in capital                                                147,131           142,642
   Accumulated deficit                                                      (137,153)         (128,723)
   Unrealized (loss) on available-for-sale securities                            (49)               --
                                                                           ---------         ---------
Total stockholders' equity                                                    10,261            13,976
                                                                           ---------         ---------
                                                                           $  13,709         $  21,030
                                                                           =========         =========

See accompanying notes.

                                  EPIMMUNE INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                      THREE MONTHS ENDED SEPT. 30,         NINE MONTHS ENDED SEPT. 30,
                                      -----------------------------       -----------------------------
                                         1999              1998              1999              1998
                                      -----------       -----------       -----------       -----------
REVENUES
Milestone                             $     2,000       $        --            $2,000       $        --
Research and development                      462             1,774             1,865             2,751
                                      -----------       -----------       -----------       -----------
    Total revenues                          2,462             1,774             3,865             2,751

COSTS AND EXPENSES:
Research and development                    1,597             5,690             7,911            14,092
General and administrative                    519               885             2,108             3,497
Restructuring costs                            --                --             3,700                --
Write-off of in-process
   technology                               3,154                --             3,154                --
                                      -----------       -----------       -----------       -----------
   Total costs and expenses                 5,270             6,575            16,873            17,589

Loss from operations                       (2,808)           (4,801)          (13,008)          (14,838)

Minority interest in net loss of
   consolidated subsidiary                     --               136               523               281
Interest income, net                           93               213               287               752
Other income                                   --                --               550                --
Gain (loss) on disposal of
   assets                                     (93)               --             3,218                --
                                      -----------       -----------       -----------       -----------
Net loss                              $    (2,808)      $    (4,452)      $    (8,430)      $   (13,805)
                                      ===========       ===========       ===========       ===========
Net loss per share -
   basic and diluted                  $     (0.47)      $     (0.91)      $     (1.58)      $     (2.91)
                                      ===========       ===========       ===========       ===========
Shares used in computing
  net loss per share - basic and
  diluted                               6,026,747         4,868,482         5,342,401         4,740,123
                                      ===========       ===========       ===========       ===========

See accompanying notes.

                                  EPIMMUNE INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED) (IN THOUSANDS)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                 -----------------------
                                                                                   1999           1998
                                                                                 --------       --------
OPERATING ACTIVITIES
Net loss                                                                         $ (8,430)      $(13,805)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                    446            597
     Deferred rent                                                                     37           (225)
     Deferred revenue                                                                (515)           (78)
     Gain on disposal of assets                                                    (3,233)           (30)
     Minority interest in consolidated subsidiary                                    (523)          (281)
     Restructuring operating expenses                                              (1,524)            --
     Write-off of in-process technology                                             3,154             --
     Accrued restructuring costs                                                    3,700             --
     Net change in operating assets and liabilities; net of divestitures:
       Other current assets                                                           469           (213)
       Accounts payable and accrued liabilities                                    (1,463)         1,337
       Accrued payroll and related expenses                                          (214)           (33)
                                                                                 --------       --------
Net cash used in operating activities                                              (8,096)       (12,731)

INVESTING ACTIVITIES
Purchases of available-for-sale securities                                         (2,087)       (14,981)
Sales of available-for-sale securities                                              4,524         18,515
Proceeds from the sale of property and equipment                                    3,681            204
Proceeds from the sale of patents (net of fees)                                     3,035             --
Expenditures related to early lease termination                                        --           (226)
Purchase of property and equipment                                                   (704)        (1,862)
Patents                                                                              (126)          (812)
Deposits and other assets                                                              10            160
Repayment of note                                                                     519             --
                                                                                 --------       --------
Net cash provided by investing activities                                           8,852            998

FINANCING ACTIVITIES
Principal payments under equipment notes payable and note
   payable to bank                                                                   (939)        (1,099)
Restricted cash released as note payable collateral                                    --          1,031
Proceeds from the issuance of equipment notes payable                                 510          1,197
Net proceeds from issuance of preferred stock                                          --          9,700
Net proceeds from issuance of common stock, net of fees                               144          2,694
                                                                                 --------       --------
Net cash (used in) provided by financing activities                                  (285)        13,523

Increase in cash and cash equivalents                                                 471          1,790
Cash and cash equivalents at beginning of year                                      2,594          6,187
                                                                                 --------       --------
Cash and cash equivalents at end of period                                       $  3,065       $  7,977
                                                                                 ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                    $     97       $     96
                                                                                 ========       ========

DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized gains (losses) on available-for-sale securities                       $     49       $     32
                                                                                 ========       ========
Issued common stock for non-exclusive license agreement for
   patent rights                                                                 $     --       $    900
                                                                                 ========       ========
Early lease termination - net debt extinguishment and asset
   abandonment                                                                   $     --       $    152
                                                                                 ========       ========
Asset write down in accrued restructuring charge                                 $    587       $     --
                                                                                 ========       ========
Assumption of debt                                                               $    838       $     --
                                                                                 ========       ========
Exchange of common and preferred stock                                           $  3,096       $     --
                                                                                 ========       ========

See accompanying notes

                                  EPIMMUNE INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1999

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

      Unless otherwise indicated, all references to "Cytel" are to Cytel Corporation, all references to "Epimmune" are to Epimmune Inc., Cytel's majority-owned subsidiary, until July 1, 1999, at which time Cytel and Epimmune merged, and all references to the "Company" are to the combined entity of Cytel and Epimmune.

      On July 1, 1999, the Company completed a series of transactions (the "Exchange Transactions") in which it (i) transferred all of the outstanding shares of Epimmune's Series B-1 Preferred Stock then held by Cytel to G.D. Searle & Co. ("Searle") in exchange for all of the outstanding shares of Cytel's Series B Preferred Stock, (ii) issued 859,666 shares of Cytel's Series S Preferred Stock and 549,622 shares of Cytel's Series S-1 Preferred Stock to Searle in exchange for all outstanding shares of Epimmune's Series B Preferred Stock and Series B-1 Preferred Stock and (iii) issued a total of 1,027,782 shares of Cytel's Common Stock to the holders of Common Stock of Epimmune in exchange for all outstanding shares of Epimmune's Common Stock. The acquisition of the minority interest in Epimmune, through the exchange transaction, was accounted for as a purchase. The Company recorded the minority interest at its fair market value, and determined that the excess of the purchase price over the identifiable net assets of $3.2 million was in-process technology. The Company prepared a discounted cash flow analysis to determine the fair value of the in-process technology and, based on this analysis, recorded a charge to operations of approximately $3.2 million for this excess value of the shares issued over identifiable net assets. Following the Exchange Transactions, Searle held approximately 23% of all of the outstanding capital stock of the Cytel. Following the Exchange Transactions, Cytel held all of the outstanding shares of Common Stock and Preferred Stock of, and merged with, Epimmune, with Cytel remaining as the surviving entity (the "Merger"). In connection with Merger, Cytel assumed the outstanding options to purchase approximately 423,000 shares of the Common Stock of Epimmune and Cytel changed its name from Cytel Corporation to Epimmune Inc.

      In July 1999, the Company issued warrants to purchase an aggregate of 241,004 shares of Common Stock with an exercise price of $1.875 to Virgil Thompson, former President and Chief Executive Officer of Cytel, and Robert L. Roe, former Chief Operating Officer of Cytel. The warrants were issued in connection with severance agreements with such former officers. The Company recorded the fair value of the warrants issued as compensation expense within the previously recorded restructuring charge.

      Prior year condensed consolidated financial statements include the accounts of Cytel and its majority-owned subsidiary Epimmune. Current year condensed consolidated financial statements include Cytel accounts prior to the Merger with revenues of $.5 million, costs and expenses of $7.6 million, and other non-operating income of $3.8, resulting in a net loss of $3.3 million. All significant intercompany accounts and transactions have been eliminated in consolidation. The minority interest calculation was based on the average quarterly third parties' ownership in Epimmune.

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

      Based on the determination to terminate Cytel's businesses and focus future operations on Epimmune, Cytel recorded a restructuring charge of $3.7 million in the first quarter 1999. The accrued restructuring charge includes the following (in thousands):

                                                               September 30,      March 31,
                                                                    1999            1999
                                                               -------------      ---------
Minimum commitments for lease facilities                           $  921          $1,200
Employee severance                                                     71             827
Exit costs of operations                                               --             628
Write-down to fair value for certain assets held for sale              --             575
Other loss contingencies                                              530             470
                                                                   ------          ------
Accrued restructuring costs                                        $1,522          $3,700
                                                                   ======          ======

3.    SALE OF THE GLYTEC CARBOHYDRATE SYNTHESIS AND MANUFACTURING BUSINESS

      In the first quarter of 1999, Cytel completed the sales of its Glytec carbohydrate synthesis and manufacturing business, including the sale of fixed assets and intellectual property, and assignment of certain liabilities and transfer of certain personnel relating to the business. The sales of the fixed and intangible assets of this business raised approximately $6.2 million, net of fees. Cytel recorded a gain of approximately $3.3 million in connection with the two transactions, as discussed further below.

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

4.    G.D. SEARLE & CO. COLLABORATION

      In February 1998, Epimmune entered into a collaborative agreement with Searle to develop immune-stimulating products for the treatment of cancer. Under the terms of the agreement Searle will make milestone payments to Epimmune upon the achievement of certain preclinical and clinical milestones. In August 1999, the Company received a $2.0 million milestone payment as a result of Searle's acceptance of a lead product candidate for breast, lung and colon cancers.

               THIS PORTION OF THE PAGE LEFT INTENTIONALLY BLANK.

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

      Unless otherwise indicated, all references to "Cytel" are to Cytel Corporation, all references to "Epimmune" are to Epimmune Inc., a majority-owned subsidiary of Cytel until July 1, 1999, at which time Cytel and Epimmune merged, and all references to the "Company" are to the combined entity of Cytel and Epimmune.

      On July 1, 1999, the Company completed a series of transactions (the "Exchange Transactions") in which it (i) transferred all of the outstanding shares of Epimmune's Series B-1 Preferred Stock then held by Cytel to G.D. Searle & Co. ("Searle") in exchange for all of the outstanding shares of Cytel's Series B Preferred Stock, (ii) issued 859,666 shares of Cytel's Series S Preferred Stock and 549,622 shares of Cytel's Series S-1 Preferred Stock to Searle in exchange for all outstanding shares of Epimmune's Series B Preferred Stock and Series B-1 Preferred Stock and (iii) issued a total of 1,027,782 shares of Cytel's Common Stock to the holders of Common Stock of Epimmune in exchange for all outstanding shares of Epimmune's Common Stock. The acquisition of the minority interest in Epimmune, through the exchange transaction, was accounted for as a purchase. The Company recorded the minority interest at its fair market value, and determined that the excess of the purchase price over the identifiable net assets of $3.2 million was in-process technology. The Company prepared a discounted cash flow analysis to determine the fair value of the in-process technology and, based on this analysis, recorded a charge to operations of approximately $3.2 million for this excess value of the shares issued over identifiable net assets.

Following the Exchange Transactions, Searle held approximately 23% of all of the outstanding capital stock of the Cytel. Following the Exchange Transactions, Cytel held all of the outstanding shares of Common Stock and Preferred Stock of Epimmune and merged with its subsidiary, Epimmune Inc., with Cytel remaining as the surviving entity (the "Merger"). In connection with Merger, Cytel assumed the outstanding options to purchase approximately 423,000 shares of the Common Stock of Epimmune and Cytel changed its name from Cytel Corporation to Epimmune Inc.

      Since its inception in July 1987, the Company has devoted substantially all of its resources to the discovery and development of its potential therapeutic products. To date, the Company has not received any revenues from the sale of products. The Company has funded its research and development primarily from equity-derived working capital and through strategic alliances with other companies. The Company has been unprofitable since its inception and expects to incur substantial operating losses for the next several years. As of September 30, 1999, the Company's accumulated deficit was approximately $137.2 million.

      In the first quarter of 1999, Cytel completed the sales of its Glytec carbohydrate synthesis and manufacturing business resulting in net proceeds of approximately $6.2 million (see Note 3 in the Condensed Consolidated Financial Statements). In addition, Cytel announced the results from the Cylexin Phase II/III clinical trial which indicated that Cylexin, Cytel's lead therapeutic compound, showed no benefit over the placebo. Accordingly, Cytel terminated its therapeutic anti-inflammatory business and, as a result, Cytel recorded a restructuring charge of $3.7 million in the first quarter 1999 (see Note 2 in the Condensed Consolidated Financial Statements). The Company is now focused exclusively on the development of therapeutic and prophylactic vaccines for cancer and infectious diseases.

LIQUIDITY AND CAPITAL RESOURCES

      The following discussion reflects financial information for Cytel and Epimmune on a consolidated basis.

      The Company has financed operations since inception primarily through private placements of its equity securities, two public common stock offerings, revenues under collaborative research and development agreements, grant revenues, certain asset divestitures and interest income. Through September 1999, the Company has raised approximately $145.1 million from the sale of equity securities. The Company has financed its laboratory equipment and its research and office facility primarily through operating lease arrangements and a note payable.

      As of September 30, 1999, the Company had cash, cash equivalents, restricted cash and short-term investments of $10.3 million as compared to $12.3 million at December 31, 1998. The decrease was primarily due to cash used for Epimmune operations and payment of liabilities associated with the wind-down of Cytel operations, partially offset by net proceeds of $6.2 million from the sale of Glytec discussed above, the sale of certain other Cytel assets totaling $0.5 million, and the receipt of a $2.0 million milestone payment from Searle. The Company's cash, its cash equivalents and short-term investments are expected to decline primarily due to Epimmune's ongoing vaccine research programs. The Company had net working capital of $7.4 million as of September 30, 1999 compared to $9.8 million as of December 31, 1998.

      For the nine months ended September 30, 1999, the capital expenditures of the Company totaled $0.7 million as compared to $1.9 million for the first nine months of 1998. Capital expenditures during the nine months ended September 30, 1999 were primarily for furniture and leasehold improvements for the new laboratory and office facility which was completed in April 1999. Capital expenditures during the same period ended September 30, 1998 were primarily for manufacturing and laboratory equipment additions for Cytel's Glytec carbohydrate manufacturing facility. The Company has since sold its Glytec carbohydrate synthesis and manufacturing business, terminated its anti-inflammatory therapeutic business, and sold all remaining Cytel fixed assets in June 1999. Future capital expenditures will be in support of the Company's vaccine business.

      During the nine months ended September 1999, the Company raised approximately $6.7 million, net of fees, through the sale of Cytel's Glytec carbohydrate synthesis and manufacturing business and the disposal of certain fixed assets and intellectual property.

      In August 1998, Epimmune entered into a $0.7 million term credit facility with Silicon Valley Bank to provide secured financing for future laboratory, office and tenant improvement additions. This line of credit was fully utilized as of September 1999 and has a three (3) year repayment term. In November 1998, Epimmune entered into a 10-year lease related to the construction of a new laboratory and office facility, which was completed and occupied in April 1999. The minimum rental commitment for this facility ranges from approximately $520,000 to $658,000 per year.

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

RESULTS OF OPERATIONS

      Three months ended September 30, 1999 ("1999"), as compared with three months ended September 30, 1998 ("1998").

      The Company had total revenues of $2.5 million for 1999, as compared to $1.8 million in 1998. Revenues generated in the third quarter of 1999 were from the collaborative agreement with Searle and grant revenues. Total revenues in the corresponding period of 1998 were generated primarily by Cytel's sublicense and option agreement with Elan International Services, Ltd. ("Elan") and grant revenues.

      In 1999, research and development expenses decreased to $1.6 million from $5.7 million in 1998. The decrease was due to the wind-down of Cytel operations partially offset by increased research expenditures at Epimmune. General and administrative expenses decreased to $0.5 million in 1999 from $0.9 million in 1998. The decrease was due to the wind-down of Cytel operations partially offset by increased general and administrative personnel at Epimmune.

      In 1999, the Company charged to operations $3.2 million for the write-off of in-process technology related to the acquisition of the minority interest. The charge was based upon a discounted cash flow analysis prepared to determine the fair value of the excess of purchase price over the identifiable assets recorded as a result of the Merger.

      Net interest income was $0.1 million in 1999 compared to $0.2 million in 1998. The decrease was due to a lower average cash balance.

      Loss on disposal of assets of $0.1 million in 1999 was due to the write-off of leasehold improvements from the early termination of a facility lease.

      Nine months ended September 30, 1999 ("1999"), as compared with nine months ended September 30, 1998 ("1998").

      The Company had total revenues of $3.9 million for 1999, compared to $2.8 million in 1998. Total revenues for 1999 were from collaborative agreements with Searle and Baxter Healthcare Corporation's Nextran unit and grant revenues. Total revenues for 1998 were from the sublicense and option agreement with Elan and grant revenues.

      In 1999, research and development expenses decreased to $7.9 million from $14.1 million in 1998. The decrease was due to the wind-down of Cytel operations partially offset by increased research expenditures at Epimmune. General and administrative expenses decreased to $2.1 million in 1999 from $3.5 million in 1998, due to termination of Cytel operations partially offset by increases in general and administrative personnel at Epimmune.

      The restructuring charge of $3.7 million recorded in 1999 relates to the termination of the Company's non-Epimmune operations. The Company also recorded a gain of $3.3 million on disposal of assets related to the sale of Cytel's Glytec carbohydrate synthesis and manufacturing business, offset by the write off of leasehold improvements of $0.1 million.

      In 1999, the Company charged to operations $3.2 million for the write-off of in-process technology related to the acquisition of the minority interest. The charge was based upon a discounted cash flow analysis prepared to determine the fair value of the excess of purchase price over the identifiable assets recorded as a result of the Merger.

      Net interest income was $0.3 million in 1999 compared to $0.8 million in 1998. The decrease was due to a lower average cash balance.

      Other income in 1999 includes $0.5 million from Elan in consideration of the buyout of certain future milestone obligations by Elan, and $.05 million from the sale of certain patents and related technology rights to Abaron Biosciences, Inc.

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

      The inventory and risk assessment phases were completed in second calendar quarter 1999. The problem validation phase, except for evaluating specific pieces of research equipment, was completed in the third calendar quarter of 1999. The Company expects to complete the last portion of the problem validation and resolution phase in the fourth calendar quarter of 1999. Contingency plans are being developed. The Company expects to have those plans completed in the fourth quarter 1999.

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

      Future Capital Needs; Uncertainty of Additional Funding. As of September 30, 1999, the Company had $10.3 million in cash, cash equivalents, restricted cash and short-term investments. The Company's future capital requirements will depend on many factors, including: the ability of the Company to establish and maintain collaborative arrangements; progress with preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; changes in its existing research relationships; continued scientific progress in its drug discovery programs; the magnitude of these programs; the cost of manufacturing scale-up; and effective commercialization activities and arrangements. The Company intends to seek additional funding through collaborative arrangements or equity or debt financings. If additional financing is not available, the Company anticipates its existing available cash, cash equivalents, restricted cash and short-term investments will be adequate to fund its operations through December 31, 2000. The estimate for the period for which the Company expects its available cash balances, investment income and estimated cash flow from collaborative agreements and research grants to be sufficient to meet its capital requirements is a forward-looking statement that involves risks and uncertainties as set forth herein and in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report on Form 10-Q. There can be no assurance that any financing or transaction through which the Company seeks to obtain additional funding will be available on favorable terms, if at all, or that any collaboration agreements to which the Company is or may become a party will successfully reduce the Company's funding requirements. The suspension or termination of the Company's collaboration with its existing corporate partner or the inability to enter into new collaborations, the failure of any such collaborations to be successful or the delay in their development or commercialization of products could have a material adverse effect on the Company's business, financial condition and results of operations. If additional funds are raised by issuing securities, further dilution to existing stockholders may result. If adequate funds are not available, the Company will be required to delay, scale back or eliminate one or more of its drug discovery or development programs; obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to or sell certain of its technologies, product candidates or products that the Company would not otherwise relinquish or sell; sell itself or certain of its technologies or other assets to a third party; cease operations; or declare bankruptcy.

      Early Stage of Development; Absence of Products. The Company is a research and development focused company. In collaboration with its corporate partner, Searle, the Company expects that Searle will initiate Phase I/II human clinical trials by mid 2000. It has not completed the development of any product and, accordingly, has not begun to market or generate revenues from the commercialization of products. The Company does not expect to market any therapeutic or prophylactic products for a number of years. The Company's products under development will require significant time-consuming and costly research, development, preclinical studies, clinical testing, regulatory approval and significant additional investment prior to their commercialization, which may never occur. There can be no assurance that the Company's research and development programs will be successful. In particular, Cytel completed its Phase II/III clinical trial of Cylexin, its lead cell adhesion inhibitor compound, in March 1999. Based on disappointing results from this Phase II/III clinical trial, Cytel announced that it halted clinical trials of Cylexin and discontinued its therapeutic anti-inflammatory business. Further, there can be no assurance that the Company will be able to manufacture any products in commercial quantities in compliance with regulatory requirements at an acceptable cost, that any of its products under development will be successfully commercialized or will prove to be safe and efficacious in clinical trials or that the Company or its collaborators will be successful in obtaining market acceptance of any of its products. The Company or its collaborators may encounter problems and delays relating to research and development, regulatory approval, manufacturing and marketing. The failure by the Company to address such problems and delays successfully would have a material adverse effect on the Company's business, financial condition and results of operations.

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

      Continuing Operating Losses; Accumulated Deficit. The Company has experienced significant operating losses since its inception in 1987. As of September 30, 1999, the Company had an accumulated deficit of approximately $137.2 million. The Company expects to incur substantial additional operating losses as the Company's research and development and clinical trial efforts continue. All of the Company's revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants, certain asset divestitures and interest income. To achieve profitable operations, the Company, alone or with others, must identify, develop, register, manufacture and market proprietary products. There can be no assurance that the Company will be successful in its efforts to achieve profitable operations.

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

      Government Regulation; Uncertainty Associated with Clinical Trials. The production and marketing of the Company's products and its ongoing research and development activities are subject to regulation by numerous governmental authorities in the United States and other countries. Before any drug developed by the Company can be marketed, it will undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the Food and Drug Administration ("FDA") and equivalent foreign authorities. These processes can take a number of years and require the expenditure of substantial resources. The time required for completing such testing and obtaining such approvals is uncertain and approval itself may not be obtained. The FDA or the Company and its collaborators may decide to discontinue or suspend clinical trials at any time if the subjects or patients who are participating in such trials are being exposed to unacceptable health risks or if the results show no or limited benefit in patients treated with the drug compared to patients in the control group. In particular, Cytel completed its Phase II/III clinical trial of Cylexin, its lead cell adhesion inhibitor compound, in March 1999. Cytel announced that it halted clinical trials of Cylexin based on disappointing results that indicated that Cylexin showed no benefit over placebo for the treatment of reperfusion injury in infants undergoing cardiopulmonary bypass ("CPB") to facilitate the surgical repair of heart defects.

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

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the period covered by this Form 10-Q, the Company sold and issued the following securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

1. In July 1999, the Company completed a series of transactions in which it issued (i) 859,666 shares of Series S Preferred Stock and 549,622 shares of Series S-1 Preferred Stock to Searle in exchange for all outstanding shares of Epimmune's Series B Preferred Stock and Series B-1 Preferred Stock, and (ii) issued a total of 1,027,082 shares of Common Stock to holders of Common Stock of Epimmune in exchange for all outstanding shares of Epimmune's Common Stock.

2. In July 1999, the Company issued warrants to purchase an aggregate of 241,004 shares of Common Stock with an exercise price of $1.875 to Virgil Thompson, former President and Chief Executive Officer of Cytel, and Robert L. Roe, former Chief Operating Officer of Cytel. The warrants were issued in connection with severance agreements with such former officers.

The sale and issuance of securities in the transaction described above was deemed to be exempt from registration under the Securities Act by virtue of
Section 4(2) and/or Regulation D promulgated thereunder.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1999 Annual Meeting of Stockholders ("Annual Meeting") was held September 8, 1999. The matters voted on at the Annual Meeting were:

1.    To elect the Board of Directors.

2. To approve an amendment to the Company's Amended and Restated Certificate of Incorporation.

3. To ratify the selection of Ernst & Young LLP, as independent auditors for the year ending December 31, 1999.

At the Annual Meeting, 5,031,805 shares of Common Stock out of a total of 6,026,455 shares of Common Stock outstanding at the record date were represented in person or by proxy, 859,666 shares of Series S Preferred Stock out of a total of 859,666 shares of Series S Preferred Stock outstanding at a record date were represented in person or by proxy and 549,622 shares of Series S-1 Preferred Stock out of a total of 549,622 shares of Series S-1 Preferred Stock outstanding at the record date were represented in person or by proxy.

The results of the stockholders' vote on each matter set forth below:

1.       Election of the Board of Directors.

         Nominees                                       For            Withheld
         --------                                       ---            --------
         Howard E. Greene, Jr.                       6,426,158          14,935
         William T. Comer, Ph.D.                     6,066,300          14,793
         Nicole Vitullo                              6,066,286          14,807
         Nancy D. Rasmussen                          6,066,286          14,807
         Deborah A. Schueren                         6,066,300          14,793
         Michael G. Grey                             6,066,300          14,793

2. Approve an amendment to the Company's Amended and Restated Certificate of Incorporation.

                                                          Votes
                                                        ---------
                     For                                6,031,106
                     Against                               41,486
                     Abstain                                8,501

3. Ratify the selection of Ernst & Young LLP, as independent auditors for the year ending December 31, 1999.

                                                          Votes
                                                        ---------
                     For                                6,062,387
                     Against                               15,454
                     Abstain                                3,252

ITEM 6.A Exhibits

      Exhibit 3.9 Certificate of Amendment of Amended and Restated Certificate of Incorporation

      Exhibit 3.10 Certificate of Decrease of Series A Junior Participating Preferred Stock

      Exhibit 27.1  Financial Data Schedule

ITEM 6.B REPORTS ON FORM 8-K

The Company filed a Report on Form 8-K on July 16, 1999 relating to the merger of Epimmune Inc. into Cytel Corporation and the stock exchange transactions which were completed immediately prior thereto.

                                  EPIMMUNE INC.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EPIMMUNE INC.

Date: November 15, 1999            By: /s/ Deborah A. Schueren
                                       -----------------------------------------
                                       Deborah A. Schueren
                                       President, Chief Executive Officer and
                                       Chief Financial Officer