Form 10-K
period 1999-12-31
EPIMMUNE INC
filed 2000-03-17
CIK 822206

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                           COMMISSION FILE NO. 0-19591

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

               5820 NANCY RIDGE DRIVE, SAN DIEGO, CALIFORNIA 92121
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (858) 860-2500
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of March 15, 2000 was approximately $77.0 million, based on the closing price on that date of Common Stock on the Nasdaq National Stock Market.*

        The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 7,323,988 as of March 15, 2000.

 -------------------------------
 * Excludes 2,276,069 shares of Common Stock held by directors and officers and stockholders whose beneficial ownership exceeds 10% of the Common Stock outstanding on March 15, 2000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

================================================================================

                                     PART I


ITEM 1.    BUSINESS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those discussed in the description of our business below and the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed in any documents incorporated herein by reference.

Unless otherwise indicated, all references to "Cytel" are to Cytel Corporation. Epimmune Inc. was a majority-owned subsidiary of Cytel until July 1, 1999, at which time Cytel and Epimmune Inc. merged. All references to "we," "us" or "our company" are to the combined entity of Cytel and Epimmune Inc.

Epimmune(TM), EIS(TM), EpiGene(TM) and PADRE(TM) are trademarks of the Company.

GENERAL

We are developing novel vaccines for infectious diseases and cancer, building on our expertise and intellectual property in the field of T-cell recognition and activation. In the cancer field, we are collaborating with G.D. Searle & Co., a wholly-owned subsidiary of Monsanto Co., to develop immune stimulating products for the treatment of breast, colon, lung and prostate cancers. Our first product candidate, which targets breast, colon and lung cancers, is due to enter human clinical trials by the end of 2000. We are also in preclinical development with therapeutic vaccines for hepatitis C, hepatitis B and HIV, and prophylactic vaccines for hepatitis C, HIV and malaria.

Eliciting a strong cellular (T cell) immune response is crucial for treating and preventing certain infectious diseases and tumors. Clinicians have shown that the cellular immune response is associated with viral clearance and tumor regression in the subset of patients who spontaneously clear chronic viral infection and in cancer patients who respond to immunotherapy. This successful cellular immune response includes cytotoxic T cells (CTL) and helper T cells
(HTL) which are directed toward specific antigen fragments, known as epitopes.

Our vaccines are based on proprietary technology, known as EIS(TM), which enables the rapid identification of novel epitopes that can stimulate specific CTL and HTL immune responses. These epitopes can be identified from any protein or gene sequence and, to date, we have identified, evaluated and included in our patent applications more than 10,000 such epitopes, and a small subset of these epitopes are used in our candidate vaccines. Furthermore, EIS enables rapid immunological evaluation of the vast quantities of genomic data generated, making feasible the development of new vaccine candidates for such complex diseases as tuberculosis, malaria, herpes simplex virus and chlamydia.

The use of epitopes in vaccine development offers several distinct advantages over traditional vaccine approaches.

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

- Finally, in order to develop the most effective vaccines, multiple antigens should be targeted. Combining multiple epitopes into a single vaccine offers a simple alternative to traditional complex vaccines and enables the design of a well-characterized product, which contains minimal extraneous biological material.

Based on our scientists' discoveries in the field, we believe we have established a broad intellectual property position directed toward the methods of epitope identification, epitope compositions and epitope uses in vaccines and diagnostics products. Our scientists' research dates back more than ten years, with Cytel's founding in 1987. Epimmune was formed in October 1997, as a subsidiary of Cytel, to develop novel vaccines for the treatment and prevention of infectious diseases and cancer. On July 1, 1999, Cytel and Epimmune merged. Our core business is the development of vaccines to treat and prevent infectious diseases and cancer. All non-vaccine operations of Cytel have been sold or discontinued.

THE IMMUNE RESPONSE - GENERAL BACKGROUND

The immune system is the body's natural defense mechanism to prevent and combat disease. The immune system differentiates between normal tissue, or "self," versus diseased tissue or "non-self." When a competent immune system recognizes diseased cells, a series of steps ensues resulting in the elimination of these cells. There are two types of immune response: antibody-based and cellular or T cell-based.

The antibody immune response is primarily involved in the prevention of diseases. Antibodies are proteins produced by the body in response to disease causing agents known as pathogens. Antibodies bind to pathogens, including viruses and bacteria, and block their ability to infect cells. Preventive vaccines that trigger an antibody-based immune response have been very successful in reducing the incidence of several deadly diseases, including smallpox, polio and measles. These vaccines consist of weakened or attenuated pathogens that stimulate the production of antibodies. However, these types of vaccines have not been effective in the prevention or treatment of many serious diseases, including cancer, hepatitis, HIV, herpes, tuberculosis and malaria.

The cellular, or T cell-based, immune response, on the other hand, is primarily involved in combating diseases, such as cancers or infections. T cells are specialized white blood cells that are normally produced by the body to kill cancer cells and infected cells. The cellular immune response begins when specialized immune cells called antigen presenting cells capture antigens, which are identifying structural components of cancers and pathogens. Once inside antigen presenting cells, antigens are broken down into small fragments, called epitopes, that are subsequently displayed on the surface of the antigen presenting cell. T cells continually scan the surface of antigen presenting cells for epitopes bound to a cell surface receptor. If T cells recognize displayed epitopes as foreign or non-self, they replicate rapidly and then search for and kill other diseased cells displaying those same epitopes.

Significant scientific evidence suggests that cancers and infections trigger a T cell-based immune response during the initial course of disease progression. This immune response, however, is often not sufficient to eradicate the disease. In individuals who do spontaneously clear chronic viral infection, and in cancer patients who respond to immunotherapy, the effective cellular immune response has been analyzed. This effective cellular response is comprised of activated cytotoxic T cells (CTL) and helper T cells (HTL) which are directed toward multiple discrete and specific antigen-specific epitopes. Recreating this successful "multi-specific" CTL and HTL response is the vaccine objective.

To date, efforts to develop vaccines that sufficiently stimulate these multi-specific T cells responses to selectively and accurately target and kill diseased cells have failed due to one or both of the following:

- the inability of drug developers to identify the appropriate antigens that can induce the appropriate immune response

- the inability to present these relevant antigens to activate potent enough T cell responses or broad enough responses to selectively destroy diseased cells.

We believe our technology and vaccine candidates specifically address these issues.

OUR TECHNOLOGY AND VACCINE DEVELOPMENT PLATFORMS

T cell Vaccines.

Our approach to T cell vaccine development is to create rationally a multi-specific cellular response, causing the immune system to be stimulated specifically against multiple, select epitopes, which meet stringent criteria. Accordingly, we have developed our EIS to rapidly identify these antigen-specific epitopes from the genetic information of tumor-associated antigens or infectious agents (viruses, bacteria and parasites).

Epitope Identification System (EIS(TM)). Our EIS was developed and optimized by our scientists based on extensive work over the past ten years in the field of T cell recognition and stimulation. We own and license patent applications that cover the methods employed by EIS, as well as the epitope compositions which result from its use. With the genetic sequence of a tumor-associated antigen, virus, bacteria or parasite as input, we use EIS to perform the following analysis to rapidly identify the antigen-specific epitopes which meet pre-determined criteria for conservancy, binding, population coverage and immunogenicity.

- We use computer algorithms to analyze the sequence of all known antigens associated with the target indication for the presence of peptides which contain epitope motifs and meet sequence conservancy requirements (epitopes from variable regions of the antigen are avoided).

- We synthesize peptides meeting the requirements of the computer screen and perform in vitro HLA binding assays.

- We evaluate peptides for superfamily binding (assessing their ability to bind broadly within a family of HLA molecules). We identify epitopes, which bind broadly within three superfamilies enabling broad population coverage for the ultimate vaccine.

- We then test peptides for immunogenicity, both in vivo in transgenic mice which express human MHC and in vitro against infected or transfected cells.

Using EIS, we have already identified epitopes for a number of indications, including breast, lung, colon and prostate cancers, as well as hepatitis C, hepatitis B, human papilloma virus, HIV and malaria. The identified epitopes include CTL epitopes that bind MHC Class I and are recognized by cytotoxic T cells, and HTL epitopes that bind MHC Class II and are recognized by helper T cells.

EpiGene(TM) Vaccines. Our candidate vaccines for each cancer and infectious disease indication are comprised of the particular epitopes that can stimulate the exact T cells needed to combat these specific viruses or cancers. Epitopes for a target indication are selected using EIS and then combined to form an EpiGene, a genetic (DNA) string of select epitopes from several antigens. In animal models, EpiGene vaccines have elicited strong multi-specific T cell responses that are both stronger and broader than the responses generated by a "traditional" whole gene DNA vaccine.

We expect the first of our candidate vaccines to enter human clinical trials will be a vaccine targeting breast, lung, and colon cancers. The vaccine incorporates multiple CTL epitopes from four tumor associated antigens and PADRE. We expect initial clinical studies, being conducted by our partner in the cancer field, Searle, to be initiated by the end of 2000.

We are advancing EpiGene candidate vaccines for HCV and HIV in preclinical development. To be effective in treating or preventing HCV and HIV, vaccines must target multiple strains of the virus and must induce T cells directed to conserved viral regional; otherwise, the virus will be able to mutate and escape the immune system's attack. Our candidate vaccines incorporate epitopes which are selected from highly conserved regions of the virus and from multiple viral proteins.

Antibody Based Vaccines.

We are evaluating several antibody vaccine opportunities internally and in collaboration with others. The vaccines being considered target cancers, neurological diseases, bacteria and atherosclerosis. All of these vaccine opportunities incorporate our PADRE technology with one or more target antigens. The PADRE technology consists of a family of small (13 amino acid), synthetic proprietary molecules that are potent immunostimulants. When combined with disease-specific antigens, PADRE induces important "co-stimulatory" signals that potentiate the antigen-specific immune response, driving the production of long-lived, high-affinity IgG antibodies. We believe that PADRE offers several advantages over proteins traditionally used to make antibody based conjugate vaccines:

- PADRE can be easily synthesized and readily characterized when linked to the antigen, whereas traditionally used proteins complicate manufacturing;

- the antibody responses generated are primarily antibodies specific to the disease-specific antigen (not antibodies to PADRE), whereas traditionally used proteins generate high anti-protein responses which can render the vaccine ineffective; and

- PADRE could aid in the development of "combination vaccines" where it can be difficult to combine effectively a number of different, much larger protein-antigen conjugates.

VACCINE PRODUCT CANDIDATES

We believe we have a number of vaccine product opportunities as described in the following table:

-----------------------------------------------------------------------------------------------
      Indication                 Product Development Stage(1)         Commercialization Rights
      Cancer
        Therapeutic Vaccines
           Breast                Preclinical                          Searle
           Colon                 Preclinical                          Searle
           Lung                  Preclinical                          Searle
           Prostate              Epitope/Antigen Identification       Searle
        Ex Vivo                  Preclinical                          Takara/Searle

      Infectious Diseases
        Therapeutic Vaccines
           Hepatitis B           Preclinical                          Epimmune
           Hepatitis C           Preclinical                          Epimmune
           HIV                   Preclinical                          Epimmune
           Papilloma virus       Epitope/Antigen Identification       Epimmune

          Prophylactic Vaccines
           Hepatitis C           Preclinical                          Epimmune
           HIV                   Preclinical                          Epimmune
           Malaria               Preclinical                          Epimmune
-----------------------------------------------------------------------------------------------

(1) Epitope/Antigen Identification - By using the term Epitope/Antigen Identification, we mean we are discovering, evaluating and selecting epitopes for inclusion in candidate vaccines that would be advanced to preclinical development.

     Preclinical - By using the term preclinical, we mean that we have identified and selected specific epitope compositions for inclusion in a vaccine. Preclinical testing is aimed at optimization of the vaccine construct, formulation, manufacture and toxicology studies leading to an Investigational New Drug Application with the FDA.

CORPORATE COLLABORATIONS

We expect to enter into research and development collaborations with multiple pharmaceutical and biotechnology companies to commercialize therapeutic and prophylactic vaccines in select infectious disease fields. Our unique capabilities include expertise in identifying those epitopes from viral and tumor-associated antigens which elicit the desired immune response and creating and evaluating product candidates which elicit a potent immune response.

Our partners include:

G.D. Searle & Co. The scope of the collaboration, established in February 1998, is the treatment of cancer worldwide, excluding ex vivo cellular therapy in Japan. The parties are combining our proprietary cancer-specific epitope and PADRE technologies with Searle's cytokine technology to develop a new class of cancer therapies designed to induce highly specific immune responses. In addition to the $15 million investment made to date in Epimmune and Cytel, Searle will fund product development, make milestone payments upon achievement of certain preclinical and clinical milestones which could exceed $100 million and pay royalties on product sales.

Takara Shuzo Co., Ltd. ("Takara"). In 1994, Cytel established a collaboration with Takara, focused on ex vivo cellular therapy for treatment of cancer. Takara, who is collaborating with Japanese investigators on the evaluation and optimization of ex vivo cellular therapies, has rights to our technology for ex vivo treatment of cancer in Japan. Under the terms of the collaboration, we have a license to any patents or know-how developed by Takara in the field. Takara will make payments upon achievement of certain clinical milestones and pay us royalties on sales of any products resulting from the collaboration.

PATENTS, PROPRIETARY RIGHTS AND LICENSES

Our success will depend in part on our ability to obtain patent protection for our products, both in the United States and other countries. The patent position of biotechnology and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. We file patent applications as appropriate covering our proprietary technology.

Epimmune was founded with the vaccine patent estate developed by Cytel over approximately ten years. With 13 issued United States patents, 20 issued foreign patents, approximately 150 pending applications worldwide, and licenses to other intellectual property relevant to epitope discovery, we have established a broad intellectual property position directed toward processes of epitope identification, epitope compositions and uses. Our intellectual property covers thousands of CTL and HTL epitopes relevant to stimulating a cellular immune response to breast, lung, prostate, cervical and colorectal cancers and melanoma, as well as HBV, HCV, HIV, malaria, HPV and tuberculosis. Covered in the claims are peptide and nucleic acid compositions and related methods of use. Our intellectual property also covers numerous processes of epitope identification, including methods for identifying motif-bearing epitopes, methods for modifying epitopes to increase population coverage and/or enhance immunogenicity, in vitro MHC binding assays, methods of inducing CTL ex vivo, methods for using transgenic animals and computer programs to identify epitopes and generate analogs of motif-bearing molecules. Many of these methods, developed by our scientists, have become standard practice in the field. We also have issued patents and pending applications covering the PADRE family of universal T helper epitopes.

These patent applications and patents are either owned by or are under exclusive license to us. We cannot be certain that patents will issue from any of the applications we have filed or licensed; or that if patents do issue, that claims allowed will be sufficiently broad to protect our procedures and processes. In addition, we cannot be certain that third parties will not challenge, invalidate or circumvent any patents issued to us, or that the rights granted thereunder will provide proprietary protection to us.

As is typical in the biotechnology industry, our commercial success will depend in part on our ability to avoid infringing patents issued to competitors or breaching the technology licenses upon which we might base our products. If we fail to obtain a license to any technology that we require to commercialize our products, or to develop an alternative compound and obtain FDA approval within an acceptable period of time if required to do so, our business would be harmed. Litigation, which could result in substantial costs to us, may also be necessary to enforce any patents issued to us or to determine the scope and validity of others' proprietary rights. In addition, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office which could result in substantial costs to determine the priority of inventions.

We also protect our proprietary technology and processes in part by confidentiality agreements with our collaborative partners, employees and consultants. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors.

MANUFACTURING

To be successful, our products and the products of our partners must be manufactured in commercial quantities in compliance with regulatory requirements and at an acceptable cost. We have not commercialized any products, nor have we demonstrated that we can manufacture commercial quantities of our product candidates or our partners' product candidates in accordance with regulatory requirements. If we cannot manufacture products in suitable quantities in accordance with regulatory standards, either on our own our through contracts with third parties, it may delay clinical trials, regulatory approvals and marketing efforts for such products. Such delays could adversely affect our competitive position and our chances of achieving profitability. We cannot be sure that we can manufacture, either on our own our through contracts with third parties, such products at a cost or in quantities which are commercially viable.

GOVERNMENT REGULATION

Our research and development activities and any future manufacturing and marketing of products by are subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation by FDA. The Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, efficacy, labeling, storage, record-keeping, approval, advertising and promotion of the Company's products. In addition to FDA regulations, the Company is also subject to other federal and state regulations such as the Occupational Safety and Health Act and the Environmental Protection Act. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources. In addition, there can be no assurance that this regulatory framework will not change or that additional regulation will not arise at any stage of our product development which may affect approval or delay an application or require additional expenditures.

The steps required before a pharmaceutical agent may be marketed in the United States include: (i) preclinical laboratory and animal tests, (ii) the submission to the FDA of an application for an Investigational New Drug Application ("IND"), which must become effective before human clinical trials may commence in the United States, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (iv) the submission of a New Drug Application ("NDA") or Product License Application ("PLA") to the FDA and
(v) the FDA approval of the NDA or PLA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with, and approved by, the FDA. Drug product manufacturing establishments located in California also must be licensed by the State of California in compliance with separate regulatory requirements.

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

Clinical trials are typically conducted in three sequential phases prior to product approval, but the phases may overlap. Phase I involves the initial introduction of the drug into healthy human subjects and often into patients as well. In Phase I, the drug is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II involves studies in a limited patient population to: (i) determine the efficacy of the drug for specific targeted indications, (ii) determine dosage tolerance and optimal dosage and regimen and (iii) identify possible adverse side-effects and safety risks. When a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to evaluate clinical efficacy further and to test further for safety within an expanded patient population at multiple clinical study sites. Even after the NDA approval, the FDA may require additional Phase IV clinical trials. The FDA reviews both the clinical plans and the results of the trials and may discontinue the trials at any time if there are significant safety issues.

The results of the preclinical tests and clinical trials are submitted to the FDA in the form of an NDA or PLA for marketing approval. The testing and approval process is likely to require substantial time and effort and we cannot be certain that any approval will be granted on a timely basis, if at all. The approval process is affected by a number of factors, including the severity of the disease, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Additional animal studies or clinical trials may be requested during the FDA review period and may delay marketing approval. After FDA approval for the initial indications, further clinical trials may be necessary to gain approval for the use of the product for additional indications. The FDA mandates that adverse effects be reported to the FDA and may also require post-marketing testing to monitor for adverse effects, which can involve significant expense.

Among the conditions for NDA or PLA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to good manufacturing practices prescribed by the FDA. Domestic manufacturing facilities are subject to FDA inspections twice yearly and foreign manufacturing facilities are subject to periodic FDA inspections or inspections by the foreign regulatory authorities with reciprocal inspection agreements with the FDA.

The Prescription Drug Act of 1992 requires companies engaged in pharmaceutical development, such as our company, to pay user fees in the amount of at least $100,000 upon submission of an NDA. We do not believe that this requirement will harm our business.

For marketing outside the United States, we are also subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

The time required for completing such testing and obtaining such approvals is uncertain and approval itself may not be obtained. In addition, delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA regulatory review of each submitted NDA or PLA. Similar delays may also be encountered in foreign countries. There can be no assurance that even after such time and expenditures regulatory approval will be obtained for any drugs that we develop. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which the drug may be marketed. Further, even if such regulatory approval is obtained, a marketed drug, its manufacturer and the facilities in which the drug is manufactured are subject to continual review and periodic inspections. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market.

COMPETITION

The biotechnology industry continues to undergo rapid change and competition is intense and is expected to increase. Our competitors may succeed in developing technologies and products that are more effective or affordable than any of the products we are developing or which would render our technology and products obsolete and noncompetitive. We compete with many public and private companies, including pharmaceutical companies, chemical companies, specialized biotechnology companies and academic institutions. Many of our competitors have substantially greater experience, financial and technical resources and production, marketing and development capabilities than us. In addition, many of our competitors have significantly greater experience conducting preclinical studies and clinical trials of new products, and in obtaining regulatory approvals for such products. Accordingly, some of our competitors may succeed in obtaining, developing and commercializing products more rapidly or effectively than us, or in developing technology and products that would render our technology and products obsolete or noncompetitive. We are aware of companies that are pursuing the development of novel pharmaceuticals which target the same diseases that we are targeting. These and other efforts by potential competitors may be successful, and other technologies may be developed to compete with our technologies. If we cannot successfully respond to technological change in a timely manner, our commercialization efforts may be harmed.

Our products under development address a range of markets. Our competition will be determined in part by the potential indications for which our compounds are developed and ultimately approved by regulatory authorities. For certain of our potential products, an important factor in competition may be the timing of market introduction of our products and competitive products. Accordingly, the relative speed with which we can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market are expected to be important competitive factors. We expect that competition among products approved for sale will be based, among other things, on product effectiveness, safety, reliability, availability, price and patent position.

Our competitive position also depends upon our ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

EMPLOYEES

As of March 15, 2000, we employed 41 individuals full-time, of whom 30 were engaged in research and development, 11 of whom hold Ph.D. or M.D. degrees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

EXECUTIVE OFFICERS

Our executive officers and their ages as of March 15, 2000 are as follows:

 Name                        Age    Position
 ----                        ---    --------
Deborah A. Schueren          36     President,  Chief  Executive  Officer and Chief  Financial Officer

Robert W. Chesnut, Ph.D.     56     Executive Vice President, R&D and Secretary

Alessandro D. Sette, Ph.D.   39     Vice President and Chief Scientific Officer

Stephen F. Keane             42     Vice President, Corporate Development

Mark J. Newman, Ph.D.        45     Vice President, Infectious Disease Program

Ms. Schueren has served as our President, Chief Executive Officer and Chief Financial Officer since July 1999. From October 1997 to July 1999, she served as Vice President of Cytel Corporation and President of Epimmune Inc., which was then a subsidiary of Cytel. She also served as Vice President, Finance and Chief Financial Officer of Cytel from March 1997 to October 1997 and as Director, Business Development of Cytel from 1994 to March 1997. Previously, Ms. Schueren was employed by The Boston Consulting Group and Lehman Brothers Investment Bank.

Dr. Chesnut has served as our Vice President of Research and Development and Secretary since July 1999. From October 1997 to July 1999, he served as Vice President of Research and Development of Epimmune. Prior to joining Epimmune, Dr. Chesnut was with Cytel from 1988 to October 1997. From 1977 to 1988, Dr. Chesnut was a Member of the Department of Medicine, National Jewish Medical and Research Center in Denver, Colorado. He also serves as an Associate Member of the Department of Immunology, Scripps Clinic and Research Foundation.

Dr. Sette has served as our Vice President and Chief Scientific Officer since July 1999. From October 1997 to July 1999, he served as Vice President and Chief Scientific Officer of Epimmune. Dr. Sette was with Cytel from 1988 to October 1997 where he was most recently Director of Immunology. Before joining Cytel, Dr. Sette completed a post-doctoral fellowship with Dr. Howard Grey at the National Jewish Medical and Research Center in Denver, Colorado.

Mr. Keane has served as our Vice President, Corporate Development since November 1999. Mr. Keane was with SIBIA Neurosciences as Vice President, Corporate Development from November 1998 to November 1999. Previous to this position, from 1994 to 1999, he was with Molecular Biosystems, Inc. as Director of Business Development and Investor Relations. He also previously held a position with Stoorza, Ziegaus & Metzger in the Bioscience Division.

Dr. Newman has served as our Vice President, Infectious Disease Program since July 1999. From March 1999 to July 1999, he served as Vice President, Infectious Disease Program of Epimmune. Prior to joining Epimmune, Dr. Newman served as Vice President of Research and Development of Vaxcel, Inc. from January 1995 to March 1999. Prior to joining Vaxcel, he was Associate Vice President, Research and Development for Apollon, Inc. He also previously held the position of Senior Director, Clinical Research, at Cambridge Biotech Corporation.

All officers are elected annually by the Board of Directors. Each officer serves at the discretion of the Board of Directors. There are no family relationships among any of our directors, officers or key employees.

RISK FACTORS

We wish to caution readers that the following important factors, among others, in some cases have affected our results and in the future could cause our actual results and needs to vary materially from forward-looking statements made from time to time by us on the basis of management's then-current expectations. The business in which we are engaged is in rapidly changing and competitive markets and involves a high degree of risk, and accuracy with respect to forward-looking projections is difficult.

WE ARE AT AN EARLY STAGE OF DEVELOPMENT. IF WE DO NOT SUCCESSFULLY DEVELOP AND COMMERCIALIZE OUR PRODUCTS, WE MAY NEVER GENERATE SIGNIFICANT REVENUES.

We are a research and development focused company. In collaboration with our corporate partner, Searle, we expect that Searle will initiate Phase I/II human clinical trials by the end of 2000. There are many factors which are outside of our control that may effect the timing of these trials and we cannot assure you the trials will commence within the anticipated timeframe. We have not completed the development of any product and, accordingly, have not begun to market or generate revenues from the commercialization of any product. We do not expect to market any of our therapeutic or prophylactic products for a number of years. If we do not successfully develop and commercialize products we may never generate significant revenues. Our potential therapies under development will require time consuming and costly research and development efforts, preclinical studies, clinical testing, regulatory approvals and additional investment prior to their commercialization, which may never occur.

We cannot guarantee that our research and development programs will be successful or that we can show that our products are safe and effective in humans. For example, in March 1999, Cytel completed its Phase II/III clinical trial of Cylexin, its lead cell adhesion inhibitor compound. Based on disappointing results from this Phase II/III clinical trial, Cytel decided to terminate the clinical trials of Cylexin and discontinue its therapeutic anti-inflammatory business. Unacceptable toxicities or side effects may occur at any time in the course of human clinical trials or during commercial use. Delays in planned patient enrollment in our clinical trials may result in increased costs, program delays or both. The appearance of any unacceptable toxicities or side effects could interrupt, limit, delay or abort the development of any of our products or, if previously approved, necessitate their withdrawal from the market.

We may never obtain FDA or other necessary regulatory approvals to successfully commercialize any of our products under development. Further, we may not be able to manufacture any products in commercial quantities in compliance with regulatory requirements at an acceptable cost. Even if we successfully develop and obtain approval for our products, we may fail to achieve the necessary market acceptance of these products. Our failure to address problems and delays relating to research and development, regulatory approval, manufacturing and marketing would harm our business.

IF SEARLE TERMINATES ITS COLLABORATION WITH US OR FAILS TO PERFORM AS EXPECTED UNDER THE COLLABORATION AGREEMENT, IT WILL SIGNIFICANTLY HARM THE DEVELOPMENT OF OUR CANCER EPITOPE PRODUCTS.

We have entered into a research and development collaboration with Searle with respect to the production, use and sale of pharmaceutical products derived from our cancer epitopes and the use thereof in therapeutic vaccines. This collaboration is our only significant collaboration, and we are substantially dependent upon it. The success of the collaboration will depend, in significant part, on Searle's development, competitive marketing and strategic considerations, including the relative advantages of alternative products being developed or marketed by competitors. We expect that substantially all of our revenues for the foreseeable future will result from payments under our existing, and any future, collaborations, including royalties on product sales and interest income. We cannot be certain that Searle will perform its obligations under the collaboration or that we will receive any future milestone payments or other amounts under the collaboration.

We do not directly control the amount or timing of resources that Searle will devote to our collaboration, including the decision whether to proceed with clinical trials. Searle may not commit sufficient resources to our research and development programs or the commercialization of our products. If Searle fails to conduct its activities in a timely manner, or at all, our preclinical or clinical development related to our partnership with Searle could be delayed or terminated. The suspension or termination of the our collaboration with Searle, the failure of such collaboration to be successful or the delay in the development or commercialization of pharmaceutical products pursuant to such collaboration could harm our business.

IF WE CANNOT OBTAIN COLLABORATION OR LICENSE AGREEMENTS ON ACCEPTABLE TERMS IN THE FUTURE, WE MAY NOT SUCCESSFULLY DEVELOP SOME OF OUR PRODUCTS.

We expect to rely on collaborative arrangements both to develop and commercialize pharmaceutical products. We cannot be certain that we will be able to enter into collaborative arrangements in the future, that any such arrangements will be successful or that we will receive royalty revenues, license fees or milestone payments from any such collaborative arrangements. In addition, our collaborative partners may pursue alternative technologies or develop alternative compounds either on their own or in collaboration with others as a means of developing treatments for the disease targeted by any collaborative program with us. In addition, we may be required to enter into licenses or other collaborative agreements with third parties in order to access technologies that are necessary to successfully develop certain of our products. We cannot be certain that we will be able to successfully negotiate acceptable licenses or other collaborative arrangements that will allow us to access such technologies. In addition, we cannot be certain that any technologies accessed through such licenses or other collaborations will successfully meet our requirements.

OUR ADDITIONAL FINANCING REQUIREMENTS AND LIMITED ACCESS TO FINANCING MAY ADVERSELY AFFECT OUR ABILITY TO DEVELOP PRODUCTS.

As of December 31, 1999, we had $8.7 million in cash, cash equivalents, restricted cash and short-term investments. In February 2000, we received $4.3 million from the sale of 1,200,000 shares of our common stock in a private placement. Our future capital requirements will depend on many factors, including:

-   our ability to establish and maintain collaborative arrangements;

-   progress with preclinical testing and clinical trials;

-   the time and costs involved in obtaining regulatory approvals;

-   the costs involved in filing, prosecuting and enforcing patent claims;

-   competing technological and market developments;

-   changes in our existing research relationships;

-   continued scientific progress in our drug discovery programs;

-   the magnitude of our drug discovery programs;

-   the cost of manufacturing scale-up; and

-   effective commercialization activities and arrangements.

We intend to seek additional funding through collaborative arrangements or equity or debt financings. If additional financing is not available, we anticipate that our existing resources, will enable us to maintain our current and planned operations through the end of 2001. We may not be able to obtain financing on favorable terms, if at all, or enter additional collaborations to reduce our funding requirements. If we acquire funds by issuing securities, further dilution to existing stockholders may result. If we acquire funds through additional collaborations, we will likely have to relinquish some or all of the rights to products or technologies that we may have otherwise developed ourselves.

OUR HISTORY OF OPERATING LOSSES AND OUR EXPECTATIONS OF CONTINUING LOSSES MAY HURT OUR ABILITY TO CONTINUE OPERATIONS.

We have experienced significant operating losses since our inception in 1987. As of December 31, 1999, we had an accumulated deficit of $137.0 million. We have not generated revenues from the commercialization of any product. All of our revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants, certain asset divestitures and interest income. We expect to incur substantial net operating losses which may imperil our ability to continue operations. To achieve profitable operations, we, alone or with partners, must successfully identify, develop, register and market proprietary products. We may not be able to generate sufficient product revenue to become profitable on a sustained basis or at all.

IF WE CANNOT COST-EFFECTIVELY MANUFACTURE OUR PRODUCTS AND THE PRODUCTS OF OUR PARTNERS IN COMMERCIAL QUANTITIES AND IN COMPLIANCE WITH REGULATORY REQUIREMENTS, WE MAY NOT BE ABLE TO SUCCESSFULLY COMMERCIALIZE OUR PRODUCTS.

To be successful, our products and the products of our partners must be manufactured in commercial quantities in compliance with regulatory requirements and at an acceptable cost. We have not commercialized any products, nor have we demonstrated that we can manufacture commercial quantities of our product candidates or our partners' product candidates in accordance with regulatory requirements. If we cannot manufacture products in suitable quantities in accordance with regulatory standards, either on our own our through contracts with third parties, it may delay clinical trials, regulatory approvals and marketing efforts for such products. Such delays could adversely affect our competitive position and our chances of achieving profitability. We cannot be sure that we can manufacture, either on our own our through contracts with third parties, such products at a cost or in quantities which are commercially viable.

THE LENGTHY APPROVAL PROCESS AND UNCERTAINTY OF GOVERNMENT REGULATORY REQUIREMENTS MAY DELAY OR PREVENT US FROM COMMERCIALIZING PRODUCTS.

We cannot commercialize our products if we do not receive FDA or foreign approval for our products. Clinical testing, manufacture, promotion and sale of our products are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state and foreign regulatory agencies. These regulations may delay or prevent us from commercializing products. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, seizure of products, total or partial suspension of product marketing, failure of the government to grant premarket approval, withdrawal of marketing approvals and criminal prosecution.

The regulatory process for new therapeutic drug products, including the required preclinical studies and clinical testing, is lengthy and expensive. We may not receive necessary FDA or foreign clearances for any of our potential products in a timely manner, or at all. The length of the clinical trial process and the number of patients the FDA will require to be enrolled in the clinical trials in order to establish the safety and efficacy of our products is uncertain. The FDA or Epimmune and its collaborators may decide to discontinue or suspend clinical trials at any time if the subjects or patients who are participating in such trials are being exposed to unacceptable health risks or if the results show no or limited benefit in patients treated with the drug compared to patients in the control group.

We may encounter significant delays or excessive costs in our efforts to secure necessary approvals. Regulatory requirements are evolving and uncertain. Future United States or foreign legislative or administrative acts could also prevent or delay regulatory approval of our products. We may not receive the necessary approvals for clinical trials, manufacturing or marketing of any of our products under development. Even if we obtain commercial regulatory approvals, the approvals may significantly limit the indicated uses for which we may market our products. In addition, the FDA may continually review a product after its initial approval and commercialization. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, as well as possible civil or criminal sanctions.

To market any drug products outside of the United States, we are also subject to numerous and varying foreign regulatory requirements, implemented by foreign health authorities, governing the design and conduct of human clinical trials and marketing approval. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country, nor does the approval by foreign health authorities ensure approval be the FDA.

Among the other requirements for regulatory approval is the requirement that prospective manufacturers conform to the FDA's Good Manufacturing Practices, GMP, requirements specifically for biological drugs, as well as for other drugs. In complying with the FDA's GMP requirements, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. Failure to comply with the FDA's GMP requirements subjects the manufacturer to possible FDA regulatory action. If we or our contract manufacturers, if any, fail to maintain compliance with the FDA's GMP requirements on a continuing basis, it could materially adversely affect our operations, commercialization efforts and profitability.

TECHNOLOGICAL CHANGE AND COMPETITION MAY RENDER OUR POTENTIAL PRODUCTS OBSOLETE.

The biotechnology industry continues to undergo rapid change and competition is intense and is expected to increase. Our competitors may succeed in developing technologies and products that are more effective or affordable than any of the products we are developing or which would render our technology and products obsolete and noncompetitive. We compete with many public and private companies, including pharmaceutical companies, chemical companies, specialized biotechnology companies and academic institutions. Many of our competitors have substantially greater experience, financial and technical resources and production, marketing and development capabilities than us. In addition, many of our competitors have significantly greater experience conducting preclinical studies and clinical trials of new products, and in obtaining regulatory approvals for such products. Accordingly, some of our competitors may succeed in obtaining developing and commercializing products more rapidly or effectively than us, or in developing technology and products that would render our technology and products obsolete or noncompetitive. We are aware of companies that are pursuing the development of novel pharmaceuticals which target the same diseases that we are targeting. These and other efforts by potential competitors may be successful, and other technologies may be developed to compete with our technologies. If we cannot successfully respond to technological change in a timely manner, our commercialization efforts may be harmed.

Our products under development address a range of markets. Our competition will be determined in part by the potential indications for which our compounds are developed and ultimately approved by regulatory authorities. For certain of our potential products, an important factor in competition may be the timing of market introduction of our products and competitive products. Accordingly, the relative speed with which we can develop products, compete the clinical trials and approval processes and supply commercial quantities of the products to the market are expected to be important competitive factors. We expect that competition among products approved for sale will be based, among other things, on product effectiveness, safety, reliability, availability, price and patent position.

OUR FAILURE TO OBTAIN ISSUED PATENTS AND, CONSEQUENTLY, TO PROTECT OUR PROPRIETARY TECHNOLOGY, COULD IMPAIR OUR COMPETITIVE POSITION.

Our success will depend in part on our ability to obtain patent protection for our products and processes, both in the United States and other countries. The patent position of biotechnology and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There is no consistent policy regarding the breadth of claims allowed in biotechnology patents. We intend to file applications and pursue patent prosecution as appropriate for patents covering both our products and processes. We cannot be sure that patents will issue from any of the patent applications that we own or license or that, if patents do issue, that claims allowed will be sufficiently broad to protect our products and processes. In addition, we cannot be certain that third parties will not challenge, invalidate or circumvent any patents issued to us, or that the rights granted under the patents will provide proprietary protection to us.

We also protect our proprietary technology and processes in part by confidentiality agreements with our collaborative partners, employees and consultants. We cannot be certain that our collaborative partners, employees and consultants will not breach these agreements, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors.

WE MAY NOT BE ABLE TO COMMERCIALIZE OUR OTHER PRODUCTS UNDER DEVELOPMENT IF THEY INFRINGE EXISTING PATENTS OR PATENTS THAT HAVE NOT YET ISSUED, WHICH WOULD MATERIALLY HARM OUR BUSINESS.

As is typical in the biotechnology industry, our commercial success will depend in part on our ability to avoid infringing patents issued to competitors or breaching the technology licenses upon which we might base our products. If we fail to obtain a license to any technology that we require to commercialize our products, or to develop an alternative compound and obtain FDA approval within an acceptable period of time if required to do so, our business would be harmed. Litigation, which could result in substantial costs to us, may also be necessary to enforce any patents issued to us or to determine the scope and validity of others' proprietary rights. In addition, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office which could result in substantial costs to determine the priority of inventions.

OUR FUTURE SUCCESS DEPENDS IN PART ON THE CONTINUED SERVICE OF OUR KEY SCIENTIFIC AND MANAGEMENT PERSONNEL AND OUR ABILITY TO IDENTIFY, HIRE AND RETAIN ADDITIONAL PERSONNEL.

We are highly dependent on the principal members of our scientific and management staff. We do not maintain key person life insurance on the life of any employee. Our future success also will depend in part on the continued service of our key scientific and management personnel and our ability to identify, hire and retain additional qualified personnel.

There is intense competition for qualified personnel in the areas of our activities, and we cannot be sure that we will be able to continue to attract and retain such personnel necessary for the development of our business. Because of the intense competition, we cannot be sure that we will be successful in adding technical personnel as needed to meet the staffing requirements of additional collaborative relationships. Our failure to attract and retain key personnel could be significantly detrimental to our product development programs and could harm our business.

IF WE DO NOT DEVELOP A SUFFICIENT SALES AND MARKETING FORCE, WE MAY NOT BE ABLE TO SUCCESSFULLY COMMERCIALIZE OUR PRODUCTS.

We have no experience in sales, marketing or distribution. Before we can market any of our products directly, we must develop a substantial marketing and sales force with technical expertise and supporting distribution capability. Alternatively, we may obtain the assistance of a pharmaceutical company with a large distribution system and a large direct sales force. Other than our agreements with Searle and Takara, we do not have any existing distribution arrangements with any pharmaceutical company for our products under development. We cannot be sure that we can establish sales and distribution capabilities or successfully gain market acceptance for our products. If we cannot develop sales and distribution capabilities, we may not be able to successfully commercialize our products.

ADVERSE DETERMINATIONS CONCERNING PRODUCT PRICING, REIMBURSEMENT AND RELATED MATTERS COULD PREVENT US FROM SUCCESSFULLY COMMERCIALIZING PRODUCTS.

Our ability to successfully commercialize our products may depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and we cannot be certain that adequate third-party coverage will be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. If we cannot obtain adequate third-party coverage for our products, it could harm our business.

PRODUCT LIABILITY RISKS MAY EXPOSE US TO SIGNIFICANT LIABILITY.

Our business exposes us to potential product liability risks which are inherent in the testing, manufacturing and marketing of human therapeutic products. While we currently have product liability insurance, we cannot be sure that we can maintain such insurance on acceptable terms or that our insurance will provide adequate coverage against potential liabilities.

OUR USE OF HAZARDOUS MATERIALS COULD EXPOSE US TO SIGNIFICANT COSTS.

Our research and development processes involve the controlled storage, use and disposal of hazardous materials, chemicals and radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and some waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed our resources.

Although we believe that we are in compliance in all material respects with applicable environmental laws and regulations and currently do not expect to make material capital expenditures for environmental control facilities in the near term, we cannot be sure that compliance with environmental laws and regulations in the future will not entail significant costs, or that our business will not be harmed by current or future environmental laws or regulations.

THE VOLATILITY OF THE PRICE OF OUR COMMON STOCK AND OUR DIVIDEND POLICY MAY HURT OUR STOCKHOLDERS.

The market prices for securities of biotechnology companies, including our common stock, have historically been highly volatile and currently are of new record levels, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. The following factors may have a significant effect on the market price of our common stock:

- announcements of technological innovations or new commercial therapeutic products by us or others;

-   governmental regulation;

-   developments in patent or other proprietary rights;

-   developments in our relationships with our collaborative partners;

- public concern as to the clinical results and/or, the safety of drugs developed by us or others; and

-   general market conditions.


Fluctuations in financial performance from period to period also may have a significant impact on the market price of our common stock.

THE SUBORDINATION OF OUR COMMON STOCK TO OUR PREFERRED STOCK COULD HURT COMMON STOCKHOLDERS.

Our common stock is expressly subordinate to our Series S and Series S-1 Preferred Stock in the event of our liquidation, dissolution or winding up. If we were to cease operations and liquidate our assets, there may not be any remaining value available for distribution to the holders of common stock after providing for the Series S and Series S-1 Preferred Stock liquidation preference.

THE EFFECT OF ANTI-TAKEOVER PROVISIONS COULD ADVERSELY AFFECT OUR COMMON STOCKHOLDERS.

Our certificate of incorporation includes a provision that requires the approval of holders of at least 66 2/3% of our voting stock as a condition to a merger or certain other business transactions with, or proposed by, a holder of 15% or more of our voting stock. This approval is not required in cases where certain of our directors approve the transaction or where certain minimum price criteria and other procedural requirements are met. Our certificate of incorporation also requires the approvals of holders of at least 66 2/3% of our voting stock to amend or change the provisions mentioned relating to the transaction approval. Finally, our certificate of incorporation provides that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting rather than by any consent in writing.

Further, pursuant to the terms of our stockholder rights plan, we have distributed a dividend of one right for each outstanding share of common stock. These rights will cause substantial dilution to the ownership of a person or group that attempts to acquire us on terms not approved by the Board of Directors and may have the effect of deterring hostile takeover attempts.

CONCENTRATION OF OWNERSHIP AMONG OUR EXISTING OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS MAY PREVENT OTHER STOCKHOLDERS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS AND DEPRESS OUR STOCK PRICE.

Our officers, directors and stockholders with at least 10% of our stock will together control approximately 46% of our outstanding common stock and preferred stock, on a combined, as-converted basis. If these officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

WE HAVE NEVER PAID DIVIDENDS.

We have never paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future.

ITEM 2.    PROPERTIES

We lease a 24,000 square foot administrative and research laboratory facility in San Diego. The future minimum rental commitment for this lease will range from approximately $519,000 to $658,000 per year over nine years, based upon pre-established annual rent increases. We believe our existing facilities will be adequate to meet our needs for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

We are not a party to any legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

 Our common stock (NASDAQ symbol "EPMN") is traded publicly through the National Market System. The following table presents quarterly information on the price range of our common stock. This information indicates the high and low sale prices reported by the National Market System. These prices do not include retail markups, markdowns or commissions. All information set forth below has been adjusted to reflect a one-for-seven reverse stock split of common stock effected on November 13, 1998.

                                                  High                    Low
       2000               1st Quarter (through    $ 21.13                $ 2.16
                          March 10)

       1999               1st Quarter             $  7.38                $ 2.00
                          2nd Quarter             $  3.38                $ 1.75
                          3rd Quarter             $  4.69                $ 2.88
                          4th Quarter             $  3.63                $ 2.22

       1998               1st Quarter             $ 17.50                $ 8.75
                          2nd Quarter             $ 15.47                $ 9.17
                          3rd Quarter             $ 10.50                $ 2.66
                          4th Quarter             $  3.88                $ 2.25

As of March 10, 2000, there were approximately 250 stockholders of record of our common stock. We have never declared or paid dividends on our common stock and does not anticipate the payment of dividends in the foreseeable future.

During the period covered by this Annual Report on Form 10-K, we sold and issued the following securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

(1) In July 1999, we completed a series of transactions in which we issued: (i) 859,666 shares of Series S Preferred Stock and 549,622 shares of Series S-1 Preferred Stock to Searle in exchange for all outstanding shares of Epimmune's Series B Preferred Stock and Series B-1 Preferred Stock held by Searle, and (ii) issued a total of 1,027,082 shares of Common Stock to holders of Common Stock of Epimmune in exchange for all outstanding shares of Epimmune's Common Stock.

(2) In July 1999, we issued warrants to purchase an aggregate of 241,004 shares of Common Stock with an exercise price of $1.875 to Virgil Thompson, former President and Chief Executive Officer of Cytel, and Robert L. Roe, former Chief Operating Officer of Cytel. The warrants were issued in connection with severance agreements with such former officers.

The sale and issuance of securities in the transaction described above was deemed to be exempt from registration under the Securities Act by virtue of
Section 4(2) and/or Regulation D promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA

Statement of Operations Data:
-----------------------------
(in millions except for net loss per share)

   Years Ended December 31,         1999         1998           1997         1996          1995
                                   ------       -------       -------       -------       ------
   Operating revenues              $  4.2       $   3.7       $   5.1       $  10.9       $ 16.8
   Net loss                          (8.3)        (21.5)        (14.4)        (12.5)        (8.0)
   Net loss per share                (1.56)        (4.48)        (3.92)        (3.50)       (2.52)
        - basic and diluted


Balance Sheet Data:
-------------------
(in millions)

   As of December 31,               1999         1998           1997         1996          1995
                                   ------       -------       -------       -------       ------
   Working capital                 $  6.9       $   9.8       $  17.8       $  21.6       $ 34.6
   Total assets                      12.7          21.0          28.1          34.3         48.1
   Long-term obligations              0.4           1.6           0.7           1.1          1.8
   Stockholders' equity            $ 10.4       $  14.0       $  24.4       $  27.5       $ 38.5

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those discussed below and in the section entitled "Risk Factors."

Unless otherwise indicated, all references to "Cytel" are to Cytel Corporation, all references to "Epimmune" are to Epimmune Inc., a majority-owned subsidiary of Cytel, until July 1, 1999, at which time Cytel and Epimmune merged, and all references to the "we", "us" or "our company" are to the combined entity of Cytel and Epimmune.

On July 1, 1999, we completed a series of transactions (the "Exchange Transactions") in which we: (i) transferred all of the outstanding shares of Epimmune's Series B-1 Preferred Stock then held by Cytel to G.D. Searle & Co. ("Searle") in exchange for all of the outstanding shares of Cytel's Series B Preferred Stock, (ii) issued 859,666 shares of Cytel's Series S Preferred Stock and 549,622 shares of Cytel's Series S-1 Preferred Stock to Searle in exchange for all outstanding shares of Epimmune's Series B Preferred Stock and Series B-1 Preferred Stock and (iii) issued a total of 1,027,782 shares of Cytel's Common Stock to the holders of Common Stock of Epimmune in exchange for all outstanding shares of Epimmune's Common Stock. The acquisition of the minority interest in Epimmune, through the exchange transaction, was accounted for as a purchase. We recorded the acquisition of the minority interest at the fair market value of the preferred and common stock issued, and determined that the excess of the purchase price over the identifiable net assets of $3.2 million was in-process technology based on a discounted cash flow analysis of that technology. The analysis, with a discount rate of 50%, was based on estimated research and development costs for nine years and product revenues beginning in year six, after the assumed completion of clinical trials and product approval by the FDA. The analysis also considered milestone payments based on scientific accomplishments, and new collaborative revenues based on projected future collaboration agreements. The value of the technology was charged to acquired in-process technology because technological feasibility had not been achieved nor had alternative future uses for the technology been identified. Following the Exchange Transactions, Cytel merged with Epimmune and changed its name to Epimmune Inc. As of December 31, 1999, Searle owned 5.25% of our outstanding common stock and all of our outstanding preferred stock

Since Cytel's inception in July 1987, we have devoted substantially all of our resources to the discovery and development of potential therapeutic and prophylactic products. To date, we have not received any revenues from the sale of products. We have funded our research and development primarily from equity-derived working capital and through strategic alliances with other companies. We have been unprofitable since our inception and expect to incur substantial operating losses for the next several years. As of December 31, 1999, our accumulated deficit was approximately $137.0 million.

In the first quarter of 1999, Cytel completed the sale of its Glytec carbohydrate synthesis and manufacturing business resulting in net proceeds of approximately $6.2 million (see Note 2 in the Consolidated Financial Statements). In addition, Cytel announced the results from its Cylexin Phase II/III clinical trial which indicated that Cylexin, Cytel's lead therapeutic compound, showed no benefit over the placebo. Accordingly, Cytel terminated its therapeutic anti-inflammatory business and, as a result, Cytel recorded a restructuring charge of $3.7 million in the first quarter 1999, which was subsequently reduced to $2.7 million in the fourth quarter 1999 (see Note 2 in the Consolidated Financial Statements). We are now focused exclusively on the development of therapeutic and prophylactic vaccines for cancer and infectious diseases.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion reflects historical financial information for both Cytel and Epimmune on a combined basis.

We have financed operations since inception primarily through private placements of equity securities, two public common stock offerings, revenues under collaborative research and development agreements, grant revenues, certain asset divestitures and interest income. Through December 1999, we had raised approximately $145.1 million from the sale of equity securities. In February 2000, we completed a private placement of newly issued shares of common stock, which raised net proceeds of $4.3 million.

We have financed our laboratory equipment and research and office facilities primarily through operating lease arrangements and a note payable.

As of December 31, 1999, our cash, cash equivalents, restricted cash and short-term investments decreased to $8.7 million as compared to $12.2 million at December 31, 1998. The decrease was primarily due to cash used for Epimmune operations and payment of liabilities associated with the wind-down of Cytel operations, partially offset by net proceeds of $6.2 million from the sale of Cytel's Glytec business discussed above, the sale of certain other Cytel assets totaling $0.5 million and the receipt of a $2.0 million milestone payment from Searle. We expect to continue to use our cash, cash equivalents and short-term investments to fund our ongoing vaccine research programs. We had net working capital of $6.9 million as of December 31, 1999 compared to $9.8 million as of December 31, 1998.

For the year ended December 31, 1999, our capital expenditures totaled $0.7 million as compared to $2.3 million for the year ended December 31, 1998. Capital expenditures made in 1999 were primarily for furniture and leasehold improvements for our new laboratory and office facility, which was completed in April 1999. Capital expenditures made in 1998 were primarily for manufacturing and laboratory equipment additions for Cytel's Glytec carbohydrate manufacturing facility. Cytel has since sold its Glytec carbohydrate synthesis and manufacturing business, terminated its anti-inflammatory therapeutic business and sold all remaining Cytel fixed assets in 1999. Future capital expenditures will be in support of our vaccine business.

We expect to incur operating losses over the next several years due to continuing expenses associated with our research and development programs, including preclinical testing and clinical trials. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of revenues received and expenses incurred, and such fluctuations may be substantial. We expect our existing resources, including funds raised in the first quarter of 2000, will be sufficient to find operations through 2001.

We expect to incur substantial additional research and development expenditures, including costs related to preclinical testing, clinical trials and manufacturing, as well as marketing and distribution expenses. It is our intention to seek additional collaborative research and development relationships with suitable corporate partners. We cannot be certain that any agreements that may result from these discussions will successfully reduce our funding requirements. Additional equity or debt financing will be required, and we cannot be certain that these funds will be available on favorable terms, if at all. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our drug discovery or development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products that we would not otherwise relinquish.

Our future capital requirements will depend on many factors, including:

-   our ability to establish and maintain collaborative arrangements;

-   progress with preclinical testing and clinical trials;

-   the time and costs involved in obtaining regulatory approvals;

-   the costs involved in filing, prosecuting and enforcing patent claims;

-   competing technological and market developments;

-   changes in our existing research relationships;

-   continued scientific progress in our drug discovery programs;

-   the magnitude of our drug discovery programs;

-   the cost of manufacturing scale-up; and

-   effective commercialization activities and arrangements.

As is typical in the biotechnology industry, our commercial success will depend in part on neither infringing patents issued to competitors nor breaching the technology licenses upon which our products might be based. Our business is also subject to other significant risks, including the uncertainties associated with our current collaboration and our ability to enter new collaborations, and the lengthy regulatory approval process and with potential competition from other products. Even if our products appear promising at an early stage of development, they may not reach the market for a number of reasons. Such reasons include, but are not limited to our inability to fund clinical development of such products, or the possibilities that the potential products will be found ineffective during clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale or be uneconomical to market.

RESULTS OF OPERATIONS

We had total revenues of $4.2 million for the year ended December 31, 1999, compared to $3.7 million in 1998 and $5.1 million in 1997. Total revenues increased 13% in 1999 from 1998, due to research revenues and milestone payments received from our collaborative agreement with Searle. Total revenues decreased 27% in 1998 from 1997 due to the decline in revenues from Cytel's collaboration agreements. Included in total revenues were research grant revenues of $1.7 million in 1999, $1.7 million in 1998, and $1.6 million in 1997.

Research and development expenses decreased 53% to $8.7 million in 1999 from $18.4 million in 1998, due primarily to the discontinuation of research efforts on Cylexin and other Cytel technologies. Research and development expenses increased 11% to $18.4 million in 1998 from $16.5 million in 1997 due to increased manufacturing expenses for Cytel and research activity performed by Epimmune.

General and administrative expenses decreased 45% to $2.5 million in 1999 from $4.6 million in 1998 due primarily to termination of Cytel operations. General and administrative expenses increased 23% to $4.6 million in 1998 from $3.7 million in 1997 due primarily to the increase in general and administrative personnel at Epimmune.

In March 1999, Cytel recorded a restructuring charge of $3.7 million for the termination of its non-Epimmune operations. Subsequently, in the fourth quarter, the restructuring charge was reduced to $2.7 million, primarily due to early lease terminations and higher than projected proceeds received from the sale of assets.

In 1999, we charged to operations $3.2 million for the write-off of in-process technology related to the acquisition of the minority interest in Epimmune. We issued common and preferred stock to outside investors in Epimmune to acquire the minority interest in Epimmune.

In accordance with Statement of Financial Accounting Standards No. 121, we recorded a $3.4 million loss on permanent impairment of intangible assets in 1998 based on the decision to terminate Cytel's therapeutic anti-inflammatory business. The write down was equal to the book value of Cytel's cell adhesion patent portfolio.

Other income in 1999 includes $0.5 million from Elan International Services, Ltd. ("Elan") in consideration of the buyout of certain future milestone obligations by Elan.

In 1999, we recorded a gain of $3.2 million on sales and disposal of assets as compared to a $0.2 million loss in 1998. The 1999 gain relates to the sale of Cytel's Glytec carbohydrate synthesis and manufacturing business.

Net interest income was $0.4 million in 1999 compared to $0.9 million in 1998 and $0.8 million in 1997. The decrease in 1999 from 1998 was due to a lower average cash balance. In 1998 and 1997, average cash balances were roughly comparable, resulting in level net interest income year over year.

YEAR 2000

In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. We incurred expenses of less than $10,000 during 1999 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that we promptly address any latent Year 2000 matters that may arise.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our investment portfolio consists of money market funds and short-term, high quality debt securities. These securities are subject to interest rate risk, and will decline in value if interest rates increase. An immediate 10% change in interest rates would not harm our business.

 ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS

The Report of Ernst & Young LLP, Independent Auditors, the Consolidated Financial Statements and Notes to Consolidated Financial Statements are included in the report on pages F-1 through F-24.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

The information required by this item is incorporated by reference to the information set forth in the section captioned "Election of Directors," contained in our definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 1999 (the "Proxy Statement").

IDENTIFICATION OF EXECUTIVE OFFICERS

The information required by this item is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Company" in Part I, Item 1 of this Annual Report on Form 10-K.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

The information required by this item is incorporated by reference to the information set forth in the section entitled "Compliance with the Reporting Requirements of Section 16(a) of the Securities Exchange Act of 1934" contained in the Proxy Statement.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth in the section captioned "Executive Compensation" contained in the Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the information set forth in the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information set forth in the section captioned "Certain Transactions" contained in the Proxy Statement.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)     INDEX TO FINANCIAL STATEMENTS

The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this Report.

                                                                                   Page
                                                                                   ----
Report of Ernst & Young LLP, Independent Auditors..................................F-1

Consolidated Balance Sheets as of December 31, 1998 and 1997.......................F-2

Consolidated Statements of Operations for each of the three years in the period ended December 31, 1998............................................................F-3

Consolidated Statement of Stockholders' Equity for each of the three years in the period ended December 31, 1998.................................................F-4

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998......................................................F-5 - F-6

Notes to Consolidated Financial Statements.........................................F-7 - F-24


(2)     INDEX TO FINANCIAL STATEMENT SCHEDULES

The consolidated financial statement schedules required by this item are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

(3)     LISTING OF EXHIBITS

Exhibit
Number                              Document Description
-------    ---------------------------------------------------------------------
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

3.5        Certificate of Designation of the Series B Convertible Preferred
           Stock.(J)

3.6        Certificate of Amendment of Amended and Restated Certificate of
           Incorporation.(L)

3.7        Certificate of Increase of Series A Junior Participating Preferred
           Stock.(L)

3.8        Certificate of Amendment of Amended and Restated Certificate of
           Incorporation.(M)

3.9        Certificate of Designations of the Series S and Series S-1 Preferred
           Stock filed with the Secretary of State of the State of Delaware on June 29, 1999.(P)

3.10       Certificate of Amendment of Amended and Restated Certificate of
           Incorporation. (R)

3.11       Certificate of Decrease of Series A Junior Participating Preferred
           Stock.(R)

4.1        Reference is made to Exhibits 3.1 through 3.11.

4.2        Specimen certificate of the Common stock.(A)

Exhibit
Number                              Document Description
-------    ---------------------------------------------------------------------
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

10.49 Letter Agreement, between the Registrant and Virgil D. Thompson, dated December 19, 1995.(G)

10.50      Letter Agreement, between the Registrant and Robert L. Roe, M.D.,
           F.A.C.P., dated January 18, 1996.(G)

Exhibit
Number                              Document Description
-------    ---------------------------------------------------------------------
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

10.63 Lease Agreement between Epimmune, Inc. and Nexus Equity LLC VIII, dated as of November 1, 1998, as amended February 1, 1999 (N)

10.64      Asset Purchase Agreement between the Company and Neose Technologies,
           Inc., dated March 26, 1999.(O)

10.65      Escrow Agreement between the Company and Neose Technologies, Inc.
           dated March 26, 1999.(O)

10.66      Form of Common Stock Exchange Agreement.(P)

10.67 Preferred Stock Exchange Agreement, dated July 1, 1999, by and between the Company and G.D. Searle & Co.(P)

Exhibit
Number                              Document Description
-------    ---------------------------------------------------------------------
10.68      Investor Rights Agreement, dated as of July 1, 1999 by and between the Company and G.D. Searle & Co.(P)

10.69 Letter agreement between Epimmune and Dr. Robert W. Chesnut regarding severance benefits dated February 5, 1998.(Q)

10.70 Letter agreement between Epimmune and Dr. Alessandro Sette regarding severance benefits dated February 5, 1998.(Q)

10.71 Letter agreement between Epimmune and Dr. Robert L. Roe regarding severance benefits dated June 2, 1999.(Q)

10.72 Letter agreement between Epimmune and Virgil Thompson regarding severance benefits dated June 2, 1999.(Q)

10.73      Letter agreement between the registrant and Stephen F. Keane dated
           October 1999.

10.74      Form of Common Stock Purchase agreement dated February 15, 2000.

21.1       Subsidiaries of the Registrant. (J)

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

10.7       Form of Nonstatutory Stock Option Agreement under the 1989 Plan.(A)

10.37 Registrant's Non-Employee Directors' Stock Option Plan, as amended through June 12, 1998.(L)

10.49 Letter Agreement, between the Registrant and Virgil D. Thompson, dated December 19, 1995.(G)

10.50      Letter Agreement, between the Registrant and Robert L. Roe, M.D.,
           F.A.C.P., dated January 18, 1996.(G)

10.51 Directors' Deferred Compensation Plan, effective as of March 17, 1995 as amended September 20, 1996.(H)

Exhibit
Number                              Document Description
-------    ---------------------------------------------------------------------
10.54      Employment agreement between Registrant, Epimmune and Deborah A.
           Schueren dated October 1, 1997.(J)

10.55 Form of Severance Benefit Agreement between Registrant and the following executive officers: Virgil D. Thompson; Robert L. Roe,
           M.D.; James C. Paulson, Ph.D.; Edward C. Hall; Jennifer Lorenzen.(K)

10.69 Letter Agreement between Epimmune and Dr. Robert W. Chesnut regarding severance benefits dated February 5, 1998.(Q)

10.70 Letter Agreement between Epimmune and Dr. Alessandro Sette regarding severance benefits dated February 5, 1998.(Q)

10.71 Letter Agreement between Epimmune and Dr. Robert L. Roe regarding severance benefits dated June 2, 1999.(Q)

10.72 Letter Agreement between Epimmune and Virgil Thompson regarding severance benefits dated June 2, 1999.(Q)

10.73      Letter Agreement between the registrant and Stephen F. Keane dated
           October 1999.

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

(J)        Incorporated by reference to the Company's Annual Report on Form
           10-K, for the fiscal year ended December 31, 1997, filed on March 31, 1998.

Exhibit
Number                              Document Description
-------    ---------------------------------------------------------------------
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

(N)        Incorporated by reference to the Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1999, filed on April 15, 1999.

(O)        Incorporated by reference to the Company's Quarterly Report on Form
           10-Q, for the quarterly period ended March 31, 1999, filed on May 17, 1999.

(P)        Incorporated by reference to the Company's Form 8-K, filed on July
           16, 1999.

(Q)        Incorporated by reference to the Company's Quarterly Report on Form
           10-Q, for the quarterly period ended June 30, 1999, filed on August
           16, 1999.

(R)        Incorporated by reference to the Company's Quarterly Report on Form
           10-Q, for the quarterly period ended September 30, 1999, filed on November 15, 1999.

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

(b)        REPORT ON FORM 8-K

None.

(C)        EXHIBITS

           The response to this portion of Item 14 is submitted as
           Item 14(a)(3).

(D)        FINANCIAL STATEMENT SCHEDULES

           The consolidated financial statement schedules required by this Item are listed under Item 14(a)(2).

                                   Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of March, 2000.



                                       Epimmune Incorporated



                                       By /s/ Deborah A. Schueren
                                          --------------------------------------
                                          Deborah A. Schueren
                                          President, Chief Executive Officer and
                                          Chief Financial Officer


KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Deborah A. Schueren and Howard E. Greene, Jr., and each of them, his attorney-in-fact, with the full power of substitution, for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                                   Title                              Date
      ---------                                   -----                              ----
/s/  DEBORAH A. SCHUEREN         President, Chief Executive Officer             March 17, 2000
--------------------------       Chief Financial Officer and Director
Deborah A. Schueren              (Principal Executive Officer and Principal
                                 Financial and Accounting Officer)


/s/  HOWARD E. GREENE, JR.       Chairman of the Board and Director             March 17, 2000
--------------------------
Howard E. Greene, Jr.


/s/  WILLIAM T. COMER            Director                                       March 17, 2000
--------------------------
William T. Comer, Ph.D.


/s/  MICHAEL G. GREY             Director                                       March 17, 2000
--------------------------
Michael G. Grey


/s/  NANCY D. RASMUSSEN          Director                                       March 17, 2000
--------------------------
Nancy D. Rasmussen


/s/   NICOLE VITULLO             Director                                       March 17, 2000
--------------------------
Nicole Vitullo

                Report of Ernst & Young LLP, Independent Auditors



The Board of Directors and Stockholders
Epimmune Inc.


We have audited the accompanying consolidated balance sheets of Epimmune Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Epimmune Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                        ERNST & YOUNG LLP


San Diego, California
January 21, 2000, except for Note 11,
as to which the date is March 7, 2000

                                  Epimmune Inc.

                           Consolidated Balance Sheets



                                                                                DECEMBER 31,
                                                                           1999               1998
                                                                      -------------       -------------
ASSETS
Current assets:
  Cash and cash equivalents                                           $   1,843,000       $   2,476,000
  Short-term investments                                                  6,412,000           9,217,000
  Prepaids and other current assets                                         460,000           1,775,000
                                                                      -------------       -------------
Total current assets                                                      8,715,000          13,468,000

Restricted cash                                                             472,000             472,000
Property and equipment, net                                                 817,000           2,879,000
Patents, net                                                              2,700,000           4,055,000
Deposits and other assets                                                     1,000             156,000
                                                                      -------------       -------------
                                                                      $  12,705,000       $  21,030,000
                                                                      =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                            $     970,000       $   2,289,000
  Deferred contract revenues                                                 38,000             515,000
  Accrued restructuring cost                                                342,000                  --
  Accrued payroll and related expenses                                      212,000             416,000
  Current portion of notes payable                                          230,000             493,000
                                                                      -------------       -------------
Total current liabilities                                                 1,792,000           3,713,000

Deferred rent                                                                55,000                  --
Notes payable, less current portion                                         436,000           1,606,000

Commitments

Minority interest in consolidated subsidiary                                     --           1,735,000

Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares
    authorized, 1,409,288 and 659,898 shares issued and
    outstanding at December 31, 1999 and 1998,                               14,000               7,000
    respectively
  Common stock, $.01 par value, 25,000,000 and 75,000,000 shares authorized at December 31, 1999 and 1998, respectively;
    6,048,945 and 4,987,453 shares issued and outstanding at
    December 31, 1999 and 1998, respectively                                 60,000              50,000
  Additional paid-in capital                                            147,393,000         142,642,000
  Accumulated deficit                                                  (136,988,000)       (128,723,000)
  Unrealized loss on available-for-sale securities                          (57,000)                 --
                                                                      -------------       -------------
Total stockholders' equity                                               10,422,000          13,976,000
                                                                      -------------       -------------
                                                                      $  12,705,000       $  21,030,000
                                                                      =============       =============

See accompanying notes

                                  Epimmune Inc.

                      Consolidated Statements of Operations



                                                 YEARS ENDED DECEMBER 31,
                                          1999             1998             1997
                                      ------------     ------------     ------------
REVENUES:
  Research and development            $  2,500,000     $  2,005,000     $  3,428,000
  Research grants and other income       1,668,000        1,692,000        1,623,000
                                      ------------     ------------     ------------
  Total revenues                         4,168,000        3,697,000        5,051,000

COSTS AND EXPENSES:
  Research and development               8,716,000       18,352,000       16,537,000
  General and administrative             2,508,000        4,587,000        3,735,000
  Restructuring costs                    2,707,000               --               --
  Write-off of in-process
  technology                             3,154,000               --               --
  Loss on permanent impairment
     of intangible assets                       --        3,400,000               --
                                      ------------     ------------     ------------
  Total costs and expenses              17,085,000       26,339,000       20,272,000
                                      ------------     ------------     ------------
    Loss from operations               (12,917,000)     (22,642,000)     (15,221,000)

  Minority interest in net loss of
     consolidated subsidiary               523,000          441,000               --
  Interest income, net                     367,000          860,000          825,000
  Other income, net                        544,000               --               --
  Gain (loss) on sales and
     disposal of assets                  3,218,000         (194,000)              --
                                      ------------     ------------     ------------
   Net loss                           $ (8,265,000)    $(21,535,000)    $(14,396,000)
                                      ============     ============     ============

   Net loss per share-basic and
      diluted                         $      (1.56)    $      (4.48)    $      (3.92)
                                      ============     ============     ============
   Shares used in computing net
      loss per share-basic and
      diluted                            5,289,547        4,801,872        3,668,221
                                      ============     ============     ============

See accompanying notes.

                                  Epimmune Inc.

                 Consolidated Statement of Stockholders' Equity


                                       Preferred Stock           Common Stock        Additional
                                    --------------------     --------------------      Paid-in
                                      Shares     Amount       Shares      Amount       Capital
                                    ---------    -------     ---------    -------    ------------
Balance at December 31, 1996               --    $    --     3,584,473    $36,000    $120,310,000
  Issuance of common stock                 --         --     1,018,741     10,000      11,254,000
  Unrealized gains on available-
    for-sale securities                    --         --            --         --              --
  Net loss                                 --         --            --         --              --
                                    ---------    -------     ---------    -------    ------------
Balance at December 31, 1997               --         --     4,603,214     46,000     131,564,000
  Issuance of common stock
    for cash                               --         --       299,764      3,000       2,692,000
  Issuance of common stock for
    technology                             --         --        84,475      1,000         899,000
  Issuance of Cytel Series B
    preferred stock, net of
     issuance costs                   659,898      7,000            --         --       3,593,000
  Investment by Searle in
     Epimmune                              --         --            --         --       3,894,000
  Unrealized gains on available-
    for-sale securities                    --         --            --         --              --
  Net loss                                 --         --            --         --              --
                                    ---------    -------     ---------    -------    ------------
Balance at December 31, 1998          659,898      7,000     4,987,453     50,000     142,642,000
  Issuance of common stock
    for cash                               --         --        33,910      1,000         202,000
  Issuance of common stock in
    exchange for Epimmune
    common stock                           --         --     1,027,582      9,000       1,792,000
  Issuance of Cytel Series S and
    S-1 preferred stock net of
    retirement of Series B            749,390      7,000            --         --       2,499,000
  Issuance of warrants to former
    employees as part of
    separation agreements                  --         --            --         --         258,000
  Unrealized gains on available-
    for-sale securities                    --         --            --         --              --
  Net loss                                 --         --            --         --              --
                                    ---------    -------     ---------    -------    ------------
Balance at December 31, 1999        1,409,288    $14,000     6,048,945    $60,000    $147,393,000
                                    =========    =======     =========    =======    ============

                                                         Unrealized
                                                       Gains (Losses)
                                                       on Available-     Total
                                         Accumulated      for-sale    Stockholders'     Comprehensive
                                           Deficit       Securities       Equity           Income
                                        -------------    ----------    ------------     ------------
Balance at December 31, 1996            $ (92,792,000)    $(64,000)    $ 27,490,000
  Issuance of common stock                         --           --       11,264,000
  Unrealized gains on available-
    for-sale securities                            --       34,000           34,000           34,000
  Net loss                                (14,396,000)          --      (14,396,000)     (14,396,000)
                                        -------------     --------     ------------     ------------
Balance at December 31, 1997             (107,188,000)     (30,000)      24,392,000     $(14,362,000)
                                                                                        ============
  Issuance of common stock
    for cash                                       --           --        2,695,000
  Issuance of common stock for
    technology                                     --           --          900,000
  Issuance of Cytel Series B
    preferred stock, net of
     issuance costs                                --           --        3,600,000
  Investment by Searle in
     Epimmune                                      --           --        3,894,000
  Unrealized gains on available-
    for-sale securities                            --       30,000           30,000           30,000
  Net loss                                (21,535,000)          --      (21,535,000)     (21,535,000)
                                        -------------     --------     ------------     ------------
Balance at December 31, 1998             (128,723,000)          --       13,976,000     $(21,505,000)
                                                                                        ============
  Issuance of common stock
    for cash                                       --           --          203,000
  Issuance of common stock in
    exchange for Epimmune
    common stock                                   --           --        1,801,000
  Issuance of Cytel Series S and
    S-1 preferred stock net of
    retirement of Series B                         --           --        2,506,000
  Issuance of warrants to former
    employees as part of
    separation agreements                          --           --          258,000
  Unrealized gains on available-
    for-sale securities                            --      (57,000)         (57,000)         (57,000)
  Net loss                                 (8,265,000)          --       (8,265,000)      (8,265,000)
                                        -------------     --------     ------------     ------------
Balance at December 31, 1999            $(136,988,000)    $(57,000)    $ 10,422,000     $ (8,322,000)
                                        =============     ========     ============     ============

See accompanying notes.

                                 Epimmune Inc.

                     Consolidated Statements of Cash Flows


                                                                    YEARS ENDED DECEMBER 31,
                                                             1999            1998             1997
                                                         -----------     ------------     ------------
OPERATING ACTIVITIES
Net loss                                                 $(8,265,000)    $(21,535,000)    $(14,396,000)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortization                            577,000          811,000          786,000
    Deferred rent                                             56,000         (225,000)        (252,000)
    Deferred revenue                                        (477,000)         437,000         (654,000)
    Loss on permanent impairment of intangible assets             --        3,400,000               --
    Minority interest in consolidated subsidiary            (523,000)        (441,000)              --
    (Gain) loss on disposal of assets                     (3,218,000)         194,000               --
    Accrued restructuring                                  2,707,000               --               --
    Restructuring operating expenses                      (1,792,000)              --               --
    Write-off of in-process technology                     3,154,000               --               --
    Changes in operating assets and liabilities:
      Other current assets                                   697,000         (493,000)         110,000
      Accounts payable and accrued liabilities            (1,451,000)       1,534,000       (1,236,000)
      Accrued payroll and related expense                   (205,000)         (47,000)        (187,000)
                                                         -----------     ------------     ------------
Net cash used in operating activities                     (8,740,000)     (16,365,000)     (15,829,000)

INVESTING ACTIVITIES
Purchases of available-for-sale securities                (2,470,000)     (18,909,000)     (33,612,000)
Maturities of available-for-sale securities                1,085,000       14,145,000       21,875,000
Sales of available-for-sale securities                     4,133,000        7,193,000       20,800,000
Proceeds from the sale of equipment                        3,687,000          109,000           55,000
Proceeds from the sale of assets of subsidiary                    --               --          161,000
Proceeds from the sale of patents (net of fees)            3,035,000               --               --
Principal payments on note receivable                             --          100,000           50,000
Purchases of property and equipment                         (739,000)      (2,274,000)        (644,000)
Assets transferred to subsidiary at net book value                --               --           84,000
Expenditures related to early lease termination                   --         (226,000)              --
Patents                                                     (878,000)      (1,320,000)        (878,000)
Deposits and other assets                                     23,000          574,000          (29,000)
Repayment of note                                            519,000               --               --
                                                         -----------     ------------     ------------
Net cash provided by (used in) investing activities        8,395,000         (608,000)       7,862,000

FINANCING ACTIVITIES
Principal payments under equipment notes payable and
  note payable to bank                                    (1,001,000)      (1,207,000)        (716,000)
Restricted cash released as note payable
  collateral                                                      --        1,031,000          375,000
Restricted cash for building lease agreement                      --         (472,000)              --
Proceeds from the issuance of equipment notes
  payable                                                    510,000        1,515,000               --
Net proceeds from issuance of Cytel Series B
  preferred stock                                                 --        3,600,000               --
Net proceeds from Searle investment in Epimmune                   --        6,100,000               --
Net proceeds from issuance of common stock                   203,000        2,695,000       11,264,000
                                                         -----------     ------------     ------------
Net cash (used in) provided by financing activities         (288,000)      13,262,000       10,923,000
                                                         -----------     ------------     ------------

Increase (decrease) in cash and cash equivalents            (633,000)      (3,711,000)       2,956,000
Cash and cash equivalents at beginning of year             2,476,000        6,187,000        3,231,000
                                                         -----------     ------------     ------------
Cash and cash equivalents at end of year                 $ 1,843,000     $  2,476,000     $  6,187,000
                                                         ===========     ============     ============

                                  Epimmune Inc.

                                                              YEARS ENDED DECEMBER 31,
                                                           1999         1998        1997
                                                        ----------    --------    --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                           $  111,000    $122,000    $119,000
                                                        ==========    ========    ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
Early lease termination - net debt extinguishment
  and asset abandonment                                 $       --    $153,000    $     --
                                                        ==========    ========    ========
Asset write down in accrued restructuring               $  593,000    $     --    $     --
                                                        ==========    ========    ========
Assumption of debt by Nextran                           $  838,000    $     --    $     --
                                                        ==========    ========    ========
Issuance of common stock for patent rights              $       --    $900,000    $     --
                                                        ==========    ========    ========
Exchange of common and preferred stock, for minority
  interest in Epimmune                                  $4,307,000    $     --    $     --
                                                        ==========    ========    ========
Promissory note and stock received for sale of
  assets of subsidiary                                  $       --    $     --    $800,000
                                                        ==========    ========    ========

See accompanying notes.

                                  Epimmune Inc.
                   Notes to Consolidated Financial Statements

                                December 31, 1999


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

Cytel Corporation was incorporated in Delaware on July 10, 1987. On July 1, 1999, Cytel merged with its majority-owned subsidiary, Epimmune Inc., and changed its name from Cytel Corporation to Epimmune Inc. The Company's mission is to develop novel vaccines for the treatment and prevention of infectious diseases and cancer.

Unless otherwise indicated, all references to "Cytel" are to predecessor Cytel Corporation, all references to "Epimmune" are to Epimmune Inc., a majority-owned subsidiary of Cytel until July 1, 1999. All references to the "Company" are to the combined entity of Cytel and Epimmune.

PRINCIPLES OF CONSOLIDATION

On July 1, 1999, the Company completed a series of transactions (the "Exchange Transactions") in which it: (i) transferred all of the outstanding shares of Epimmune's Series B-1 Preferred Stock then held by Cytel to G.D.Searle & Co. ("Searle") in exchange for all of the outstanding shares of Cytel's Series B Preferred Stock, (ii) issued 859,666 shares of Cytel's Series S Preferred Stock and 549,622 shares of Cytel's Series S-1 Preferred Stock to Searle in exchange for all outstanding shares of Epimmune's Series B Preferred Stock and Series B-1 Preferred Stock and (iii) issued a total of 1,027,782 shares of Cytel's Common Stock to the holders of Common Stock of Epimmune in exchange for all outstanding shares of Epimmune's Common Stock. The acquisition of the minority interest in Epimmune, through the exchange transaction, was accounted for as a purchase. The Company recorded the acquisition of the minority interest at the fair market value of the preferred and common stock issued, and determined that the excess of the purchase price over the identifiable net assets of $3.2 million was in-process technology based on a discounted cash flow analysis of that technology. The analysis, with a discount rate of 50%, was based on estimated research and development costs for nine years and product revenues beginning in year six, after the assumed completion of clinical trials and product approval by the FDA. The analysis also considered milestone payments based on scientific accomplishments and new collaborative revenues based on projected future collaboration agreements. The value of the technology was charged to acquired in-process technology because technological feasibility had not been achieved nor had alternative future uses for the technology been identified. Following the Exchange Transactions, Cytel merged with Epimmune and changed its name to Epimmune Inc. As of December 31, 1999, Searle owned 5.25% of the Company's outstanding common stock and all of the Company's outstanding preferred stock.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of cash, certificates of deposit, treasury securities and repurchase agreements with original maturities at the date of acquisition of less than three months.

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SHORT-TERM INVESTMENTS

                                  Epimmune Inc.
                   Notes to Consolidated Financial Statements

                                December 31, 1999


The Company has classified its investments as available-for-sale and accordingly carries them at fair value. Unrealized holding gains or losses on these securities are included in comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are also included in interest income. The cost of securities sold is based on the specific identification method.

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

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards No. 121 (SFAS No.
121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company values the asset at fair value. As described fully under Note 2 - Discontinuance of Cytel operations, management determined that the cell adhesion patent assets were impaired, and recorded a $3.4 million loss on permanent impairment of these assets in 1998.

PATENT COSTS

Patent costs are amortized on a straight-line basis over ten years. The patent costs are shown net of accumulated amortization of $246,000 at December 31, 1999.

DEFERRED RENT

Rent expense is recognized on a straight-line basis over the terms of the leases. Accordingly, rent expense incurred in excess of rent paid is reflected as deferred rent.

                                  Epimmune Inc.
                   Notes to Consolidated Financial Statements

                                December 31, 1999


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Deferred compensation for options granted to non-employees has been determined in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted to non-employees are periodically remeasured as the underlying options vest.

RESEARCH AND DEVELOPMENT REVENUES AND EXPENSES

Collaboration revenues are earned and recognized as research costs are incurred in accordance with the provisions of each agreement. Fees paid to initiate research projects are deferred and recognized over the project period. Milestone payments are recognized as revenue upon the completion of the milestone. Revenue from grants is recognized on a percentage of completion basis as related costs are incurred. The Company recognizes revenue only on payments that are non-refundable, and defers revenue recognition until performance obligations have been completed. Research and development costs are expensed as incurred. Expenses under research grants and contracts, which are included in research and development, were approximately $4,900,000, $4,500,000 and $3,500,000 for 1999,
1998 and 1997, respectively.

RESEARCH GRANTS

Research grants represent research and development revenues primarily from National Institutes of Health.

NET LOSS PER SHARE

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period. All potential common shares have been excluded from the diluted net loss per share calculations as they are antidilutive to net loss.

COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted the SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income (loss) and its components; the Company has disclosed its comprehensive income (loss) in the statement of stockholders' equity (deficit).

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year presentation.

                                  Epimmune Inc.
                   Notes to Consolidated Financial Statements

                                December 31, 1999


2.      DISCONTINUANCE OF CYTEL OPERATIONS AND SALE OF CERTAIN RELATED ASSETS

DISCONTINUANCE OF CYTEL OPERATIONS

On March 29, 1999, Cytel announced the results from Phase II/III clinical trials of its lead therapeutic compound, Cylexin, showing no benefit over placebo. Accordingly, Cytel terminated its therapeutic anti-inflammatory business and recorded a charge of $3.4 million as of December 31, 1998, representing the book value of its cell adhesion patent portfolio. This charge was recorded in accordance with SFAS 121 after Cytel determined that its intangible assets were permanently impaired.

Based on the determination to terminate Cytel's businesses and focus future operations on Epimmune, Cytel recorded a restructuring charge of $3.7 million in the first quarter 1999. This restructuring charge was reduced to $2.7 million in the fourth quarter 1999, primarily due to early terminations and subsequent subleasing of facility leases and auction proceeds received for sale of assets. The accrued restructuring cost includes the following:

                                                        December 31,     March 31,
                                                            1999           1999
                                                        ------------    ----------
    Minimum commitments for lease facilities              $ 56,000      $1,200,000
    Employee severance                                      10,000         827,000
    Exit cost of operations                                     --         628,000
    Write-down  to fair  value  for  certain  assets            --         575,000
      held for sale
    Other loss contingencies                               276,000         470,000
                                                          --------      ----------
    Accrued restructuring costs                           $342,000      $3,700,000
                                                          ========      ==========

SALE OF THE GLYTEC CARBOHYDRATE SYNTHESIS AND MANUFACTURING BUSINESS

On February 28, 1999, Cytel licensed its proprietary carbohydrate synthesis and manufacturing intellectual property assets to Baxter Healthcare Corporation's Nextran unit ("Nextran") for exclusive use in xenotransplantation. Cytel received total consideration of $4.0 million, of which $3.2 million was cash and $0.8 million was assignment of certain liabilities to Nextran. Additionally, Nextran assumed the facility lease and certain personnel and fixed assets related to this manufacturing operation. On March 26, 1999, Cytel sold the remainder of its Glytec carbohydrate synthesis and manufacturing intellectual property assets to Neose Technologies, Inc. ("Neose"). Neose paid Cytel $3.5 million cash and paid an additional $1.5 million into escrow, the release of which is conditioned on the Company's satisfaction of certain matters relating to the patents and licenses acquired by Neose. Neose may pay the Company up to an additional $1.6 million contingent on potential payments and revenues realized by Neose in connection with certain future corporate collaborations. The Company has recorded the gain relating to the initial cash consideration and will record subsequent gains as they are realized, if at all. As a result of these transactions, Cytel recorded a gain of approximately $3.2 million.

                                  Epimmune Inc.
                   Notes to Consolidated Financial Statements

                                December 31, 1999


3.      SHORT-TERM INVESTMENTS

The following tables summarize available-for-sale securities:

                                               AVAILABLE-FOR-SALE SECURITIES
                                -----------------------------------------------------------
                                                  GROSS            GROSS         ESTIMATED
                                               UNREALIZED       UNREALIZED         FAIR
                                   COST           GAINS           LOSSES           VALUE
                                ----------      --------       -----------       ----------
DECEMBER 31, 1999
U.S. Government Securities      $  500,000      $     --       $    (5,000)      $  495,000
Corporate Obligations            5,969,000            --           (52,000)       5,917,000
                                ----------      --------       -----------       ----------
                                $6,469,000      $     --       $   (57,000)      $6,412,000
                                ==========      ======         ===========       ==========

                                               AVAILABLE-FOR-SALE SECURITIES
                                -----------------------------------------------------------
                                                  GROSS            GROSS         ESTIMATED
                                               UNREALIZED       UNREALIZED         FAIR
                                   COST           GAINS           LOSSES           VALUE
                                ----------      --------       -----------       ----------
DECEMBER 31, 1998
U.S. Government Securities      $2,018,000      $  2,000       $    (1,000)      $2,019,000
Corporate Obligations            7,199,000         5,000            (6,000)       7,198,000
                                ----------      --------       -----------       ----------
                                $9,217,000      $  7,000       $    (7,000)      $9,217,000
                                ==========      ========       ===========       ==========

The above tables exclude an aggregate of $599,000 and $1,000,000 in U.S. government securities and corporate obligations which are classified as cash equivalents in the accompanying balance sheets at December 31, 1999 and 1998, respectively, due to the contractual maturity of these assets.

The amortized cost and estimated fair value of debt securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                     DECEMBER 31, 1999               DECEMBER 31, 1998
                                 --------------------------      --------------------------
                                                 ESTIMATED                       ESTIMATED
                                    COST         FAIR VALUE         COST         FAIR VALUE
                                 ----------      ----------      ----------      ----------
Due in one year or less          $3,642,000      $3,618,000      $4,037,000      $4,037,000
Due after one to four years       2,827,000       2,794,000       5,180,000       5,180,000
                                 ----------      ----------      ----------      ----------
                                 $6,469,000      $6,412,000      $9,217,000      $9,217,000
                                 ==========      ==========      ==========      ==========

                                  Epimmune Inc.
                   Notes to Consolidated Financial Statements

                                December 31, 1999


4.      BALANCE SHEET INFORMATION

Other current assets consist of the following:

                                                             DECEMBER 31,
                                                        1999             1998
                                                    -----------       -----------
Investment income and grant revenue receivable      $   368,000       $   982,000
Prepaid expenses                                         56,000           268,000
Reimbursement for incurred license costs                 36,000                --
Note receivable - current portion                            --           525,000
                                                    -----------       -----------
                                                    $   460,000       $ 1,775,000
                                                    ===========       ===========

Property and equipment consist of the following:

                                                             DECEMBER 31,
                                                        1999             1998
                                                    -----------       -----------
Furniture and equipment                             $   826,000       $ 7,344,000
Leasehold improvements                                  215,000         1,451,000
Construction in progress                                     --            23,000
                                                    -----------       -----------
                                                      1,041,000         8,818,000
Less accumulated depreciation and amortization         (224,000)       (5,939,000)
                                                    -----------       -----------
                                                    $   817,000       $ 2,879,000
                                                    ===========       ===========

Accounts payable and accrued liabilities consist of the following:

                                                             DECEMBER 31,
                                                        1999             1998
                                                    -----------       -----------
Trade accounts payable                              $   821,000       $ 1,817,000
Directors deferred compensation                          64,000            33,000
Miscellaneous accrued liabilities                        85,000           439,000
                                                    -----------       -----------
                                                    $   970,000       $ 2,289,000
                                                    ===========       ===========

                                  Epimmune Inc.
                   Notes to Consolidated Financial Statements

                                December 31, 1999


5.      ADDITIONAL STATEMENT OF OPERATIONS INFORMATION

As a result of the events described in Note 1, the Company is presenting additional information related to the operations of Cytel and Epimmune. As of July 1, 1999, Cytel and Epimmune merged.


                      CONSOLIDATED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999

                                                    CYTEL                      CONSOLIDATING
                                                 CORPORATION     EPIMMUNE INC.     ENTRIES        TOTAL
                                                 -----------     ------------     --------    ------------
REVENUES:
  Research and development                       $   500,000     $  2,000,000     $     --    $  2,500,000
  Research grants and other income                    25,000        1,643,000           --       1,668,000
                                                 -----------     ------------     --------    ------------
  Total revenues                                     525,000        3,643,000           --       4,168,000

COSTS AND EXPENSES:
  Research and development                         3,042,000        5,674,000           --       8,716,000
  General and administrative                         870,000        1,638,000           --       2,508,000
  Restructuring costs                              2,707,000               --           --       2,707,000
  Write-off of in-process technology                      --        3,154,000           --       3,154,000
                                                 -----------     ------------     --------    ------------
  Total costs and expenses                         6,619,000       10,466,000           --      17,085,000
                                                 -----------     ------------     --------    ------------
    Loss from operations                          (6,094,000)      (6,823,000)          --     (12,917,000)

  Minority interest in net loss of
    consolidated subsidiary                               --               --      523,000         523,000
  Interest income (expense)                          (44,000)         411,000           --         367,000
  Other income (expense), net                        550,000           (6,000)          --         544,000
  Gain (loss) on sales and disposal of assets      3,296,000          (78,000)          --       3,218,000
                                                 -----------     ------------     --------    ------------
   Net loss                                      $(2,292,000)    $ (6,496,000)    $523,000    $ (8,265,000)
                                                 ===========     ============     ========    ============

                                  Epimmune Inc.
                   Notes to Consolidated Financial Statements

                                December 31, 1999


6.      STOCKHOLDERS' EQUITY

STOCK WARRANTS

In June 1999 and September 1999, the Company issued warrants to purchase 235,200 shares and 5,804 shares, respectively, of Common Stock with an exercise price of $1.875 to former officers of Cytel. The warrants were issued in connection with severance agreements and were recorded at their fair value on the date of grant. The expense associated with the issuance of the warrants was included as part of the restructuring charge. The warrants expire June 2003.

EMPLOYEE STOCK PURCHASE PLAN

In October 1991, Cytel adopted an Employee Stock Purchase Plan ("ESPP") whereby employees, at their option, could purchase shares of Cytel common stock through payroll deductions at the lower of 85% of the fair market value on the plan offering date or 85% of the fair market value of the common stock at the purchase date. The Stock Plan was terminated in July 1999. As of the termination date of the ESPP, 85,558 shares of common stock have been issued under the Stock Plan.

STOCK PLANS

1989 STOCK PLAN

In November 1989, Cytel adopted a Stock Plan ("the Plan"), under which options may be granted to employees, directors, consultants or advisors of Cytel. The Plan provides for the grant of both incentive stock options and nonstatutory stock options. The exercise price of an incentive stock option is not less than the fair market value of the common stock on the date of grant. The exercise price of nonstatutory options is not less than 85% of the fair market value of the common stock on the date of grant. No options granted under the Plan have a term in excess of ten years from the date of grant. Shares and options issued under the Plan vest over varying periods of one to six years. As of December 31, 1999, 693,025 options to purchase common stock were outstanding and 138,214 options were available for future grant.

1997 STOCK PLAN

In December 1997, Epimmune Inc. adopted a Stock Plan ("Epimmune Stock Plan"), under which options were granted to employees, directors, and consultants of Epimmune Inc. The Epimmune Stock Plan provides for the grant of both incentive stock options and nonstatutory stock options. The exercise price of an incentive stock option was not less than the fair market value of the common stock on the date of grant. The exercise price of nonstatutory options was not less than 85% of the fair market value of the common stock on the date of grant. No options granted under the Plan have a term in excess of ten years from the date of grant. Options issued under the Plan vest over varying periods of one to four years. Effective with the Exchange Transaction, the Company assumed 423,283 options granted under the Epimmune Stock Plan. Options that terminate will not be available for future grant. As of December 31, 1999, 361,337 options were outstanding.

                                  Epimmune Inc.
                   Notes to Consolidated Financial Statements

                                December 31, 1999


6.      STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION REPRICING

In June 1998, the stockholders approved an Option Exchange Program for certain options under the 1989 Plan. These options vest over a six year period in accordance with a schedule developed by management, in conjunction with the State of Wisconsin Investment Board, a major stockholder of the Company. On the date of approval, all current employees were eligible to participate; however, options granted to outside directors and consultants to the Company were excluded from the exchange. There were 546,962 options eligible for participation, of which 303,145 options were repriced. The effective exchange price was $10.7188. Eligible employees who elected to participate forfeited a total of 42,879 shares. These shares were permanently canceled and not returned to the 1989 Plan for future grant. The Option Exchange Program imposes restrictive vesting provisions. If the holder exercises vested options before the sixth year, then the remaining unvested options do not vest until the end of the sixth year, at which time all remaining shares will be fully vested.

The following table summarizes stock option activity under all stock option plans for the three years ended December 31, 1999:

                                                                  WEIGHTED
                                              SHARES            AVERAGE PRICE
                                            ---------           -------------
Balance at December 31, 1996                  588,780               32.55
  Granted                                     133,788               19.95
  Exercised                                    (1,931)               2.10
  Cancelled                                  (180,044)              27.79
                                            ---------              ------
Balance at December 31, 1997                  540,593               30.94
  Granted                                     437,671               10.82
  Exercised                                    (1,997)               1.50
  Cancelled                                  (418,009)              32.84
                                            ---------              ------
Balance at December 31, 1998                  558,258               13.88
  Granted                                     453,754                3.38
  Assumed from Epimmune                       423,283                0.27
  Exercised                                   (25,023)               0.40
  Cancelled                                  (355,910)              12.36
                                            ---------              ------
Balance at December 31, 1999                1,054,362              $ 4.76
                                            =========              ======

As of December 31, 1999, 138,214 shares are available for future issuance under these option plans. The following is a summary of the options outstanding as of December 31, 1999:

                                         WEIGHTED                                  WEIGHTED
                                         AVERAGE      WEIGHTED                     AVERAGE
                                        REMAINING     AVERAGE                 EXERCISE PRICE OF
RANGE OF EXERCISE       OPTIONS          LIFE IN      EXERCISE      OPTIONS         OPTIONS
      PRICES          OUTSTANDING         YEARS        PRICE      EXERCISABLE     EXERCISABLE
-----------------     -----------       ---------     --------    ----------- -----------------
$01.16 - $02.25         366,721            8.31        $ 0.35        365,113         $ 0.34
$03.18 - $03.18         355,500            9.95          3.19          4,192           3.19
$03.75 - $10.72         257,172            6.45          8.36        147,382          10.72
$11.16 - $42.88          74,969            4.06         21.41         70,429          21.58
                      ---------                                     -------
Total                 1,054,362                                     587,116
                      =========                                     =======
Weighted averages                          8.11        $ 4.76                          5.32

                                  Epimmune Inc.
                   Notes to Consolidated Financial Statements

                                December 31, 1999


6.      STOCKHOLDERS' EQUITY (CONTINUED)

Adjusted pro forma information regarding net income or loss is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the "Black-Scholes" method for option pricing with the following weighted average assumptions for 1999, 1998, and 1997: risk-free interest rates of 6%; dividend yield of 0; and a weighted average expected life for all options of six years. The volatility factor assumptions of the expected market price the Company's common stock were 135%, 105% and 105% for 1999, 1998 and 1997, respectively.

For purposes of adjusted pro forma disclosures, the estimated fair value of the option is amortized to expense over the option's vesting period. The Company's adjusted pro forma information is as follows:

                                        1999             1998             1997
                                    ------------     ------------     ------------
   Pro forma  net loss              $(11,225,000)    $(23,895,000)    $(17,273,000)
   Pro forma net loss per share     $      (2.12)    $      (4.98)    $      (4.69)

The weighted average fair value of options granted during 1999, 1998 and 1997 was $3.02, $8.11 and $14.49, respectively.

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

                                  Epimmune Inc.
                   Notes to Consolidated Financial Statements

                                December 31, 1999


7.      EQUIPMENT LOANS AND NOTES PAYABLE

In August 1998, Epimmune entered into a $750,000 loan and security agreement for capital equipment purchases and certain tenant improvements. Total advances under the credit line total $750,000 and $240,000 at December 31, 1999 and 1998, respectively. The capital equipment financed secures all borrowings. The terms of the credit line contain a financial covenant requiring the Company to maintain minimum liquidity equal to nine months cash burn, which the Company was in compliance with at December 31, 1999.

Equipment loans and notes payable consist of the following:

                                                                      DECEMBER 31,
                                                               --------------------------
                                                                  1999            1998
                                                               ----------      ----------
Equipment loan payable in monthly installments of
    principal and interest of $23,600, at 9.25% interest,
    due August 2002                                            $  666,000      $  240,000

Equipment loan payable in monthly installments of
    principal and interest of $28,900, due 2002,
    balance of loan assumed by Nextran in February 1999                --       1,202,000

Unsecured note payable in monthly installments of
    principal and 10% imputed interest of $24,900,
    due June 2001, paid in June 1999                                   --         657,000
                                                               ----------      ----------
                                                               $  666,000      $2,099,000
                                                               ==========      ==========


Future annual principal payments on equipment loans and notes payable are as follows at December 31, 1999:

             2000                                     $ 230,000

             2001                                       253,000

             2002                                       183,000
                                                      ---------
                                                      $ 666,000
                                                       =========

                                  Epimmune Inc.
                   Notes to Consolidated Financial Statements

                                December 31, 1999


8.      COMMITMENTS

The Company leases its offices and research facilities under operating leases which expire at various dates through March 2009. Under these operating leases, the Company pays taxes, insurance and maintenance expenses related to the premises. Epimmune's facility lease requires a letter of credit of $472,000 to secure the performance of the Company's lease obligation and is reflected as restricted cash. Included in deposits and other assets is $113,000 deposited under these agreements at December 31, 1998.

Rent expense for 1999, 1998 and 1997 was $1,690,000, $1,772,000 and $1,783,000,
respectively.

Future minimum lease payments under operating leases at December 31, 1999 are as follows:

                                                   OPERATING
                              YEAR                  LEASES
                           ---------             -----------
                              2000               $   627,000
                              2001                   546,000
                              2002                   558,000
                              2003                   567,000
                              2004                   585,000
                           Thereafter              2,685,000
                                                 -----------
                 Total minimum lease payments    $ 5,568,000
                                                 ===========

The Company subleased certain of its existing office and research facilities. Rental income from the subleases for year 2000 will be approximately $45,000.

                                  Epimmune Inc.
                   Notes to Consolidated Financial Statements

                                December 31, 1999


9.      REVENUES UNDER COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

G.D. SEARLE & CO.

In September 1997, Searle purchased 317,460 shares of Cytel common stock for $5.0 million. Cytel transferred $6.5 million in cash and $1.5 million in other assets to capitalize Epimmune.

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

In July 1999, as a result of the Exchange Transaction, the Company transferred all of the outstanding shares of Epimmune's Series B-1 Preferred Stock then held by Cytel to Searle in exchange for all of the outstanding shares of Cytel's Series B Preferred Stock, and issued 859,666 shares of Cytel's Series S Preferred Stock and 549,622 shares of Cytel's Series S-1 Preferred Stock to Searle in exchange for all outstanding shares of Epimmune's Series B Preferred Stock and Series B-1 Preferred Stock.

In addition to the $15 million investment made to date, Searle will make milestone payments to Epimmune upon achievement of certain preclinical and clinical milestones, and will pay royalties on product sales. Searle has an option to deliver shares of convertible preferred stock in lieu of up to 50% of certain milestone payments. In addition, Searle has rights of first refusal with respect to newly-issued securities of the Company, enabling Searle to maintain its percentage ownership in the Company.

In August 1999, the Company received a $2.0 million milestone payment as a result of Searle's acceptance of a lead product candidate for breast, lung and colon cancers.

TAKARA SHUZO CO., LTD

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

ELAN CORPORATION, PLC.

In July 1998, Cytel entered into an exclusive sublicense and option agreement with Elan International Services Ltd. (Elan), a subsidiary of Elan Corporation, plc., granting Elan rights to patents involving use of antibodies that bind VLA-4 integrin for the treatment of inflammatory conditions. In connection with this agreement, which included the grant of an exclusive sublicense, Elan made a $4.0 million equity investment in Cytel, based on the fair value of the stock, of which $2.6 million was allocated to the purchase price of 285,714 shares of the Company's common stock and $1.4 million was allocated to the rights granted under the exclusive sublicense and option agreement. In addition, Elan has an option to enter into a nonexclusive sublicense for patent rights to other VLA-4 blocking

                                  Epimmune Inc.
                   Notes to Consolidated Financial Statements

                                December 31, 1999


In June 1999, Cytel entered a further agreement eliminating milestone obligations under the July 1998 agreement. Under the terms of the agreement, Cytel received $0.5 million, which was recorded as other income.

10.        INCOME TAXES

Significant components of the Company's deferred tax assets as of December 31, 1999 and 1998 are shown below. At December 31, 1999, a valuation allowance of $61,374,000 of which $54,291,000 is related to 1998, has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

                                                     1999               1998
                                                 ------------       ------------
Deferred tax liabilities:
   Patents expensed for tax                      $    900,000       $  2,586,000
                                                 ------------       ------------
Total deferred tax liabilities                        900,000          2,586,000
Deferred tax assets:
  Capitalized research expenses                     3,691,000          3,376,000
  Net operating loss carryforwards                 49,179,000         44,849,000
  Research and development credits                  8,692,000          8,574,000
  Other, net                                          712,000             78,000
                                                 ------------       ------------
Total deferred tax assets                          61,374,000         54,291,000
Valuation allowance for deferred tax assets       (61,374,000)       (54,291,000)
                                                 ------------       ------------
Net deferred tax assets                          $         --       $         --
                                                 ============       ============

At December 31, 1999, the Company has federal and California net operating loss carryforwards of approximately $127,766,000 and $74,344,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and the fifty percent limitation on California loss carryforwards prior to 1999. The federal tax loss carryforwards will begin expiring in 2002, unless previously utilized. The California tax loss carryforwards will continue to expire in 2000. The Company also has federal and California research and development tax credit carryforwards of $6,610,000 and $3,204,000, respectively, which will begin expiring in 2002 unless previously utilized.

Pursuant to Internal Revenue Code Sections 382 and 383, the annual use of the Company's net operating loss and credit carryforwards will be limited because of greater than 50% cumulative changes in ownership which occurred during 1989 and 1994. However, the Company believes that these limitations will not have a material impact on the financial statements.

11.     SUBSEQUENT EVENTS

On February 16, 2000, the Company completed a private placement of 1,200,000 newly issued shares of common stock at $3.60 per share, based on a 15% discount to the prior 30-day trading average. Net proceeds totaled $4.3 million.

On March 7, 2000, the Company received a $0.5 million payment from Elan for the assignment of a license agreement to which Cytel was a party. The Company retained an option for a non-exclusive license to certain technology.