Form 10-Q
period 2000-03-31
EPIMMUNE INC
filed 2000-05-12
CIK 822206

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the quarterly period ended March 31, 2000, or

[   ] Transition Period Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Transition Period From ______ to ______ .

                         Commission file number 0-19591

                                  EPIMMUNE INC.
             (Exact name of Registrant as specified in its charter)


                Delaware                             33-0245076
        ------------------------                 -------------------
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

Common Stock:  $.01 par value 7,344,764 shares outstanding as of April 30, 2000.

                                  EPIMMUNE INC.
                                QUARTERLY REPORT
                                    FORM 10-Q

                                TABLE OF CONTENTS

COVER PAGE.................................................................................   1

TABLE OF CONTENTS..........................................................................   2

PART I.  FINANCIAL INFORMATION

         ITEM 1.    Financial Statements

                    Condensed Consolidated Balance Sheets as of
                    March 31, 2000 and December 31, 1999...................................   3

                    Condensed Consolidated Statements of Operations
                    For the Three Months Ended March 31, 2000 and 1999.....................   4

                    Condensed Consolidated Statements of Cash Flows
                    For the Three Months Ended March 31, 2000 and 1999.....................   5

                    Notes to Condensed Consolidated Financial Statements...................   6

         ITEM 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations...................................   9

         ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk............   *

PART II. OTHER INFORMATION

         ITEM 1.    Legal Proceedings......................................................   *

         ITEM 2.    Changes in Securities and Use of Proceeds..............................  19

         ITEM 3.    Defaults upon Senior Securities........................................   *

         ITEM 4.    Submission of Matters to a Vote of Security Holders....................   *

         ITEM 5.    Other Information......................................................   *

         ITEM 6.    Exhibits and Reports on Form 8-K.......................................  19

         SIGNATURE.........................................................................  20

* No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS


                                  EPIMMUNE INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         MARCH 31,     DECEMBER 31,
                                                           2000            1999
                                                        ----------     ------------
ASSETS                                                  (unaudited)
Current assets:
  Cash and cash equivalents                              $   4,187       $   1,843
  Short-term investments                                     7,436           6,412
  Prepaids and other current assets                            654             460
                                                         ---------       ---------
    Total current assets                                    12,277           8,715

Restricted cash                                                472             472
Property and equipment, net                                    851             817
Patents and other assets                                     2,726           2,701
                                                         ---------       ---------
                                                         $  16,326       $  12,705
                                                         =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities               $   1,054       $     970
  Deferred contract revenues                                    44              38
  Accrued restructuring cost                                   253             342
  Accrued payroll and related expenses                         253             212
  Current portion of notes payable                             236             230
                                                         ---------       ---------
    Total current liabilities                                1,840           1,792

Notes payable, less current portion                            374             436
Deferred rent                                                   74              55

Commitments

Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000
    shares authorized, 1,409,288 shares issued
    and outstanding at March 31, 2000  and                      14              14
    December 31, 1999
  Common stock, $.01 par value, 25,000,000 shares
    authorized, 7,344,764 shares and 6,048,945
    shares issued and outstanding at March 31, 2000
    and December 31, 1999, respectively                         73              60
  Additional paid-in capital                               151,707         147,393
  Accumulated deficit                                     (137,702)       (136,988)
  Unrealized loss on available-for-sale securities             (54)            (57)
                                                         ---------       ---------
       Total stockholders' equity                           14,038          10,422
                                                         ---------       ---------
                                                         $  16,326       $  12,705
                                                         =========       =========

See accompanying notes.

                                  EPIMMUNE INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                 2000              1999
                                                              -----------       -----------
REVENUES
  Research and development                                          $   -       $       500
  Research grants                                                     328               429
                                                              -----------       -----------
Total revenues                                                        328               929

COST AND EXPENSES
  Research and development                                          1,478             4,279
  General and administrative                                          661             1,238
  Restructuring costs                                                   -             3,700
                                                              -----------       -----------
Total costs and expenses                                            2,139             9,217
                                                              -----------       -----------
Loss from operations                                               (1,811)           (8,288)

Minority interest in net loss of consolidated subsidiary                -               141
Interest income, net                                                  136               103
Other income, net                                                     961             3,296
                                                              -----------       -----------
Net loss                                                      $      (714)      $    (4,748)
                                                              ===========       ===========
Net loss per share - basic and diluted                        $     (0.11)      $     (0.95)
                                                              ===========       ===========
Shares used in computing net loss per share - basic
and diluted                                                     6,276,335         4,991,531
                                                              ===========       ===========


See accompanying notes.

                                  EPIMMUNE INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                                2000           1999
                                                               -------       -------
OPERATING ACTIVITIES

Net loss                                                       $  (714)      $(4,748)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                                    125           179
  Deferred rent                                                     19            --
  Deferred revenue                                                   6          (515)
  Gain on disposal of assets                                        (5)       (3,296)
  Minority interest in consolidated subsidiary                      --          (141)
  Accrued restructuring                                             --         3,700
  Restructuring operating expenses                                 (89)           --
  Changes in operating assets and liabilities
    Other current assets                                          (194)          992
    Accounts payable and accrued liabilities                        84         1,076
    Accrued payroll and related expenses                            41           (87)
                                                               -------       -------
Net cash used in operating activities                             (727)       (2,840)

INVESTING ACTIVITIES
Purchases of available-for-sale securities                      (2,150)       (1,963)
Maturities of available-for-sale securities                      1,129           967
Sales of available-for-sale securities                              --         1,108
Proceeds from sale of property and equipment                         5         3,195
Proceeds from the sale of patents (net of fees)                     --         2,914
Purchase of property and equipment                                 (83)         (282)
Patents                                                           (101)           --
Deposits and other assets                                           --            10
                                                               -------       -------
Net cash (used in) provided by investing activities             (1,200)        5,949

FINANCING ACTIVITIES
Principal payments under equipment notes payable and note
payable to bank                                                    (56)         (110)
Net proceeds from issuance of common stock                       4,327           194
                                                               -------       -------
Net cash provided by financing activities                        4,271            84
Increase in cash and cash equivalents                            2,344         3,193
Cash and cash equivalents at beginning of year                   1,843         2,594
                                                               -------       -------
Cash and cash equivalents at end of period                     $ 4,187       $ 5,787
                                                               =======       =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                  $    16       $    69
                                                               =======       =======
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Unrealized gains(losses) on available-for-sale securities      $     3       $   (32)
                                                               =======       =======
Asset write down in accrued restructuring charge               $    --       $   736
                                                               =======       =======
Assumption of debt                                             $    --       $   868
                                                               =======       =======
Deferred compensation                                          $    36       $    --
                                                               =======       =======

See accompanying notes.

                                  EPIMMUNE INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2000

1. BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the unaudited information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

Unless otherwise indicated, all references to "Cytel" are to predecessor Cytel Corporation, and all references to "Epimmune" are to Epimmune Inc., a majority-owned subsidiary of Cytel until July 1, 1999, at which time Cytel and Epimmune merged. All references to the "Company" are to the combined entity of Cytel and Epimmune.

On July 1, 1999, the Company completed a series of transactions (the "Exchange Transactions") in which it: (i) transferred all of the outstanding shares of Epimmune's Series B-1 Preferred Stock then held by Cytel to G.D.Searle & Co. ("Searle") in exchange for all of the outstanding shares of Cytel's Series B Preferred Stock, (ii) issued 859,666 shares of Cytel's Series S Preferred Stock and 549,622 shares of Cytel's Series S-1 Preferred Stock to Searle in exchange for all outstanding shares of Epimmune's Series B Preferred Stock and Series B-1 Preferred Stock and (iii) issued a total of 1,027,782 shares of Cytel's Common Stock to the holders of Common Stock of Epimmune in exchange for all outstanding shares of Epimmune's Common Stock. The acquisition of the minority interest in Epimmune, through the exchange transaction, was accounted for as a purchase. The Company recorded the acquisition of the minority interest at the fair market value of the preferred and common stock issued, and determined that the excess of the purchase price over the identifiable net assets of $3.2 million was in-process technology based on a discounted cash flow analysis of that technology. The analysis, with a discount rate of 50%, was based on estimated research and development costs for nine years and product revenues beginning in year six, after the assumed completion of clinical trials and product approval by the FDA. The analysis also considered milestone payments based on scientific accomplishments and new collaborative revenues based on projected future collaboration agreements. The value of the technology was charged to acquired in-process technology because technological feasibility had not been achieved nor had alternative future uses for the technology been identified. Following the Exchange Transactions, Cytel merged with Epimmune and changed its name to Epimmune Inc. As of March 31, 2000, Searle owned 4.32% of the Company's outstanding common stock and all of the Company's outstanding preferred stock.

Prior year condensed consolidated financial statements include the accounts of Cytel and Epimmune, a majority-owned subsidiary Epimmune. All significant intercompany accounts and transactions have been eliminated in consolidation. The minority interest calculation was based on the average quarterly third parties' ownership in Epimmune.

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding owned but unvested shares. All potential common shares have been excluded from the diluted net loss per share calculations, as they are antidilutive.

2. NEW ACCOUNTING STANDARD

In June 1998, the Financial Standards Accounting Board, or FASB, issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement will require the recognition of all derivatives on our balance sheet at fair value. The FASB subsequently delayed implementation of the standard for the financial years beginning after June 15, 2000. We expect to adopt the new Statement effective January 1, 2001. The impact on our financial statements is not expected to be material.

3. DISCONTINUANCE OF CYTEL OPERATIONS

In the first quarter of 1999, Cytel discontinued its therapeutic anti-inflammatory business and recorded a restructuring charge of $3.7 million, an amount that was reduced to $2.7 million in the fourth quarter of 1999. At the end of the first quarter 2000, the balance of the restructuring charge is $0.3 million. The accrued restructuring charge includes the following:

                                              March 31,   December 31,
                                                2000         1999
                                              ---------   ------------
Minimum commitments for lease facilities      $     --      $ 56,000
Employee severance                              10,000        10,000
Other loss contingencies                       243,000       276,000
                                              --------      --------
Accrued restructuring costs                   $253,000      $342,000

4. SALE OF CYTEL ASSETS

In the first quarter of 1999, Cytel completed two transactions related to the sale of its Glytec carbohydrate synthesis and manufacturing business. One transaction included the sale of fixed assets and intellectual property, and assignment of certain liabilities and transfer of certain personnel relating to the Glytec business to Baxter Healthcare Corporation's Nextran Unit. The other transaction included the sale of intellectual property to Neose Technologies, Inc. ("Neose"). Cytel recorded a gain of approximately $3.3 million in connection with the two transactions. In addition, Neose paid an additional $1.5 million into escrow, the release of which is conditioned on the resolution of certain matters relating to the patents and licenses acquired by Neose, and may pay us up to an additional $1.6 million contingent on potential payments and revenues realized by Neose in connection with certain future corporate collaborations. On March 29, 2000, $0.5 million was released from escrow to the Company based on the satisfaction of certain escrow requirements under the agreement.

5. ELAN

On March 7, 2000, the Company received a $0.5 million payment from Elan for the assignment of a license agreement to which Cytel was a party. We retained an option for a non-exclusive license to certain technology.

6. PRIVATE PLACEMENT

On February 16, 2000, the Company completed a private placement of 1,200,000 newly issued shares of common stock at $3.60 per share, raising proceeds of $4.3 million.

7. SUBSEQUENT EVENT

On April 26, 2000, the Company signed a modification to an existing loan agreement with Silicon Valley Bank for $0.4 million. These funds will primarily be used for enhancements and upgrades of our scientific information management systems and databases.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those discussed below and in the section entitled "Risks and Uncertainties", as well as those discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Unless otherwise indicated, all references to "Cytel" are to Cytel Corporation. Epimmune Inc. was a majority-owned subsidiary of Cytel until July 1, 1999, at which time Cytel and Epimmune Inc. merged. All references to "we," "us" or "our company" are to the combined entity of Cytel and Epimmune Inc.

Since Cytel's inception in July 1987, we have devoted substantially all of our resources to the discovery and development of potential therapeutic and prophylactic products. To date, we have not received any revenues from the sale of products. We have funded our research and development primarily from equity-derived working capital and through strategic alliances with other companies. We have been unprofitable since our inception and expect to incur substantial operating losses for the next several years. As of March 31, 2000, our accumulated deficit was approximately $137.7 million.

RESULTS OF OPERATIONS

Three months ended March 31, 2000 ("2000"), as compared with three months ended March 31, 1999 ("1999").

In 2000, we had total revenues of $0.3 million from research grants, as compared to $0.9 million in 1999, which included $0.5 million of revenue recognized in connection with the sale of Cytel's Glytec carbohydrate synthesis and manufacturing business.

In 2000, research and development expenses decreased to $1.5 million from $4.3 million in 1999. The decrease relates to the discontinuation of Cytel operations during the first quarter of 1999. General and administrative expenses decreased to $0.7 million in 2000 from $1.2 million in 1999. This decrease also relates to the discontinuation of Cytel's operations.

The restructuring charge of $3.7 million recorded in 1999 relates to the termination of non-Epimmune operations. We also recorded a gain of $3.3 million on disposal of assets in 1999 related to the sale of Cytel's Glytec carbohydrate synthesis and manufacturing business. In 2000, other income was $1.0 million, representing a payment from Elan of $0.5 million and release of $0.5 million from escrow under the Neose agreement.

Net interest income was $0.1 million in 2000 and 1999, based on comparable average cash balances.

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

We have financed operations since inception primarily through private placements of our equity securities, two public common stock offerings, revenues under collaborative research and development agreements, grant revenues, capital and operating lease transactions, certain asset divestitures and interest income. Through March 2000, we have raised approximately $149.5 million from the sale of equity securities.

In February 2000, we raised $4.3 million through the private placement of an aggregate of 1.2 million shares of our common stock. The purchase price was $3.60 per share, representing a 15% discount to the prior 30-day trading average for our common stock. As of March 31, 2000, we had approximately 8,811,141 shares outstanding on an as-converted basis, assuming conversion of preferred shares held by Pharmacia Corporation (formerly known as G.D. Searle, a wholly-owned subsidiary of Monsanto Company). Investors in the private placement included the State of Wisconsin Investment Board and the Biotechnology Value Fund, L.P. and related funds.

As of March 31, 2000, our cash, cash equivalents, restricted cash and short-term investments were $12.1 million compared to $8.7 million at December 31, 1999. The increase was primarily due to private placement proceeds of $4.3 million partially offset by cash used for operations. We expect to continue to use our cash, cash equivalents and short-term investments to fund our ongoing vaccine research programs. We had net working capital of $10.4 million as of March 31, 2000 compared to $6.9 million as of December 31, 1999.

Capital expenditures totaled $0.1 million in the first quarter 2000 compared to $0.3 million in the first quarter 1999. Expenditures, during both periods, were primarily for laboratory equipment. On April 26, 2000, we signed a modification to an existing loan agreement with Silicon Valley Bank for an additional $0.4 million to be utilized in 2000. These funds will primarily be used for enhancements and upgrades of our scientific information management systems and databases. We have financed our laboratory equipment and research and office facilities primarily through operating lease arrangements and a note payable.

We expect to incur substantial additional research and development expenditures, including costs related to preclinical testing, clinical trials and manufacturing, as well as marketing and distribution expenses. It is our intention to seek additional collaborative research and development relationships with suitable corporate partners. There can be no assurance that any agreements that may result from these discussions will successfully reduce our funding requirements. Additional equity or debt financing will be required, and there can be no assurance that these funds will be available on favorable terms, if at all. If adequate funds are not available we may be required to delay, scale back or eliminate one or more of its drug discovery or development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of its technologies, product candidates or products that we would not otherwise relinquish.

We expect our existing resources will be adequate to satisfy its operational requirements through the end of 2001. The estimate for the period for which we expect our available cash balances and existing sources of funding to be sufficient to meet our operational requirements is a forward-looking statement that involves risks and uncertainties as set forth herein and in our Form 10-K for the year ended December 31, 1999.

Our future capital requirements depend on many factors, including as follows: continued scientific progress in its drug discovery programs, the magnitude of these programs, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, changes in the existing collaborative research relationships, our ability to establish and maintain development arrangements, the cost of manufacturing scale-up and effective commercialization activities and arrangements.

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

RISKS AND UNCERTAINTIES

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

WE ARE AT AN EARLY STAGE OF DEVELOPMENT. IF WE DO NOT SUCCESSFULLY DEVELOP AND COMMERCIALIZE OUR PRODUCTS, WE MAY NEVER GENERATE SIGNIFICANT REVENUES.

We are a research and development focused company. In collaboration with our corporate partner, Pharmacia, we expect that Pharmacia will initiate Phase I/II human clinical trials by the end of 2000. There are many factors which are outside of our control that may effect the timing of these trials and we cannot assure you the trials will commence within the anticipated timeframe. We have not completed the development of any product and, accordingly, have not begun to market or generate revenues from the commercialization of any product. We do not expect to market any of our therapeutic or prophylactic products for a number of years. If we do not successfully develop and commercialize products we may never generate significant revenues. Our potential therapies under development will require time consuming and costly research and development efforts, preclinical studies, clinical testing, regulatory approvals and additional investment prior to their commercialization, which may never occur.

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

IF PHARMACIA TERMINATES ITS COLLABORATION WITH US OR FAILS TO PERFORM AS EXPECTED UNDER THE COLLABORATION AGREEMENT, IT WILL SIGNIFICANTLY HARM THE DEVELOPMENT OF OUR CANCER EPITOPE PRODUCTS.

We have entered into a research and development collaboration with Pharmacia with respect to the production, use and sale of pharmaceutical products derived from our cancer epitopes and the use thereof in therapeutic vaccines. This collaboration is our only significant collaboration, and we are substantially dependent upon it. The success of the collaboration will depend, in significant part, on Pharmacia's development, competitive marketing and strategic considerations, including the relative advantages of alternative products being developed or marketed by competitors. We expect that substantially all of our revenues for the foreseeable future will result from payments under our existing, and any future, collaborations, including royalties on product sales and interest income. We cannot be certain that Pharmacia will perform its obligations under the collaboration or that we will receive any future milestone payments or other amounts under the collaboration.

We do not directly control the amount or timing of resources that Pharmacia will devote to our collaboration, including the decision whether to proceed with clinical trials. Pharmacia may not commit sufficient resources to our research and development programs or the commercialization of our products. If Pharmacia fails to conduct its activities in a timely manner, or at all, our preclinical or clinical development related to our partnership with Pharmacia could be delayed or terminated. The suspension or termination of the our collaboration with Pharmacia, the failure of such collaboration to be successful or the delay in the development or commercialization of pharmaceutical products pursuant to such collaboration could harm our business.

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

OUR ADDITIONAL FINANCING REQUIREMENTS AND LIMITED ACCESS TO FINANCING MAY ADVERSELY AFFECT OUR ABILITY TO DEVELOP PRODUCTS.

As of March 31, 2000, we had $12.1 million in cash, cash equivalents, restricted cash and short-term investments. Our future capital requirements will depend on many factors, including as follows: our ability to establish and maintain collaborative arrangements; progress with pre-clinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; changes in our existing research relationships; continued scientific progress in our drug discovery programs; the magnitude of our drug discovery programs; the cost of manufacturing scale-up; and effective commercialization activities and arrangements.

We intend to seek additional funding through collaborative arrangements or equity or debt financings. If additional financing is not available, we anticipate that our existing resources will enable us to maintain our current and planned operations through the end of 2001. We may not be able to obtain financing on favorable terms, if at all, or enter additional collaborations to reduce our funding requirements. If we acquire funds by issuing securities, further dilution to existing stockholders may result. If we acquire funds through additional collaborations, we will likely have to relinquish some or all of the rights to products or technologies that we may have otherwise developed ourselves.

OUR HISTORY OF OPERATING LOSSES AND OUR EXPECTATIONS OF CONTINUING LOSSES MAY HURT OUR ABILITY TO CONTINUE OPERATIONS.

We have experienced significant operating losses since our inception in 1987. As of March 31, 2000, we had an accumulated deficit of $137.7 million. We have not generated revenues from the commercialization of any product. All of our revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants, certain asset divestitures and interest income. We expect to incur substantial net operating losses which may imperil our ability to continue operations. To achieve profitable operations, we, alone or with partners, must successfully identify, develop, register and market proprietary products. We may not be able to generate sufficient product revenue to become profitable on a sustained basis or at all.

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

IF WE DO NOT DEVELOP A SUFFICIENT SALES AND MARKETING FORCE, WE MAY NOT BE ABLE TO SUCCESSFULLY COMMERCIALIZE OUR PRODUCTS.

We have no experience in sales, marketing or distribution. Before we can market any of our products directly, we must develop a substantial marketing and sales force with technical expertise and supporting distribution capability. Alternatively, we may obtain the assistance of a pharmaceutical company with a large distribution system and a large direct sales force. Other than our agreements with Pharmacia and Takara, we do not have any existing distribution arrangements with any pharmaceutical company for our products under development. We cannot be sure that we can establish sales and distribution capabilities or successfully gain market acceptance for our products. If we cannot develop sales and distribution capabilities, we may not be able to successfully commercialize our products.

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

Our officers, directors and stockholders with at least 10% of our stock together control approximately 46% of our outstanding common stock and preferred stock, on a combined, as-converted basis. If these officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

WE HAVE NEVER PAID DIVIDENDS.

We have never paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future.

PART II. OTHER INFORMATION
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the period covered by this Form 10-Q, the Company sold and issued the following securities which were registered under the Securities Act of 1933, as amended (the "Securities Act"):

        1. In February 2000, pursuant to the terms of an equity financing, we issued 1,200,000 shares of common stock to accredited investors at a purchase price of $3.60 per share. Gross proceeds to us for such financing totaled $4.3 million.

The sale and issuance of securities in the transaction described above was deemed to be exempt from registration under the Securities Act by virtue of
Section 4(2) and/or Regulation D promulgated thereunder.

ITEM 6. EXHIBITS

        Exhibit 27.1    Financial Data Schedule

                                  EPIMMUNE INC.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      EPIMMUNE INC.



Date: May 12, 2000                    By:     /s/ Deborah A. Schueren
                                         ---------------------------------
                                          Deborah A. Schueren
                                          President, Chief Executive Officer and
                                          Chief Financial Officer