Form 10-Q
period 2000-06-30
EPIMMUNE INC
filed 2000-08-14
CIK 822206

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000, or

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

Common Stock:  $.01 par value 7,345,343 shares outstanding as of August 9, 2000.

                                  EPIMMUNE INC.
                                QUARTERLY REPORT
                                    FORM 10-Q

                                TABLE OF CONTENTS

COVER PAGE......................................................................  1

TABLE OF CONTENTS...............................................................  2

PART I.  FINANCIAL INFORMATION

         ITEM 1.    Financial Statements

                    Condensed Consolidated Balance Sheets as of
                    June 30, 2000 and December 31, 1999.........................  3

                    Condensed Consolidated Statements of Operations
                    For the Three and Six Months Ended June 30, 2000 and 1999...  4

                    Condensed Consolidated Statements of Cash Flows
                    For the Six Months Ended June 30, 2000 and 1999.............  5

                    Notes to Condensed Consolidated Financial Statements........  6

         ITEM 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.........................  9

         ITEM 3.    Quantitative and Qualitative Disclosures about Market
                    Risk........................................................ 12

PART II. OTHER INFORMATION

         ITEM 1.    Legal Proceedings...........................................  *

         ITEM 2.    Changes in Securities and Use of Proceeds................... 20

         ITEM 3.    Defaults upon Senior Securities.............................  *

         ITEM 4.    Submission of Matters to a Vote of Security Holders......... 20

         ITEM 5.    Other Information...........................................  *

         ITEM 6.    Exhibits and Reports on Form 8-K............................ 21

         SIGNATURE.............................................................. 22

* No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS



                                  EPIMMUNE INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                             JUNE 30,        DECEMBER 31,
                                                               2000              1999
                                                            -----------      ------------
                                                            (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                  $   1,590         $   1,843
  Short-term investments                                         8,378             6,412
  Prepaids and other current assets                                652               460
                                                             ---------         ---------
    Total current assets                                        10,620             8,715

Restricted cash                                                    472               472
Property and equipment, net                                        904               817
Patents and other assets                                         2,843             2,701
                                                             ---------         ---------
    Total assets                                             $  14,839         $  12,705
                                                             =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                   $   1,067         $     970
  Deferred contract revenues                                        --                38
  Accrued restructuring cost                                       134               342
  Accrued payroll and related expenses                             234               212
  Current portion of notes payable                                 288               230
                                                             ---------         ---------
    Total current liabilities                                    1,723             1,792

Notes payable, less current portion                                416               436
Deferred rent                                                       89                55

Commitments

Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000
    shares authorized, 1,409,288 shares issued
    and outstanding at June 30, 2000 and                            14                14
    December 31, 1999
  Common stock, $.01 par value, 25,000,000 shares
    authorized, 7,345,343 shares and 6,048,945 shares
    issued and outstanding at June 30, 2000 and
    December 31, 1999, respectively                                 73                60
  Additional paid-in capital                                   151,742           147,393
  Deferred compensation                                            (23)               --
  Accumulated deficit                                         (139,155)         (136,988)
  Unrealized loss on available-for-sale securities                 (40)              (57)
                                                             ---------         ---------
    Total stockholders' equity                                  12,611            10,422
                                                             ---------         ---------
                                                             $  14,839         $  12,705
                                                             =========         =========

See accompanying notes.

                                  EPIMMUNE INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                             JUNE 30,                            JUNE 30,
                                      2000              1999              2000              1999
                                   -----------------------------       -----------------------------
REVENUES
Research and development           $        --         $      --         $      --         $     500
Research grants                            364               474               691               903
                                   -----------       -----------       -----------       -----------
Total revenues                             364               474               691             1,403

COSTS AND EXPENSES
Research and development                 1,395             2,035             2,873             6,314
General and administrative                 557               351             1,218             1,589
Restructuring costs                         --                --                --             3,700
                                   -----------       -----------       -----------       -----------
  Total costs and expenses               1,952             2,386             4,091            11,603

  Loss from operations                  (1,588)           (1,912)           (3,400)          (10,200)

Minority interest in net loss
  of consolidated subsidiary                --               382                --               523
Interest income, net                       135                91               271               194
Other income                                --               550               961               550
Gain on disposal of assets                  --                15                --             3,311
                                   -----------       -----------       -----------       -----------
Net loss                           $    (1,453)      $      (874)      $    (2,168)      $    (5,622)
                                   ===========       ===========       ===========       ===========

Net loss per share -
   basic and diluted               $     (0.21)      $     (0.17)      $     (0.33)      $     (1.13)
                                   ===========       ===========       ===========       ===========

Shares used in computing
  net loss per share -
  basic and diluted                  6,996,064         4,997,422         6,636,996         4,994,493
                                   ===========       ===========       ===========       ===========


See accompanying notes.

                                  EPIMMUNE INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                       2000           1999
                                                                     -----------------------
OPERATING ACTIVITIES

Net loss                                                             $ (2,168)      $ (5,622)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                         255            338
    Deferred rent                                                          34             --
    Deferred revenue                                                      (38)          (515)
    Stock warrants relating to severance agreement                         29             --
    Amortization of premium/discounts on short-term investments             5             --
    Gain on disposal of assets                                             (5)        (3,311)
    Minority interest in consolidated subsidiary                           --           (523)
    Restructuring operating expenses                                     (208)        (1,153)
    Receivable from fixed assets held for sale                             --            459
    Accrued restructuring costs                                            --          3,700
    Net change in operating assets and liabilities, net
      of divestitures:
      Other current assets                                               (192)           (51)
      Accounts payable and accrued liabilities                             97           (915)
      Accrued payroll and related expenses                                 22           (127)
                                                                     --------       --------
Net cash used in operating activities                                  (2,169)        (7,720)

INVESTING ACTIVITIES
Purchases of available-for-sale securities                             (3,242)        (1,566)
Maturities of available-for-sale securities                             1,290             --
Sales of available-for-sale securities                                     --          2,820
Proceeds from the sale of property and equipment                            5          3,210
Proceeds from the sale of patents, net of fees                             --          2,909
Purchase of property and equipment                                       (185)          (280)
Patents                                                                  (300)            --
Deposits and other assets                                                  --             10
Repayment of note                                                          --            519
                                                                     --------       --------
Net cash (used in) provided by investing activities                    (2,432)         7,622

FINANCING ACTIVITIES
Principal payments under equipment notes payable
   and note payable to bank                                              (112)          (917)
Loan draw proceeds-equipment loan                                         150             --
Net proceeds from issuance of common stock                              4,310            198
                                                                     --------       --------
Net cash provided by (used in) financing activities                     4,348           (719)

Decrease in cash and cash equivalents                                    (253)          (817)
Cash and cash equivalents at beginning of period                        1,843          2,594
                                                                     --------       --------
Cash and cash equivalents at end of period                           $  1,590       $  1,777
                                                                     ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                        $     33       $     82
                                                                     ========       ========

DISCLOSURES OF NON-CASH INVESTING AND FINANCING
ACTIVITIES
Unrealized losses on available-for-sale securities                   $     17       $     48
                                                                     ========       ========
Asset write down in accrued restructuring charge                     $     --       $    587
                                                                     ========       ========
Assumption of debt                                                   $     --       $    868
                                                                     ========       ========
Additions to obligations under capital leases                        $     --       $    420
                                                                     ========       ========


See accompanying notes.

                                  EPIMMUNE INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2000

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

On July 1, 1999, the Company completed a series of transactions (the "Exchange Transactions") in which it: (i) transferred all of the outstanding shares of Epimmune's Series B-1 Preferred Stock then held by Cytel to G.D.Searle & Co. ("Searle") in exchange for all of the outstanding shares of Cytel's Series B Preferred Stock, (ii) issued 859,666 shares of Cytel's Series S Preferred Stock and 549,622 shares of Cytel's Series S-1 Preferred Stock to Searle in exchange for all outstanding shares of Epimmune's Series B Preferred Stock and Series B-1 Preferred Stock and (iii) issued a total of 1,027,782 shares of Cytel's Common Stock to the holders of Common Stock of Epimmune in exchange for all outstanding shares of Epimmune's Common Stock. The acquisition of the minority interest in Epimmune, through the exchange transaction, was accounted for as a purchase. The Company recorded the acquisition of the minority interest at the fair market value of the preferred and common stock issued, and determined that the excess of the purchase price over the identifiable net assets of $3.2 million was in-process technology based on a discounted cash flow analysis of that technology. The analysis, with a discount rate of 50%, was based on estimated research and development costs for nine years and product revenues beginning in year six, after the assumed completion of clinical trials and product approval by the FDA. The analysis also considered milestone payments based on scientific accomplishments and new collaborative revenues based on projected future collaboration agreements. The value of the technology was charged to acquired in-process technology because technological feasibility had not been achieved nor had alternative future uses for the technology been identified. Following the Exchange Transactions, Cytel merged with Epimmune and changed its name to Epimmune Inc. As of June 30, 2000, Pharmacia Corporation, the successor to Searle ("Pharmacia") owned 4.32% of the Company's outstanding common stock and all of the Company's outstanding preferred stock.

Prior year condensed consolidated financial statements include the accounts of Cytel and Epimmune. All significant intercompany accounts and transactions have been eliminated in consolidation. The minority interest calculation was based on the average quarterly third parties' ownership in Epimmune.

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

3.      DISCONTINUANCE OF CYTEL OPERATIONS

In the first quarter of 1999, Cytel discontinued its therapeutic anti-inflammatory business and recorded a restructuring charge of $3.7 million, an amount that was reduced to $2.7 million in the fourth quarter of 1999. As of June 30, 2000, the balance of the restructuring charge is $0.1 million which relates primarily to an IRS assessment of employment and income taxes in connection with Cytel's Employee Stock Purchase Plan. The accrued restructuring charge includes the following:

                                                June 30,      December 31,
                                                  2000            1999
                                                --------      ------------
Minimum commitments for lease facilities        $     --        $ 56,000
Employee severance                                    --          10,000
Other loss contingencies                         134,000         276,000
                                                --------        --------

Accrued restructuring costs                     $134,000        $342,000

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

On July 10, 2000, we received a contingency payment of $0.3 million from Neose related to our delivery of certain materials under the Neose agreement. On July 11, 2000, we made payment of $0.3 million to Nextran in satisfaction of our obligation under the Nextran agreement to pay a residual participating interest to Nextran of up to $0.3 million from any contingency payments received by us in connection with the sale of any assets used in the business acquired by Nextran.

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

7.      EQUIPMENT LOAN AGREEMENT

On April 26, 2000, the Company signed a modification to an existing loan agreement with Silicon Valley Bank increasing the available credit limit by $0.4 million to be used in 2000. These funds will primarily be used for enhancements and upgrades of our scientific information management systems and databases. As of June 30, 2000, $0.2 million had been advanced against this amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those discussed below and in the section entitled "Risks and Uncertainties," as well as those discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Unless otherwise indicated, all references to "Cytel" are to Cytel Corporation. Epimmune Inc. was a majority-owned subsidiary of Cytel until July 1, 1999, at which time Cytel and Epimmune Inc. merged. All references to "we," "us," "our" or "our company" are to the combined entity of Cytel and Epimmune Inc.

Since Cytel's inception in July 1987, we have devoted substantially all of our resources to the discovery and development of potential therapeutic and prophylactic products. To date, we have not received any revenues from the sale of products. We have funded our research and development primarily from equity-derived working capital and through strategic alliances with other companies. We have been unprofitable since our inception and expect to incur substantial operating losses for the next several years. As of June 30, 2000, our accumulated deficit was approximately $139.2 million.

RESULTS OF OPERATIONS

Three months ended June 30, 2000 ("2000"), as compared with three months ended June 30, 1999 ("1999").

In 2000, we had total revenues of $0.4 million related to research grants, as compared to $0.5 million of revenue related to research grants in 1999.

Research and development expenses in 2000 decreased to $1.4 million from $2.0 million in 1999. The decrease relates primarily to the recognition of patent costs as expense when incurred during the 1999 period compared to capitalizing and amortizing patent costs over ten years during the 2000 period. At the end of 1999, we adjusted the method used to recognize patent costs on a year to date basis to reflect capitalization and amortization of patent expense.

General and administrative expenses increased to $0.6 million in 2000 from $0.4 million in 1999. This increase relates primarily to increased staffing and associated expenses for business development, financial and administrative activities.

Net interest income was $0.14 million in 2000 and $0.10 million in 1999 based on higher average cash balances during the 2000 period.

We had no other income during 2000 compared to other income of $0.6 million during 1999 related primarily to $0.5 million from Elan International Services in consideration for the buyout of certain future milestone obligations by Elan.

Six months ended June 30, 2000 ("2000"), as compared with six months ended June 30, 1999 ("1999").

In 2000, we had total revenues of $0.7 million, all related to research grants, as compared to revenues of $1.4 million in 1999, which included $0.9 million of revenue from research grants and $0.5 million of revenue recognized in connection with the sale of Cytel's Glytec carbohydrate synthesis and manufacturing business.

Research and development expenses in 2000 decreased to $2.9 million from $6.3 million in 1999. The decrease relates to the discontinuation of Cytel operations during the first quarter of 1999 and the recognition of patent costs as expense when incurred during the 1999 period compared to capitalizing and amortizing patent costs over ten years during the 2000 period. At the end of 1999, we adjusted the method used to recognize patent costs on a year to date basis to reflect capitalization and amortization of patent expense.

General and administrative expenses were $1.2 million in 2000 compared to $1.6 million in 1999. The decrease relates to the discontinuation of Cytel's operations during 1999 partially offset by increased staffing and associated expenses for business development, financial and administrative activities after discontinuation of Cytel's operations.

We had no restructuring charges in 2000 compared to $3.7 million in restructuring charges in 1999 related to the termination of non-Epimmune operations.

Net interest income was $0.3 million in 2000 compared to $0.2 million in 1999, based on higher average cash balances.

Other income was $1.0 million in 2000 compared to $0.6 million in 1999. The 2000 amount represents a payment from Elan of $0.5 million related to the assignment of a license and the release of $0.5 million from escrow under the Neose agreement. The 1999 amount relates primarily to $0.5 million from Elan International Services in consideration for the buyout of certain future milestone obligations by Elan.

There was no gain on the disposal of assets during the 2000 period compared to a $3.3 million gain on disposal of assets in 1999 related to the sale of Cytel's Glytec carbohydrate synthesis and manufacturing business.

We expect to incur operating losses over the next several years due to continuing expenses associated with our research and development programs, including preclinical testing and clinical trials. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of revenues received and expenses incurred, and such fluctuations may be substantial.

LIQUIDITY AND CAPITAL RESOURCES

We have financed operations since inception primarily through private placements of our equity securities, two public common stock offerings, revenues under collaborative research and development agreements, grant revenues, capital and operating lease transactions, certain asset divestitures and interest income. Through June 2000, we have raised approximately $149.5 million from the sale of equity securities.

In February 2000, we raised $4.3 million through the private placement of an aggregate of 1.2 million shares of our common stock. The purchase price was $3.60 per share, representing a 15% discount to the prior 30-day trading average for our common stock. As of June 30, 2000, we had approximately 8,811,720 shares outstanding on an as-converted basis, assuming conversion of preferred shares held by Pharmacia. Investors in the private placement included the State of Wisconsin Investment Board and the Biotechnology Value Fund, L.P. and related funds.

As of June 30, 2000, our cash, cash equivalents, restricted cash and short-term investments were $10.4 million compared to $8.7 million at December 31, 1999. The increase was primarily due to private placement proceeds of $4.3 million partially offset by cash used for operations. We expect to continue to use our cash, cash equivalents and short-term investments to fund our ongoing vaccine research programs. We had net working capital of $8.9 million as of June 30, 2000 compared to $6.9 million as of December 31, 1999.

Capital expenditures totaled $0.2 million in the first six months of 2000, compared to $0.3 million in the first six months of 1999. Expenditures, during both periods, were primarily for laboratory equipment. On April 26, 2000, we signed a modification to an existing loan agreement with Silicon Valley Bank increasing the available credit limit by $0.4 million to be used in 2000. These funds will primarily be used for enhancements and upgrades of our scientific information management systems and databases. As of June 30, 2000, $0.2 million had been advanced against this amount. We have financed our laboratory equipment and research and office facilities primarily through operating lease arrangements and a note payable.

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

We expect our existing resources will be adequate to satisfy our operational requirements through the end of 2001. The estimate for the period for which we expect our available cash balances and existing sources of funding to be sufficient to meet our operational requirements is a forward-looking statement that involves risks and uncertainties as set forth herein and in our Form 10-K for the year ended December 31, 1999.

Our future capital requirements depend on many factors, including continued scientific progress in our drug discovery programs, the magnitude of these programs, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, changes in the existing collaborative research relationships, our ability to establish and maintain development arrangements, the cost of manufacturing scale-up and effective commercialization activities and arrangements.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2000, our investment portfolio included fixed-income securities of $10.0 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates would have no material impact on our financial condition or results of operations.

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

WE ARE AT AN EARLY STAGE OF DEVELOPMENT. IF WE DO NOT SUCCESSFULLY DEVELOP AND COMMERCIALIZE OUR PRODUCTS, WE MAY NEVER GENERATE SIGNIFICANT REVENUES.

We are a research and development focused company. In collaboration with our corporate partner, Pharmacia, we expect that Pharmacia will initiate Phase I/II human clinical trials by late 2000 or early 2001. There are many factors outside of our control that may effect the timing of these trials and we cannot assure you the trials will commence within the anticipated timeframe. We have not completed the development of any product and, accordingly, have not begun to market or generate revenues from the commercialization of any product. We do not expect to market any of our therapeutic or prophylactic products for a number of years. If we do not successfully develop and commercialize products we may never generate significant revenues. Our potential therapies under development will require time consuming and costly research and development efforts, preclinical studies, clinical testing, regulatory approvals and additional investment prior to their commercialization, which may never occur.

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

OUR ADDITIONAL FINANCING REQUIREMENTS AND LIMITED ACCESS TO FINANCING MAY ADVERSELY AFFECT OUR ABILITY TO DEVELOP PRODUCTS.

As of June 30, 2000, we had $10.4 million in cash, cash equivalents, restricted cash and short-term investments. Our future capital requirements will depend on many factors, including as follows: our ability to establish and maintain collaborative arrangements; progress with pre-clinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; changes in our existing research relationships; continued scientific progress in our drug discovery programs; the magnitude of our drug discovery programs; the cost of manufacturing scale-up; and effective commercialization activities and arrangements.

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

OUR HISTORY OF OPERATING LOSSES AND OUR EXPECTATIONS OF CONTINUING LOSSES MAY HURT OUR ABILITY TO CONTINUE OPERATIONS.

We have experienced significant operating losses since our inception in 1987. As of June 30, 2000, we had an accumulated deficit of $139.2 million. We have not generated revenues from the commercialization of any product. All of our revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants, certain asset divestitures and interest income. We expect to incur substantial net operating losses which may imperil our ability to continue operations. To achieve profitable operations, we, alone or with partners, must successfully identify, develop, register and market proprietary products. We may not be able to generate sufficient product revenue to become profitable on a sustained basis or at all.

IF WE CANNOT COST-EFFECTIVELY MANUFACTURE OUR PRODUCTS AND THE PRODUCTS OF OUR PARTNERS IN COMMERCIAL QUANTITIES AND IN COMPLIANCE WITH REGULATORY REQUIREMENTS, WE MAY NOT BE ABLE TO SUCCESSFULLY COMMERCIALIZE OUR PRODUCTS.

To be successful, our products and the products of our partners must be manufactured in commercial quantities in compliance with regulatory requirements and at an acceptable cost. We have not commercialized any products, nor have we demonstrated that we can manufacture commercial quantities of our product candidates or our partners' product candidates in accordance with regulatory requirements. We intend to rely on third party contract manufacturers to produce materials needed for clinical trials and product commercialization. Third party manufacturers may not be able to meet our needs with respect to timing, quantity or quality. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, it may delay clinical trials, regulatory approvals and marketing efforts for our products. Such delays could adversely affect our competitive position and our chances of achieving profitability. We cannot be sure that we can manufacture, either on our own our through contracts with third parties, such products at a cost or in quantities which are commercially viable.

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

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

During the period covered by this Form 10-Q, the Company sold and issued the following securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

1. In May 2000, the Company issued warrants to purchase an aggregate of 4,960 shares of Common Stock with an exercise price of $1.875 to Virgil Thompson, former President and Chief Executive Officer of Cytel, and Robert L. Roe, former Chief Operating Officer of Cytel. The warrants were issued in connection with severance agreements with such former officers.

The sale and issuance of securities in the transaction described above was deemed to be exempt from registration under the Securities Act by virtue of
Section 4(2) and/or Regulation D promulgated thereunder.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 2000 Annual Meeting of Stockholders ("Annual Meeting") was held June 9, 2000. The matters voted on at the Annual Meeting were:

    1.  To elect the Board of Directors.

    2.  To approve the Company's 2000 Stock Plan.

    3. To ratify the selection of Ernst & Young LLP, as independent auditors for the Company for the year ending December 31, 2000.

At the Annual Meeting, 5,891,802 shares of Common Stock out of a total of 7,344,764 shares of Common Stock outstanding at the record date were represented in person or by proxy, 893,012 shares of Series S Preferred Stock out of a total of 893,012 shares of Series S Preferred Stock outstanding at a record date were represented in person or by proxy and 535,387 shares of Series S-1 Preferred Stock out of a total of 535,387 shares of Series S-1 Preferred Stock outstanding at the record date were represented in person or by proxy. The holder of preferred stock votes its shares on all matters to be voted upon at the Annual Meeting on an as-converted to common stock basis, provided that it will not be entitled to vote such shares to the extent that the total number of shares of voting capital stock held by it and its affiliates would exceed 19.9%.

The results of the stockholders' vote on each matter set forth below:

1.  Election of the Board of Directors.

        Nominees                                          For            Withheld
        --------                                        ---------        --------
        Howard E. Greene, Jr.                           7,302,243         17,958
        William T. Comer, Ph.D.                         7,302,243         17,958
        Michael G. Grey                                 7,302,243         17,958
        John P. McKearn, Ph.D.                          7,302,243         17,958
        Deborah A. Schueren                             7,302,243         17,958

2.  Approve the Company's 2000 Stock Plan.

                                                          Votes
                                                        ---------
                             For                        4,716,895
                             Against                      587,271
                             Abstain                       14,994

3. Ratify the selection of Ernst &Young LLP, as independent auditors for the year ending December 31, 2000.

                                                          Votes
                                                        ---------
                             For                        7,308,612
                             Against                        4,648
                             Abstain                        6,941

ITEM 6.   Exhibits

          Exhibit 10.75       Letter Agreement between Epimmune and Robert
                              De Vaere dated May 4, 2000

          Exhibit 10.76 Letter Agreement between Epimmune and Mark Newman dated May 4, 2000

          Exhibit 27.1        Financial Data Schedule

                                  EPIMMUNE INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                EPIMMUNE INC.



Date: August 14, 2000           By:    /s/ Deborah A. Schueren
                                   ---------------------------------------------
                                    Deborah A. Schueren
                                    President, Chief Executive Officer and
                                    Director



Date: August 14, 2000           By:    /s/ Robert De Vaere
                                   ---------------------------------------------
                                    Robert De Vaere
                                    Vice President, Finance and Chief
                                    Financial Officer
                                    (Principal Financial and Accounting Officer)