Form 10-Q
period 2000-09-30
EPIMMUNE INC
filed 2000-11-14
CIK 822206

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000, or

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

Common Stock: $.01 par value 7,847,343 shares outstanding as of November 10, 2000.

                                  EPIMMUNE INC.
                                QUARTERLY REPORT
                                    FORM 10-Q

                                TABLE OF CONTENTS


COVER PAGE ...........................................................................       1

TABLE OF CONTENTS ....................................................................       2

PART I.  FINANCIAL INFORMATION

         ITEM 1. Financial Statements

                 Condensed Consolidated Balance Sheets as of
                 September 30, 2000 and December 31, 1999 ............................       3

                 Condensed Consolidated Statements of Operations For the
                 Three and Nine Months Ended September 30, 2000 and 1999 .............       4

                 Condensed Consolidated Statements of Cash Flows
                 For the Nine Months Ended September 30, 2000 and 1999 ...............       5

                 Notes to Condensed Consolidated Financial Statements ................       6

         ITEM 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .................................       9

         ITEM 3. Quantitative and Qualitative Disclosures about Market Risk ..........      13

PART II. OTHER INFORMATION

         ITEM 1. Legal Proceedings ...................................................       *

         ITEM 2. Changes in Securities and Use of Proceeds ...........................       *

         ITEM 3. Defaults upon Senior Securities .....................................       *

         ITEM 4. Submission of Matters to a Vote of Security Holders .................       *

         ITEM 5. Other Information ...................................................       *

         ITEM 6. Exhibits and Reports on Form 8-K ....................................      22

         SIGNATURE ...................................................................      23

* No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS


                                  EPIMMUNE INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                  2000            1999
                                                             -------------    ------------
                                                              (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                    $   1,137       $   1,843
  Short-term investments                                           7,188           6,412
  Prepaids and other current assets                                  474             460
                                                             -------------    ------------
    Total current assets                                           8,799           8,715

Restricted cash                                                      472             472
Property and equipment, net                                          999             817
Patents and other assets                                           2,916           2,701
                                                             -------------    ------------
    Total assets                                               $  13,186       $  12,705
                                                             =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                     $     843       $     970
  Deferred contract revenues                                           -              38
  Accrued restructuring cost                                         130             342
  Accrued payroll and related expenses                               236             212
  Current portion of notes payable                                   325             230
                                                             -------------    ------------
    Total current liabilities                                      1,534           1,792

Notes payable, less current portion                                  404             436
Deferred rent                                                        104              55

Commitments

Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000
    shares authorized, 1,409,288 shares issued
    and outstanding at September 30, 2000 and
    December 31, 1999                                                 14              14
  Common stock, $.01 par value, 25,000,000
    shares authorized, 7,347,343 shares and
    6,048,945 shares issued and outstanding at
    September 30, 2000 and December 31, 1999,
    respectively                                                      73              60
  Additional paid-in capital                                     151,742         147,393
  Deferred compensation                                               (9)             --
  Accumulated deficit                                           (140,661)       (136,988)
  Unrealized loss on available-for-sale securities                   (15)            (57)
                                                             -------------    ------------
    Total stockholders' equity                                    11,144          10,422
                                                             -------------    ------------
    Total liabilities and stockholders' equity                 $  13,186       $  12,705
                                                             =============    ============



See accompanying notes.

                                  EPIMMUNE INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                      THREE MONTHS                 NINE MONTHS
                                     ENDED SEPT. 30,             ENDED SEPT. 30,
                                  ---------------------       ----------------------
                                   2000          1999          2000           1999
                                  -------       -------       -------       --------
REVENUES
Milestone                         $    --       $ 2,000       $    --       $  2,000
Research and development               --            --            --            500
Research grants                       451           462         1,142          1,365
                                  -------       -------       -------       --------
Total revenues                        451         2,462         1,142          3,865

COSTS AND EXPENSES
Research and development            1,532         1,597         4,406          7,911
General and administrative            545           519         1,762          2,108
Restructuring costs                    --            --            --          3,700
Write-off of in-process
  technology                           --         3,154            --          3,154
                                  -------       -------       -------       --------
  Total costs and expenses          2,077         5,270         6,168         16,873

  Loss from operations             (1,626)       (2,808)       (5,026)       (13,008)

Minority interest in net
  loss of consolidated
  subsidiary                           --            --            --            523
Interest income, net                  120            93           392            287
Other income                           --            --           961            550
Gain (loss) on disposal of
  assets                               --           (93)           --          3,218
                                  -------       -------       -------       --------
Net loss                          $(1,506)      $(2,808)      $(3,673)      $ (8,430)
                                  =======       =======       =======       ========

Net loss per share -
  basic and diluted               $ (0.21)      $ (0.51)      $ (0.54)      $  (1.63)
                                  =======       =======       =======       ========

Shares used in computing
  net loss per share -
  basic and diluted                 7,063         5,489         6,779          5,160
                                  =======       =======       =======       ========



See accompanying notes.

                                  EPIMMUNE INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  NINE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                             ---------------------
                                                              2000          1999
                                                             -------       -------
OPERATING ACTIVITIES
Net loss                                                     $(3,673)      $(8,430)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                388           446
    Amortization of deferred compensation                         14            --
    Deferred rent                                                 49            37
    Deferred revenue                                             (38)         (515)
    Stock warrants relating to severance agreement                29            --
    Amortization of premium/discounts on short-term
      investments                                                  4            --
    Gain on disposal of assets                                    (5)       (3,233)
    Minority interest in consolidated subsidiary                  --          (523)
    Restructuring operating expenses                            (212)       (1,524)
    Write-off of in-process technology                            --         3,154
    Accrued restructuring costs                                   --         3,700
    Net change in operating assets and liabilities, net
      of divestitures:
      Other current assets                                       (14)          469
      Accounts payable and accrued liabilities                  (127)       (1,463)
      Accrued payroll and related expenses                        24          (214)
                                                             -------       -------
Net cash used in operating activities                         (3,561)       (8,096)

INVESTING ACTIVITIES
Purchases of available-for-sale securities                    (3,742)       (2,087)
Maturities of available-for-sale securities                    3,005            --
Sales of available-for-sale securities                            --         4,524
Proceeds from the sale of property and equipment                   5         3,681
Proceeds from the sale of patents, net of fees                    --         3,035
Purchase of property and equipment                              (329)         (704)
Patents                                                         (458)         (126)
Deposits and other assets                                         --            10
Repayment of note                                                 --           519
                                                             -------       -------
Net cash (used in) provided by investing activities           (1,519)        8,852

FINANCING ACTIVITIES
Principal payments under equipment notes payable
  and note payable to bank                                      (170)         (939)
Loan draw proceeds-equipment loan                                233           510
Net proceeds from issuance of common stock                     4,311           144
                                                             -------       -------
Net cash provided by (used in) financing activities            4,374          (285)

Increase (decrease) in cash and cash equivalents                (706)          471
Cash and cash equivalents at beginning of period               1,843         2,594
                                                             -------       -------
Cash and cash equivalents at end of period                   $ 1,137       $ 3,065
                                                             =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                $    52       $    97
                                                             =======       =======

DISCLOSURES OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES
Unrealized gains on available-for-sale securities            $    42       $    49
                                                             =======       =======
Asset write down in accrued restructuring charge             $    --       $   587
                                                             =======       =======
Assumption of debt                                           $    --       $   838
                                                             =======       =======
Exchange of common and preferred stock                       $    --       $ 3,096
                                                             =======       =======



See accompanying notes.

                                  EPIMMUNE INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000

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

On July 1, 1999, the Company completed a series of transactions (the "Exchange Transactions") in which it: (i) transferred all of the outstanding shares of Epimmune's Series B-1 Preferred Stock then held by Cytel to G.D.Searle & Co. ("Searle") in exchange for all of the outstanding shares of Cytel's Series B Preferred Stock, (ii) issued 859,666 shares of Cytel's Series S Preferred Stock and 549,622 shares of Cytel's Series S-1 Preferred Stock to Searle in exchange for all outstanding shares of Epimmune's Series B Preferred Stock and Series B-1 Preferred Stock and (iii) issued a total of 1,027,782 shares of Cytel's Common Stock to the holders of Common Stock of Epimmune in exchange for all outstanding shares of Epimmune's Common Stock. The acquisition of the minority interest in Epimmune, through the exchange transaction, was accounted for as a purchase. The Company recorded the acquisition of the minority interest at the fair market value of the preferred and common stock issued, and determined that the excess of the purchase price over the identifiable net assets of $3.2 million was in-process technology based on a discounted cash flow analysis of that technology. The analysis, with a discount rate of 50%, was based on estimated research and development costs for nine years and product revenues beginning in year six, after the assumed completion of clinical trials and product approval by the FDA. The analysis also considered milestone payments based on scientific accomplishments and new collaborative revenues based on projected future collaboration agreements. The value of the technology was charged to acquired in-process technology because technological feasibility had not been achieved nor had alternative future uses for the technology been identified. Following the Exchange Transactions, Cytel merged with Epimmune and changed its name to Epimmune Inc. As of September 30, 2000, Pharmacia Corporation, the successor to Searle ("Pharmacia") owned 4.32% of the Company's outstanding common stock and all of the Company's outstanding preferred stock.

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

3.    DISCONTINUANCE OF CYTEL OPERATIONS

In the first quarter of 1999, Cytel discontinued its therapeutic anti-inflammatory business and recorded a restructuring charge of $3.7 million, an amount that was reduced to $2.7 million in the fourth quarter of 1999. As of September 30, 2000, the balance of the restructuring charge is $0.1 million which relates primarily to an IRS assessment of employment and income taxes in connection with Cytel's Employee Stock Purchase Plan. The accrued restructuring charge includes the following:

                                              September 30,      December 31,
                                                  2000               1999
                                              -------------      ------------
Minimum commitments for lease facilities        $     --          $ 56,000
Employee severance                                    --            10,000
Other loss contingencies                         130,000           276,000
                                              -------------      ------------
Accrued restructuring costs                     $130,000          $342,000

4.    SALE OF CYTEL ASSETS

In the first quarter of 1999, Cytel completed two transactions related to the sale of its Glytec carbohydrate synthesis and manufacturing business. One transaction included the sale of fixed assets and intellectual property, and assignment of certain liabilities and transfer of certain personnel relating to the Glytec business to Baxter Healthcare Corporation's Nextran unit. The other transaction included the sale of intellectual property to Neose Technologies, Inc. ("Neose"). Cytel recorded a gain of approximately $3.3 million in connection with the two transactions. In addition, Neose paid an additional $1.5 million into escrow, the release of which is conditioned on the resolution of certain matters relating to the patents and licenses acquired by Neose, and may pay us up to an additional $1.6 million contingent on potential payments and revenues realized by Neose in connection with certain future corporate collaborations. On March 29, 2000, $0.5 million was released from escrow to the Company based on the satisfaction of certain escrow requirements under the agreement. On October 10, 2000, an additional $0.5 million was released from escrow to the Company based on satisfaction of certain additional escrow requirements under the agreement. Concurrent with the October 10, 2000 release of $0.5 million, the Company signed a letter acknowledging it did not meet the requirement for the final payment of $0.5 million under the escrow agreement by the contractual due date of September 26, 2000, and waived its right to any further payment under the escrow agreement.

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

7.    EQUIPMENT LOAN AGREEMENT

On April 26, 2000, the Company signed a modification to an existing loan agreement with Silicon Valley Bank increasing the available credit limit by $0.4 million to be used in 2000. These funds will primarily be used for enhancements and upgrades of our scientific information management systems and databases. As of September 30, 2000, $0.2 million had been advanced against this amount.

8.    PRIVATE PLACEMENT

On October 16, 2000, the Company completed a private placement of 500,000 newly issued shares of common stock at $4.00 per share, raising proceeds of $2.0 million.

9.    PHARMACIA COLLABORATION

The Company has been notified that Pharmacia has decided to end their collaboration to develop immune stimulating products for the treatment of breast, colon, lung, prostate and other cancers. The Company expects to work with Pharmacia to implement an orderly conclusion to the collaboration and transfer of applicable materials and documentation to the Company so that the Company may proceed with the cancer program, either alone or with another partner. As of September 30, 2000, Pharmacia owned 4.32% of the Company's outstanding common stock and all of the Company's outstanding preferred stock.

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

Since Cytel's inception in July 1987, we have devoted substantially all of our resources to the discovery and development of potential therapeutic and prophylactic products. To date, we have not received any revenues from the sale of products. We have funded our research and development primarily from equity-derived working capital and through strategic alliances with other companies. We have been unprofitable since our inception and expect to incur substantial operating losses for the next several years. As of September 30, 2000, our accumulated deficit was approximately $140.7 million.

RESULTS OF OPERATIONS

Three months ended September 30, 2000 ("2000"), as compared with three months ended September 30, 1999 ("1999").

We had total revenues of $0.5 million in 2000 and $2.5 million in 1999. The revenue for the 2000 period was all related to research grants. In the 1999 period, $2.0 million of revenue was related to a milestone payment from our collaborative partner, Pharmacia, and $0.5 million of revenue was related to research grants. We have been notified that Pharmacia has decided to end our collaboration in the cancer field, and, accordingly, we will receive no further revenues from Pharmacia under that collaboration.

Research and development expenses in 2000 decreased to $1.5 million from $1.6 million in 1999. The decrease relates primarily to the recognition of patent costs as expense when incurred during the 1999 period compared to capitalizing and amortizing patent costs over ten years during the 2000 period. At the end of 1999, we adjusted the method used to recognize patent costs on a year to date basis to reflect capitalization and amortization of patent expense. The decrease in patent costs was partially offset by increased staffing and personnel related expenses and increased spending in sponsored research during 2000 compared to 1999. We expect to incur additional research and development expenses in pursuing our cancer program, either alone or with another partner.

General and administrative expenses were approximately $0.5 million in 2000 and in 1999. Increased spending in 2000, related to increased staffing and associated expenses for business development, financial and administrative activities, was offset by lower expenses during the same period for legal and other outside services.

We had no charges to write-off of in-process technology in 2000. In 1999, we charged $3.2 million to operations for the write-off of in-process technology related to the acquisition of the minority interest in Epimmune. The charge was based on a discounted cash flow analysis prepared to determine the fair value of the excess of purchase price over the identifiable assets recorded as a result of the merger of Cytel and Epimmune.

Net interest income was $0.1 million in 2000 and in 1999.

We had no loss on the disposal of assets during the 2000 period and a loss on disposal of assets of $0.1 million during 1999 due to the write-off of leasehold improvements from the early termination of a facility lease.

Nine months ended September 30, 2000 ("2000"), as compared with nine months ended September 30, 1999 ("1999").

In 2000, we had total revenues of $1.1 million, all related to research grants, as compared to revenues of $3.9 million in 1999, which included $2.0 million in revenue related to a milestone payment from our collaborative partner, Pharmacia, $1.4 million of revenue from research grants and $0.5 million of revenue recognized in connection with the sale of Cytel's Glytec carbohydrate synthesis and manufacturing business. We have been notified that Pharmacia has decided to end our collaboration in the cancer field, and, accordingly, we will receive no further revenues from Pharmacia under that collaboration.

Research and development expenses in 2000 decreased to $4.4 million from $7.9 million in 1999. The decrease relates to the discontinuation of Cytel operations during the first quarter of 1999 and the recognition of patent costs as expense when incurred during the 1999 period compared to capitalizing and amortizing patent costs over ten years during the 2000 period. At the end of 1999, we adjusted the method used to recognize patent costs on a year to date basis to reflect capitalization and amortization of patent expense. We expect to incur additional research and development expenses in pursuing our cancer program, either alone or with another partner.

General and administrative expenses were $1.8 million in 2000 compared to $2.1 million in 1999. The decrease relates to the discontinuation of Cytel's operations during 1999 partially offset by increased staffing and associated expenses for business development, financial and administrative activities after discontinuation of Cytel's operations.

We had no restructuring charges in 2000 compared to $3.7 million in restructuring charges in 1999 related to the termination of non-Epimmune operations.

We had no charges to write-off of in-process technology in 2000. In 1999, we charged $3.2 million to operations for the write-off of in-process technology related to the acquisition of the minority interest in Epimmune. The charge was based on a discounted cash flow analysis prepared to determine the fair value of the excess of purchase price over the identifiable assets recorded as a result of the merger of Cytel and Epimmune.

We had no minority interest in our company during the 2000 period and had a minority interest in the net loss of a consolidated subsidiary of $0.5 million during the 1999 period.

Net interest income was $0.4 million in 2000 compared to $0.3 million in 1999, based on higher average cash balances during the 2000 period.

Other income was $1.0 million in 2000 compared to $0.6 million in 1999. The 2000 amount represents a payment from Elan of $0.5 million related to the assignment of a license and the release of $0.5 million from escrow under the Neose agreement. The 1999 amount relates primarily to $0.5 million from Elan International Services in consideration for the buyout of certain future milestone obligations by Elan and $50,000 from the sale of certain patents and related technology rights to Abaron Biosciences, Inc.

There was no gain on the disposal of assets during the 2000 period compared to a $3.3 million gain on disposal of assets in 1999 related to the sale of Cytel's Glytec carbohydrate synthesis and manufacturing business, offset by the write-off of leasehold improvements of $0.1 million.

We expect to incur operating losses over the next several years due to continuing expenses associated with our research and development programs, including preclinical testing and clinical trials. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of revenues received and expenses incurred, and such fluctuations may be substantial.

LIQUIDITY AND CAPITAL RESOURCES

We have financed operations since inception primarily through private placements of our equity securities, two public common stock offerings, revenues under collaborative research and development agreements, grant revenues, capital and operating lease transactions, certain asset divestitures and interest income. Through September 2000, we have raised approximately $149.5 million from the sale of equity securities.

In February 2000, we raised $4.3 million through the private placement of an aggregate of 1.2 million shares of our common stock. The purchase price was $3.60 per share, representing a 15% discount to the prior 30-day trading average for our common stock. As of September 30, 2000, we had approximately 8,813,720 shares outstanding on an as-converted basis, assuming conversion of preferred shares held by Pharmacia. Investors in the private placement included the State of Wisconsin Investment Board and the Biotechnology Value Fund, L.P. and related funds.

As of September 30, 2000, our cash, cash equivalents, restricted cash and short-term investments were $8.8 million compared to $8.7 million at December 31, 1999. The increase was primarily due to private placement proceeds of $4.3 million partially offset by cash used for operations. We expect to continue to use our cash, cash equivalents and short-term investments to fund our ongoing vaccine research programs. We had net working capital of $7.3 million as of September 30, 2000 compared to $6.9 million as of December 31, 1999.

Capital expenditures totaled $0.3 million in the first nine months of 2000, compared to $0.7 million in the first nine months of 1999. Expenditures, during both periods, were primarily for laboratory equipment. On April 26, 2000, we signed a modification to an existing loan agreement with Silicon Valley Bank increasing the available credit limit by $0.4 million to be used in 2000. These funds will primarily be used for enhancements and upgrades of our scientific information management systems and databases. As of September 30, 2000, $0.2 million had been advanced against this amount, compared to loan draw proceeds of $0.5 million for the first nine months of 1999 under the existing original agreement.

We have financed our laboratory equipment and research and office facilities primarily through operating lease arrangements and a note payable. During the first nine months of 2000 we made payments under the notes payable of $0.2 million, primarily for laboratory equipment compared to payments of $0.9 million during the first nine months of 1999, primarily related to research and office facilities.

Payments related to capitalized patent expenses for the first nine months of 2000 were $0.5 million compared to $0.1 million during the corresponding nine month period of 1999. The increase relates primarily to capitalizing and amortizing patent costs over ten years during the 2000 period compared to the recognition of patent costs as expense when incurred during the 1999 period. At the end of 1999, we adjusted the method used to recognize patent costs on a year to date basis to reflect capitalization and amortization of patent expense.

We expect to incur substantial additional research and development expenditures in connection with our ongoing vaccine research programs, including costs related to preclinical testing, clinical trials and manufacturing, as well as marketing and distribution expenses. It is our intention to seek collaborative research and development relationships with suitable corporate partners. There can be no assurance that any agreements that may result from these discussions will successfully reduce our funding requirements or will not be terminated. For example, we have been notified that Pharmacia has decided to end our collaboration in the cancer field. We will require additional equity or debt financing in order to pursue our research and development programs, and there can be no assurance that these funds will be available on favorable terms, if at all. If adequate funds are not available we may be required to delay, scale back or eliminate one or more of our drug discovery or development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products that we would not otherwise relinquish.

We anticipate that our existing resources will enable us to maintain our current and planned operations through the end of 2001. The estimate for the period for which we anticipate our existing resources to enable us to maintain our current and planned operations is a forward-looking statement that involves risks and uncertainties as set forth herein and in our Form 10-K for the year ended December 31, 1999.

Our future capital requirements depend on many factors, including continued scientific progress in our drug discovery programs, the magnitude of these programs, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, our ability to establish and maintain collaborative arrangements, the cost of manufacturing scale-up and effective commercialization activities and arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2000, our investment portfolio included fixed-income securities of $8.3 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates would have no material impact on our financial condition or results of operations.

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

WE ARE AT AN EARLY STAGE OF DEVELOPMENT. IF WE DO NOT SUCCESSFULLY DEVELOP AND COMMERCIALIZE OUR PRODUCTS, WE MAY NEVER GENERATE SIGNIFICANT REVENUES.

We are a research and development focused company. There are many factors outside of our control that may effect the timing of commencement and completion of clinical trials of any of our drug candidates, and we cannot assure you that clinical trials will commence or be completed within any anticipated timeframe. We previously indicated that Pharmacia was expected to initiate Phase I/II human clinical trials of a drug candidate in our cancer program by late 2000 or early 2001. We have been notified that Pharmacia has decided to end our collaboration in the cancer field. We expect to work with Pharmacia to implement an orderly conclusion to the collaboration and transfer of applicable materials and documentation to us so that we may proceed with the cancer program, either alone or with another partner. Under these circumstances, the clinical trials will not begin within the previously indicated timeframe. We have not completed the development of any product and, accordingly, have not begun to market or generate revenues from the commercialization of any product. We do not expect to market any of our therapeutic or prophylactic products for a number of years. If we do not successfully develop and commercialize products we may never generate significant revenues. Our potential therapies under development will require time consuming and costly research and development efforts, preclinical studies, clinical testing, regulatory approvals and additional investment prior to their commercialization, which may never occur.

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

PHARMACIA'S DECISION TO END OUR COLLABORATION MAY DELAY OR LIMIT OUR ABILITY TO DEVELOP OUR CANCER EPITOPE PRODUCTS.

We have entered into a research and development collaboration with Pharmacia with respect to the production, use and sale of pharmaceutical products derived from our cancer epitopes and the use thereof in therapeutic vaccines. We have been notified that Pharmacia has decided to end our collaboration. This collaboration was our only significant collaboration, and we have been substantially dependent upon it. A significant portion of our revenues for 1999 resulted from payments from Pharmacia, and we will receive no further revenues from Pharmacia. We expect that substantially all of our revenues for the foreseeable future will result from research grants and payments under any future collaborations, including royalties on product sales and interest income. We cannot be certain that Pharmacia will perform its obligations under the collaboration or that we will receive any future milestone payments or other amounts under the collaboration.

In light of the termination of our collaboration with Pharmacia, our preclinical or clinical development of drug candidates in our cancer program could be delayed or terminated, which could harm our business.

IF WE CANNOT OBTAIN AND MAINTAIN COLLABORATION OR LICENSE AGREEMENTS ON ACCEPTABLE TERMS IN THE FUTURE, WE MAY NOT SUCCESSFULLY DEVELOP SOME OF OUR PRODUCTS.

We expect to rely on collaborative arrangements both to develop and commercialize pharmaceutical products. We cannot be certain that we will be able to enter into collaborative arrangements in the future, that any such arrangements will remain in place or be successful or that we will receive royalty revenues, license fees or milestone payments from any such collaborative arrangements. In addition, our collaborative partners may pursue alternative technologies or develop alternative compounds either on their own or in collaboration with others as a means of developing treatments for the disease targeted by any collaborative program with us. In addition, we may be required to enter into licenses or other collaborative agreements with third parties in order to access technologies that are necessary to successfully develop certain of our products. We cannot be certain that we will be able to successfully negotiate acceptable licenses or other collaborative arrangements that will allow us to access such technologies. In addition, we cannot be certain that any technologies accessed through such licenses or other collaborations will successfully meet our requirements.

OUR ADDITIONAL FINANCING REQUIREMENTS AND LIMITED ACCESS TO FINANCING MAY ADVERSELY AFFECT OUR ABILITY TO DEVELOP PRODUCTS.

As of September 30, 2000, we had $8.8 million in cash, cash equivalents, restricted cash and short-term investments. Our future capital requirements will depend on many factors, including: continued scientific progress in our drug discovery programs; the magnitude of our drug discovery programs; our ability to establish and maintain collaborative arrangements; progress with preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; our ability to establish and maintain collaborative arrangements; the cost of manufacturing scale-up; and effective commercialization activities and arrangements.

We intend to seek additional funding through collaborative arrangements or equity or debt financings. If additional financing is not available, we anticipate that our existing resources will enable us to maintain our current and planned operations through the end of 2001. The estimate for the period for which we anticipate our existing resources to enable us to maintain our current and planned operations is a forward-looking statement that involves risks and uncertainties as set forth herein and in our Form 10-K for the year ended December 31, 1999. We may not be able to obtain financing on favorable terms, if at all, or enter into additional collaborations to reduce our funding requirements. If we acquire funds by issuing securities, further dilution to existing stockholders may result. If we acquire funds through additional collaborations, we will likely have to relinquish some or all of the rights to products or technologies that we may have otherwise developed ourselves.

OUR HISTORY OF OPERATING LOSSES AND OUR EXPECTATIONS OF CONTINUING LOSSES MAY HURT OUR ABILITY TO CONTINUE OPERATIONS.

We have experienced significant operating losses since our inception in 1987. As of September 30, 2000, we had an accumulated deficit of $140.7 million. We have not generated revenues from the commercialization of any product. All of our revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants, certain asset divestitures and interest income. We expect to incur substantial net operating losses which may imperil our ability to continue operations. To achieve profitable operations, we, alone or with partners, must successfully identify, develop, register and market proprietary products. We may not be able to generate sufficient product revenue to become profitable on a sustained basis or at all.

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

THE LENGTHY APPROVAL PROCESS AND UNCERTAINTY OF GOVERNMENT REGULATORY REQUIREMENTS MAY DELAY OR PREVENT US FROM COMMERCIALIZING PRODUCTS.

We cannot commercialize our products if we do not receive FDA or foreign approval for our products. Clinical testing, manufacture, promotion and sale of our products are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state and foreign regulatory agencies. These regulations may delay or prevent us from commercializing products. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, seizure of products, total or partial suspension of product marketing, failure of the government to grant pre-market approval, withdrawal of marketing approvals and criminal prosecution.

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

To market any drug products outside of the United States, we are also subject to numerous and varying foreign regulatory requirements, implemented by foreign health authorities, governing the design and conduct of human clinical trials and marketing approval. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country, nor does the approval by foreign health authorities ensure approval by the FDA.

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

IF WE DO NOT DEVELOP A SUFFICIENT SALES AND MARKETING FORCE, WE MAY NOT BE ABLE TO SUCCESSFULLY COMMERCIALIZE OUR PRODUCTS.

We have no experience in sales, marketing or distribution. Before we can market any of our products directly, we must develop a substantial marketing and sales force with technical expertise and supporting distribution capability. Alternatively, we may obtain the assistance of one or more pharmaceutical companies with a large distribution system and a large direct sales force. Other than our agreement with Takara, we do not have any existing distribution arrangements with any pharmaceutical company for our products under development. We cannot be sure that we can establish sales and distribution capabilities or successfully gain market acceptance for our products. If we cannot develop sales and distribution capabilities, we may not be able to successfully commercialize our products.

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

- developments in our relationships with our collaborative partners, including the end of our collaboration with Pharmacia;

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

ITEM 6.  EXHIBITS

         Exhibit 27.1    Financial Data Schedule

                                  EPIMMUNE INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            EPIMMUNE INC.



Date: November 14, 2000                     By: /s/ Deborah A. Schueren
                                               --------------------------------
                                                Deborah A. Schueren
                                                President, Chief Executive
                                                Officer and Director



Date: November 14, 2000                     By: /s/ Robert De Vaere
                                               --------------------------------
                                                Robert De Vaere
                                                Vice President, Finance and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)