Form 10-K
period 2000-12-31
EPIMMUNE INC
filed 2001-03-29
CIK 822206

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM____________ TO ____________ .

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of March 15, 2001 was approximately $15.9 million, based on the closing price on that date of Common Stock on the Nasdaq National Stock Market.*

     The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 8,912,715 as of March 15, 2001.
---------------
* Excludes 3,614,681 shares of Common Stock held by directors and officers and stockholders whose beneficial ownership exceeds 10% of the Common Stock outstanding on March 15, 2001. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

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

     Epimmune(TM), EIS(TM), EpiGene(TM) and PADRE(TM) are trademarks and ImmunoSense is a service mark of the company.

OVERVIEW

     We are developing novel vaccines for infectious diseases and cancer, building on our expertise and intellectual property in the field of T-cell recognition and activation. We are in preclinical development with therapeutic vaccines for breast, colon, lung and prostate cancers, hepatitis C, hepatitis B and HIV, and prophylactic vaccines for hepatitis C, HIV and malaria. We expect that a therapeutic vaccine targeting HIV will be the first of our candidate vaccines to enter human clinical trials. We expect initial clinical studies for this vaccine candidate to be initiated by late 2001 or early 2002.

     Eliciting a strong cellular, or T cell, immune response is crucial for treating and preventing certain infectious diseases and tumors. Clinicians have shown that the cellular immune response is associated with viral clearance and tumor regression in the subset of patients who spontaneously clear chronic viral infection and in cancer patients who respond to immunotherapy. This successful cellular immune response includes activity of cytotoxic T cells, or CTLs, and helper T cells, or HTLs, which are directed toward specific antigen fragments, known as epitopes.

     Our vaccines are based on proprietary technology, known as Epitope Identification System or EIS, which enables the rapid identification of novel epitopes that can stimulate specific CTL and HTL immune responses. These epitopes can be identified from any protein or gene sequence and, to date, we have identified, evaluated and included in our patent applications more than 50,000 epitopes, and a small subset of these epitopes are used in our candidate vaccines. Furthermore, EIS enables rapid immunological evaluation of the vast quantities of genomic data now available, making it feasible to develop new vaccine candidates for complex diseases such as tuberculosis, malaria, herpes simplex virus and chlamydia.

     Our approach of using epitopes in vaccine development offers several distinct advantages over traditional vaccine approaches.

     - First, we select epitopes from conserved regions of viral or tumor-associated antigens, reducing the likelihood that the virus or tumor will be able to change or mutate in a way that makes the vaccine less effective. By comparison, there is evidence that the immune response elicited by vaccines that use whole antigens is directed largely toward variable regions of the antigen, allowing mutations that reduce the efficacy of these vaccines.

     - Second, our approach allows us to combine selected epitopes (CTL and HTL) and to alter their composition to enhance immunogenicity allowing for manipulation of the immune response, as appropriate, for the target disease. Similar engineering of the response is not possible with traditional approaches that use whole antigens.

     - Third, a major benefit of epitope-based, immune-stimulating vaccines is their safety. The possible pathological side effects caused by infectious agents or whole protein antigens, which might have their own intrinsic biological activity, is eliminated.

     - Finally, our approach allows us to develop vaccines that target multiple antigens by combining multiple epitopes into a single vaccine. This approach offers a simple alternative to traditional complex vaccines and enables the design of a well-characterized product, which contains minimal extraneous biological material.

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

THE IMMUNE RESPONSE

     The immune system is the body's natural defense mechanism to prevent and combat disease. The immune system differentiates between normal tissue, or self, and diseased tissue, or non-self. When a competent immune system recognizes diseased cells, a series of steps ensues resulting in the elimination of these cells. There are two types of immune response: antibody-based and cellular or T cell-based.

     The antibody immune response is primarily involved in the prevention of diseases. Antibodies are proteins produced by the body in response to disease causing agents known as pathogens. Antibodies bind to pathogens, including viruses and bacteria, and block their ability to infect cells. Preventive vaccines that trigger an antibody-based immune response have been very successful in reducing the incidence of several deadly diseases, including smallpox, polio and measles. These vaccines consist of weakened or attenuated pathogens that stimulate the production of antibodies. However, these types of vaccines have not been effective in the prevention or treatment of many serious diseases, including cancers and infectious diseases.

     The cellular, or T cell-based, immune response is primarily involved in combating cancers and infectious diseases. T cells are specialized white blood cells that are normally produced by the body to kill cancer cells and infected cells. The cellular immune response begins when specialized immune cells, called antigen-presenting cells, capture antigens, which are identifying structural components of cancers and pathogens. Once inside antigen-presenting cells, antigens are broken down into small fragments, called epitopes, that are subsequently displayed on the surface of the antigen-presenting cell. T cells continually scan the surface of antigen-presenting cells for epitopes bound to a cell surface receptor referred to as the major histocompatibility complex, or MHC. If T cells recognize displayed epitopes as foreign or non-self, the T cells replicate rapidly and then search for and kill other diseased cells displaying those same epitopes.

     Significant scientific evidence suggests that cancers and infections trigger a T cell-based immune response during the initial course of disease progression. This immune response alone, however, is often not sufficient to eradicate the disease. Studies have analyzed the effective cellular response in individuals who spontaneously clear chronic viral infection, and in cancer patients who respond to immunotherapy. This effective cellular response is comprised of CTL and HTL directed toward multiple discrete and specific antigen-specific epitopes. Vaccines attempt to recreate this successful multi-specific CTL and HTL response.

     To date, efforts to develop vaccines that sufficiently stimulate these multi-specific T cells responses to selectively and accurately target and kill diseased cells have failed due to one or both of the following:

     - the inability of drug developers to identify the appropriate antigens that can induce the appropriate immune response; and

     - the inability to present these relevant antigens to activate T cell responses that are sufficiently potent and broad to selectively destroy diseased cells.

     We believe our technology and vaccine candidates specifically address these issues.

OUR TECHNOLOGY AND VACCINE DEVELOPMENT PLATFORMS

  T Cell Vaccines

     Our approach to T cell vaccine development is to rationally create a multi-specific cellular response, causing the immune system to be stimulated specifically against multiple, select epitopes, which meet stringent criteria. We have developed EIS to rapidly identify these antigen-specific epitopes from the genetic information of tumor-associated antigens or infectious agents (such as viruses, bacteria and parasites).

     Epitope Identification System (EIS(TM)). We developed and optimized EIS based on extensive work over the past ten years in the field of T cell recognition and stimulation. We have issued patents and patent applications that cover the methods employed by EIS, as well as the epitopes we identify using EIS. With the genetic sequence of a tumor-associated antigen, virus, bacteria or parasite as input, we use EIS to rapidly identify antigen-specific epitopes which meet pre-determined criteria for conservancy, binding, population coverage and immunogenicity.

     - We use computer algorithms to analyze the sequence of all known antigens associated with the target disease for the presence of peptides which contain specified types of epitopes from conserved regions of the antigens.

     - We synthesize peptides that meet these requirements and perform in vitro assays to assess binding to human MHC molecules referred to as human leukocyte antigens, or HLA.

     - We evaluate peptides for superfamily binding, an assessment of their ability to bind broadly within a family of HLA molecules, to assess binding to human MHC molecules referred to as human leukocyte antigens, or HLA. We identify epitopes from these peptides, which bind broadly within three superfamilies, enabling broad population coverage for the vaccine being developed.

     - We then test peptides for immunogenicity, both in vivo in transgenic mice which express HLA and in vitro against infected or transfected cells.

     Using EIS, we have already identified T-cell epitopes for a number of diseases, including breast, colon, lung and prostate cancers, as well as hepatitis C virus or HCV, hepatitis B virus or HBV, human papilloma virus or HPV, HIV and malaria.

     EpiGene(TM) Vaccines. Our candidate vaccines for each cancer and infectious disease indication are comprised of the particular epitopes that can stimulate the specific T cells needed to combat the relevant indication. We select epitopes for a target indication using EIS and then combine them to form an EpiGene, a string of DNA for select epitopes from several antigens. In animal models, EpiGene vaccines have elicited strong multi-specific T cell responses that are both stronger and broader than the responses generated by a traditional whole antigen DNA vaccine.

     We are advancing EpiGene candidate vaccines for HIV and HCV in preclinical development. To be effective in treating or preventing HIV and HCV, vaccines should target multiple strains of the virus and induce T cells directed at conserved regions of the virus. Our candidate vaccines incorporate epitopes which are selected from multiple viral proteins and from highly conserved regions of the virus.

     We expect the first of our candidate vaccines to enter human clinical trials will be a therapeutic vaccine targeting HIV. The vaccine incorporates multiple CTL epitopes from six HIV associated antigens and our immune stimulation technology called PADRE. We expect initial clinical studies for this vaccine candidate to be initiated by late 2001 or early 2002.

  Antibody Based Vaccines

     We are evaluating several antibody vaccine opportunities internally and in collaboration with others. The vaccines being considered target cancers, neurological diseases, bacteria and atherosclerosis. All of these vaccine opportunities incorporate our PADRE technology with one or more target antigens. The PADRE technology consists of a family of small (13 amino acid), synthetic proprietary molecules that are potent immunostimulants, meaning that they stimulate the immune response. When combined with disease-specific antigens, PADRE induces important signals that enhance the antigen-specific immune response, enabling the production of more effective antibody responses. We believe that PADRE offers several advantages over proteins traditionally used to enhance antibody vaccines:

     - PADRE can be easily synthesized and readily characterized when linked to the antigen, whereas traditionally used proteins can complicate manufacturing;

     - the antibody responses generated by PADRE are primarily antibodies specific to the disease-specific antigen, rather than antibodies to PADRE, whereas traditionally used proteins generate high anti-protein responses which can render the vaccine ineffective; and

     - PADRE could aid in the development of combination vaccines, unlike traditionally used proteins which can be difficult to effectively combine with a number of different, much larger protein-antigen conjugates.

  Genomic and Proteomic Screening Technology

     We have developed several programs employing our ImmunoSense technology for the discovery and validation of antigenic proteins utilizing proteomics or genomics data derived from tumor-associated proteins, protein targets of autoimmune diseases, and infectious pathogens. Using ImmunoSense, we can rapidly analyze gene sequence data for antigens recognized by the immune system to identify new vaccine and drug targets for diseases caused or controlled by the immune system. We also use our ImmunoSense technology to reduce the undesired immunogenicity of therapeutic proteins used to treat a variety of diseases.

VACCINE PRODUCT CANDIDATES

     We believe we have a number of vaccine product opportunities as described in the following table:

      INDICATION          PRODUCT DEVELOPMENT STAGE     COMMERCIALIZATION RIGHTS
      ----------          -------------------------     ------------------------
Cancer
  Therapeutic Vaccines
     Breast             Preclinical                     Epimmune
     Colon              Preclinical                     Epimmune
     Lung               Preclinical                     Epimmune
     Prostate           Epitope/Antigen Identification  Epimmune
  Ex Vivo               Preclinical                     Takara/Epimmune
Infectious Diseases
  Therapeutic Vaccines
     Hepatitis B        Preclinical                     Epimmune
     Hepatitis C        Preclinical                     Epimmune
     HIV                Preclinical                     Epimmune
     Papilloma virus    Epitope/Antigen Identification  Epimmune
  Prophylactic
  Vaccines
     Hepatitis C        Preclinical                     Epimmune
     HIV                Preclinical                     Epimmune
     Malaria            Preclinical                     Epimmune

---------------
(1) By using the term Epitope/Antigen Identification, we mean we are discovering, evaluating and selecting epitopes for inclusion in candidate vaccines that would be advanced to preclinical development. By using the term Preclinical, we mean that we have identified and selected specific epitope compositions for inclusion in a vaccine and are conducting preclinical testing aimed at optimizing the construction, formulation and manufacture of the vaccine and toxicology studies with the objective of filing an Investigational New Drug application with regulatory authorities.

CORPORATE COLLABORATIONS

     We expect to enter into research and development collaborations with multiple pharmaceutical and biotechnology companies to commercialize therapeutic and prophylactic vaccines in select infectious disease fields. Our unique capabilities include expertise in identifying those epitopes from viral and tumor-associated antigens which elicit the desired immune response and in creating and evaluating product candidates which elicit a potent immune response.

     In 1994, we established a collaboration with Takara Shuzo Co., Ltd., which focused on ex vivo cellular therapy for treatment of cancer. Takara, who is collaborating with Japanese investigators on the evaluation and optimization of ex vivo cellular therapies, has rights to our technology for ex vivo treatment of cancer in Japan. Under the terms of the collaboration, we have a license to any patents or know-how developed by Takara in the field. Takara will make payments to us upon achievement of certain clinical milestones and pay us royalties on sales of any products resulting from the collaboration.

     In February 1998, we entered into a collaboration with G.D. Searle & Co. for the treatment of cancer worldwide, excluding ex vivo cellular therapy in Japan. In connection with the collaboration, Searle made a $15 million investment in Epimmune. In November 2000, we were notified that following the merger between Pharmacia Corporation and Monsanto, the parent of Searle, Pharmacia would not continue funding its cancer vaccine program. We are working with Pharmacia to implement an orderly conclusion to the collaboration and transfer of applicable materials and documentation to us so that we may proceed with the cancer program, either alone or with another partner. As of December 31, 2000, Pharmacia owned 4.0% of our outstanding common stock and all of our outstanding preferred stock.

     In December 2000, we licensed gene delivery technology from Valentis, Inc. for preventive and therapeutic DNA vaccines against HIV and HCV. In connection with the license, we will make payments to Valentis upon achievement of certain clinical milestones and pay royalties on sales of any products incorporating Valentis technology.

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

     We have developed our vaccine patent estate over approximately the past ten years. With 13 issued United States patents, 20 issued foreign patents, approximately 150 pending applications worldwide, and licenses to other intellectual property relevant to epitope discovery and gene delivery, we have established a broad intellectual property position directed toward processes of epitope identification, epitope compositions and uses. Our intellectual property covers thousands of CTL and HTL epitopes relevant to stimulating a cellular immune response to breast, lung, prostate, cervical and colorectal cancers and melanoma, as well as HBV, HCV, HIV, malaria, HPV and tuberculosis. The claims cover peptide and nucleic acid compositions and related methods of use. Our intellectual property also covers numerous processes of epitope identification, including methods for identifying epitopes based on their preferred amino acid sequence for binding to HLA molecules, methods for modifying epitopes to increase population coverage and enhance immunogenicity, in vitro MHC binding assays, methods of inducing CTL ex vivo and methods for using transgenic animals and computer programs to identify epitopes and generate analogs of motif-bearing molecules. Many of these methods, developed by our scientists, have become standard practice in the field. We also have issued patents and pending applications covering the PADRE technology.

     These patent applications and patents are either owned by or are under license to us. We cannot be certain that patents will issue from any of the applications we have filed or licensed, or that if patents do issue, that claims allowed will be sufficiently broad to protect our procedures and processes. In addition, we cannot be certain that third parties will not challenge, invalidate or circumvent any patents issued to us, or that the rights granted thereunder will provide proprietary protection to us.

     As is typical in the biotechnology industry, our commercial success will depend in part on our ability to avoid infringing patents issued to competitors or breaching the technology licenses upon which we might base our products. If we fail to obtain a license to any technology that we require to commercialize our products, or to develop an alternative compound and obtain regulatory approval within an acceptable period of time if required to do so, our business would be harmed. Litigation, which could result in substantial costs to us, may also be necessary to enforce any patents issued to us or to determine the scope and validity of others' proprietary rights. In addition, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office which could result in substantial costs to determine the priority of inventions.

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

GOVERNMENT REGULATION

     Our research and development activities and any future manufacturing and marketing of our products are subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation by the U.S. Food and Drug Administration or FDA. The Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, efficacy, labeling, storage, record-keeping, approval, advertising and promotion of our products. In addition to FDA regulations, we are also subject to other federal and state regulations such as the Occupational Safety and Health Act and the Environmental Protection Act. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources. In addition, there can be no assurance that this regulatory framework will not change or that additional regulation will not arise at any stage of our product development which may affect approval or delay an application or require additional expenditures.

     The steps required before a pharmaceutical agent may be marketed in the United States include:

     - preclinical laboratory and animal tests,

     - the submission to the FDA of an application for an IND, which must become effective before human clinical trials may commence in the United States,

     - adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug,

     - the submission of a New Drug Application, or NDA, or Product License Application, or PLA, to the FDA, and

     - the FDA approval of the NDA or PLA prior to any commercial sale or shipment of the drug.

     In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with, and approved by, the FDA. Drug product manufacturing establishments located in California also must be licensed by the State of California in compliance with separate regulatory requirements.

     Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the safety and efficacy of the product and its formulation. The results of the preclinical tests are submitted to the FDA as part of an IND and subsequently when additional non-clinical work is completed and, unless the FDA objects, the IND will become effective 30 days following its receipt by the FDA.

     Clinical trials involve the administration of the drug under the supervision of a qualified principal investigator to healthy volunteers or to patients identified as ones with the condition for which the drug is being tested. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as part of the IND. Each clinical study is conducted under the auspices of an independent Institutional Review Board, or IRB, at the institution at which the study will be conducted. Prior to its approval for the study to be conducted, the IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

     Clinical trials are typically conducted in three sequential phases prior to product approval, but the phases may overlap. Phase I involves the initial introduction of the drug into healthy human subjects and often into patients as well. In Phase I, the drug is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II involves studies in a limited patient population to:

     - determine the efficacy of the drug for specific targeted indications,

     - determine dosage tolerance and optimal dosage and regimen, and

     - identify possible adverse side-effects and safety risks.

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

EMPLOYEES

     As of March 15, 2001, we employed 37 individuals full-time, of whom 28 were engaged in research and development, 11 of whom hold Ph.D. or M.D. degrees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

EXECUTIVE OFFICERS

     Our executive officers and their ages as of March 15, 2001 are as follows:

                 NAME                    AGE                  POSITION
                 ----                    ---                  --------
Robert W. Chesnut, Ph.D................  57    Executive Vice President, R&D,
                                               Secretary, and Acting President and
                                               Chief Executive Officer
Alessandro D. Sette, Ph.D..............  40    Vice President and Chief Scientific
                                               Officer
Robert J. De Vaere.....................  43    Vice President, Finance and Chief
                                               Financial Officer
Mark J. Newman, Ph.D...................  46    Vice President, Infectious Disease
                                               Program

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

     Mr. De Vaere has served as our Vice President, Finance and Chief Financial Officer since May 2000. Prior to joining Epimmune in May 2000, Mr. De Vaere was with Vista Medical Technologies, Inc., a medical device company, since January 1996 and served as Vice President of Finance and Administration and Chief Financial Officer. Prior to his employment with Vista, he was Director of Finance and Business Management for Kaiser Electro-Optics from April 1993 to January 1996 and Controller for Kaiser Rollmet, an aerospace company, from January 1991 to April 1993.

     Dr. Newman has served as our Vice President, Infectious Disease Program since July 1999. From March 1999 to July 1999, he served as Vice President, Infectious Disease Program of Epimmune. Prior to joining Epimmune, Dr. Newman served as Vice President of Research and Development of Vaxcel, Inc., a vaccine company, from January 1995 to March 1999. Prior to joining Vaxcel, he was Associate Vice President, Research and Development for Apollon, Inc., a vaccine company. He also previously held the position of Senior Director, Clinical Research, at Cambridge Biotech Corporation.

     On January 16, 2001, the Company entered into an employment agreement with Dr. Emile Loria for the position of President and Chief Executive Officer contingent upon his obtaining satisfactory approval to work in the United States. Dr. Loria was elected to the Company's Board of Directors.

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

WE ARE AT AN EARLY STAGE OF DEVELOPMENT AND WE MAY EXPERIENCE DELAYS AND OTHER PROBLEMS IN DEVELOPING PRODUCTS.

     We are a research and development focused company. There are many factors outside of our control that may affect the timing of commencement and completion of clinical trials of any of our drug candidates, and we cannot assure you that clinical trials will commence or be completed within any anticipated timeframe. For example, although we previously indicated that Pharmacia was expected to initiate Phase I/II human clinical trials of a drug candidate in our cancer program by late 2000 or early 2001, Pharmacia recently terminated our collaboration in the cancer field. We expect to work with Pharmacia to implement an orderly conclusion to the collaboration and transfer of applicable materials and documentation to us so that we may proceed with the cancer program, either alone or with another partner. As a result, the clinical trials for our cancer program will not begin within the previously indicated timeframe. Although we expect to initiate clinical trials for a therapeutic vaccine targeting HIV by late 2001 or early 2002, we may experience unexpected delays in our research and development efforts that would require us to delay these trials.

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

IF WE DO NOT SUCCESSFULLY DEVELOP AND COMMERCIALIZE OUR PRODUCTS, WE MAY NEVER GENERATE SIGNIFICANT REVENUES.

     We have not completed the development of any product and, accordingly, have not begun to market or generate revenues from the commercialization of any product. We do not expect to market any of our therapeutic or prophylactic products for a number of years. If we do not successfully develop and commercialize products, we may never generate significant revenues. Our potential therapies under development will require time consuming and costly research and development efforts, preclinical studies, clinical testing, regulatory approvals and additional investment prior to their commercialization, which may never occur.

PHARMACIA'S DECISION TO END OUR COLLABORATION MAY DELAY OR LIMIT OUR ABILITY TO DEVELOP OUR CANCER EPITOPE PRODUCTS.

     Pharmacia recently terminated our research and development collaboration with respect to the production, use and sale of pharmaceutical products derived from our cancer epitopes and the use of these epitopes in therapeutic vaccines. This collaboration was our only significant collaboration, and we have been substantially dependent upon it. Although a significant portion of our revenues for 1999 resulted from payments from Pharmacia, we do not expect to receive further revenues from Pharmacia.

     In light of the termination of our collaboration with Pharmacia, our preclinical or clinical development of drug candidates in our cancer program is delayed and could be terminated, which could harm our business.

IF WE CANNOT OBTAIN AND MAINTAIN COLLABORATION OR LICENSE AGREEMENTS ON ACCEPTABLE TERMS IN THE FUTURE, WE MAY NOT SUCCESSFULLY DEVELOP SOME OF OUR PRODUCTS.

     We expect to rely on collaborative arrangements both to develop and commercialize pharmaceutical products. We cannot be certain that we will be able to enter into collaborative arrangements in the future, that any such arrangements will remain in place or be successful or that we will receive royalty revenues, license fees or milestone payments from any such collaborative arrangements. For example, our cancer vaccine collaboration with Pharmacia was recently terminated. Our collaborative partners may pursue alternative technologies or develop alternative compounds either on their own or in collaboration with others as a means of developing treatments for the disease targeted by any collaborative program with us. In addition, we may be required to enter into licenses or other collaborative agreements with third parties in order to access technologies that are necessary to successfully develop certain of our products. We cannot be certain that we will be able to successfully negotiate acceptable licenses or other collaborative arrangements that will allow us to access such technologies. In addition, we cannot be certain that any technologies accessed through such licenses or other collaborations will successfully meet our requirements.

OUR ADDITIONAL FINANCING REQUIREMENTS AND LIMITED ACCESS TO FINANCING MAY ADVERSELY AFFECT OUR ABILITY TO DEVELOP PRODUCTS.

     As of December 31, 2000, we had $10.1 million in cash, cash equivalents, restricted cash and short-term investments. Our future capital requirements will depend on many factors, including: continued scientific progress in our drug discovery programs; the magnitude of our drug discovery programs; our ability to establish and maintain collaborative arrangements; progress with preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; our ability to establish and maintain collaborative arrangements; the cost of manufacturing scale-up; and effective commercialization activities and arrangements.

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

OUR HISTORY OF OPERATING LOSSES AND OUR EXPECTATIONS OF CONTINUING LOSSES MAY HURT OUR ABILITY TO CONTINUE OPERATIONS.

     We have experienced significant operating losses since our inception in 1987. As of December 31, 2000, we had an accumulated deficit of $141.7 million. We have not generated revenues from the commercialization of any product. All of our revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants, certain asset divestitures and interest income. We expect that substantially all of our revenues for the foreseeable future will result from research grants and, if we are able to establish new collaborations, payments under those future collaborations, including royalties on product sales and interest income. We expect to continue to incur substantial net operating losses which may imperil our ability to continue operations. To achieve profitable operations, we, alone or with partners, must successfully identify, develop, register and market proprietary products. We may not be able to generate sufficient product revenue to become profitable on a sustained basis or at all.

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

     The regulatory process for new therapeutic drug products, including the required preclinical studies and clinical testing, is lengthy and expensive. We may not receive necessary FDA or foreign clearances for any of our potential products in a timely manner, or at all. The length of the clinical trial process and the number of patients the FDA will require to be enrolled in the clinical trials in order to establish the safety and efficacy of our products is uncertain. The FDA or we and our collaborators may decide to discontinue or suspend clinical trials at any time if the subjects or patients who are participating in such trials are being exposed to unacceptable health risks or if the results show no or limited benefit in patients treated with the drug compared to patients in the control group.

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

     Among the other requirements for regulatory approval is the requirement that prospective manufacturers conform to the FDA's Good Manufacturing Practices, or GMP, requirements specifically for biological drugs, as well as for other drugs. In complying with the FDA's GMP requirements, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. Failure to comply with the FDA's GMP requirements subjects the manufacturer to possible FDA regulatory action. If we or our contract manufacturers, if any, fail to maintain compliance with the FDA's GMP requirements on a continuing basis, it could materially adversely affect our operations, commercialization efforts and profitability.

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

     - governmental regulation that affects the biotechnology and pharmaceutical industries;

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

     Our officers, directors and stockholders with at least 10% of our stock together control approximately 49% of our outstanding common stock and preferred stock, on a combined, as-converted basis. If these officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

WE HAVE NEVER PAID DIVIDENDS.

     We have never paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future.

ITEM 2. PROPERTIES

     We lease a 24,000 square foot administrative and research laboratory facility in San Diego. The future minimum rental commitment for this lease will range from approximately $535,000 to $658,000 per year over eight years, based upon pre-established annual rent increases. We believe our existing facilities will be adequate to meet our needs for the foreseeable future.

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

                                                               HIGH      LOW
                                                              ------    -----
2001
1st Quarter (through March 15)..............................  $ 7.00    $1.88
2000
1st Quarter.................................................  $21.38    $2.00
2nd Quarter.................................................  $ 9.56    $3.25
3rd Quarter.................................................  $ 6.41    $3.78
4th Quarter.................................................  $ 5.00    $1.59
1999
1st Quarter.................................................  $ 7.38    $2.00
2nd Quarter.................................................  $ 3.38    $1.75
3rd Quarter.................................................  $ 4.69    $2.88
4th Quarter.................................................  $ 3.63    $2.22

     As of March 15, 2001, there were approximately 255 stockholders of record of our common stock. We have never declared or paid dividends on our common stock and do not anticipate the payment of dividends in the foreseeable future.

     During the period covered by this Annual Report on Form 10-K, we sold and issued the following securities which were not registered under the Securities Act of 1933, as amended:

          (1) In May 2000, we issued warrants to purchase an aggregate of 4,960 shares of Common Stock with an exercise price of $1.875 to Virgil Thompson, former President and Chief Executive Officer of Cytel, and Robert L. Roe, former Chief Operating Officer of Cytel. The warrants were issued in connection with severance agreements with such former officers.

          (2) In October 2000, pursuant to the terms of a stock purchase agreement, we issued 500,000 shares of common stock to an individual accredited investor at a purchase price of $4.00 per share. Gross proceeds to us for the transaction totaled $2.0 million.

     The sale and issuance of securities in the transactions described above were deemed to be exempt from registration under the Securities Act by virtue of
Section 4(2) and/or Regulation D promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA

STATEMENT OF OPERATIONS DATA:
(in millions except for net loss per share)

                                                         YEARS ENDED DECEMBER 31,
                                             -------------------------------------------------
                                              2000      1999      1998       1997       1996
                                             ------    ------    -------    -------    -------
Operating revenues.........................  $ 1.6     $ 4.2     $  3.7     $  5.1     $ 10.9
Net loss...................................   (4.7)     (8.3)     (21.5)     (14.4)     (12.5)
Net loss per share -- basic and diluted....   (0.68)    (1.57)     (4.48)     (3.92)     (3.50)

BALANCE SHEET DATA:
(in millions)

                                                                AS OF DECEMBER 31,
                                                     -----------------------------------------
                                                     2000     1999     1998     1997     1996
                                                     -----    -----    -----    -----    -----
Working capital....................................  $ 8.2    $ 6.9    $ 9.8    $17.8    $21.6
Total assets.......................................   14.5     12.7     21.0     28.1     34.3
Long-term obligations..............................    0.4      0.4      1.6      0.7      1.1
Stockholders' equity...............................   12.1     10.4     14.0     24.4     27.5

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

     Unless otherwise indicated, all references to "Cytel" are to Cytel Corporation, all references to "Epimmune" are to Epimmune Inc., a majority-owned subsidiary of Cytel, until July 1, 1999, at which time Cytel and Epimmune merged, and all references to the "we," "us" or "our company" are to the combined entity of Cytel and Epimmune.

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

     The value of the technology was charged to acquired in-process technology because technological feasibility had not been achieved nor had alternative future uses for the technology been identified. Following the Exchange Transactions, Cytel merged with Epimmune and changed its name to Epimmune Inc. As of December 31, 2000, Searle owned 4.0% of our outstanding common stock and all of our outstanding preferred stock.

     We have devoted substantially all of our resources to the discovery and development of potential therapeutic and prophylactic products. To date, we have not received any revenues from the sale of products. We have funded our research and development primarily from equity-derived working capital and through strategic alliances with other companies. We have been unprofitable since our inception and expect to incur substantial operating losses for the next several years. As of December 31, 2000, our accumulated deficit was approximately $141.7 million.

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

     We have financed operations since inception primarily through private placements of equity securities, two public common stock offerings, revenues under collaborative research and development agreements, grant revenues, certain asset divestitures and interest income. Through December 2000, we had raised approximately $151.4 million from the sale of equity securities.

     We have financed our laboratory equipment and research and office facilities primarily through operating lease arrangements and a note payable.

     As of December 31, 2000, our cash, cash equivalents, restricted cash and short-term investments increased to $10.1 million as compared to $8.7 million at December 31, 1999. The increase was primarily due to private placement proceeds of $6.3 million and the release of $1.1 million from escrow under the Cytel agreement with Neose, partially offset by cash used for our operations. We expect to continue to use our cash, cash equivalents and short-term investments to fund our ongoing vaccine research programs. We had net working capital of $8.2 million as of December 31, 2000 compared to $6.9 million as of December 31, 1999.

     For the year ended December 31, 2000, our capital expenditures totaled $0.4 million as compared to $0.7 million for the year ended December 31, 1999. Capital expenditures for 2000 were primarily for laboratory equipment. Capital expenditures made in 1999 were primarily for equipment, furniture and leasehold improvements for our new laboratory and office facility, which was completed in April 1999. Future capital expenditures will be in support of our vaccine business.

     We have financed our laboratory equipment and research and office facilities primarily through operating lease arrangements and a note payable. During 2000 we made payments under the notes payable of $0.2 million, primarily for laboratory equipment compared to payments of $1.0 million during 1999, primarily related to research and office facilities.

     Payments related to capitalized patent expenses for 2000 were $0.6 million compared to $0.9 million during 1999. The decrease is primarily attributable to the timing and nature of the filings made.

     We expect to incur substantial additional research and development expenditures in connection with our ongoing vaccine research programs, including costs related to preclinical testing, clinical trials and manufacturing, as well as marketing and distribution expenses. It is our intention to seek collaborative research and development relationships with suitable corporate partners. There can be no assurance that any agreements that may result from these discussions will successfully reduce our funding requirements or will not be terminated. For example, Pharmacia has decided to end our collaboration in the cancer field. We will require additional equity or debt financing in order to pursue our research and development programs, and there can be no assurance that these funds will be available on favorable terms, if at all. If adequate funds are not available we may be required to delay, scale back or eliminate one or more of our drug discovery or development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products that we would not otherwise relinquish.

     We anticipate that our existing resources will enable us to maintain our current and planned operations through the end of 2001. The estimate for the period for which we anticipate our existing resources to enable us to maintain our current and planned operations is a forward-looking statement that involves risks and uncertainties as set forth herein.

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

     As is typical in the biotechnology industry, our commercial success will depend in part on neither infringing patents issued to competitors nor breaching the technology licenses upon which our products might be based. Our business is also subject to other significant risks, including the uncertainties associated with our ability to enter new collaborations, and the lengthy regulatory approval process and with potential competition from other products. Even if our products appear promising at an early stage of development, they may not reach the market for a number of reasons. Such reasons include, but are not limited to our inability to fund clinical development of such products, or the possibilities that the potential products will be found ineffective during clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale or be uneconomical to market.

RESULTS OF OPERATIONS

     We had total revenues of $1.6 million for the year ended December 31, 2000, compared to $4.2 million in 1999 and $3.7 million in 1998. Total revenues decreased 62% in 2000 from 1999, due primarily to lack of research revenues and milestone payments received from our collaborative agreement with Pharmacia in 2000 compared to 1999. Total revenues increased 13% in 1999 from 1998, due to research revenues and milestone payments received from Pharmacia. Included in total revenues were research grant revenues of $1.6 million in 2000, $1.7 million in 1999, and $1.7 million in 1998. As a result of the termination of our collaborative agreement with Pharmacia, we do not expect to receive further revenues from Pharmacia.

     Research and development expenses decreased to $6.3 million in 2000 from $8.7 million in 1999, primarily as a result of the discontinuation of Cytel operations during the first quarter of 1999. Research and development expenses decreased 53% to $8.7 million in 1999 from $18.4 million in 1998, due primarily to the discontinuation of research efforts on Cylexin and other Cytel technologies.

     General and administrative expenses were $2.3 million in 2000, a $0.2 million decrease from the $2.5 million in general and administrative expenses in 1999. The decrease relates to the discontinuation of Cytel's operations during 1999 partially offset by increased staffing and associated expenses for business development, financial and administrative activities during after discontinuation of Cytel's operations. General and administrative expenses decreased 45% to $2.5 million in 1999 from $4.6 million in 1998 due primarily to termination of Cytel operations.

     We had a reduction in restructuring charges of $0.1 million in 2000 compared to $2.7 million in restructuring charges in 1999 related to the termination of non-Epimmune operations.

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

     Other income was $1.6 million in 2000 compared to $0.5 million in 1999. The 2000 amount represents a payment from Elan of $0.5 million related to the assignment of a license and the release of $1.1 million from escrow under the Neose agreement. The 1999 amount relates primarily to $0.5 million from Elan International Services in consideration for the buyout of certain future milestone obligations by Elan.

     There was no material gain on the disposal of assets during the 2000 period compared to a $3.3 million gain on disposal of assets in 1999 related to the sale of Cytel's Glytec carbohydrate synthesis and manufacturing business, offset by the write-off of leasehold improvements of $0.1 million.

     Net interest income was $0.6 million in 2000 compared to $0.4 million in 1999 and $0.9 million in 1998. The increase in 2000 from 1999 was due to higher average cash balances during the 2000 period. The decrease in 1999 from 1998 was due to lower average cash balances during the 1999 period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     At December 31, 2000, our investment portfolio included fixed-income securities of $9.6 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates would have no material impact on our financial condition or results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

     The information required by this item is incorporated by reference to the information set forth in the section captioned "Election of Directors," contained in our definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2000 (the "Proxy Statement").

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

                                                                     PAGE
                                                                     ----
    Report of Ernst & Young LLP, Independent Auditors...........         F-2
    Consolidated Balance Sheets as of December 31, 2000 and
      1999......................................................         F-3
    Consolidated Statements of Operations for each of the three
      years in the period ended December 31, 2000...............         F-4
    Consolidated Statement of Stockholders' Equity for each of
      the three years in the period ended December 31, 2000.....         F-5
    Consolidated Statements of Cash Flows for each of the three
      years in the period ended December 31, 2000...............         F-6
    Notes to Consolidated Financial Statements..................  F-7 - F-19

     (2) Index to Financial Statement Schedules

          The consolidated financial statement schedules required by this item are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

     (3) Listing of Exhibits

    EXHIBIT
    NUMBER                        DOCUMENT DESCRIPTION
    -------                       --------------------
     3.1      Amended and Restated Certificate of Incorporation.(A)
     3.2      Bylaws of the Registrant.(A)
     3.3      Preferred Share Purchase Rights Plan.(B)
     3.4      Form of Certificate of Amendment to the Company's Amended
              and Restated Certificate of Incorporation.(E)
     3.5      Certificate of Designation of the Series B Convertible
              Preferred Stock.(J)
     3.6      Certificate of Amendment of Amended and Restated Certificate
              of Incorporation.(L)
     3.7      Certificate of Increase of Series A Junior Participating
              Preferred Stock.(L)
     3.8      Certificate of Amendment of Amended and Restated Certificate
              of Incorporation.(M)
     3.9      Certificate of Designations of the Series S and Series S-1
              Preferred Stock filed with the Secretary of State of the
              State of Delaware on June 29, 1999.(P)
     3.10     Certificate of Amendment of Amended and Restated Certificate
              of Incorporation.(R)
     3.11     Certificate of Decrease of Series A Junior Participating
              Preferred Stock.(R)
     4.1      Reference is made to Exhibits 3.1 through 3.11.
     4.2      Specimen certificate of the Common stock.(A)
    10.1      Form of Indemnification Agreement entered into between the
              Registrant and its directors and officers.(A)
    10.5      Registrant's 1989 Stock Plan, as amended through June 12,
              1998 (the "1989 Plan").(L)
    10.6      Forms of Incentive Stock Option Agreement under the 1989
              Plan.(A)
    10.7      Form of Nonstatutory Stock Option Agreement under the 1989
              Plan.(A)
    10.19     Research Agreement, between the Registrant and The Scripps
              Research Institute, formerly Scripps Clinic and Research
              Foundation ("Scripps"), dated as of September 1, 1990, as
              amended August 5, 1991 (with certain confidential portions deleted).(A)(1)
    10.24     License Agreement, between the Registrant and Scripps, dated as of September 23, 1991 (with certain confidential portions deleted).(A)(1)
    10.25     Research and Option Agreement, between the Registrant and
              Scripps, dated October 1, 1991 (with certain confidential
              portions deleted).(A)(1)

    EXHIBIT
    NUMBER                        DOCUMENT DESCRIPTION
    -------                       --------------------
    10.35     Amendment to License Agreement between the Registrant and
              Scripps dated as of June 17, 1992 (with certain confidential portions deleted).(C)(2)
    10.37     Registrant's Non-Employee Directors' Stock Option Plan, as
              amended through June 12, 1998.(L)
    10.48     Second Amendment to License Agreement between the Registrant and Scripps dated as of June 17, 1992 (with certain
              confidential portions deleted).(G)(2)
    10.49     Letter Agreement, between the Registrant and Virgil D.
              Thompson, dated December 19, 1995.(G)
    10.50     Letter Agreement, between the Registrant and Robert L. Roe,
              M.D., F.A.C.P., dated January 18, 1996.(G)
    10.51     Directors' Deferred Compensation Plan, effective as of March
              17, 1995, as amended September 20, 1996.(H)
    10.54     Employment Agreement between Registrant, Epimmune Inc.
              ("Epimmune") and Deborah A. Schueren dated October 1,
              1997.(J)
    10.55     Form of Severance Benefit Agreement between Registrant and the following executive officers: Virgil D. Thompson; Robert
              L. Roe, M.D.; James C. Paulson, Ph.D; Edward C. Hall;
              Jennifer Lorenzen.(K)
    10.56     License and Collaboration Agreement between Epimmune and
              Searle, dated February 27, 1998 (with certain confidential portions deleted).(K)(4)
    10.61     Amended and Restated Sublicense and Option Agreement,
              between the Registrant and Elan International Services Ltd.
              ("Elan"), dated November 10, 1998 (the "Sublicense
              Agreement"), and side letter entered between the Registrant and Elan, dated November 10, 1998 (with certain confidential portions of the Sublicense Agreement deleted).(M)(5)
    10.63     Lease Agreement between Epimmune, Inc. and Nexus Equity LLC
              VIII, dated as of November 1, 1998, as amended February 1,
              1999.(N)
    10.64     Asset Purchase Agreement between the Company and Neose
              Technologies, Inc., dated March 26, 1999.(O)
    10.65     Escrow Agreement between the Company and Neose Technologies,
              Inc. dated March 26, 1999.(O)
    10.66     Form of Common Stock Exchange Agreement.(P)
    10.67     Preferred Stock Exchange Agreement, dated July 1, 1999, by and between the Company and G.D. Searle & Co.(P)
    10.68     Investor Rights Agreement, dated as of July 1, 1999 by and between the Company and G.D. Searle & Co.(P)
    10.69     Letter agreement between Epimmune and Dr. Robert W. Chesnut regarding severance benefits dated February 5, 1998.(Q)
    10.70     Letter agreement between Epimmune and Dr. Alessandro Sette regarding severance benefits dated February 5, 1998.(Q)
    10.71     Letter agreement between Epimmune and Dr. Robert L. Roe
              regarding severance benefits dated June 2, 1999.(Q)
    10.72     Letter agreement between Epimmune and Virgil Thompson
              regarding severance benefits dated June 2, 1999.(Q)
    10.73     Letter agreement between the registrant and Stephen F. Keane dated October 1999.(S)
    10.74     Form of Common Stock Purchase agreement dated February 15,
              2000.(S)
    10.75     Letter Agreement between Epimmune and Robert De Vaere dated
              May 4, 2000.(T)
    10.76     Letter Agreement between Epimmune and Mark Newman dated May
              4, 2000.(T)
    10.77     Form of Common Stock Purchase Agreement dated October 16,
              2000.
    10.78     Non-Exclusive License Agreement between Epimmune and
              Valentis, Inc., dated November 27, 2000 (with certain
              confidential portions deleted).(6)
    21.1      Subsidiaries of the Registrant.(J)
    23.1      Consent of Ernst & Young LLP, Independent Auditors.

    EXHIBIT
    NUMBER                        DOCUMENT DESCRIPTION
    -------                       --------------------
    25.1      Power of Attorney. Reference is made to the signature page of this report on Form 10-K.

     (4) Executive Compensation Plans and Arrangements


    10.1 Form of Indemnification Agreement entered into between the Registrant and its directors and officers.(A)
    10.5     Registrant's 1989 Stock Plan, as amended through June 12,
             1998 (the "1989 Plan").(L)
    10.6     Forms of Incentive Stock Option Agreement under the 1989
             Plan.(A)
    10.7     Form of Nonstatutory Stock Option Agreement under the 1989
             Plan.(A)
    10.37 Registrant's Non-Employee Directors' Stock Option Plan, as amended through June 12, 1998.(L)
    10.49    Letter Agreement, between the Registrant and Virgil D.
             Thompson, dated December 19, 1995.(G)
    10.50    Letter Agreement, between the Registrant and Robert L. Roe,
             M.D., F.A.C.P., dated January 18, 1996.(G)
    10.51    Directors' Deferred Compensation Plan, effective as of March
             17, 1995 as amended September 20, 1996.(H)
    10.54    Employment agreement between Registrant, Epimmune and
             Deborah A. Schueren dated October 1, 1997.(J)
    10.55 Form of Severance Benefit Agreement between Registrant and the following executive officers: Virgil D. Thompson; Robert
             L. Roe, M.D.; James C. Paulson, Ph.D; Edward C. Hall;
             Jennifer Lorenzen.(K)
    10.69 Letter Agreement between Epimmune and Dr. Robert W. Chesnut regarding severance benefits dated February 5, 1998.(Q)
    10.70 Letter Agreement between Epimmune and Dr. Alessandro Sette regarding severance benefits dated February 5, 1998.(Q)
    10.71 Letter Agreement between Epimmune and Dr. Robert L. Roe regarding severance benefits dated June 2, 1999.(Q)
    10.72 Letter Agreement between Epimmune and Virgil Thompson regarding severance benefits dated June 2, 1999.(Q)
    10.73 Letter Agreement between the registrant and Stephen F. Keane dated October 1999.(S)
    10.74    Form of Common Stock Purchase agreement dated February 15,
             2000.(S)
    10.75    Letter Agreement between Epimmune and Robert De Vaere dated
             May 4, 2000.(T)
    10.76    Letter Agreement between Epimmune and Mark Newman dated May
             4, 2000.(T)

---------------
(A) Incorporated by reference to the Company's Form S-1 Registration Statement and Amendments thereto (File No. 33-43356)

(B)  Incorporated by reference to the Company's Form 8-K, dated March 19, 1993.

(C) Incorporated by reference to the Company's Annual Report on Form10-K, for the fiscal year ended December 31, 1992, filed on March 26, 1993.

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

(N) Incorporated by reference to the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, filed on April 15, 1999.

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

(S) Incorporated by reference to the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 1999, filed on March 17, 2000.

(T) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2000, filed on August 14, 2000.

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

(6) Confidential Treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

     (b) Reports on Form 8-K

     None.

     (c) Exhibits

     The response to this portion of Item 14 is submitted as Item 14 (a) (3).

     (d) Financial Statement Schedules

     The consolidated financial statement schedules required by this Item are listed under Item 14(a)(2).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 2001.

                                          EPIMMUNE INCORPORATED

                                          By /s/ ROBERT W. CHESNUT
                                            ------------------------------------
                                            Robert W. Chesnut, Ph.D.
                                            Executive Vice President, R&D,
                                             Secretary,
                                            Acting President and Chief Executive
                                             Officer

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

                      SIGNATURE                                       TITLE                    DATE
                      ---------                                       -----                    ----
/s/ ROBERT W. CHESNUT                                    Executive Vice President, R&D,   March 29, 2001
-----------------------------------------------------    Secretary, Acting President and
Robert W. Chesnut, Ph.D.                                     Chief Executive Officer
                                                          (Principal Executive Officer)

/s/ ROBERT J. DE VAERE                                     Vice President, Finance and    March 29, 2001
-----------------------------------------------------       Chief Financial Officer,
Robert J. De Vaere                                       Assistant Secretary (Principal
                                                            Financial and Accounting
                                                                    Officer)

/s/ HOWARD E. GREENE, JR.                                   Chairman of the Board and     March 29, 2001
-----------------------------------------------------               Director
Howard E. Greene, Jr.

/s/ WILLIAM T. COMER                                                Director              March 29, 2001
-----------------------------------------------------
William T. Comer, Ph.D.

/s/ MICHAEL G. GREY                                                 Director              March 29, 2001
-----------------------------------------------------
Michael G. Grey

/s/ JOHN P. MCKEARN                                                 Director              March 29, 2001
-----------------------------------------------------
John P. McKearn, Ph.D.

/s/ EMILE LORIA                                                     Director              March 29, 2001
-----------------------------------------------------
Emile Loria, M.D.

                                 EPIMMUNE INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........  F-2
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................  F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998..........................  F-4
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2000, 1999, 1998 and 1997........  F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Epimmune Inc.

     We have audited the accompanying consolidated balance sheets of Epimmune Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Epimmune Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

San Diego, California
February 2, 2001

                                 EPIMMUNE INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                  2000             1999
                                                              -------------    -------------
Current assets:
  Cash and cash equivalents.................................  $   4,181,000    $   1,843,000
  Short-term investments....................................      5,412,000        6,412,000
  Prepaids and other current assets.........................        507,000          460,000
                                                              -------------    -------------
Total current assets........................................     10,100,000        8,715,000
Restricted cash.............................................        472,000          472,000
Property and equipment, net.................................        966,000          817,000
Patents, net................................................      2,948,000        2,700,000
Deposits and other assets...................................             --            1,000
                                                              -------------    -------------
                                                              $  14,486,000    $  12,705,000
                                                              =============    =============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $   1,004,000    $     970,000
  Deferred contract revenues................................        229,000           38,000
  Accrued restructuring cost................................             --          342,000
  Accrued payroll and related expenses......................        241,000          212,000
  Current portion of notes payable..........................        413,000          230,000
                                                              -------------    -------------
Total current liabilities...................................      1,887,000        1,792,000
Deferred rent...............................................        119,000           55,000
Notes payable, less current portion.........................        389,000          436,000
Commitments
Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares
     authorized, 1,409,288 shares issued and outstanding at
     December 31, 2000 and 1999.............................         14,000           14,000
  Common stock, $.01 par value, 25,000,000 shares authorized at December 31, 2000 and 1999; 7,847,343 and 6,048,945
     shares issued and outstanding at December 31, 2000 and
     1999, respectively.....................................         78,000           60,000
  Additional paid-in capital................................    153,720,000      147,393,000
  Accumulated deficit.......................................   (141,725,000)    (136,988,000)
  Unrealized gain (loss) on available-for-sale securities...          4,000          (57,000)
                                                              -------------    -------------
Total stockholders' equity..................................     12,091,000       10,422,000
                                                              -------------    -------------
                                                              $  14,486,000    $  12,705,000
                                                              =============    =============

                            See accompanying notes.

                                 EPIMMUNE INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                       2000            1999            1998
                                                    -----------    ------------    ------------
REVENUES:
  Research and development........................  $        --    $  2,500,000    $  2,005,000
  Research grants and other income................    1,603,000       1,668,000       1,692,000
                                                    -----------    ------------    ------------
  Total revenues..................................    1,603,000       4,168,000       3,697,000
COSTS AND EXPENSES:
  Research and development........................    6,285,000       8,716,000      18,352,000
  General and administrative......................    2,305,000       2,508,000       4,587,000
  Restructuring costs.............................     (100,000)      2,707,000              --
  Write-off of in-process technology..............           --       3,154,000              --
  Loss on permanent impairment of intangible
     assets.......................................           --              --       3,400,000
                                                    -----------    ------------    ------------
  Total costs and expenses........................    8,490,000      17,085,000      26,339,000
                                                    -----------    ------------    ------------
  Loss from operations............................   (6,887,000)    (12,917,000)    (22,642,000)
  Minority interest in net loss of consolidated
     subsidiary...................................           --         523,000         441,000
  Interest income, net............................      564,000         367,000         860,000
  Other income, net...............................    1,581,000         544,000              --
  Gain (loss) on sales and disposal of assets.....        5,000       3,218,000        (194,000)
                                                    -----------    ------------    ------------
  Net loss........................................  $(4,737,000)   $ (8,265,000)   $(21,535,000)
                                                    ===========    ============    ============
  Net loss per share-basic and diluted............  $      (.68)   $      (1.57)   $      (4.48)
                                                    ===========    ============    ============
  Shares used in computing net loss per
     share-basic and diluted......................    6,971,186       5,257,635       4,801,872
                                                    ===========    ============    ============

                            See accompanying notes.

                                 EPIMMUNE INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                  UNREALIZED
                                      PREFERRED STOCK        COMMON STOCK        ADDITIONAL                     GAINS (LOSSES)
                                    -------------------   -------------------     PAID-IN       ACCUMULATED    ON AVAILABLE-FOR-
                                     SHARES     AMOUNT     SHARES     AMOUNT      CAPITAL         DEFICIT       SALE SECURITIES
                                    ---------   -------   ---------   -------   ------------   -------------   -----------------
Balance at December 31, 1997......         --   $    --   4,603,214   $46,000   $131,564,000   $(107,188,000)      $(30,000)
  Issuance of common stock for
    cash..........................         --        --     299,764     3,000      2,692,000              --             --
  Issuance of common stock for
    technology....................         --        --      84,475     1,000        899,000              --             --
  Issuance of Cytel Series B
    preferred stock, net of
    issuance costs................    659,898     7,000          --        --      3,593,000              --             --
  Investment by Searle in
    Epimmune......................         --        --          --        --      3,894,000              --             --
  Unrealized gains on
    available-for-sale
    securities....................         --        --          --        --             --              --         30,000
  Net loss........................         --        --          --        --             --     (21,535,000)
                                    ---------   -------   ---------   -------   ------------   -------------       --------
Balance at December 31, 1998......    659,898     7,000   4,987,453    50,000    142,642,000    (128,723,000)            --
  Issuance of common stock for
    cash..........................         --        --      33,910     1,000        202,000              --             --
  Issuance of common stock in
    exchange for Epimmune common
    stock.........................         --        --   1,027,582     9,000      1,792,000              --             --
  Issuance of Cytel Series S and
    S-1 preferred stock net of
    retirement of Series B........    749,390     7,000          --        --      2,499,000              --             --
  Issuance of warrants to former
    employees as part of
    separation agreements.........         --        --          --        --        258,000              --             --
  Unrealized losses on
    available-for-sale
    securities....................         --        --          --        --             --              --        (57,000)
  Net loss........................         --        --          --        --             --      (8,265,000)            --
                                    ---------   -------   ---------   -------   ------------   -------------       --------
Balance at December 31, 1999......  1,409,288    14,000   6,048,945    60,000    147,393,000    (136,988,000)       (57,000)
  Issuance of common stock for
    cash..........................         --        --      98,398     1,000         29,000              --             --
  Issuance of common stock in
    conjunction with private
    placement, net of issuance
    costs.........................         --        --   1,700,000    17,000      6,252,000              --             --
  Deferred compensation related to
    consultant stock options......         --        --          --        --         17,000              --             --
  Issuance of warrants to former
    employees as part of
    separation agreement..........         --        --          --        --         29,000              --             --
  Unrealized gains on
    available-for-sale
    securities....................         --        --          --        --             --              --         61,000
  Net loss........................         --        --          --        --             --      (4,737,000)            --
                                    ---------   -------   ---------   -------   ------------   -------------       --------
Balance at December 31, 2000......  1,409,288   $14,000   7,847,343   $78,000   $153,720,000   $(141,725,000)      $  4,000
                                    =========   =======   =========   =======   ============   =============       ========


                                        TOTAL
                                    STOCKHOLDERS'   COMPREHENSIVE
                                       EQUITY           LOSS
                                    -------------   -------------
Balance at December 31, 1997......  $ 24,392,000    $(14,362,000)
                                                    ============
  Issuance of common stock for
    cash..........................     2,695,000
  Issuance of common stock for
    technology....................       900,000
  Issuance of Cytel Series B
    preferred stock, net of
    issuance costs................     3,600,000
  Investment by Searle in
    Epimmune......................     3,894,000
  Unrealized gains on
    available-for-sale
    securities....................        30,000          30,000
  Net loss........................   (21,535,000)    (21,535,000)
                                    ------------    ------------
Balance at December 31, 1998......    13,976,000    $(21,505,000)
                                                    ============
  Issuance of common stock for
    cash..........................       203,000
  Issuance of common stock in
    exchange for Epimmune common
    stock.........................     1,801,000
  Issuance of Cytel Series S and
    S-1 preferred stock net of
    retirement of Series B........     2,506,000
  Issuance of warrants to former
    employees as part of
    separation agreements.........       258,000
  Unrealized losses on
    available-for-sale
    securities....................       (57,000)        (57,000)
  Net loss........................    (8,265,000)     (8,265,000)
                                    ------------    ------------
Balance at December 31, 1999......    10,422,000    $ (8,322,000)
                                                    ============
  Issuance of common stock for
    cash..........................        30,000
  Issuance of common stock in
    conjunction with private
    placement, net of issuance
    costs.........................     6,269,000
  Deferred compensation related to
    consultant stock options......        17,000
  Issuance of warrants to former
    employees as part of
    separation agreement..........        29,000
  Unrealized gains on
    available-for-sale
    securities....................        61,000          61,000
  Net loss........................    (4,737,000)     (4,737,000)
                                    ------------    ------------
Balance at December 31, 2000......  $ 12,091,000    $ (4,676,000)
                                    ============    ============

                            See accompanying notes.

                                 EPIMMUNE INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                 2000          1999           1998
                                                              -----------   -----------   ------------
OPERATING ACTIVITIES
Net loss....................................................  $(4,737,000)  $(8,265,000)  $(21,535,000)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................      537,000       577,000        811,000
  Amortization of deferred compensation.....................       17,000            --             --
  Deferred rent.............................................       64,000        56,000       (225,000)
  Deferred revenue..........................................      191,000      (477,000)       437,000
  Loss on permanent impairment of intangible assets.........           --            --      3,400,000
  Minority interest in consolidated subsidiary..............           --      (523,000)      (441,000)
  Stock warrants relating to severance agreement............       29,000            --             --
  (Gain) loss on disposal of assets.........................       (5,000)   (3,218,000)       194,000
  Accrued restructuring.....................................           --     2,707,000             --
  Restructuring operating expenses..........................     (342,000)   (1,792,000)            --
  Write-off of in-process technology........................           --     3,154,000             --
  Changes in operating assets and liabilities:
    Other current assets....................................      (46,000)      697,000       (493,000)
    Accounts payable and accrued liabilities................       34,000    (1,451,000)     1,534,000
    Accrued payroll and related expense.....................       29,000      (205,000)       (47,000)
                                                              -----------   -----------   ------------
Net cash used in operating activities.......................   (4,229,000)   (8,740,000)   (16,365,000)
INVESTING ACTIVITIES
Purchases of available-for-sale securities..................   (3,742,000)   (2,470,000)   (18,909,000)
Maturities of available-for-sale securities.................    4,803,000     1,085,000     14,145,000
Sales of available-for-sale securities......................           --     4,133,000      7,193,000
Proceeds from the sale of equipment.........................        5,000     3,687,000        109,000
Proceeds from the sale of patents (net of fees).............           --     3,035,000             --
Principal payments on note receivable.......................           --            --        100,000
Purchases of property and equipment.........................     (356,000)     (739,000)    (2,274,000)
Expenditures related to early lease termination.............           --            --       (226,000)
Patents.....................................................     (578,000)     (878,000)    (1,320,000)
Deposits and other assets...................................           --        23,000        574,000
Repayment of note...........................................           --       519,000             --
                                                              -----------   -----------   ------------
Net cash provided by (used in) investing activities.........      132,000     8,395,000       (608,000)
FINANCING ACTIVITIES
Principal payments under equipment notes payable and note
  payable to bank...........................................     (230,000)   (1,001,000)    (1,207,000)
Restricted cash released as note payable collateral.........           --            --      1,031,000
Restricted cash for building lease agreement................           --            --       (472,000)
Proceeds from the issuance of equipment notes payable.......      366,000       510,000      1,515,000
Net proceeds from issuance of Cytel Series B preferred
  stock.....................................................           --            --      3,600,000
Net proceeds from Searle investment in Epimmune.............           --            --      6,100,000
Net proceeds from issuance of common stock..................    6,299,000       203,000      2,695,000
                                                              -----------   -----------   ------------
Net cash provided by (used in) financing activities.........    6,435,000      (288,000)    13,262,000
                                                              -----------   -----------   ------------
Increase (decrease) in cash and cash equivalents............    2,338,000      (633,000)    (3,711,000)
Cash and cash equivalents at beginning of year..............    1,843,000     2,476,000      6,187,000
                                                              -----------   -----------   ------------
Cash and cash equivalents at end of year....................  $ 4,181,000   $ 1,843,000   $  2,476,000
                                                              ===========   ===========   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid...............................................  $    69,000   $   111,000   $    122,000
                                                              ===========   ===========   ============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES
Early lease termination -- net debt extinguishment and asset
  abandonment...............................................  $        --   $        --   $    153,000
                                                              ===========   ===========   ============
Asset write down in accrued restructuring...................  $        --   $   593,000   $         --
                                                              ===========   ===========   ============
Assumption of debt by Nextran...............................  $        --   $   838,000   $         --
                                                              ===========   ===========   ============
Issuance of common stock for patent rights..................  $        --   $        --   $    900,000
                                                              ===========   ===========   ============
Exchange of common and preferred stock, for minority
  interest in Epimmune......................................  $        --   $ 4,307,000   $         --
                                                              ===========   ===========   ============

                            See accompanying notes.

                                 EPIMMUNE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

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

PRINCIPLES OF CONSOLIDATION

     On July 1, 1999, the Company completed a series of transactions (the "Exchange Transactions") in which it: (i) transferred all of the outstanding shares of Epimmune's Series B-1 Preferred Stock then held by Cytel to G.D. Searle & Co. ("Searle") in exchange for all of the outstanding shares of Cytel's Series B Preferred Stock, (ii) issued 859,666 shares of Cytel's Series S Preferred Stock and 549,622 shares of Cytel's Series S-1 Preferred Stock to Searle in exchange for all outstanding shares of Epimmune's Series B Preferred Stock and Series B-1 Preferred Stock and (iii) issued a total of 1,027,782 shares of Cytel's Common Stock to the holders of Common Stock of Epimmune in exchange for all outstanding shares of Epimmune's Common Stock. The acquisition of the minority interest in Epimmune, through the exchange transaction, was accounted for as a purchase. The Company recorded the acquisition of the minority interest at the fair market value of the preferred and common stock issued, and determined that the excess of the purchase price over the identifiable net assets of $3.2 million was in-process technology based on a discounted cash flow analysis of that technology. The analysis, with a discount rate of 50%, was based on estimated research and development costs for nine years and product revenues beginning in year six, after the assumed completion of clinical trials and product approval by the FDA. The analysis also considered milestone payments based on scientific accomplishments and new collaborative revenues based on projected future collaboration agreements. The value of the technology was charged to acquired in-process technology because technological feasibility had not been achieved nor had alternative future uses for the technology been identified. Following the Exchange Transactions, Cytel merged with Epimmune and changed its name to Epimmune Inc. As of December 31, 2000, Pharmacia, the parent of Searle owned 4.0% of the Company's outstanding common stock and all of the Company's outstanding preferred stock.

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

SHORT-TERM INVESTMENTS

     The Company has classified its investments as available-for-sale and accordingly carries them at fair value. Unrealized holding gains or losses on these securities are included in comprehensive income. The

                                 EPIMMUNE INC.

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

IMPAIRMENT OF LONG-LIVED ASSETS

     In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company values the asset at fair value. As described fully under Note 2 -- Discontinuance of Cytel operations, management determined that the cell adhesion patent assets were impaired, and recorded a $3.4 million loss on permanent impairment of these assets in 1998.

PATENT COSTS

     Patent costs are amortized on a straight-line basis over ten years. The patent costs are shown net of accumulated amortization of $577,000 and $246,000 at December 31, 2000 and 1999, respectively.

DEFERRED RENT

     Rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense incurred in excess of rent paid is reflected as deferred rent until April 2004.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation'

     ("SFAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Deferred compensation for options granted to non-employees has been determined in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18 as the fair value of the consideration received or the

                                 EPIMMUNE INC.

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted to non-employees are periodically re-measured as the underlying options vest.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB 25 ("FIN 44" or the "Interpretation"). The Interpretation, which has been adopted prospectively as of July 1, 2000, requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Management believes the Company's accounting for its stock options is in compliance with the guidelines provided in FIN 44, and therefore, the adoption of FIN 44 did not affect the Company's results of operations.

RESEARCH AND DEVELOPMENT REVENUES AND EXPENSES

     Collaboration revenues are earned and recognized as research costs are incurred in accordance with the provisions of each agreement. Fees paid to initiate research projects are deferred and recognized over the project period. Milestone payments are recognized as revenue upon the completion of the milestone. Revenue from grants is recognized on a percentage of completion basis as related costs are incurred. The Company recognizes revenue only on payments that are non-refundable, and defers revenue recognition until performance obligations have been completed. Research and development costs are expensed as incurred. Expenses under research grants and contracts, which are included in research and development, were approximately $4.5 million, $4.9 million and $4.5 million for 2000, 1999 and 1998, respectively.

RESEARCH GRANTS

     Research grants represent research and development revenues primarily from the National Institutes of Health.

NET LOSS PER SHARE

     Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period excluding unvested shares pertaining to early exercises. All potential common shares have been excluded from the diluted net loss per share calculations as they are antidilutive to net loss.

COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted the SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income (loss) and its components; the Company has disclosed its comprehensive income (loss) in the statement of stockholders' equity.

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

     Based on the determination to terminate Cytel's businesses and focus future operations on Epimmune, Cytel recorded a restructuring charge of $3.7 million in the first quarter 1999. This restructuring charge was reduced to $2.7 million in the fourth quarter 1999, primarily due to early terminations and subsequent subleasing of facility leases and auction proceeds received for sale of assets. During 2000, the Company made payments totaling $242,000 related to final shut-down costs for Cytel and made a further $100,000 reduction in accrued restructuring due to a favorable IRS ruling relating to potential tax liability regarding Cytel's employee stock purchase plan.

SALE OF THE GLYTEC CARBOHYDRATE SYNTHESIS AND MANUFACTURING BUSINESS

     On February 28, 1999, Cytel licensed its proprietary carbohydrate synthesis and manufacturing intellectual property assets to Baxter Healthcare Corporation's Nextran unit ("Nextran") for exclusive use in xenotransplantation. Cytel received total consideration of $4.0 million, of which $3.2 million was cash and $0.8 million was assignment of certain liabilities to Nextran. Additionally, Nextran assumed the facility lease and certain personnel and fixed assets related to this manufacturing operation. On March 26, 1999, Cytel sold the remainder of its Glytec carbohydrate synthesis and manufacturing intellectual property assets to Neose Technologies, Inc. ("Neose"). Neose paid Cytel $3.5 million cash and paid an additional $1.5 million into escrow, the release of which was conditioned on the Company's satisfaction of certain matters relating to the patents and licenses acquired by Neose. As a result of the transactions with Nextran and Neose, the Company recorded a gain on sale and disposal of assets of approximately $3.2 million in 1999.

     During 2000, the Company was paid $1.1 million in satisfaction of certain matters under the escrow agreement with Neose which has been recorded in other income. Neose may pay the Company up to an additional $1.6 million contingent on potential payments and revenues realized by Neose in connection with certain future corporate collaborations.

                                 EPIMMUNE INC.

 3. SHORT-TERM INVESTMENTS

     The following tables summarize available-for-sale securities:

                                              AVAILABLE-FOR-SALE SECURITIES
                        --------------------------------------------------------------------------
                                      GROSS UNREALIZED    GROSS UNREALIZED       ESTIMATED FAIR
                           COST            GAINS               LOSSES                VALUE
                        ----------    ----------------    ----------------    --------------------
DECEMBER 31, 2000
U.S. Government
  Securities..........  $       --         $   --             $     --             $       --
Corporate
  Obligations.........   5,408,000          4,000                   --              5,412,000
                        ----------         ------             --------             ----------
                        $5,408,000         $4,000             $     --             $5,412,000
                        ==========         ======             ========             ==========

                                              AVAILABLE-FOR-SALE SECURITIES
                        --------------------------------------------------------------------------
                                      GROSS UNREALIZED    GROSS UNREALIZED       ESTIMATED FAIR
                           COST            GAINS               LOSSES                VALUE
                        ----------    ----------------    ----------------    --------------------
DECEMBER 31, 1999
U.S. Government
  Securities..........  $  500,000         $   --             $ (5,000)            $  495,000
Corporate
  Obligations.........   5,969,000             --              (52,000)             5,917,000
                        ----------         ------             --------             ----------
                        $6,469,000         $   --             $(57,000)            $6,412,000
                        ==========         ======             ========             ==========

     The above tables exclude an aggregate of $888,000 and $599,000 in corporate obligations that are classified as cash equivalents in the accompanying balance sheets at December 31, 2000 and 1999, respectively, due to the contractual maturity of these assets.

     The amortized cost and estimated fair value of debt securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                       DECEMBER 31, 2000           DECEMBER 31, 1999
                                    ------------------------    ------------------------
                                                  ESTIMATED                   ESTIMATED
                                       COST       FAIR VALUE       COST       FAIR VALUE
                                    ----------    ----------    ----------    ----------
Due in one year or less...........  $1,600,000    $1,602,000    $3,642,000    $3,618,000
Due after one to four years.......   3,808,000     3,810,000     2,827,000     2,794,000
                                    ----------    ----------    ----------    ----------
                                    $5,408,000    $5,412,000    $6,469,000    $6,412,000
                                    ==========    ==========    ==========    ==========

 4. BALANCE SHEET INFORMATION

     Other current assets consist of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Investment income and grant revenue receivable..............  $323,000    $368,000
Contract revenue receivable.................................   125,000          --
Prepaid expenses............................................    59,000      56,000
Reimbursement for incurred license costs....................        --      36,000
                                                              --------    --------
                                                              $507,000    $460,000
                                                              ========    ========

                                 EPIMMUNE INC.

 4. BALANCE SHEET INFORMATION (CONTINUED)
     Property and equipment consist of the following:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
Furniture and equipment.....................................  $1,178,000    $  826,000
Leasehold improvements......................................     219,000       215,000
                                                              ----------    ----------
                                                               1,397,000     1,041,000
Less accumulated depreciation and amortization..............    (431,000)     (224,000)
                                                              ----------    ----------
                                                              $  966,000    $  817,000
                                                              ==========    ==========

     Accounts payable and accrued liabilities consist of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 2000         1999
                                                              ----------    --------
Trade accounts payable......................................  $  935,000    $821,000
Directors deferred compensation.............................      60,000      64,000
Miscellaneous accrued liabilities...........................       9,000      85,000
                                                              ----------    --------
                                                              $1,004,000    $970,000
                                                              ==========    ========

 5. ADDITIONAL STATEMENT OF OPERATIONS INFORMATION

     As a result of the events described in Note 1, the Company is presenting additional information related to the operations of Cytel and Epimmune. As of July 1, 1999, Cytel and Epimmune merged.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999

                                                CYTEL                      CONSOLIDATING
                                             CORPORATION   EPIMMUNE INC.      ENTRIES         TOTAL
                                             -----------   -------------   -------------   ------------
REVENUES:
  Research and development.................  $   500,000    $ 2,000,000      $     --      $  2,500,000
  Research grants and other income.........       25,000      1,643,000            --         1,668,000
                                             -----------    -----------      --------      ------------
  Total revenues...........................      525,000      3,643,000            --         4,168,000
COSTS AND EXPENSES:
  Research and development.................    3,042,000      5,674,000            --         8,716,000
  General and administrative...............      870,000      1,638,000            --         2,508,000
  Restructuring costs......................    2,707,000             --            --         2,707,000
  Write-off of in-process technology.......           --      3,154,000            --         3,154,000
                                             -----------    -----------      --------      ------------
  Total costs and expenses.................    6,619,000     10,466,000            --        17,085,000
                                             -----------    -----------      --------      ------------
  Loss from operations.....................   (6,094,000)    (6,823,000)           --       (12,917,000)
Minority interest in net loss of
  consolidated subsidiary..................           --             --       523,000           523,000
Interest income (expense)..................      (44,000)       411,000            --           367,000
Other income (expense), net................      550,000         (6,000)           --           544,000
Gain (loss) on sales and disposal of
  assets...................................    3,296,000        (78,000)           --         3,218,000
                                             -----------    -----------      --------      ------------
Net loss...................................  $(2,292,000)   $(6,496,000)     $523,000      $ (8,265,000)
                                             ===========    ===========      ========      ============

                                 EPIMMUNE INC.

 6. STOCKHOLDERS' EQUITY

STOCK WARRANTS

     In June 1999, September 1999, and May 2000, the Company issued warrants to purchase 235,200, 5,804 and 4,960 shares respectively, of Common Stock with an exercise price of $1.875 to former officers of Cytel. The warrants were issued in connection with severance agreements and were recorded at their fair value on the date of grant. The expense associated with the issuance of the warrants was included as part of the restructuring charge. The warrants issued in June and September 1999 will expire June 2003; warrants issued in May 2000 will expire May 2004.

EMPLOYEE STOCK PURCHASE PLAN

     In October 1991, Cytel adopted an Employee Stock Purchase Plan ("ESPP") whereby employees, at their option, could purchase shares of Cytel common stock through payroll deductions at the lower of 85% of the fair market value on the plan offering date or 85% of the fair market value of the common stock at the purchase date. The ESPP was terminated in July 1999. As of the termination date of the ESPP, 85,558 shares of common stock had been issued under the Stock Plan.

STOCK PLANS

  1989 Stock Plan

     In November 1989, Cytel adopted a Stock Plan (the "Plan"), under which options may be granted to employees, directors, consultants or advisors of Cytel. The Plan provides for the grant of both incentive stock options and nonstatutory stock options. The exercise price of an incentive stock option is not less than the fair market value of the common stock on the date of grant. The exercise price of nonstatutory options is not less than 85% of the fair market value of the common stock on the date of grant. No options granted under the Plan have a term in excess of ten years from the date of grant. Shares and options issued under the Plan vest over varying periods of one to six years. Effective June 9, 2000 with the approval of the Company's 2000 Plan, the Plan was discontinued resulting in cancellation of remaining available shares and any shares granted under the Plan that in the future are cancelled or expire will not be available for re-grant. As of December 31, 2000, 716,385 options to purchase common stock were outstanding under the 1989 Plan.

  1997 Stock Plan

     In December 1997, Epimmune Inc. adopted a Stock Plan ("Epimmune Stock Plan"), under which options were granted to employees, directors, and consultants of Epimmune Inc. The Epimmune Stock Plan provides for the grant of both incentive stock options and nonstatutory stock options. The exercise price of an incentive stock option was not less than the fair market value of the common stock on the date of grant. The exercise price of nonstatutory options was not less than 85% of the fair market value of the common stock on the date of grant. No options granted under the Plan have a term in excess of ten years from the date of grant. Options issued under the Plan vest over varying periods of one to four years. Effective with the Exchange Transaction, the Company assumed 423,283 options granted under the Epimmune Stock Plan. Options that terminate will not be available for future grant. As of December 31, 2000, 262,647 options to purchase common stock were outstanding under the Epimmune Stock Plan.

  2000 Stock Plan

     In June 2000, Epimmune Inc. adopted a Stock Plan ("2000 Stock Plan"), under which options may be granted to employees, directors, consultants or advisors of Epimmune. The 2000 Stock Plan provides for the grant of both incentive stock options and nonstatutory stock options. The exercise price of an incentive stock option is not less than the fair market value of the common stock on the date of the grant. The exercise price

                                 EPIMMUNE INC.

 6. STOCKHOLDERS' EQUITY (CONTINUED)

of nonstatutory options is not less than 85% of the fair market value of the common stock on the date of grant. No options granted under the 2000 Stock Plan have a term in excess of ten years from the date of grant. Options issued under the 2000 Stock Plan may vest over varying periods of up to four years. As of December 31, 2000, 36,000 options to purchase common stock were outstanding and 664,000 options were available for future grant under the 2000 Stock Plan.

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

     The following table summarizes stock option activity under all stock option plans for the three years ended December 31, 2000:

                                                                     WEIGHTED
                                                       SHARES      AVERAGE PRICE
                                                      ---------    -------------
Balance at December 31, 1997........................    540,593        30.94
  Granted...........................................    437,671        10.82
  Exercised.........................................     (1,997)        1.50
  Cancelled.........................................   (418,009)       32.84
                                                      ---------       ------
Balance at December 31, 1998........................    558,258        13.88
  Granted...........................................    453,754         3.38
  Assumed from Epimmune.............................    423,283         0.27
  Exercised.........................................    (25,023)        0.40
  Cancelled.........................................   (355,910)       12.36
                                                      ---------       ------
Balance at December 31, 1999........................  1,054,362       $ 4.76
  Granted...........................................    120,500         6.24
  Exercised.........................................    (98,398)        0.31
  Cancelled.........................................    (61,432)        9.23
                                                      =========       ======
Balance at December 31, 2000........................  1,015,032       $ 5.10
                                                      =========       ======

                                 EPIMMUNE INC.

 6. STOCKHOLDERS' EQUITY (CONTINUED)

     As of December 31, 2000, 664,000 shares are available for future issuance under the 2000 Stock Option Plan. The following is a summary of the options outstanding as of December 31, 2000:

                                                                                          WEIGHTED
                                                                                           AVERAGE
                                             WEIGHTED         WEIGHTED                    EXERCISE
                                              AVERAGE          AVERAGE                    PRICE OF
RANGE OF EXERCISE        OPTIONS          REMAINING LIFE      EXERCISE       OPTIONS       OPTIONS
     PRICES            OUTSTANDING           IN YEARS           PRICE      EXERCISABLE   EXERCISABLE
-----------------      -----------        --------------     -----------   -----------   -----------
$00.16 - $02.25...        265,074              7.46            $ 0.38        264,360       $ 0.37
$03.18 - $03.18...        355,678              8.93              3.19         94,323         3.19
$03.75 - $10.72...        322,684              7.23              7.47        158,086         9.43
$11.16 - $42.88...         71,596              3.69             21.31         63,389        22.11
                        ---------                                            -------
Total                   1,015,032                                            580,158
                        =========                                            =======
Weighted averages                              7.64            $ 5.10                      $ 5.67

     Adjusted pro forma information regarding net income or loss is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the "Black-Scholes" method for option pricing with the following weighted average assumptions for 2000, 1999, and 1998: risk-free interest rates of 6%; dividend yield of 0; and a weighted average expected life for all options of six years. The volatility factor assumptions of the expected market price the Company's common stock were 142%, 135%, and 105% for 2000, 1999, and 1998, respectively.

     For purposes of adjusted pro forma disclosures, the estimated fair value of the option is amortized to expense over the option's vesting period. The Company's adjusted pro forma information is as follows:

                                       2000            1999            1998
                                    -----------    ------------    ------------
Pro forma net loss................  $(5,227,000)   $(11,225,000)   $(23,895,000)
Pro forma net loss per share......  $     (0.75)   $      (2.13)   $      (4.98)

     The weighted average fair value of options granted during 2000, 1999, and 1998 was $5.86, $3.02, and $8.11, respectively.

     In March 1993, the Company adopted a Stockholder Rights Plan. The Plan provides for the distribution of a preferred stock purchase right ("Rights") as a dividend for each share of the Company's common stock held as of the record date at the close of business on April 8, 1993. Under certain conditions involving an acquisition by any person or group of 15% or more of the common stock, the Rights permit the holders (other than the 15% holder) to purchase one one-hundredth of a share of Series A Preferred Stock at a price of $80 per one one-hundredth of a preferred share per Right. Each one one-hundredth of a share of preferred stock has rights, privileges and preferences which make its value approximately equal to the value of a common share. In addition, in the event of certain business combinations, the Rights permit the purchase of the common stock of an acquirer at a 50% discount. Under certain conditions, the Rights may be redeemed by the Board of Directors at a price of $.01 per Right. The Rights have no voting privileges and are attached to and automatically trade with the Company's common stock. The Rights will expire on March 19, 2003.

                                 EPIMMUNE INC.

 7. EQUIPMENT LOANS AND NOTES PAYABLE

     In August 1998, Epimmune entered into a $750,000 loan and security agreement for capital equipment purchases and certain tenant improvements. In April 2000, Epimmune signed a modification to the existing loan agreement increasing the available credit limit by $400,000. These funds were used primarily for enhancement and upgrades of our scientific information management systems databases. Total advances under the credit line total $366,000 and $750,000 at December 31, 2000 and 1999, respectively. The capital equipment financed secures all borrowings. The terms of the credit line contain a financial covenant requiring the Company to maintain minimum liquidity equal to nine months cash burn, which the Company was in compliance with at December 31, 2000.

     Equipment loans and notes payable consist of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Equipment loan payable in monthly installments of principal
  and interest of $23,600, at 9.25% interest, due August
  2002......................................................  $436,000    $666,000
Equipment loan payable in monthly installments of principal
  and interest of $14,600, at 9.44% interest, due March
  2003......................................................   366,000          --
                                                              --------    --------
                                                              $802,000    $666,000
                                                              ========    ========

     Future annual principal payments on equipment loans and notes payable are as follows at December 31, 2000:

2001......................................................  $413,000
2002......................................................   346,000
2003......................................................    43,000
                                                            --------
                                                            $802,000
                                                            ========

 8. COMMITMENTS

     The Company leases its office and research facility under an operating lease that expires in March 2009. Under this operating lease, the Company pays taxes, insurance and maintenance expenses related to the premises. Epimmune's facility lease requires a letter of credit of $472,000 to secure the performance of the Company's lease obligation and is reflected as restricted cash.

     Rent expense for 2000, 1999, and 1998 was $582,000, $1.7 million and $1.8 million, respectively.

     Future minimum lease payments under operating leases at December 31, 2000 are as follows:

                                                           OPERATING
                          YEAR                               LEASES
                          ----                             ----------
2001.....................................................  $  546,000
2002.....................................................     558,000
2003.....................................................     567,000
2004.....................................................     585,000
2005.....................................................     602,000
Thereafter...............................................   2,083,000
                                                           ----------
          Total minimum lease payments...................  $4,941,000
                                                           ==========

                                 EPIMMUNE INC.

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

     In November 2000, the Company was notified by Pharmacia, that following the merger between Pharmacia and Monsanto, the parent of Searle, they would not continue funding their cancer vaccine program.

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

ELAN CORPORATION, PLC

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

                                 EPIMMUNE INC.

 9. REVENUES UNDER COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS (CONTINUED)

     In June 1999, Cytel entered a further agreement eliminating milestone obligations under the July 1998 agreement. Under the terms of the agreement, Cytel received $0.5 million, which was recorded as other income.

10. INCOME TAXES

     Significant components of the Company's deferred tax assets as of December 31, 2000 and 1999 are shown below. A valuation allowance of $59,895,000 at December 31, 2000 and $61,374,000 at December 31, 1999 has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

                                                      2000            1999
                                                  ------------    ------------
Deferred tax liabilities:
  Patents expensed for tax......................  $   (832,000)   $   (900,000)
                                                  ------------    ------------
Total deferred tax liabilities..................      (832,000)       (900,000)
Deferred tax assets:
  Capitalized research expenses.................       833,000       3,691,000
  Net operating loss carry forwards.............    50,797,000      49,179,000
  Research and development credits..............     8,949,000       8,692,000
  Other, net....................................       148,000         712,000
                                                  ------------    ------------
Total deferred tax assets.......................    60,727,000      62,274,000
Valuation allowance for deferred tax assets.....   (59,895,000)    (61,374,000)
                                                  ------------    ------------
Net deferred tax assets.........................  $         --    $         --
                                                  ============    ============

     At December 31, 2000, the Company has federal and California net operating loss carry forwards of approximately $130,106,000 and $91,475,000, respectively. The difference between the federal and California tax loss carry forwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and expiration of the California tax loss carry forwards. The federal tax loss carry forwards will begin expiring in 2003, unless previously utilized. The California tax loss carry forwards will continue to expire in 2001. The Company also has federal and California research and development tax credit carry forwards of $6,782,000 and $3,333,000, respectively. The federal research and development tax credit carry forwards will begin expiring in 2002 unless previously utilized.

     Pursuant to Internal Revenue Code Sections 382 and 383, the annual use of the Company's net operating loss and credit carry forwards will be limited because of greater than 50% cumulative changes in ownership which occurred during 1989 and 1994. However, the Company believes that these limitations will not have a material impact on the financial statements.

                                 EPIMMUNE INC.

11. UNAUDITED QUARTERLY FINANCIAL INFORMATION

     The following tables present unaudited quarterly financial information, for the eight quarters ended December 31, 2000. We believe this information reflects all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period. (in millions, except per share data):

    YEAR ENDED DECEMBER 31, 2000       1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
    ----------------------------       -----------    -----------    -----------    -----------
Revenues.............................    $ 0.3          $ 0.4          $ 0.5          $ 0.4
Income (loss) from operations........     (1.8)          (1.6)          (1.6)          (1.9)
Net income (loss)....................     (0.7)          (1.5)          (1.5)          (1.0)
Basic net income (loss) per share....     (0.11)         (0.21)         (0.21)         (0.14)
Diluted net income (loss) per
  share..............................     (0.11)         (0.21)         (0.21)         (0.14)

    YEAR ENDED DECEMBER 31, 1999       1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
    ----------------------------       -----------    -----------    -----------    -----------
Revenues.............................    $ 0.9          $ 0.5          $ 2.5          $ 0.3
Income (loss) from operations........     (8.3)          (1.9)          (2.8)           0.1
Net income (loss)....................     (4.7)          (0.9)          (2.8)           0.1
Basic net income (loss) per share....     (0.95)         (0.17)         (0.51)          0.03
Diluted net income (loss) per
  share..............................     (0.95)         (0.17)         (0.51)          0.02

12. SUBSEQUENT EVENTS

     On January 16, 2001, the Company entered into an employment agreement with Dr. Emile Loria for the position of President and Chief Executive Officer contingent upon his obtaining satisfactory approval to work in the United States. Dr. Loria was elected to the Company's Board of Directors.

     Also on January 16, 2001, Epimmune entered into a Restricted Stock Purchase agreement with Dr. Loria for the purchase of 1,056,301 common shares at $2.50 per share. A promissory note was issued, secured by the shares issued to Dr. Loria, where principal and interest will be due and payable in four years from the date of the note.