Form 10-Q
period 2001-03-31
EPIMMUNE INC
filed 2001-05-11
CIK 822206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001, or

[ ]	Transition Period Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ________ to ________.

Commission file number 0-19591

EPIMMUNE INC.
(Exact name of Registrant as specified in its charter)

Delaware	33-0245076

(State of Incorporation)	(I.R.S. Employer Identification No.)

5820 Nancy Ridge Drive
San Diego, California 92121

(Address of principal executive offices)

(858) 860-2500

(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No  [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock: $.01 par value 8,908,278 shares outstanding as of May 8, 2001.

COVER PAGE

PART I. FINANCIAL INFORMATION
ITEM I. Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
PART II. OTHER INFORMATION
ITEM 2. Changes in Securities and Use of Proceeds
ITEM 6. EXHIBITS
SIGNATURES
EXHIBIT 10.79
EXHIBIT 10.80
EXHIBIT 10.81
EXHIBIT 10.82
EXHIBIT 10.83
EXHIBIT 10.84
EXHIBIT 10.85
EXHIBIT 10.86
EXHIBIT 10.87

EPIMMUNE INC.
QUARTERLY REPORT
FORM 10-Q

COVER PAGE		1

TABLE OF CONTENTS		2

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000	3

	Condensed Consolidated Statements of Operations For the Three Months Ended March 31, 2001 and 2000	4

	Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2001 and 2000	5

	Notes to Condensed Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	11

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	*

ITEM 2.	Changes in Securities and Use of Proceeds	20

ITEM 3.	Defaults upon Senior Securities	*

ITEM 4.	Submission of Matters to a Vote of Security Holders	*

ITEM 5.	Other Information	*

ITEM 6.	Exhibits and Reports on Form 8-K	20

SIGNATURE		21

* No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

EPIMMUNE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2001	2000

	(unaudited)
Assets

Current assets:

Cash and cash equivalents	$2,550	$4,181

Short-term investments	5,259	5,412

Prepaids and other current assets	481	507

Total current assets	8,290	10,100

Restricted cash	472	472

Property and equipment, net	898	966

Patents and other assets	3,087	2,948

Total assets	$12,747	$14,486

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable and accrued liabilities	$790	$1,004

Deferred contract revenues	178	229

Accrued payroll and related expenses	223	241

Current portion of equipment loans and notes payable	411	413

Total current liabilities	1,602	1,887

Notes payable, less current portion	282	389

Deferred rent	133	119

Commitments

Stockholders’ equity:

Preferred stock, $.01 par value, 10,000,000 shares authorized, 1,409,288 shares issued and outstanding at March 31, 2001 and December 31, 2000	14	14

Common stock, $.01 par value, 25,000,000 shares authorized, 8,892,674 shares and 7,847,343 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively	89	78

Additional paid-in capital	156,417	153,720

Note receivable held by stockholder	(2,641)	—

Accumulated deficit	(143,164)	(141,725)

Unrealized gain on available-for-sale securities	15	4

Total stockholders’ equity	10,730	12,091

	$12,747	$14,486

See accompanying notes.

EPIMMUNE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended March 31,

	2001	2000

Revenues

Research and development	$300	$—

Research grants and other income	469	328

Total revenues	769	328

Cost and Expenses

Research and development	1,668	1,478

General and administrative	650	661

Total costs and expenses	2,318	2,139

Loss from operations	(1,549)	(1,811)

Interest income, net	109	136

Other income, net	—	961

Net loss	$(1,440)	$(714)

Net loss per share — basic and diluted	$(0.19)	$(0.11)

Shares used in computing net loss per share — basic and diluted	7,775,907	6,276,335

See accompanying notes.

EPIMMUNE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended March 31,

	2001	2000

OPERATING ACTIVITIES

Net loss	$(1,440)	$(714)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	166	125

Amortization of deferred compensation	69	—

Deferred rent	14	19

Deferred revenue	(51)	6

Gain on disposal of assets	—	(5)

Restructuring operating expenses	—	(89)

Changes in operating assets and liabilities:

Other current assets	26	(194)

Accounts payable and accrued liabilities	(214)	84

Accrued payroll and related expenses	(18)	41

Net cash used in operating activities	(1,448)	(727)

INVESTING ACTIVITIES

Purchases of available-for-sale securities	(506)	(2,150)

Maturities of available-for-sale securities	670	1,129

Proceeds from sale of property and equipment	—	5

Purchase of property and equipment	(3)	(83)

Patents	(233)	(101)

Net cash used in investing activities	(72)	(1,200)

FINANCING ACTIVITIES

Principal payments under equipment notes payable and note payable to bank	(109)	(56)

Net (repurchases) proceeds from issuance of common stock	(2)	4,327

Net cash (used in) provided by financing activities	(111)	4,271

Increase (decrease) in cash and cash equivalents	(1,631)	2,344

Cash and cash equivalents at beginning of period	4,181	1,843

Cash and cash equivalents at end of period	$2,550	$4,187

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$18	$16

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING

ACTIVITIES

Unrealized gains on available-for-sale securities	$11	$3

Issuance of common stock for stockholder note receivable	$2,641	$—

See accompanying notes.

EPIMMUNE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2001

1. Basis of Presentation

The interim unaudited condensed consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, the unaudited information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2000.

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding owned but unvested shares. All potential common shares have been excluded from the diluted net loss per share calculations, as they are antidilutive.

2. New Accounting Standard

In June 1998, the Financial Standards Accounting Board, or FASB, issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement will require the recognition of all derivatives on our balance sheet at fair value. The FASB subsequently delayed implementation of the standard for the financial years beginning after June 15, 2000. We have adopted the new Statement effective January 1, 2001. The impact on our financial statements is not expected to be material.

3. CEO Recruitment

On January 16, 2001, we entered into an employment agreement with Dr. Emile Loria for the position of President and Chief Executive Officer contingent upon his obtaining satisfactory approval to work in the United States. Dr. Loria was elected to the Company’s Board of Directors.

Also on January 16, 2001, we entered into a Restricted Stock Purchase agreement with Dr. Loria for the purchase of 1,056,301 common shares at $2.50 per share. The shares vest daily over a four-year period and unvested shares are subject to a repurchase option in favor of the Company. A promissory note was issued for the purchase price of the shares, secured by the shares issued to Dr. Loria. Principal and interest under the promissory note will be due and payable four years from the date of the note.

4. Nexell

On March 28, 2001, we entered into a license agreement with Nexell Therapeutics Inc. granting Nexell a non-exclusive license to certain cancer antigens and associated technology for use in ex-vivo cell therapy. In connection with the agreement, we received an upfront license fee, half of which was paid on signing and half of which will be paid four months from signing. We are also entitled to receive milestones and royalties on product sales.

5. Subsequent Event

On April 5, 2001, we entered into a license and option agreement with Elan which gives Elan an exclusive license to use and evaluate our PADRE® technology in animal studies and Phase I clinical trials for prevention and treatment of neurodegenerative conditions including Alzheimer’s Disease. Elan also has the right to negotiate an exclusive license for continued development and commercialization of products using the technology in that field. In connection with the agreement, we received an upfront license fee.

PART I. FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those discussed below and in the section entitled “Risks and Uncertainties,” as well as those discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Epimmune Inc. was a majority-owned subsidiary of Cytel Corporation until July 1, 1999, at which time Cytel and Epimmune merged. All references to “we,” “us” or “our company” are to the combined entity of Cytel and Epimmune. Epimmune™ and PADRE™ are trademarks of the Company.

Since Cytel’s inception in July 1987, we have devoted substantially all of our resources to the discovery and development of potential therapeutic and prophylactic products. To date, we have not received any revenues from the sale of products. We have funded our research and development primarily from equity-derived working capital and through strategic alliances with other companies. We have been unprofitable since our inception and expect to incur substantial operating losses for the next several years. As of March 31, 2001, our accumulated deficit was approximately $143.2 million.

Results of Operations

Three months ended March 31, 2001 (“2001”), as compared with three months ended March 31, 2000 (“2000”).

In 2001, we had total revenues of $0.8 million from research grants, research and development contracts and license fees, as compared to $0.3 million in 2000 from research grants.

Research and development expenses increased to $1.7 million in 2001 from $1.5 million in 2000. The increase relates primarily to increased costs for sponsored research as part of our HIV grant program, and higher equipment and facility related costs in 2001 compared to 2000.

General and administrative costs were approximately $0.7 million in 2001 and 2000.

Net interest income was $0.1 million in 2001 and 2000, based on comparable average cash balances.

Other income was zero in 2001 compared to other income of $1.0 million in 2000 which resulted from a payment from Elan of $0.5 million for the assignment of a Cytel license agreement and release of $0.5 million from escrow under a 1999 agreement with Neose.

We expect to incur operating losses over the next several years due to continuing expenses associated with our research and development programs, including preclinical testing and clinical trials. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of revenues received and expenses incurred, and such fluctuations may be substantial.

Liquidity and Capital Resources

We have financed operations since inception primarily through private placements of our equity securities, two public common stock offerings, revenues under collaborative research and development agreements, grant revenues, capital and operating lease transactions, certain asset divestitures and interest income. Through March 2001, we have raised approximately $151.4 million from the sale of equity securities. As of March 31, 2001, we had 10,397,611 shares outstanding on an as-converted basis, assuming conversion of preferred shares held by Pharmacia Corporation (formerly known as G.D. Searle & Co., a wholly-owned subsidiary of Monsanto Company).

As of March 31, 2001, our cash, cash equivalents, restricted cash and short-term investments were $8.3 million compared to $10.1 million at December 31, 2000. The decrease was due to cash used for operations. We expect to continue to use our cash, cash equivalents and short-term investments to fund our ongoing vaccine research programs. We had net working capital of $6.7 million as of March 31, 2001 compared to $8.2 million as of December 31, 2000.

Capital expenditures were negligible in the first quarter 2001, compared to $0.1 million in the first quarter 2000 for laboratory equipment. We have financed our laboratory equipment and research and office facilities primarily through operating lease arrangements and a note payable.

Payments related to capitalized patent expenses was $0.2 million in the first quarter 2001, compared to $0.1 million in the first quarter 2000.

We expect to incur substantial additional research and development expenditures in connection with our ongoing vaccine research programs, including costs related to preclinical testing, clinical trials and manufacturing, as well as marketing and distribution expenses. It is our intention to seek collaborative research and development relationships with suitable corporate partners. There can be no assurance that any agreements that may result from these discussions will successfully reduce our funding requirements or will not be terminated. For example, Pharmacia ended our collaboration in the cancer field. We will require additional equity or debt financing in order to pursue our research and development programs, and there can be no assurance that these funds will be available on favorable terms, if at all. If adequate financing is not available we may be required to delay, scale back or eliminate one or more of our drug discovery or development programs, or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products that we would not otherwise relinquish, sell the Company or certain of its assets or technologies or cease operations.

We anticipate that our existing resources will enable us to maintain our current and planned operations through the end of 2001. The estimate for the period for which we anticipate our existing resources to enable us to maintain our current and planned operations is a forward-looking statement that involves risks and uncertainties as set forth herein.

Our future capital requirements will depend on many factors, including:

•	our ability to establish and maintain collaborative arrangements;

•	progress with preclinical testing and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing, prosecuting and enforcing patent claims;

•	competing technological and market developments;

•	changes in our existing research relationships;

•	continued scientific progress in our drug discovery programs;

•	the magnitude of our drug discovery programs;

•	the cost of manufacturing scale-up; and

•	effective commercialization activities and arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2001, our investment portfolio included fixed-income securities of $7.8 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates would have no material impact on our financial condition or results of operations.

RISK FACTORS

We wish to caution readers that the following important factors, among others, in some cases have affected our results and in the future could cause our actual results and needs to vary materially from forward-looking statements made from time to time by us on the basis of management’s then-current expectations. The business in which we are engaged is in rapidly changing and competitive markets and involves a high degree of risk, and accuracy with respect to forward-looking projections is difficult.

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

We may never obtain approvals from the U.S. Food and Drug Administration, or FDA, or other necessary regulatory approvals to successfully commercialize any of our products under development. Further, we may not be able to manufacture any products in commercial quantities in compliance with regulatory requirements at an acceptable cost. Even if we successfully develop and obtain approval for our products, we may fail to achieve the necessary market acceptance of these products. Our failure to address problems and delays relating to research and development, regulatory approval, manufacturing and marketing would harm our business.

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

Pharmacia’s decision to end our collaboration may delay or limit our ability to develop our cancer epitope products.

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

As of March 31, 2001, we had $8.3 million in cash, cash equivalents, restricted cash and short-term investments. Our future capital requirements will depend on many factors, including: continued scientific progress in our drug discovery programs; the magnitude of our drug discovery programs; our ability to establish and maintain collaborative arrangements; progress with preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; our ability to establish and maintain collaborative arrangements; the cost of manufacturing scale-up; and effective commercialization activities and arrangements.

We intend to seek additional funding through collaborative arrangements or equity or debt financings. If additional financing is not available, we anticipate that our existing resources will enable us to maintain our current and planned operations through the end of 2001. We may not be able to obtain financing on favorable terms, if at all, or enter into additional collaborations to reduce our funding requirements. If we acquire funds by issuing securities, further dilution to existing stockholders may result. If we acquire funds through additional collaborations, we will likely have to relinquish some or all of the rights to products or technologies that we may have otherwise developed ourselves. If we are unable to obtain funding, we may be required to sell the Company or certain of its assets or technologies or to cease operations.

Our history of operating losses and our expectations of continuing losses may hurt our ability to continue operations.

We have experienced significant operating losses since our inception in 1987. As of March 31, 2001, we had an accumulated deficit of $143.2 million. We have not generated revenues from the commercialization of any product. All of our revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants, certain asset divestitures and interest income. We expect that substantially all of our revenues for the foreseeable future will result from research grants and, if we are able to establish new collaborations, payments under those future collaborations, including royalties on product sales and interest income. We expect to continue to incur substantial net operating losses which may imperil our ability to continue operations. To achieve profitable operations, we, alone or with partners, must successfully identify, develop, register and market proprietary products. We may not be able to generate sufficient product revenue to become profitable on a sustained basis or at all.

If we cannot cost-effectively manufacture our products and the products of our partners in commercial quantities and in compliance with regulatory requirements, we may not be able to successfully commercialize our products.

To be successful, our products and the products of our partners must be manufactured in commercial quantities in compliance with regulatory requirements and at an acceptable cost. We have not commercialized any products, nor have we demonstrated that we can manufacture commercial quantities of our product candidates or our partners’ product candidates in accordance with regulatory requirements. We intend to rely on third party contract manufacturers to produce materials needed for clinical trials and product commercialization. Third party manufacturers may not be able to meet our needs with respect to timing, quantity or quality. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, it may delay clinical trials, regulatory approvals and marketing efforts for our products. Such delays could adversely affect our competitive position and our chances of achieving profitability. We cannot be sure that we can manufacture, either on our own our through contracts with third parties, such products at a cost or in quantities which are commercially viable.

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

Among the other requirements for regulatory approval is the requirement that prospective manufacturers conform to the FDA’s Good Manufacturing Practices, or GMP, requirements specifically for biological drugs, as well as for other drugs. In complying with the FDA’s GMP requirements, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. Failure to comply with the FDA’s GMP requirements subjects the manufacturer to possible FDA regulatory action. If we or our contract manufacturers, if any, fail to maintain compliance with the FDA’s GMP requirements on a continuing basis, it could materially adversely affect our operations, commercialization efforts and profitability.

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

As is typical in the biotechnology industry, our commercial success will depend in part on our ability to avoid infringing patents issued to competitors or breaching the technology licenses upon which we might base our products. If we fail to obtain a license to any technology that we require to commercialize our products, or to develop an alternative compound and obtain FDA approval within an acceptable period of time if required to do so, our business would be harmed. Litigation, which could result in substantial costs to us, may also be necessary to enforce any patents issued to us or to determine the scope and validity of others’ proprietary rights. In addition, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office which could result in substantial costs to determine the priority of inventions.

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

The volatility of the price of our common stock may hurt our stockholders.

The market prices for securities of biotechnology companies, including our common stock, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. The following factors may have a significant effect on the market price of our common stock:

•	announcements of technological innovations or new commercial therapeutic products by us or others;

•	governmental regulation that affects the biotechnology and pharmaceutical industries;

•	developments in patent or other proprietary rights;

•	developments in, or terminations of, our relationships with our collaborative partners;

•	public concern as to the clinical results and/or, the safety of drugs developed by us or others; and

•	general market conditions.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the period covered by this Form 10-Q, the Company sold and issued the following securities which were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

1.	In January 2001, pursuant to the terms of a restricted stock purchase agreement, we issued 1,056,301 shares of common stock to an individual accredited investor at a purchase price of $2.50 per share. In connection with the transaction, we received a promissory note for $2.6 million secured by the shares.

The sale and issuance of securities in the transaction described above was deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) and/or Regulation D promulgated thereunder.

ITEM 6. EXHIBITS

Exhibit 10.79	Letter Agreement between Epimmune and Dr. Emile Loria regarding employment terms dated January 16, 2001.

Exhibit 10.80	Form of Restricted Stock Purchase Agreement between Epimmune and Dr. Emile Loria dated January 16, 2001.

Exhibit 10.81	Promissory Note of Dr. Emile Loria in favor of Epimmune dated January 16, 2001.

Exhibit 10.82	Stock Pledge Agreement by Dr. Emile Loria in favor of Epimmune dated January 16, 2001.

Exhibit 10.83	Amendment to Severance Benefits Agreement between Epimmune and Dr. Alessandro Sette dated March 8, 2001.

Exhibit 10.84	Amendment to Severance Benefits Agreement between Epimmune and Dr. Robert W. Chesnut dated March 8, 2001.

Exhibit 10.85	Amendment to Severance Benefits Agreement between Epimmune and Dr. Mark Newman dated March 8, 2001.

Exhibit 10.86	Amendment to Severance Benefits Agreement between Epimmune and Robert De Vaere dated March 8, 2001.

Exhibit 10.87	Non-exclusive License Agreement between Epimmune and Nexell Therapeutics, Inc., dated March 28, 2001 (with certain confidential portions deleted). (1)

(1)	Confidential Treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

EPIMMUNE INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPIMMUNE INC.

Date: May 11, 2001	By:	/s/ Robert W. Chesnut

Robert W. Chesnut, Ph.D. Executive Vice President, R&D, Secretary, Acting President and Chief Executive Officer

Date: May 11, 2001	By:	/s/ Robert De Vaere

Robert De Vaere Vice President, Finance and Chief Financial Officer, (Principal Financial and Accounting Officer)