Form 10-Q
period 2001-06-30
EPIMMUNE INC
filed 2001-08-13
CIK 822206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001, or

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

Common Stock: $.01 par value 10,064,453 shares outstanding as of August 8, 2001.

EPIMMUNE INC.
QUARTERLY REPORT
FORM 10-Q

COVER PAGE			1

TABLE OF CONTENTS			2

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements

		Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000	3

		Condensed Consolidated Statements of Operations For the Three and Six Months Ended June 30, 2001 and 2000	4

		Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2001 and 2000	5

		Notes to Condensed Consolidated Financial Statements	6

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	11

PART II	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	*

	ITEM 2.	Changes in Securities and Use of Proceeds	*

	ITEM 3.	Defaults upon Senior Securities	*

	ITEM 4.	Submission of Matters to a Vote of Security Holders	20

	ITEM 5.	Other Information	*

	ITEM 6.	Exhibits and Reports on Form 8-K	21

	SIGNATURES		22

* No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

EPIMMUNE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2001	2000

	(unaudited)
Assets

Current assets:

Cash and cash equivalents	$1,020	$4,181

Short-term investments	5,704	5,412

Prepaids and other current assets	703	507

Total current assets	7,427	10,100

Restricted cash	472	472

Property and equipment, net	896	966

Patents and other assets	3,138	2,948

Total assets	$11,933	$14,486

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable and accrued liabilities	$890	$1,004

Deferred contract revenues	102	229

Accrued payroll and related expenses	234	241

Current portion of equipment loans and notes payable	421	413

Total current liabilities	1,647	1,887

Notes payable, less current portion	173	389

Deferred rent commitments	144	119

Stockholders’ equity:

Preferred stock, $.01 par value, 10,000,000 shares authorized, 1,409,288 shares issued and outstanding at June 30, 2001 and December 31, 2000	14	14

Common stock, $.01 par value, 25,000,000 shares authorized, 8,908,278 shares and 7,847,343 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	89	78

Additional paid-in capital	156,483	153,720

Note receivable held by stockholder	(2,641)	—

Accumulated deficit	(143,984)	(141,725)
Unrealized gain on available-for-sale securities	8	4

Total stockholders’ equity	9,969	12,091

	$11,933	$14,486

See accompanying notes.

EPIMMUNE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Revenues

Research and development	$650	$—	$950	$—

Research grants and contract revenue	821	364	1,290	691

Total revenues	1,471	364	2,240	691

Costs and expenses

Research and development	1,549	1,395	3,217	2,873

General and administrative	819	557	1,469	1,218

Total costs and expenses	2,368	1,952	4,686	4,091

Loss from operations	(897)	(1,588)	(2,446)	(3,400)

Interest income, net	78	135	187	271

Other income (expense), net	(1)	—	(1)	961

Net loss	$(820)	$(1,453)	$(2,260)	$(2,168)

Net loss per share — basic and diluted	$(0.10)	$(0.21)	$(0.29)	$(0.33)

Shares used in computing net loss per share — basic and diluted	7,847,663	6,996,064	7,791,890	6,636,996

See accompanying notes.

EPIMMUNE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended June 30,

	2001	2000

OPERATING ACTIVITIES

Net loss	$(2,260)	$(2,168)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	334	255

Amortization of deferred compensation	127	—

Deferred rent	25	34

Deferred revenue	(127)	(38)

Stock warrants relating to severance agreement	—	29

Loss on disposal of assets	—	(5)

Restructuring operating expenses	—	(208)

Net change in operating assets and liabilities, net of divestitures:

Other current assets	(196)	(192)

Accounts payable and accrued liabilities	(114)	97

Accrued payroll and related expenses	(7)	22

Net cash used in operating activities	(2,218)	(2,174)

INVESTING ACTIVITIES

Purchases of available-for-sale securities	(1,144)	(3,237)

Maturities of available-for-sale securities	856	1,290

Proceeds from the sale of property and equipment	—	5

Purchase of property and equipment	(73)	(185)

Patents	(381)	(300)

Net cash used in investing activities	(742)	(2,427)

FINANCING ACTIVITIES

Principal payments under equipment notes payable and note payable to bank	(208)	(112)

Loan draw proceeds-equipment loan	—	150

Net proceeds from issuance of common stock	7	4,310

Net cash (used in) provided by financing activities	(201)	4,348

Decrease in cash and cash equivalents	(3,161)	(253)

Cash and cash equivalents at beginning of period	4,181	1,843

Cash and cash equivalents at end of period	$1,020	$1,590

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$35	$33

DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Unrealized losses on available-for-sale securities	$4	$17

Purchase of common stock for stockholder note receivable	$2,641	$—

See accompanying notes.

EPIMMUNE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2001

1. Basis of Presentation

The interim unaudited condensed consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In management’s opinion, the unaudited information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2000.

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding owned but unvested shares. All potential common shares have been excluded from the diluted net loss per share calculations, as they are antidilutive.

2. New Accounting Standard

In June 1998, the Financial Standards Accounting Board, or FASB, issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement will require the recognition of all derivatives on our balance sheet at fair value. The FASB subsequently delayed implementation of the standard for the financial years beginning after June 15, 2000. We have adopted the new Statement effective January 1, 2001. The impact on our financial statements was not material.

3. CEO Recruitment

On January 16, 2001, we entered into an employment agreement with Dr. Emile Loria for the position of President and Chief Executive Officer. Dr. Loria was elected to the Company’s Board of Directors.

Also on January 16, 2001, we entered into a Restricted Stock Purchase agreement with Dr. Loria for the purchase of 1,056,301 common shares at $2.50 per share. The shares vest daily over a four-year period and unvested shares are subject to a repurchase option in favor of the Company. A promissory note was issued for the purchase price of the shares, which note is secured by the shares issued to Dr. Loria. Principal and interest under the promissory note will be due and payable four years from the date of the note.

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

5. Elan

On April 5, 2001, we entered into a license and option agreement with Elan which gives Elan an exclusive license to use and evaluate our PADRE technology in animal studies and Phase I clinical trials for prevention and treatment of neurodegenerative conditions including Alzheimer’s Disease. Elan also has the right to negotiate an exclusive license for continued development and commercialization of products using the technology in that field. In connection with the agreement, we received an upfront license fee.

6. Pharmexa

On June 25, 2001, we entered into a license agreement with Pharmexa A/S granting Pharmexa a non-exclusive license to our PADRE technology for use in connection with their AutoVac™ technology for controlling autoimmune diseases. In connection with the agreement, we received an upfront license fee and are also entitled to receive milestones and royalties on product sales.

7. Subsequent Event — Genencor

On July 9, 2001, we entered into license, development and securities purchase agreements with Genencor International, Inc. Pursuant to those agreements, we exclusively licensed to Genencor our PADRE and epitope technologies for vaccines to treat or prevent hepatitis B, hepatitis C and human papilloma virus. Genencor will also fund research and development activities on those programs at Epimmune for 30 months and made an initial ten percent equity purchase in Epimmune. In connection with the license agreement, Genencor paid us an upfront license fee and will also pay us pre-commercialization milestones and royalties on product sales.

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

Epimmune Inc. was a majority-owned subsidiary of Cytel Corporation until July 1, 1999, at which time Cytel and Epimmune merged. All references to “we,” “us” or “our company” are to the combined entity of Cytel and Epimmune. Epimmune™ and PADRE® are trademarks of the Company.

Since Cytel’s inception in July 1987, we have devoted substantially all of our resources to the discovery and development of potential therapeutic and prophylactic products. To date, we have not received any revenues from the sale of products. We have funded our research and development primarily from equity-derived working capital and through strategic alliances with other companies. We have been unprofitable since our inception and expect to incur substantial operating losses for the next several years. As of June 30, 2001, our accumulated deficit was approximately $144.0 million.

Results of Operations

Three months ended June 30, 2001 (“2001”), as compared with three months ended June 30, 2000 (“2000”).

In 2001, we had total revenues of $1.5 million from research grants, research and development contracts and license fees, as compared to $0.4 million of revenue related to research grants in 2000.

Research and development expenses increased to $1.5 million in 2001 from $1.4 million in 2000. The increase relates primarily to higher labor, facility and equipment related costs during 2001 as compared to 2000.

General and administrative expenses increased to $0.8 million in 2001 from $0.6 million in 2000. This increase relates primarily to increased labor and related costs and increased legal expenses resulting from licensing and collaborative efforts during the 2001 period.

Net interest income was approximately $0.1 million in 2001 and 2000, based on comparable average cash balances.

Six months ended June 30, 2001 (“2001”), as compared with six months ended June 30, 2000 (“2000”).

In 2001, we had total revenues of $2.2 million related to research grants, research and development contracts and license fees, as compared to revenues of $0.7 million in 2000 related to research grants.

Research and development expenses in 2001 increased to $3.2 million from $2.9 million in 2000. The increase relates to higher labor, facility and equipment related costs in 2001 compared to 2000 as well as increased costs for sponsored research as part of our HIV grant program during the 2001 period.

General and administrative expenses were $1.5 million in 2001 compared to $1.2 million in 2000. This increase relates primarily to increased labor and related costs and increased legal expenses during the 2001 period.

Net interest income was $0.2 million in 2001 compared to $0.3 million in 2000, based on higher average cash balances.

There was no other income in 2001 compared to $1.0 million of other income in 2000. The 2000 amount represents a payment from Elan of $0.5 million related to the assignment of a license and the release of $0.5 million from escrow under the Neose agreement.

We expect to incur operating losses over the next several years due to continuing expenses associated with our research and development programs, including preclinical testing and clinical trials. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of revenues received and expenses incurred, and such fluctuations may be substantial.

Liquidity and Capital Resources

We have financed operations since inception primarily through private placements of our equity securities, two public common stock offerings, license fees, revenues under collaborative research and development agreements, grant revenues, capital and operating lease transactions, certain asset divestitures and interest income. Through June 2001, we have raised approximately $151.4 million from the sale of equity securities. As of June 30, 2001, we had 10,393,240 shares outstanding on an as-converted basis, assuming conversion of preferred shares held by Pharmacia Corporation (formerly known as G. D. Searle & Co., a wholly-owned subsidiary of Monsanto Company). Subsequent to June 30, 2001, we entered into a series of agreements with Genencor International, Inc. including license, collaboration and securities purchase agreements pursuant to which we sold 1,154,747 common shares to Genencor.

As of June 30, 2001, our cash, cash equivalents, restricted cash and short-term investments were $7.2 million compared to $10.1 million at December 31, 2000. The decrease was due to cash used for operations, partially offset by proceeds from license fees paid to us during the first six months of 2001. Subsequent to June 30, 2001, we entered into a series of agreements with Genencor International, Inc., including license, collaboration and securities purchase agreements. After giving effect to these transactions we had cash, cash equivalents, restricted cash and short-term investments of $15.0 million on a pro forma basis. We expect to continue to use our cash, cash equivalents and short-term investments to fund our ongoing vaccine research programs. We had net working capital of $5.8 million as of June 30, 2001 compared to $8.2 million as of December 31, 2000. After giving effect to the transactions we completed with Genencor International subsequent to June 30, 2001, we had net working capital of $13.6 million on a pro forma basis.

Capital expenditures totaled $0.1 million in the first six months of 2001, compared to $0.2 million in the first six months of 2000. Expenditures, during both periods, were primarily for laboratory equipment. We have financed our laboratory equipment and research and office facilities primarily through operating lease arrangements and a note payable.

Payments related to capitalized patent expenses were $0.4 million in the first six months of 2001, compared to $0.3 million in the corresponding period of 2000.

We expect to incur substantial additional research and development expenditures, including costs related to preclinical testing, clinical trials and manufacturing, as well as marketing and distribution expenses. It is our intention to seek additional collaborative research and development relationships and licensing arrangements with suitable partners. There can be no assurance that any agreements that may result from these discussions will successfully reduce our funding requirements. Additional equity or debt financing will be required, and there can be no assurance that these funds will be available on favorable terms, if at all. If adequate funds are not available we may be required to delay, scale back or eliminate one or more of our drug discovery or development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products that we would not otherwise relinquish.

We anticipate that our existing resources, including those received in connection with the Genencor International agreements subsequent to June 30, 2001, will enable us to maintain our current and planned operations through at least mid-2002. The estimate for the period for which we anticipate our existing resources to enable us to maintain our current and planned operations is a forward-looking statement that involves risks and uncertainties as set forth herein.

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

As is typical in the biotechnology industry, our commercial success will depend in part on neither infringing patents issued to competitors nor breaching the technology licenses upon which our products might be based. Our business is also subject to other significant risks, including the uncertainties associated with our ability to enter into new collaborations, and maintain our collaborations and the lengthy regulatory approval process and with potential competition from other products. Even if our products appear promising at an early stage of development, they may not reach the market for a number of reasons. Such reasons include, but are not limited to our inability to fund clinical development of such products, or the possibilities that the potential products will be found ineffective during clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale or be uneconomical to market.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2001, our investment portfolio included fixed-income securities of $6.7 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates would have no material impact on our financial condition or results of operations.

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

We are a research and development focused company. There are many factors outside of our control that may affect the timing of commencement and completion of clinical trials of any of our drug candidates, and we cannot assure you that clinical trials will commence or be completed within any anticipated timeframe. For example, although we previously indicated that Pharmacia Corporation was expected to initiate Phase I/II human clinical trials of a drug candidate in our cancer program by late 2000 or early 2001, Pharmacia recently terminated our collaboration in the cancer field. We are working with Pharmacia to implement an orderly conclusion to the collaboration and transfer of applicable materials and documentation to us so that we may proceed with the cancer program, either alone or with another partner. As a result, the clinical trials for our cancer program will not begin within the previously indicated timeframe. Although we expect to initiate clinical trials for a therapeutic vaccine targeting HIV by late 2001 or early 2002, we may experience unexpected delays in our research and development efforts that would require us to delay these trials.

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

If we cannot obtain and maintain collaboration or license agreements on acceptable terms in the future, we may not successfully develop some of our products or realize the expected value of our license agreements.

We expect to rely on collaborative arrangements both to develop and commercialize pharmaceutical products. On July 9, 2001 we entered into a collaboration with Genencor International, Inc. under which we licensed to Genencor our PADRE and epitope technologies for vaccines to treat or prevent hepatitis B, hepatitis C and human papilloma virus. We cannot be certain, however, that we will be able to enter into collaborations in the future, that any of our collaborations will remain in place or be successful or that we will receive royalty revenues, license fees or milestone payments from any of our collaborations. For example, our cancer vaccine collaboration with Pharmacia was recently terminated. We have licensed to third parties some of our technology in markets that we are not pursuing ourselves or through our collaborations. As a result, we depend on these licensees to develop and commercialize products under the license agreements. Our collaborative partners or licensees may pursue alternative technologies or develop alternative compounds either on their own or in collaboration with others in competition with compounds developed under licenses or collaborations with us. In addition, we may be required to enter into licenses or other collaborations with third parties in order to access technologies that are necessary to successfully develop certain of our products. We cannot be certain that we will be able to successfully negotiate acceptable licenses or other collaborative arrangements that will allow us to access such technologies. In addition, we cannot be certain that any technologies accessed through such licenses or other collaborations will successfully meet our requirements.

We do not directly control the amount or timing of resources that our collaborators and licensees will devote to our collaborations and out-license agreements, including the decision whether to proceed with clinical trials. Our collaborators and licensees may not commit sufficient resources to research and development programs or the commercialization of products. If our collaborators fail to conduct their activities in a timely manner, or at all, our preclinical or clinical development related to our partnership with them could be delayed or terminated. If our licensees fail to conduct their activities in a timely manner, or at all, we may not realize the expected benefits under the applicable license agreement. The suspension or termination of our collaborations or licenses, the failure of such collaborations or licenses to be successful or the delay in the development or commercialization of pharmaceutical products pursuant to such collaborations or licenses could harm our business.

Our additional financing requirements and limited access to financing may adversely affect our ability to develop products.

As of June 30, 2001, we had $7.2 million in cash, cash equivalents, restricted cash and short-term investments. Subsequent to June 30, 2001, we entered into a series of agreements with Genencor International, Inc., including license, collaboration and securities purchase agreements. After giving effect to these transactions we had cash, cash equivalents, restricted cash and short-investments of $15.0 million on a pro forma basis. Our future capital requirements will depend on many factors, including:

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

We intend to seek additional funding through collaborative arrangements, research grants or equity or debt financings. If additional financing is not available, we anticipate that our existing resources will enable us to maintain our current and planned operations through at least mid-2002. We may not be able to obtain financing on favorable terms, if at all, or enter into additional collaborations to reduce our funding requirements. If we acquire funds by issuing securities, further dilution to existing stockholders may result. If we acquire funds through additional collaborations, we will likely have to relinquish some or all of the rights to products or technologies that we may have otherwise developed ourselves. If we are unable to obtain funding, we may be required to sell the Company or certain of its assets or technologies or to cease operations.

Our history of operating losses and our expectations of continuing losses may hurt our ability to continue operations.

We have experienced significant operating losses since our inception in 1987. As of June 30, 2001, we had an accumulated deficit of $144.0 million. We have not generated revenues from the commercialization of any product. All of our revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants, certain asset divestitures and interest income. We expect that substantially all of our revenues for the foreseeable future will result from research grants and contract revenues and, if we are able to establish new collaborations, payments under those future collaborations, including royalties on product sales and interest income. We expect to continue to incur substantial net operating losses which may imperil our ability to continue operations. To achieve profitable operations, we, alone or with partners, must successfully identify, develop, register and market proprietary products. We may not be able to generate sufficient product revenue to become profitable on a sustained basis or at all.

If we or our partners cannot cost-effectively manufacture products that use our technology in commercial quantities and in compliance with regulatory requirements, we or our partners may not be able to successfully commercialize the products.

To be successful, products that use our technology must be manufactured in commercial quantities in compliance with regulatory requirements and at an acceptable cost. We have not commercialized any products, nor have we or our partners demonstrated that we can manufacture commercial quantities of product candidates that use our technology in accordance with regulatory requirements. We intend to rely on third party contract manufacturers to produce materials needed for clinical trials and product commercialization. Third party manufacturers may not be able to meet our needs with respect to timing, quantity or quality. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, it may delay clinical trials, regulatory approvals and marketing efforts for our products. Such delays could adversely affect our competitive position and our chances of achieving profitability. We cannot be sure that we can manufacture, either on our own our through contracts with third parties, such products at a cost or in quantities which are commercially viable.

The lengthy approval process and uncertainty of government regulatory requirements may delay or prevent us or our partners from commercializing products.

We and our partners cannot commercialize our products if we do not receive FDA or foreign approval for our products. Clinical testing, manufacture, promotion and sale of our products are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state and foreign regulatory agencies. These regulations may delay or prevent us from commercializing products. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, seizure of products, total or partial suspension of product marketing, failure of the government to grant pre-market approval, withdrawal of marketing approvals and criminal prosecution.

The regulatory process for new therapeutic drug products, including the required preclinical studies and clinical testing, is lengthy and expensive. We and our partners may not receive necessary FDA or foreign clearances for any of our potential products in a timely manner, or at all. The length of the clinical trial process and the number of patients the FDA will require to be enrolled in the clinical trials in order to establish the safety and efficacy of our products is uncertain. The FDA or we and our collaborators may decide to discontinue or suspend clinical trials at any time if the subjects or patients who are participating in such trials are being exposed to unacceptable health risks or if the results show no or limited benefit in patients treated with the drug compared to patients in the control group.

We and our partners may encounter significant delays or excessive costs in our efforts to secure necessary approvals. Regulatory requirements are evolving and uncertain. Future United States or foreign legislative or administrative acts could also prevent or delay regulatory approval of our products. We and our partners may not receive the necessary approvals for clinical trials, manufacturing or marketing of any of our products under development. Even if we obtain commercial regulatory approvals, the approvals may significantly limit the indicated uses for which we may market our products. In addition, the FDA may continually review a product after its initial approval and commercialization. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, as well as possible civil or criminal sanctions.

To market any drug products outside of the United States, we and our partners are also subject to numerous and varying foreign regulatory requirements, implemented by foreign health authorities, governing the design and conduct of human clinical trials and marketing approval. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country, nor does the approval by foreign health authorities ensure approval by the FDA.

Among the other requirements for regulatory approval is the requirement that prospective manufacturers conform to the FDA’s Good Manufacturing Practices, or GMP, requirements specifically for biological drugs, as well as for other drugs. In complying with the FDA’s GMP requirements, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. Failure to comply with the FDA’s GMP requirements subjects the manufacturer to possible FDA regulatory action. If we or our contract manufacturers or partners, if any, fail to maintain compliance with the FDA’s GMP requirements on a continuing basis, it could materially adversely affect our operations, commercialization efforts and profitability.

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

The market prices for securities of biotechnology companies, including our common stock, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. The following factors may have a significant effect on the market price of our common stock:

•	announcements of technological innovations or new commercial therapeutic products by us or others;

•	governmental regulation that affects the biotechnology and pharmaceutical industries;

•	developments in patent or other proprietary rights;

•	developments in, or termination of, our relationships with our collaborative partners;

•	public concern as to the clinical results and/or, the safety of drugs developed by us or others; and

•	general market conditions.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2001 Annual Meeting of Stockholders (“Annual Meeting”) was held June 18, 2001. The matters voted on at the Annual Meeting were:

1.	To elect the Board of Directors.

2.	To approve the Company’s 2001 Employee Stock Purchase Plan.

3.	To ratify the selection of Ernst & Young LLP, as independent auditors for the Company for the year ending December 31, 2001.

At the Annual Meeting, 7,901,588 shares of Common Stock out of a total of 8,905,778 shares of Common Stock outstanding at the record date were represented in person or by proxy, 935,274 shares of Series S Preferred Stock out of a total of 935,274 shares of Series S Preferred Stock outstanding at a record date were represented in person or by proxy and 549,622 shares of Series S-1 Preferred Stock out of a total of 549,622 shares of Series S-1 Preferred Stock outstanding at the record date were represented in person or by proxy. The holder of preferred stock votes its shares on all matters to be voted upon at the Annual Meeting on an as-converted to common stock basis, provided that it is not entitled to vote such shares to the extent that the total number of shares of voting capital stock held by it and its affiliates exceed 19.9% of the total shares of voting capital stock.

The results of the stockholders’ vote on each matter set forth below:

1.     Election of the Board of Directors.

Nominees	For	Withheld

Howard E. Greene, Jr.	9,312,255	74,229

William T. Comer, Ph.D.	9,312,312	74,172

Michael G. Grey	9,312,312	74,172

John P. McKearn, Ph.D.	8,029,385	1,357,099

Emile Loria, M.D.	9,312,312	74,172

2.     Approve the Company’s 2001 Employee Stock Purchase Plan.

Votes

For	8,968,247

Against	107,179

Abstain	311,058

3.     Ratify the selection of Ernst &Young LLP, as independent auditors for the year ending December 31, 2001.

Votes

For	9,363,993

Against	10,650

Abstain	11,841

ITEM 6. EXHIBITS

Exhibit 10.88	Non-exclusive License Agreement between Epimmune and Pharmexa A/S dated June 25, 2001 (with certain confidential portions deleted). (1)

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

EPIMMUNE INC.

Date: August 13, 2001	By:	/s/ Emile Loria

Emile Loria President, Chief Executive Officer and Director

Date: August 13, 2001	By:	/s/ Robert De Vaere

Robert De Vaere Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)