Form 10-Q
period 2001-09-30
EPIMMUNE INC
filed 2001-11-14
CIK 822206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001, or

[ ]	Transition Period Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From _____ to _____.

Commission file number 0-19591

EPIMMUNE INC.

(Exact name of Registrant as specified in its charter)

Delaware	33-0245076

(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Common Stock: $.01 par value 10,066,153 shares outstanding as of November 6, 2001.

EPIMMUNE INC.
QUARTERLY REPORT
FORM 10-Q

COVER PAGE			1

TABLE OF CONTENTS			2

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements

		Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000	3

		Condensed Consolidated Statements of Operations For the Three and Nine Months Ended September 30, 2001 and 2000	4

		Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2001 and 2000	5

		Notes to Condensed Consolidated Financial Statements	6

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	11

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	*

	ITEM 2.	Changes in Securities and Use of Proceeds	*

	ITEM 3.	Defaults upon Senior Securities	*

	ITEM 4.	Submission of Matters to a Vote of Security Holders	*

	ITEM 5.	Other Information	*

	ITEM 6.	Exhibits and Reports on Form 8-K	20

	SIGNATURES		21

*	No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

EPIMMUNE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2001	2000

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,672	$4,181
Short-term investments	7,418	5,412
Prepaids and other current assets	920	507

Total current assets	16,010	10,100
Restricted cash	472	472
Property and equipment, net	859	966
Patents and other assets	3,107	2,948

Total assets	$20,448	$14,486

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$860	$1,004
Deferred contract revenues	2,654	229
Accrued payroll and related expenses	248	241
Current portion of equipment loans and notes payable	407	413

Total current liabilities	4,169	1,887
Notes payable, less current portion	85	389
Deferred rent commitments	155	119
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, 1,409,288 shares issued and outstanding at September 30, 2001 and December 31, 2000	14	14
Common stock, $.01 par value, 25,000,000 shares authorized, 10,066,153 shares and 7,847,343 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	101	78
Additional paid-in capital	161,184	153,720
Note receivable from stockholder	(2,641)	—
Accumulated deficit	(142,644)	(141,725)
Unrealized gain on available-for-sale securities	25	4

Total stockholders’ equity	16,039	12,091

Total liabilities and stockholders’ equity	$20,448	$14,486

See accompanying notes.

EPIMMUNE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended Sept. 30,		Nine months ended Sept. 30,

	2001	2000	2001	2000

Revenues
Research and development	$3,146	$—	$4,096	$—
Research grants and contract revenue	1,113	451	2,403	1,142

Total revenues	4,259	451	6,499	1,142
Costs and expenses
Research and development	2,070	1,532	5,287	4,406
General and administrative	974	545	2,443	1,762

Total costs and expenses	3,044	2,077	7,730	6,168
Profit (loss) from operations	1,215	(1,626)	(1,231)	(5,026)
Interest income, net	126	120	313	392
Other income (expense), net	(1)	—	(1)	961

Net income (loss)	$1,340	$(1,506)	$(919)	$(3,673)

Net profit (loss) per share — basic	$0.15	$(0.21)	$(0.11)	$(0.54)

Net profit (loss) per share — diluted	$0.12	$(0.21)	$(0.11)	$(0.54)

Shares used in computing net profit (loss) per share — basic	9,033	7,063	8,203	6,779

Shares used in computing net profit (loss) per share — diluted	11,215	7,063	8,203	6,779

See accompanying notes.

EPIMMUNE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended September 30,

	2001	2000

OPERATING ACTIVITIES
Net loss	$(919)	$(3,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	494	388
Amortization of deferred compensation	208	14
Deferred rent	36	49
Deferred revenue	2,425	(38)
Stock warrants relating to severance agreement	—	29
Loss on disposal of assets	—	(5)
Restructuring operating expenses	—	(212)
Net change in operating assets and liabilities, net of divestitures:
Other current assets	(413)	(14)
Accounts payable and accrued liabilities	(144)	(127)
Accrued payroll and related expenses	6	24

Net cash provided by (used in) operating activities	1,693	(3,565)
INVESTING ACTIVITIES
Purchases of available-for-sale securities	(4,044)	(3,738)
Maturities of available-for-sale securities	2,059	3,005
Proceeds from the sale of property and equipment	—	5
Purchase of property and equipment	(106)	(329)
Patents	(440)	(458)

Net cash used in investing activities	(2,531)	(1,515)
FINANCING ACTIVITIES
Principal payments under equipment notes payable and note payable to bank	(310)	(170)
Loan draw proceeds-equipment loan	—	233
Net proceeds from issuance of common stock	4,638	4,311

Net cash provided by financing activities	4,329	4,374
Increase (decrease) in cash and cash equivalents	3,491	(706)
Cash and cash equivalents at beginning of period	4,181	1,843

Cash and cash equivalents at end of period	$7,672	$1,137

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$48	$52

DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized gains on available-for-sale securities	$21	$42

Sale of common stock for stockholder note receivable	$2,641	$—

See accompanying notes.

EPIMMUNE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
September 30, 2001

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

Earnings per share, EPS, is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, FAS 128. FAS 128 requires dual presentation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period, excluding owned but unvested shares. Diluted EPS reflects the potential dilution of securities that could share in our earnings, such as common stock equivalents that may be issuable upon exercise of outstanding common stock options or warrants. Common stock equivalents are not considered in loss periods as the effect is antidilutive.

2.	New Accounting Standards

In June 1998, the Financial Standards Accounting Board, or FASB, issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement will require the recognition of all derivatives on our balance sheet at fair value. The FASB subsequently delayed implementation of the standard for the financial years beginning after June 15, 2000. We adopted the new Statement effective January 1, 2001. The impact on our financial statements was not material.

In June 2001, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The adoption of SFAS No. 141 and 142 is not expected to have a material impact on the financial position or results of operations of the Company.

3.	CEO Recruitment

On January 16, 2001, we entered into an employment agreement with Dr. Emile Loria for the position of President and Chief Executive Officer. Dr. Loria was elected to the Company’s Board of Directors in January 2001.

Also on January 16, 2001, we entered into a Restricted Stock Purchase agreement with Dr. Loria for the purchase of 1,056,301 common shares at $2.50 per share. The shares vest daily over a four-year period and unvested shares are subject to a repurchase option in favor of the Company. A promissory note was issued for the purchase price of the shares, which note is secured by the shares issued to Dr. Loria. Principal and interest under the promissory note will be due and payable on January 16, 2005, four years from the date of the note.

4.	Nexell

On March 28, 2001, we entered into a license agreement with Nexell Therapeutics Inc. granting Nexell a non-exclusive license to certain cancer antigens and associated technology for use in ex-vivo cell therapy. In connection with the agreement, we received an upfront license fee, half of which was paid on signing and half of which will be paid four months from signing. We are also entitled to receive milestones and royalties on product sales, if any products are ever developed.

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

On June 25, 2001, we entered into a license agreement with Pharmexa A/S granting Pharmexa a non-exclusive license to our PADRE technology for use in connection with their AutoVac™ technology for controlling autoimmune diseases. In connection with the agreement, we received an upfront license fee and are also entitled to receive milestones and royalties on product sales, if any products are ever developed.

7.	Genencor

On July 9, 2001, we entered into license, development and securities purchase agreements with Genencor International, Inc. Pursuant to those agreements, we exclusively licensed to Genencor our PADRE and epitope technologies for vaccines to treat or prevent hepatitis B, hepatitis C and human papilloma virus. Genencor will also fund research and development activities on those programs at Epimmune for 30 months and made an initial ten percent equity purchase in Epimmune. In connection with the license agreement, Genencor paid us an upfront license fee and will also pay us pre-commercialization milestones and royalties on product sales, if any products are ever developed.

8.	Biosite

On August 17, 2001, we entered into a license agreement with Biosite Incorporated granting Biosite a non-exclusive license to our PADRE technology for use in connection with Biosite’s antibody technology which can be used to determine a new molecule’s function and its utility as a target for diagnostic or therapeutic products. In connection with the agreement, we received an upfront license fee.

9.	Anosys

On August 31, 2001, we entered into a license agreement with Anosys Inc., formerly AP Cells, granting Anosys a non-exclusive license to certain cancer antigens and associated technology for use in ex-vivo cell therapy. In connection with the agreement, we received an upfront license fee and are also entitled to receive milestones and royalties on product sales, if any products are ever developed.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those discussed below and in the section entitled “Risks Factors,” as well as those discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Epimmune Inc. was a majority-owned subsidiary of Cytel Corporation until July 1, 1999, at which time Cytel and Epimmune merged. All references to “we,” “us” or “our company” are to the combined entity of Cytel and Epimmune. Epimmune™ and PADRE® are trademarks of the Company.

Since Cytel’s inception in July 1987, we have devoted substantially all of our resources to the discovery and development of potential therapeutic and prophylactic products. To date, we have not received any revenues from the sale of products. We have funded our research and development primarily from equity-derived working capital and through strategic alliances with other companies. We have been unprofitable since our inception and expect to incur substantial operating losses for the next several years. As of September 30, 2001, our accumulated deficit was approximately $142.6 million.

Results of Operations

Three months ended September 30, 2001 (“2001”), as compared with three months ended September 30, 2000 (“2000”).

In 2001, we had total revenues of $4.3 million from research grants, research and development contracts and license fees, as compared to $0.5 million of revenue related to research grants in 2000.

Research and development expenses increased to $2.1 million in 2001 from $1.5 million in 2000. The increase relates primarily to higher labor and related costs due to increased staffing and salary increases, increased expenditures on general scientific supplies and higher patent related expenses during 2001 as compared to 2000.

General and administrative expenses increased to $1.0 million in 2001 from $0.5 million in 2000. This increase relates primarily to increased labor, recruiting and related costs and increased legal expenses resulting from licensing and collaborative efforts during the 2001 period.

Net interest income was approximately $0.1 million in 2001 and 2000, based on comparable average cash balances.

Net income for 2001 was $1.3 million or $0.15 per basic share and $0.12 per diluted share, compared with a net loss in 2000 of $1.5 million or ($0.21) per basic and diluted share. The 2001 profit resulted from receipt of payments during the quarter, under licensing agreements with Genencor, Biosite and Anosys. Since the revenues recorded resulted primarily from revenue recognized under these licensing agreements in the third quarter, we do not expect profitability to continue into the fourth quarter.

Nine months ended September 30, 2001 (“2001”), as compared with nine months ended September 30, 2000 (“2000”).

In 2001, we had total revenues of $6.5 million related to research grants, research and development contracts and license fees, as compared to revenues of $1.1 million in 2000 related to research grants.

Research and development expenses in 2001 increased to $5.3 million from $4.4 million in 2000. The increase relates primarily to higher labor and related costs due to increased staffing and salary increases, increased expenditures on general scientific supplies, and higher equipment related costs in 2001 compared to 2000 as well as increased costs for sponsored research as part of our HIV grant program during the 2001 period.

General and administrative expenses were $2.4 million in 2001 compared to $1.8 million in 2000. This increase relates primarily to increased labor, recruiting and related costs and increased legal expenses resulting from licensing and collaborative efforts during the 2001 period.

Net interest income was $0.3 million in 2001 compared to $0.4 million in 2000, based on lower average returns on cash balances during the 2001 period.

There was no other income in 2001 compared to $1.0 million of other income in 2000. The 2000 amount represents a payment from Elan of $0.5 million related to the assignment of a license and the release of $0.5 million from escrow under the Neose agreement.

Net loss for 2001 was $0.9 million or ($0.11) per basic and diluted share. This compares to a net loss of $3.7 million or ($0.54) per basic and diluted share in 2000. The decrease in the net loss resulted from a third quarter profit that we achieved due to the receipt of payments during the quarter under licensing agreements mentioned above. Because the revenues that were recorded resulted primarily from revenue recognized under these licensing agreements in the third quarter, we do not expect profitability to continue into the fourth quarter.

We expect to incur operating losses over the next several years due to continuing expenses associated with our research and development programs, including preclinical testing and clinical trials. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of revenues received and expenses incurred, and such fluctuations may be substantial.

Liquidity and Capital Resources

We have financed operations since inception primarily through private placements of our equity securities (including investments by licensing partners), two public common stock offerings, license fees, revenues under collaborative research and development agreements, grant revenues, capital and operating lease transactions, certain asset divestitures and interest income. Through September 2001, we have raised approximately $156.0 million from the sale of equity securities. As of September 30, 2001, we had 11,586,184 shares outstanding on an as-converted basis, assuming conversion of preferred shares held by Pharmacia Corporation.

As of September 30, 2001, our cash, cash equivalents, restricted cash and short-term investments were $15.6 million compared to $10.1 million at December 31, 2000. The increase was due to proceeds from license fees paid to us during the first nine months of 2001 and the sale of securities to Genencor International, Inc., in connection with a series of agreements we entered into with them, partially offset by cash used for operations during the first nine months of 2001. We expect to continue to use our cash, cash equivalents and short-term investments to fund our ongoing vaccine research programs. We had net working capital of $11.8 million as of September 30, 2001 compared to $8.2 million as of December 31, 2000.

Capital expenditures totaled $0.1 million in the first nine months of 2001, compared to $0.3 million in the first nine months of 2000. Expenditures, during both periods, were primarily for laboratory equipment. We have financed our laboratory equipment and research and office facilities primarily through operating lease arrangements and a note payable.

Payments related to capitalized patent expenses were $0.4 million in the first nine months of 2001, compared to $0.5 million in the corresponding period of 2000.

We expect to incur substantial additional research and development expenditures, including costs related to preclinical testing, clinical trials and manufacturing, as well as marketing and distribution expenses. We intend to seek additional collaborative research and development relationships and licensing arrangements with suitable partners. We cannot assure you that any agreements that may result from these discussions will successfully reduce our funding requirements. Additional equity or debt financing will be required, and we cannot assure you that these funds will be available on favorable terms, if at all. If adequate funds are not available we may be required to delay, scale back or eliminate one or more of our drug discovery or development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products that we would not otherwise relinquish.

We anticipate that our existing resources will enable us to maintain our current and planned operations through at least 2002. The estimate for the period for which we anticipate our existing resources to enable us to maintain our current and planned operations is a forward-looking statement that involves risks and uncertainties as set forth herein.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2001, our investment portfolio included fixed-income securities of $15.1 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates would not have a material impact on our financial condition or results of operations.

Risk Factors

We wish to caution readers that the following important factors, among others, in some cases have affected our results and in the future could cause our actual results and needs to vary materially from the forward-looking statements made from time to time by us on the basis of management’s then-current expectations. The business in which we are engaged is in rapidly changing and competitive markets and involves a high degree of risk, and accuracy with respect to forward-looking projections is difficult.

We are at an early stage of development and we may experience delays and other problems in developing products.

We are a research and development focused company. There are many factors outside of our control that may affect the timing of commencement and completion of clinical trials of any of our drug candidates, and we cannot assure you that clinical trials will commence or be completed within any anticipated timeframe. For example, although we previously indicated that Pharmacia Corporation was expected to initiate Phase I/II human clinical trials of a drug candidate in our cancer program by late 2000 or early 2001, Pharmacia terminated our collaboration in the cancer field in November 2000. We are working with Pharmacia to implement an orderly conclusion to the collaboration and transfer of applicable materials and documentation to us so that we may proceed with the cancer program, either alone or with another partner, or both. As a result, the clinical trials for our cancer program did not begin within the previously indicated timeframe, and we expect our clinical trials for our lung cancer vaccine candidate will actually begin in late 2002 or early 2003. Although we expect to initiate clinical trials for a therapeutic vaccine targeting HIV by early 2002, we may experience unexpected delays in our research and development efforts that would require us to delay these trials. In addition, we may not be able to file an Investigational New Drug application for our initial vaccine for our lung cancer program by late 2002 or early 2003 and the related clinical trials may not begin one month later, pending FDA review, we may not be able to file and Investigational New Drug application for our HIV vaccine program in the first quarter of 2002 and the related clinical trials may not begin one month later, pending FDA review.

We cannot guarantee that our research and development programs will be successful or that we can show that our products are safe and effective in humans. Unacceptable toxicities or side effects may occur at any time in the course of human clinical trials or during commercial use. Delays in planned patient enrollment in our clinical trials may result in increased costs, program delays or both. The appearance of any unacceptable toxicities or side effects could interrupt, limit, delay or abort the development of any of our products or, if previously approved, require us to withdraw them from the market.

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

We have not completed the development of any product and, accordingly, have not begun to market or generate revenues from the commercialization of any product. We do not expect to market any of our therapeutic or prophylactic products for a number of years. If we do not successfully develop and commercialize products, we may never generate revenues that would allow us to become profitable. Our potential therapies under development will require time consuming and costly research and development efforts, preclinical studies, clinical testing, regulatory approvals and additional investment prior to their commercialization, which may never occur.

Pharmacia’s decision to end our collaboration may delay or limit our ability to develop our cancer epitope products.

Pharmacia terminated our research and development collaboration in November 2000 with respect to the production, use and sale of pharmaceutical products derived from our cancer epitopes and the use of these epitopes in therapeutic vaccines. We do not expect to receive further revenues from Pharmacia.

In light of the termination of our collaboration with Pharmacia, our preclinical or clinical development of drug candidates in our cancer program (excluding our lung cancer candidate) is delayed and could be terminated, which could harm our business.

If we cannot obtain and maintain collaboration or license agreements on acceptable terms in the future, we may not successfully develop some of our products or realize the expected value of our license agreements.

We expect to rely on collaborative arrangements both to develop and commercialize pharmaceutical products. On July 9, 2001 we entered into a collaboration with Genencor International, Inc. under which we licensed to Genencor our PADRE and epitope technologies for vaccines to treat or prevent hepatitis B, hepatitis C and human papilloma virus. We cannot be certain, however, that we will be able to enter into collaborations in the future, that any of our collaborations, including our collaboration with Genencor will remain in place or be successful or that we will receive royalty revenues, license fees or milestone payments from any of our collaborations. For example, our cancer vaccine collaboration with Pharmacia was recently terminated. We have licensed to third parties some of our technology in markets that we are not pursuing ourselves or through our collaborations. As a result, we depend on these licensees to develop and commercialize products under the license agreements. Our collaborative partners or licensees may pursue alternative technologies or develop alternative compounds either on their own or in collaboration with others in competition with compounds developed under licenses or collaborations with us. In addition, we may be required to enter into licenses or other collaborations with third parties in order to access technologies that are necessary to successfully develop certain of our products. We cannot be certain that we will be able to successfully negotiate acceptable licenses or other collaborative arrangements that will allow us to access such technologies. In addition, we cannot be certain that any technologies accessed through such licenses or other collaborations will successfully meet our requirements.

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

As of September 30, 2001, we had $15.6 million in cash, cash equivalents, restricted cash and short-term investments. Our future capital requirements will depend on many factors, including: continued

scientific progress in our drug discovery programs; the magnitude of our drug discovery programs; our ability to establish and maintain collaborative arrangements; progress with preclinical testing and clinical trials and the cost of such trials; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; the cost of manufacturing scale-up; and effective commercialization activities and arrangements.

We intend to seek additional funding through collaborative arrangements, research grants or equity or debt financings. If additional financing is not available, we anticipate that our existing resources will enable us to maintain our current and planned operations through at least 2002. We may not be able to obtain financing on favorable terms, if at all, or enter into additional collaborations to reduce our funding requirements. If we acquire funds by issuing securities, further dilution to existing stockholders may result. If we acquire funds through additional collaborations, we will likely have to relinquish some or all of the rights to products or technologies that we may have otherwise developed ourselves. If we are unable to obtain funding, we may be required to sell the Company or certain of its assets or technologies or to cease operations.

Our history of operating losses and our expectations of continuing losses may hurt our ability to continue operations.

We have experienced significant operating losses since our inception in 1987. As of September 30, 2001, we had an accumulated deficit of $142.6 million. We have not generated revenues from the commercialization of any product. All of our revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants, certain asset divestitures and interest income. We expect that substantially all of our revenues for the foreseeable future will result from research grants and contract revenues and, if we are able to establish new collaborations, payments under those future collaborations, including royalties on product sales and interest income. We expect to continue to incur substantial net operating losses which may imperil our ability to continue operations. To achieve profitable operations, we, alone or with partners, must successfully identify, develop, register and market proprietary products. We may not be able to generate sufficient product revenue to become profitable on a sustained basis or at all.

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

The biotechnology industry continues to undergo rapid change and competition is intense and is expected to increase. Our competitors may succeed in developing technologies and products that treat the indications that we are pursuing sooner than us, that are more effective or affordable than any of the products we are developing or which would render our technology and products obsolete and noncompetitive. We compete with many public and private companies, including pharmaceutical companies, chemical companies, specialized biotechnology companies and academic institutions. Many of our competitors have substantially greater experience, financial and technical resources and production, marketing and development capabilities than us. In addition, many of our competitors have significantly greater experience conducting preclinical studies and clinical trials of new products, and in obtaining regulatory approvals for such products. Accordingly, some of our competitors may succeed in obtaining developing and commercializing products more rapidly or effectively than us, or in developing technology and products that would render our technology and products obsolete or noncompetitive. We are aware of companies that are pursuing the development of novel pharmaceuticals which target the same diseases that we are targeting. These and other efforts by potential competitors may be successful, and other technologies may be developed to compete with our technologies. If we cannot successfully respond to technological change in a timely manner, our commercialization efforts may be harmed.

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

We also protect our proprietary technology and processes in part by confidentiality agreements with our collaborative partners, employees and consultants. Our collaborative partners, employees and consultants may breach these agreements, we may not have adequate remedies for any breach, and our trade secrets may otherwise become known or be independently discovered by competitors.

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

We are highly dependent on the principal members of our scientific and management staff. We do not maintain key person life insurance on the life of any employee and although we have an employment contract with Dr. Emile Loria, he may terminate his employment at any time. Our future success also will depend in part on the continued service of our key scientific and management personnel and our ability to identify, hire and retain additional qualified personnel. There is intense competition for qualified personnel in the areas of our activities, and we cannot be sure that we will be able to continue to attract and retain such personnel necessary for the development of our business. Because of the intense competition, we cannot be sure that we will be successful in adding technical personnel as needed to meet the staffing requirements of additional collaborative relationships. Our failure to attract and retain key personnel could be significantly detrimental to our product development programs and could harm our business.

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

Our common stock is expressly subordinate to our Series S and Series S-1 Preferred Stock in the event of our liquidation, dissolution or winding up. If we were to cease operations and liquidate our assets, we would first be required to pay $10 million to our holders of preferred stock and there may not be any remaining value available for distribution to the holders of common stock after providing for the Series S and Series S-1 Preferred Stock liquidation preference.

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

Our officers, directors and stockholders with at least 10% of our stock together control approximately 52% of our outstanding common stock and preferred stock, on a combined, as-converted basis. If these officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

We have never paid dividends.

We have never paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future.

PART II. OTHER INFORMATION

ITEM 6. (a) EXHIBITS

Exhibit 10.89	License Agreement between Epimmune and Genencor International Inc. dated July 9, 2001 (with certain confidential portions deleted). (1)

Exhibit 10.90	Collaboration Agreement between Epimmune and Genencor International Inc. dated July 9, 2001 (with certain confidential portions deleted). (1)

Exhibit 10.91	Securities Purchase Agreement between Epimmune and Genencor International Inc. dated July 9, 2001 (with certain confidential portions deleted). (1)

Exhibit 10.92	Non-exclusive License Agreement between Epimmune and Biosite Incorporated dated August 17, 2001 (with certain confidential portions deleted). (1)

Exhibit 10.93	Non-exclusive License Agreement between Epimmune and Anosys Inc. dated August 31, 2001 (with certain confidential portions deleted). (1)

(1) Confidential Treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b) REPORTS ON FORM 8-K

Form 8-K filed on October 2, 2001 attaching a press release providing an update on its cancer vaccine program.

Form 8-K filed on September 7, 2001 attaching a press release providing an update on its HIV vaccine program.

EPIMMUNE INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPIMMUNE INC.

Date: November 14, 2001	By:	/s/ Emile Loria

Emile Loria, M.D. President, Chief Executive Officer and Director

Date: November 14, 2001	By:	/s/ Robert De Vaere

Robert De Vaere Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)