Form 10-K
period 2001-12-31
EPIMMUNE INC
filed 2002-03-29
CIK 822206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-19591

Epimmune Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0245076
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5820 Nancy Ridge Drive, San Diego, California 92121

(Address of Principal executive offices)

Registrant’s telephone number, including area code: (858) 860-2500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☐          No ☑

      The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of March 15, 2002 was approximately $16.4 million, based on the closing price on that date of Common Stock on the Nasdaq National Stock Market.*

      The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 12,094,757 as of March 15, 2002.

      Documents incorporated by reference. The Registrant’s definitive proxy statement to be filed in connection with solicitation of proxies for its Annual Meeting of Stockholders to be held June 18, 2002 is incorporated by reference into Part III of this Form 10-K.

*	Excludes 6,532,768 shares of Common Stock held by directors and officers and stockholders whose beneficial ownership exceeds 10% of the Common Stock outstanding on March 15, 2002. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

PART I

Item 1.     Business

      Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those discussed in the description of our business below and the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed in any documents incorporated herein by reference.

      Unless otherwise indicated, all references to “Cytel” are to Cytel Corporation. Epimmune Inc. was a majority-owned subsidiary of Cytel until July 1, 1999, at which time Cytel and Epimmune Inc. merged. All references to “we,” “us” or “our company” are to the combined entity of Cytel and Epimmune Inc.

      EpimmuneTM, EISTM, EpiGeneTM and PADRE® are our trademarks and ImmunoSense and ImmunoStealth are our service marks.

Overview

      We are developing novel vaccines for infectious diseases and cancer, building on our expertise and intellectual property in the field of T-cell recognition and activation. We are in the research and preclinical development stage with therapeutic vaccines for breast, colon, lung and prostate cancers, hepatitis C, hepatitis B and HIV, and prophylactic vaccines for hepatitis C, HIV and malaria. We expect that a therapeutic vaccine targeting HIV will be the first of our candidate vaccines to enter human clinical trials. We plan to file an investigational new drug application, or IND, for this vaccine candidate with the United States Food and Drug Administration, or FDA, in the second quarter of 2002. We expect to commence initial clinical studies of this vaccine candidate approximately one month later, pending FDA review. We have a collaboration with Genencor International, Inc. for vaccines to treat or prevent hepatitis C virus, hepatitis B virus and human papilloma virus.

      Eliciting a strong cellular, or T-cell, immune response is crucial for treating and preventing certain infectious diseases and tumors. Clinicians have shown that the cellular immune response is associated with viral clearance and tumor regression in the subset of patients who spontaneously clear chronic viral infection and in cancer patients who respond to immunotherapy. This successful cellular immune response includes activity of cytotoxic T-cells, or CTLs, and helper T-cells, or HTLs, which are directed toward specific antigen fragments, known as epitopes.

      Our vaccines are based on proprietary technology, known as Epitope Identification System or EIS, which enables the rapid identification of novel epitopes that can stimulate specific CTL and HTL immune responses. These epitopes can be identified from any protein or gene sequence. To date, we have identified, evaluated and included in our patent applications more than 54,000 epitopes, and a small subset of these epitopes are used in our candidate vaccines. Furthermore, EIS enables rapid immunological evaluation of the vast quantities of genomic data now available, and we believe this will make it feasible for us and our collaborators to develop new vaccine candidates for complex diseases such as tuberculosis, malaria, herpes simplex virus and chlamydia.

      Our approach of using epitopes in vaccine development offers several distinct advantages over traditional vaccine approaches.

•	First, we select epitopes from conserved regions of viral or tumor-associated antigens, reducing the likelihood that the virus or tumor will be able to change or mutate in a way that makes the vaccine less effective. By comparison, there is evidence that the immune response elicited by vaccines that use whole antigens is directed largely toward variable regions of the antigen, allowing mutations that reduce the efficacy of these vaccines.

•	Second, our approach allows us to combine selected epitopes (CTL and HTL) and to alter their composition to enhance immunogenicity, allowing for manipulation of the immune response, as appropriate, for the target disease. Similar engineering of the response is not possible with traditional approaches that use whole antigens.

•	Third, a major benefit of epitope-based, immune-stimulating vaccines is their safety. The possible pathological side effects caused by infectious agents or whole protein antigens, which might have their own intrinsic biological activity, is reduced or eliminated.

•	Finally, our approach allows us to develop vaccines that target multiple antigens by combining multiple epitopes into a single vaccine. This approach offers a simple alternative to traditional complex vaccines and enables the design of a well-characterized product, which contains minimal extraneous biological material.

      Based on our scientists’ discoveries in the field, we believe we have established a broad intellectual property position directed toward the methods of epitope identification, epitope compositions and epitope uses in vaccines and diagnostics products.

The Immune Response

      The immune system is the body’s natural defense mechanism to prevent and combat disease. The immune system differentiates between normal tissue, or self, and diseased tissue, or non-self. When a competent immune system recognizes diseased cells, a series of steps ensues resulting in the elimination of these cells. There are two types of immune response: antibody-based and cellular or T cell-based.

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

      To date, efforts to develop vaccines that sufficiently stimulate these multi-specific T cell responses to selectively and accurately target and kill diseased cells have failed, we believe, due to one or both of the following:

•	the inability of drug developers to identify the appropriate antigens that can induce the appropriate immune response; and

•	the inability to present these relevant antigens to activate T cell responses that are sufficiently potent and broad to adequately destroy diseased cells.

      Although we have not yet initiated clinical trials of our candidates, based on our animal study data thus far, we believe our technology and vaccine candidates specifically address these issues.

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

      Epitope Identification System (EISTM). We developed and optimized EIS based on extensive work over the past eleven years in the field of T cell recognition and stimulation. We have issued patents and patent applications that cover the methods employed by EIS, as well as the epitopes we identify using EIS. With the genetic sequence of a tumor-associated antigen, virus, bacteria or parasite as input, we use EIS to rapidly identify antigen-specific epitopes which meet pre-determined criteria for conservancy, binding, population coverage and immunogenicity.

•	We use computer algorithms to analyze the sequence of all known antigens associated with the target disease for the presence of peptides which contain specified types of epitopes from conserved regions of the antigens.

•	We synthesize peptides that meet these requirements and perform in vitro assays to assess binding to human MHC molecules referred to as human leukocyte antigens, or HLA.

•	We evaluate peptides for superfamily binding, an assessment of their ability to bind broadly within a family of HLA molecules, to assess binding to human MHC molecules referred to as human leukocyte antigens, or HLA. We identify epitopes from these peptides, which bind broadly within three superfamilies, enabling broad population coverage for the vaccine being developed.

•	We then test peptides for immunogenicity, both in vivo in transgenic mice which express HLA and in vitro against infected or transfected cells.

      Using EIS, we have already identified T cell epitopes for a number of diseases, including breast, colon, lung and prostate cancers, as well as hepatitis C virus or HCV, hepatitis B virus or HBV, human papilloma virus or HPV, HIV and malaria.

      EpiGeneTM Vaccines. Our candidate vaccines for each cancer and infectious disease indication are comprised of the particular epitopes that can stimulate the specific T cells needed to combat the relevant indication. We select epitopes for a target indication using EIS and then combine them to form an EpiGene, a string of DNA for select epitopes from several antigens. In animal models, EpiGene vaccines have elicited strong multi-specific T cell responses that are both stronger and broader than the responses generated by a traditional whole antigen DNA vaccine.

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

      We expect the first of our candidate vaccines to enter human clinical trials will be a therapeutic vaccine targeting HIV. The vaccine incorporates multiple CTL epitopes from six HIV associated antigens and our immune stimulation technology called PADRE. We plan to file an IND for this vaccine candidate with the United States Food and Drug Administration, or FDA, in the second quarter of 2002. We expect to commence initial clinical studies of this vaccine candidate approximately one month later, pending FDA review.

Antibody Based Vaccines

      We are evaluating several antibody vaccine opportunities, primarily in collaboration with others. The vaccines being considered target cancers, bacteria, autoimmunity and neurologic diseases. All of these vaccine opportunities incorporate our PADRE technology with one or more target antigens. The PADRE technology consists of a family of small (13 amino acid), synthetic proprietary molecules that are potent immunostimulants, meaning that they stimulate the immune response. When combined with disease-specific antigens, PADRE induces important signals that enhance the antigen-specific immune response, enabling the production of more effective antibody responses.

      We believe that PADRE offers several advantages over proteins traditionally used to enhance antibody vaccines:

•	PADRE can be easily synthesized and readily characterized when linked to the antigen, whereas traditionally used proteins can complicate manufacturing;

•	the antibody responses generated by PADRE are primarily antibodies specific to the disease-specific antigen, rather than antibodies to PADRE, whereas traditionally used proteins generate high anti-protein responses which can render the vaccine ineffective; and

•	PADRE could aid in the development of combination vaccines, unlike traditionally used proteins which can be difficult to effectively combine with a number of different, much larger protein-antigen conjugates.

ImmunoSense Technology

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

ImmunoStealth Technology

      We are exploring opportunities, both internally and with potential partners, for using our ImmunoStealth technology to identify and potentially eliminate undesirable antibody responses to proteins used as therapeutic drugs or in consumer products. Helper T cells play a central role in the body’s immune response, including stimulating B cells to produce antibodies. Using our ImmunoStealth technology, we can identify helper T cell epitopes and modify them to potentially reduce or eliminate recognition by helper T cells, thereby enhancing the safety and efficacy of the protein based product.

Vaccine Product Candidates

      We believe we have a number of vaccine product opportunities as described in the following table:

Indication	Product Development Stage(1)	Commercialization Rights

Cancer
Therapeutic Vaccines
Breast	Preclinical	Epimmune
Colon	Preclinical	Epimmune
Lung	Preclinical	Epimmune
Prostate	Epitope/Antigen Identification	Epimmune
Ex Vivo Therapy	Preclinical	Takara/Nexell/Anosys
Infectious Diseases
Therapeutic Vaccines
Hepatitis B	Preclinical	Genencor
Hepatitis C	Preclinical	Genencor
Papilloma virus	Epitope/Antigen Identification	Genencor
HIV	Preclinical	Epimmune
Prophylactic Vaccines
Hepatitis C	Preclinical	Genencor
HIV	Preclinical	Epimmune
Malaria	Preclinical	Epimmune

(1)	By using the term Epitope/ Antigen Identification, we mean we are discovering, evaluating and selecting epitopes for inclusion in candidate vaccines that would be advanced to preclinical development. By using the term Preclinical, we mean that we have identified and selected specific epitope compositions for inclusion in a vaccine and are conducting preclinical testing aimed at optimizing the construction, formulation and manufacture of the vaccine and toxicology studies with the objective of filing an IND with regulatory authorities.

Corporate Collaborations

      We intend to seek research and development collaborations with multiple pharmaceutical and biotechnology companies to commercialize therapeutic and prophylactic vaccines in select infectious disease and cancer fields. Our unique capabilities include expertise in identifying those epitopes from viral and tumor-associated antigens which elicit the desired immune response and in creating and evaluating product candidates which elicit a potent immune response.

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

      In February 1998, we entered into a collaboration with G.D. Searle & Co. for the treatment of cancer worldwide, excluding ex vivo cellular therapy in Japan. In connection with the collaboration, Searle made a $15 million investment in Epimmune. In November 2000, we were notified that following the merger between Pharmacia Corporation and Monsanto, the parent of Searle, Pharmacia would not continue funding its cancer vaccine program. We have now implemented an orderly conclusion to the collaboration and transfer of applicable materials and documentation to us, and we are now internally proceeding with the cancer program.

As of December 31, 2001, Pharmacia owned 2.6% of our outstanding common stock and all of our outstanding preferred stock.

      In December 2000, we licensed gene delivery technology from Valentis, Inc. for preventive and therapeutic DNA vaccines against HIV and HCV. In connection with the license, we paid an upfront license fee and will make payments to Valentis upon achievement of certain clinical milestones and pay royalties on sales of any products incorporating Valentis technology.

      In March 2001, we entered into a license agreement with Nexell Therapeutics Inc. granting Nexell a non-exclusive license to certain cancer antigens and associated technology for use in ex vivo cell therapy. In connection with the agreement, we received an upfront license fee, half of which was paid on signing and half of which was paid four months after signing. We are also entitled to receive milestones and royalties on product sales, if any products are ever developed.

      In April 2001, we entered into a license and option agreement with Elan which gives Elan an exclusive license to use and evaluate our PADRE technology in animal studies and Phase I clinical trials for prevention and treatment of neurodegenerative conditions including Alzheimer’s Disease. Elan also has the right to negotiate an exclusive license for continued development and commercialization of products using the technology in that field. In connection with the agreement, we received an upfront license fee.

      In June 2001, we entered into a license agreement with Pharmexa A/ S granting Pharmexa a non-exclusive license to our PADRE technology for use in connection with Pharmexa’s AutoVacTM technology for controlling autoimmune diseases. In connection with the agreement, we received an upfront license fee and are also entitled to receive milestones and royalties on product sales, if any products are ever developed.

      In July 2001, we entered into license, development and securities purchase agreements with Genencor International, Inc. Pursuant to those agreements, we exclusively licensed to Genencor our PADRE and epitope technologies for vaccines to treat or prevent hepatitis B, hepatitis C and human papilloma virus. Genencor will also fund research and development activities on those programs at Epimmune for 30 months, made an initial ten percent equity investment in Epimmune and, if certain conditions are met, has the right to acquire up to 500,000 additional shares of Epimmune common stock. In connection with the license agreement, Genencor paid us an upfront license fee and will also pay us pre-commercialization milestones and royalties on product sales, if any products are ever developed.

      In August 2001, we entered into a license agreement with Biosite Incorporated granting Biosite a non-exclusive license to our PADRE technology for use in connection with Biosite’s antibody technology which can be used to determine a new molecule’s function and its utility as a target for diagnostic or therapeutic products. In connection with the agreement, we received an upfront license fee.

      In August 2001, we entered into a license agreement with Anosys Inc., formerly AP Cells, granting Anosys a non-exclusive license to certain cancer antigens and associated technology for use in ex vivo cell therapy. In connection with the agreement, we received an upfront license fee and are also entitled to receive milestones and royalties on product sales, if any products are ever developed.

      In November 2001, we entered into a collaboration agreement with Bavarian Nordic A/S to combine our technology and expertise in the fields of T cell epitope identification and vaccine design with Bavarian Nordic’s vaccine delivery technology and manufacturing expertise to develop vaccines for the treatment or prevention of HIV infection.

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

      We have developed our vaccine patent estate over approximately the past ten years. We have 14 issued United States patents, 29 issued foreign patents, approximately 130 pending applications worldwide, and licenses to other intellectual property relevant to epitope discovery and gene delivery.

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

      We also attempt to protect our proprietary technology and processes in part by confidentiality agreements with our collaborative partners, employees and consultants. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors.

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

Government Regulation

      Our research and development activities and any future manufacturing and marketing of our products are subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation by the FDA. The Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, efficacy, labeling, storage, record-keeping, approval, advertising and promotion of our products. In addition to FDA regulations, we are also subject to other federal and state regulations such as the Occupational Safety and Health Act and the Environmental Protection Act. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources. In addition, this regulatory framework may change and additional regulation may arise at any stage of our product development which may affect approval or delay an application or require additional expenditures.

      The steps required before a pharmaceutical agent may be marketed in the United States include:

•	preclinical laboratory and animal tests,

•	the submission to the FDA of an application for an IND, which must become effective before human clinical trials may commence in the United States,

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug,

•	the submission of a New Drug Application, or NDA, or Product License Application, or PLA, to the FDA, and

•	the FDA approval of the NDA or PLA prior to any commercial sale or shipment of the drug.

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

      Clinical trials are typically conducted in three sequential phases prior to product approval, but the phases may overlap. Phase I involves the initial introduction of the drug into healthy human subjects and often into patients as well. In Phase I, the drug is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II involves studies in a limited patient population to:

•	determine the efficacy of the drug for specific targeted indications,

•	determine dosage tolerance and optimal dosage and regimen, and

•	identify possible adverse side-effects and safety risks.

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

      The results of the preclinical tests and clinical trials are submitted to the FDA in the form of an NDA or BLA for marketing approval. The testing and approval process is likely to require substantial time and effort and any approval may not be granted on a timely basis, or may not be granted at all. The approval process is affected by a number of factors, including the severity of the disease, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Additional animal studies or clinical trials may be requested during the FDA review period and may delay marketing approval. After FDA approval for the initial indications, further clinical trials may be necessary to gain approval for the use of the product for additional indications. The FDA mandates that adverse effects be reported to the FDA and may also require post-marketing testing to monitor for adverse effects, which can involve significant expense.

      Among the conditions for NDA or BLA approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform to good manufacturing practices prescribed by the FDA. Domestic manufacturing facilities are subject to FDA inspections twice yearly and foreign manufacturing facilities are subject to periodic FDA inspections or inspections by the foreign regulatory authorities with reciprocal inspection agreements with the FDA.

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

      The time required for completing such testing and obtaining such approvals is uncertain and approval itself may not be obtained. In addition, delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA regulatory review of each submitted NDA or BLA. Similar delays may also be encountered in foreign countries. Even after such time and expenditures, regulatory approval may not be obtained for any drugs that we develop. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which the drug may be marketed. Further, even if such regulatory approval is obtained, a marketed drug, its manufacturer and the facilities in which the drug is manufactured are subject to continual review and periodic inspections. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market.

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

Employees

      As of March 15, 2002, we employed 52 individuals full-time, of whom 39 were engaged in research and development, 15 of whom hold Ph.D. or M.D. degrees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

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

      We are a research and development focused company. There are many factors outside of our control that may affect the timing of commencement and completion of clinical trials of any of our drug candidates, and we cannot assure you that clinical trials will commence or be completed within any anticipated timeframe. For example, although we originally expected to file an IND for a therapeutic vaccine candidate targeting HIV with the FDA in the first quarter of 2002, due to additional time necessary to complete all of the animal safety studies that were contemplated in our pre-IND discussions with the FDA, we now anticipate filing an IND for this application during the second quarter of 2002. In addition, though we expect to file an IND for a therapeutic vaccine candidate targeting HIV with the FDA in the second quarter of 2002 and to file an IND with the FDA for our therapeutic lung cancer vaccine candidate by late 2002 or early 2003, we may experience additional unexpected delays in our research and development efforts that would require us to delay these filings or commencement of clinical trials of our vaccine candidates. We may not be able to file an IND for our vaccine candidates by the indicated dates, and even if we do, the related clinical trials may not begin one month later, due to review by the FDA. Although we previously indicated that Pharmacia Corporation was expected to initiate Phase I/II human clinical trials of a drug candidate in our cancer program by late 2000 or early 2001, Pharmacia terminated our collaboration in the cancer field in November 2000. As a result, the clinical trials for our cancer program did not begin within the previously indicated timeframe. We have now implemented an orderly conclusion to the collaboration and transfer of applicable materials and documentation to us, and we are now internally proceeding with the cancer program.

      We cannot guarantee that our research and development programs will be successful or that we can show that our products are safe and effective in humans. Even if we do receive positive data during preclinical testing and during Phase I and II clinical trials for our therapeutic vaccine candidate targeting HIV or any other candidates we may develop, this data may not translate to positive Phase III pivotal data and such data prior to Phase III pivotal data cannot be relied upon as evidence that the clinical candidate will work.

      Unacceptable toxicities or side effects may occur at any time in the course of human clinical trials or during commercial use. Delays in planned patient enrollment in our clinical trials may result in increased costs, program delays or both. The appearance of any unacceptable toxicities or side effects could interrupt, limit, delay or cause us to terminate the development of any of our products or, if previously approved, require us to withdraw them from the market.

      We may never obtain approvals from the FDA or other necessary regulatory approvals to successfully commercialize any of our products under development. This may be because the clinical trials are not successful but it may also be because we either are unclear on the information the FDA will require or because we do not design our clinical trials in such a way to provide the FDA with the information they require. Further, we may not be able to manufacture any products in commercial quantities in compliance with regulatory requirements at an acceptable cost. Even if we successfully develop and obtain approval for our products, we may fail to achieve the necessary market acceptance of these products. Our failure to address problems and delays relating to research and development, regulatory approval, manufacturing and marketing would harm our business.

If we do not successfully develop and commercialize our products, we may never generate significant revenues.

      We have not completed the development of any product and, accordingly, have not begun to market or generate revenues from the commercialization of any product. We do not expect to market any of our therapeutic or prophylactic products for a number of years. If we do not successfully develop and commercialize products, we may never generate revenues that would allow us to become profitable. Our potential vaccines under development will require time consuming and costly research and development efforts, preclinical studies, clinical testing, regulatory approvals and additional investment prior to their commercialization, which may never occur.

Pharmacia’s decision to end our collaboration may delay or limit our ability to develop our cancer epitope products.

      Pharmacia terminated our research and development collaboration in November 2000 with respect to the production, use and sale of pharmaceutical products derived from our cancer epitopes and the use of these epitopes in therapeutic vaccines. We will not receive further revenues from Pharmacia under our prior collaboration.

      In light of the termination of our collaboration with Pharmacia, our preclinical or clinical development of drug candidates in our cancer program is delayed, and development of one or more of those candidates (other than our therapeutic lung cancer vaccine candidate) could be terminated, which could harm our business.

If we cannot obtain and maintain collaboration or license agreements on acceptable terms in the future, we may not successfully develop some of our products or realize the expected value of our license agreements.

      We rely on collaborative arrangements and expect to continue to rely on collaborative arrangements both for development and commercialization of pharmaceutical products. On July 9, 2001 we entered into a collaboration with Genencor International, Inc. under which we licensed to Genencor our PADRE and epitope technologies for vaccines to treat or prevent hepatitis B, hepatitis C and human papilloma virus. We cannot be certain, however, that we will be able to enter into research and development collaborations or any other collaborations in the future or that any of our collaborations, including our collaboration with Genencor, will remain in place or be successful. We cannot be certain that we will receive royalty revenues, license fees or milestone payments from any of our collaborations or license arrangements because either the milestones may not be achieved, a product may not be developed or the agreement may be terminated. For example, our cancer vaccine collaboration with Pharmacia was terminated. We have licensed to third parties some of our technology in markets that we are not pursuing ourselves or through our collaborations. As a result, we depend on these licensees to develop and commercialize products under the license agreements. Our collaborative partners or licensees may pursue alternative technologies or develop alternative compounds either on their own or in collaboration with others in competition with compounds developed under licenses or collaborations with us.

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

      In addition, we may be required to enter into licenses or other collaborations with third parties in order to access technologies that are necessary to successfully develop certain of our products. We cannot be certain that we will be able to successfully negotiate acceptable licenses or other collaborative arrangements that will allow us to access such technologies. In addition, we cannot be certain that any technologies accessed through such licenses or other collaborations will help us achieve our goals.

Our additional financing requirements and limited access to financing may adversely affect our ability to develop products.

      As of December 31, 2001, we had $19.5 million in cash, cash equivalents, restricted cash and short-term investments. Our future capital requirements will depend on many factors, including: continued scientific progress in our drug discovery programs; the magnitude of our drug discovery programs; our ability to establish and maintain collaborative arrangements and license agreements; progress with preclinical testing and clinical trials and the cost of such trials; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; the cost of manufacturing scale-up; and effective commercialization activities and arrangements.

      We intend to seek additional funding through collaborative arrangements and license agreements, research grants or equity or debt financings, such as the private financing that we completed in December 2001. However, we cannot assure you that we will be able to obtain any additional funding, and if additional financing is not available, we anticipate that our existing resources will enable us to maintain our current and planned operations through mid-2003. We may not be able to obtain financing on favorable terms, if at all, or enter into additional collaborations to reduce our funding requirements. If we acquire funds by issuing securities, further dilution to existing stockholders may result, as was the case when we issued an additional 2,000,000 shares of common stock in December 2001. If we acquire funds through additional collaborations and license agreements, we will likely have to relinquish some or all of the rights to products or technologies that we may have otherwise developed ourselves. If we are unable to obtain funding, we may be required to sell the Company or certain of its assets or technologies or to cease operations.

Our history of operating losses and our expectations of continuing losses may hurt our ability to continue operations.

      We have experienced significant operating losses since our inception in 1987. As of December 31, 2001, we had an accumulated deficit of $144.4 million. We have not generated revenues from the commercialization of any product. All of our revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants, certain asset divestitures and interest income. We expect that substantially all of our revenues for the foreseeable future will result from research grants and contract revenues and, if we are able to establish new collaborations, payments under those future collaborations, including royalties on product sales and interest income. We expect to continue to incur substantial net operating losses that may imperil our ability to continue operations. To achieve profitable operations, we, alone or with partners, must successfully identify, develop, register and market proprietary products. We may not be able to generate sufficient product revenue to become profitable on a sustained basis or at all.

The lengthy approval process and uncertainty of government regulatory requirements may delay or prevent us or our partners from commercializing products.

      We and our partners cannot commercialize our products if we do not receive FDA or foreign approval to market our products. Clinical testing, manufacture, promotion and the sale of our products are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state and foreign regulatory agencies. These regulations may delay or prevent us from commercializing products. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, seizure of products, total or partial suspension of product marketing, failure of the government to grant pre-market approval, withdrawal of marketing approvals and criminal prosecution.

      The regulatory process for new therapeutic drug products, including the required preclinical studies and clinical testing, is lengthy and expensive. We and our partners may not receive necessary FDA or foreign clearances for any of our potential products in a timely manner, or at all. The length of the clinical trial process and the number of patients the FDA will require to be enrolled in the clinical trials in order to establish the safety and efficacy of our products is uncertain. In addition, we may not provide the FDA with what they want even though we or our collaborators believe we are doing the right studies. The FDA or we and our collaborators may decide to discontinue or suspend clinical trials at any time if the subjects or patients who are participating in such trials are being exposed to unacceptable health risks or if the results show no or limited benefit in patients treated with the drug compared to patients in the control group. We and our partners may encounter significant delays or excessive costs in our efforts to secure necessary approvals. Regulatory requirements are evolving and uncertain. Future United States or foreign legislative or administrative acts could also prevent or delay regulatory approval of our products. We and our partners may not receive the necessary approvals for clinical trials, manufacturing or marketing of any of our products under development. Even if we obtain commercial regulatory approvals, the approvals may significantly limit the indicated uses for which we may market our products. In addition, the FDA may continually review a product after its initial approval and commercialization. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, as well as possible civil or criminal sanctions.

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

      The biotechnology industry continues to undergo rapid change and competition is intense and is expected to increase. Our competitors may succeed in developing technologies and products that treat the indications that we are pursuing sooner than us, that are more effective or affordable than any of the products we are developing or which would render our technology and products obsolete and noncompetitive. We compete with many public and private companies, including pharmaceutical companies, chemical companies, specialized biotechnology companies and academic institutions. Many of our competitors have substantially greater experience, financial and technical resources and production, marketing and development capabilities than us. In addition, we do not yet have any products in human clinical trials and many of our competitors have significantly greater experience conducting preclinical studies and clinical trials of new products, and in obtaining regulatory approvals for such products. Accordingly, some of our competitors may succeed in obtaining, developing and commercializing products more rapidly or effectively than us, or in developing technology and products that would render our technology and products obsolete or noncompetitive. We are aware of companies that are pursuing the development of novel pharmaceuticals which target the same indications that we are targeting. These and other efforts by potential competitors may be successful, and other technologies may be developed to compete with our technologies. If we cannot successfully respond to technological change in a timely manner, our commercialization efforts may be harmed.

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

      Our success will depend in part on our ability to obtain patent protection for our products and processes, both in the United States and other countries. Although we have filed patent applications related to the methods of epitope identification, epitope composition and epitope uses in vaccines and diagnostics products, the patent position of biotechnology and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There is no consistent policy regarding the breadth of claims allowed in biotechnology patents. We intend to file applications and pursue patent prosecution as appropriate for patents covering both our products and processes. We cannot be sure that patents will issue from any of the patent applications that we own or license or that, if patents do issue, that claims allowed will be sufficiently broad to protect our products and processes. For example, even though we have issued patents and have filed patent applications to cover the methods employed by EIS, as well as the epitopes we identify using EIS, we cannot assure you regarding the breadth of claims that will be allowed in these patents. In addition, we cannot be certain that third parties will not challenge, invalidate or circumvent any patents issued to us, or that the rights granted under the patents will provide proprietary protection to us.

      We also attempt to protect our proprietary technology and processes in part by confidentiality agreements with our collaborative partners, employees and consultants. Our collaborative partners, employees and consultants may breach these agreements, we may not have adequate remedies for any breach, and our trade secrets may otherwise become known or be independently discovered by competitors.

We may not be able to commercialize our products under development if they infringe existing patents or patents that have not yet issued, and this would materially harm our business.

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

      To be successful, products that use our technology must be manufactured in commercial quantities in compliance with regulatory requirements and at an acceptable cost. We have not commercialized any products, nor have we or our partners demonstrated that we can manufacture commercial quantities of product candidates that use our technology in accordance with regulatory requirements. We intend to rely on third-party contract manufacturers to produce materials needed for clinical trials and product commercialization. Third-party manufacturers may not be able to meet our needs with respect to timing, quantity or quality. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, it may delay clinical trials, regulatory approvals and marketing efforts for our products. Such delays could adversely affect our competitive position and our chances of achieving profitability. We cannot be sure that we can manufacture, either on our own our through contracts with third parties, such products at a cost or in quantities which are commercially viable.

If we do not develop a sufficient sales and marketing force, we may not be able to successfully commercialize our products.

      We have no experience in sales, marketing or distribution. Before we can market any of our products directly, we must develop a substantial marketing and sales force with technical expertise and supporting distribution capability. Alternatively, we may obtain the assistance of one or more pharmaceutical companies with a large distribution system and a large direct sales force. Other than our agreement with Takara and Genencor, we do not have any existing distribution arrangements with any pharmaceutical company for our products under development. We cannot be sure that we can establish sales and distribution capabilities or successfully gain market acceptance for our products. If we cannot develop sales and distribution capabilities, we may not be able to successfully commercialize any products we may develop.

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

      The market prices for securities of biotechnology companies, including our common stock, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. The following factors may have a significant effect on the market price of our common stock:

•	announcements of technological innovations or new commercial therapeutic products by us or others;

•	governmental regulation that affects the biotechnology and pharmaceutical industries;

•	developments in patent or other proprietary rights;

•	developments in, or termination of, our relationships with our collaborative partners;

•	public concern as to the clinical results and/or, the safety of drugs developed by us or others;

•	announcements related to the sale of our stock; and

•	general market conditions.

      Fluctuations in financial performance from period to period also may have a significant impact on the market price of our common stock.

The subordination of our common stock to our preferred stock could hurt common stockholders and, upon conversion, our preferred stock will further dilute our holders of common stock.

      Our common stock is expressly subordinate to our Series S and Series S-1 Preferred Stock in the event of our liquidation, dissolution or winding up. If we were to cease operations and liquidate our assets, we would first be required to pay $10 million to our holders of preferred stock and there may not be any remaining value available for distribution to the holders of common stock after providing for the Series S and Series S-1 Preferred Stock liquidation preference. In addition, due to adjustments to the conversion price of our Series S Preferred Stock, in the event our Series S Preferred Stock is converted to common stock, it will further dilute our holders of common stock.

The effect of anti-takeover provisions could adversely affect our common stockholders.

      Our certificate of incorporation includes a provision that requires the approval of holders of at least 66 2/3% of our voting stock as a condition to a merger or certain other business transactions with, or proposed by, a holder of 15% or more of our voting stock. This approval is not required in cases where certain of our directors approve the transaction or where certain minimum price criteria and other procedural requirements are met. Our certificate of incorporation also requires the approval of holders of at least 66 2/3% of our voting stock to amend or change the provisions mentioned relating to the transaction approval. Finally, our certificate of incorporation provides that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting rather than by any consent in writing.

      Further, pursuant to the terms of our stockholder rights plan, we have distributed a dividend of one right for each outstanding share of common stock. If any person or group acquires 15% or more of our common stock, these rights will be triggered. These rights will cause substantial dilution to the ownership of a person or group that attempts to acquire us on terms not approved by the Board of Directors and may have the effect of delaying or deterring hostile takeover attempts.

Concentration of ownership among our existing officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our stock price.

      Our officers, directors and stockholders with at least 10% of our stock together control approximately 41% of our outstanding common stock and preferred stock, on a combined, as-converted basis. If these officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

Item 2.     Properties

      We lease a 24,000 square foot administrative and research laboratory facility in San Diego. The future minimum rental commitment for this lease will range from approximately $551,000 to $658,000 each year over seven years, based upon pre-established annual rent increases. We believe our existing facilities will be adequate to meet our needs for the foreseeable future.

Item 3.     Legal Proceedings

      We are not a party to any legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock (NASDAQ symbol “EPMN”) is traded publicly through the National Market System. The following table presents quarterly information on the price range of our common stock. This information indicates the high and low sale prices reported by the National Market System. These prices do not include retail markups, markdowns or commissions.

	High	Low

2002
First Quarter (through March 15)	$4.24	$2.49
2001
First Quarter	$7.00	$1.88
Second Quarter	$4.00	$2.19
Third Quarter	$4.75	$1.70
Fourth Quarter	$3.25	$1.75
2000
First Quarter	$21.38	$2.00
Second Quarter	$9.56	$3.25
Third Quarter	$6.41	$3.78
Fourth Quarter	$5.00	$1.59

      As of March 15, 2002, there were approximately 260 stockholders of record of our common stock. We have never declared or paid dividends on our common stock and do not anticipate the payment of dividends in the foreseeable future.

      During the period covered by this Annual Report on Form 10-K, we sold and issued the following securities which were not registered under the Securities Act of 1933, as amended, or the Securities Act:

(1) In January 2001, pursuant to the terms of a restricted stock purchase agreement, we issued 1,056,301 shares of common stock to Emile Loria, M.D., our President and Chief Executive Officer.

(2) In July 2001, pursuant to the terms of a securities purchase agreement, and in connection with a license and collaboration agreement, we issued 1,154,797 shares of common stock to Genencor International, Inc. Genencor has the right to acquire up to 500,000 additional shares of our common stock under the agreement if certain conditions are met.

(3) In December 2001, pursuant to the terms of a share purchase agreement, we issued 2,000,000 shares of common stock to a group of five accredited investors at a purchase price of $2.50 per share. Net proceeds to us for the transaction totaled $4.9 million.

      The sale and issuance of securities in the transactions described above were deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) and/or Regulation D promulgated thereunder.

Item 6.     Selected Financial Data

      The selected data presented below under the captions, “Statement of Operations Data” and “Balance Sheet Data,” for, and as of the end of, each of the years in the five-year period ended December 31, 2001, are derived from our financial statements, which financial statements have been audited by Ernst & Young LLP, our independent auditors. Along with this selected financial data, it is important that you read the historical statements and related notes, as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Statement of Operations Data:

	2001	2000	1999	1998	1997

	(In millions except for net loss per share)
Years Ended December 31,
Operating revenues	$8.2	$1.6	$4.2	$3.7	$5.1
Net loss	(2.6)	(4.7)	(8.3)	(21.5)	(14.4)
Net loss per share — basic and diluted	(0.31)	(0.68)	(1.57)	(4.48)	(3.92)

Balance Sheet Data:

	2001	2000	1999	1998	1997

	(In millions)
As of December 31,
Working capital	$15.4	$8.2	$6.9	$9.8	$17.8
Total assets	23.9	14.5	12.7	21.0	28.1
Long-term obligations	0.04	0.4	0.4	1.6	0.7
Stockholders’ equity	19.4	12.1	10.4	14.0	24.4

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events including but not limited to future IND filings, future clinical trials, collaborative agreements, product development or financial performance. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” and similar words, although some forward-looking statements are expressed differently. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those discussed below and in the section entitled “Risk Factors.”

      Unless otherwise indicated, all references to “Cytel” are to Cytel Corporation, all references to “Epimmune” are to Epimmune Inc., a majority-owned subsidiary of Cytel, until July 1, 1999, at which time Cytel and Epimmune merged, and all references to the “we,” “us” or “our company” are to the combined entity of Cytel and Epimmune.

      In the first quarter of 1999, Cytel completed the sale of its Glytec carbohydrate synthesis and manufacturing business resulting in net proceeds of approximately $6.2 million (see Note 2 in the Consolidated Financial Statements). In addition, Cytel announced the results from its Cylexin Phase II/III clinical trial which indicated that Cylexin, Cytel’s lead therapeutic compound, showed no benefit over the placebo. Accordingly, Cytel terminated its therapeutic anti-inflammatory business and, as a result, Cytel recorded a restructuring charge of $3.7 million in the first quarter 1999, which was subsequently reduced to $2.7 million in the fourth quarter 1999 (see Note 2 in the Consolidated Financial Statements). We are now focused exclusively on the development of therapeutic and prophylactic vaccines for the treatment and prevention of cancer and infectious diseases.

      On July 1, 1999, we completed a series of transactions (the “Exchange Transactions”) in which we: (i) transferred all of the outstanding shares of Epimmune’s Series B-1 Preferred Stock then held by Cytel to G.D. Searle & Co. (“Searle”) in exchange for all of the outstanding shares of Cytel’s Series B Preferred Stock, (ii) issued 859,666 shares of Cytel’s Series S Preferred Stock and 549,622 shares of Cytel’s Series S-1 Preferred Stock to Searle in exchange for all outstanding shares of Epimmune’s Series B Preferred Stock and Series B-1 Preferred Stock and (iii) issued a total of 1,027,782 shares of Cytel’s Common Stock to the holders of Common Stock of Epimmune in exchange for all outstanding shares of Epimmune’s Common Stock. The acquisition of the minority interest in Epimmune, through the Exchange Transaction, was accounted for as a purchase. We recorded the acquisition of the minority interest at the fair market value of the preferred and common stock issued, and determined that the excess of the purchase price over the identifiable net assets of

$3.2 million was in-process technology based on a discounted cash flow analysis of that technology. The analysis, with a discount rate of 50%, was based on estimated research and development costs for nine years and product revenues beginning in year six, after the assumed completion of clinical trials and product approval by the FDA. The analysis also considered milestone payments based on scientific accomplishments, and new collaborative revenues based on projected future collaboration agreements.

      The value of the technology was charged to acquired in-process technology because technological feasibility had not been achieved nor had alternative future uses for the technology been identified.

      Following the Exchange Transactions, Cytel merged with Epimmune and changed its name to Epimmune Inc. As of December 31, 2001, Searle (now Pharmacia) owned 2.6% of our outstanding common stock and all of our outstanding preferred stock.

      In July 2001, we entered into license, development and securities purchase agreements with Genencor International, Inc. Pursuant to those agreements, we exclusively licensed to Genencor our PADRE and epitope technologies for vaccines to treat or prevent hepatitis B, hepatitis C and human papilloma virus. Genencor will also fund research and development activities on those programs at Epimmune for 30 months, made an initial ten percent equity investment in Epimmune and, if certain conditions are met, has the right to acquire up to 500,000 additional shares of Epimmune common stock. In connection with the license agreement, Genencor paid us an upfront license fee and will also pay us pre-commercialization milestones and royalties on product sales, if any products are ever developed.

      We have devoted substantially all of our resources to the discovery and development of potential therapeutic and prophylactic products. To date, we have not received any revenues from the sale of products. We have funded our research and development primarily from working capital received from the issuance of our equity and through collaborations and license agreements with other companies. We have not been profitable since our inception and expect to incur substantial operating losses for the next several years. As of December 31, 2001, our accumulated deficit was approximately $144.4 million.

Results of Operations

      We had total revenues of $8.2 million for the year ended December 31, 2001, compared to $1.6 million in 2000 and $4.2 million in 1999. Total revenues increased 413% in 2001 compared to 2000, due primarily to receipt of upfront, one-time payment of license fees in connection with transactions completed in 2001 and increased grant and contract payments in 2001 compared to 2000. Total revenues decreased 62% in 2000 from 1999, due to a decline or absence of research revenues and milestone payments received from our collaborative agreement with Pharmacia in 2000 compared to those received in 1999. Our agreement with Pharmacia was terminated in November 2000. Included in total revenues were research grant and contract revenues of $3.7 million in 2001, $1.6 million in 2000, and $1.7 million in 1999.

      Research and development expenses increased to $7.9 million in 2001 from $6.3 million in 2000, primarily as a result of higher labor and related costs due to increased staffing and salary increases, expensing costs related to abandoned patents in 2001, increased expenditures on general scientific supplies, higher equipment related costs and increased costs for sponsored research as part of our HIV grant program during the 2001 period. Research and development expenses decreased to $6.3 million in 2000 from $8.7 million in 1999, primarily as a result of the discontinuation of Cytel operations during the first quarter of 1999. We expect our research and development expenses to increase significantly in 2002 compared to 2001 levels as we attempt to advance our product candidates in both lung cancer and HIV to the clinic. We expect to incur costs in 2002 for, among other things, toxicology studies, product formulation, manufacturing of product for use in clinical trials and medical and clinical consultant costs.

      General and administrative expenses increased to $3.4 million in 2001 from $2.3 million in 2000, primarily due to increased labor, recruiting and related costs, increased legal expenses resulting from licensing and collaborative efforts during the 2001 period and $0.2 million of stock-based compensation recorded in 2001. General and administrative expenses were $2.3 million in 2000, a $0.2 million decrease from the $2.5 million in general and administrative expenses in 1999. The decrease relates to the discontinuation of

Cytel’s operations during 1999 partially offset by increased staffing and associated expenses for business development, financial and administrative activities after discontinuation of Cytel’s operations.

      We had no restructuring related charges in 2001 compared to a reduction or reversal of restructuring charges of $0.1 million in 2000. We had a reduction in restructuring charges of $0.1 million in 2000 compared to $2.7 million in restructuring charges in 1999 related to the termination of non-Epimmune operations.

      We had no charges to write-off of in-process technology in 2001 or 2000. In 1999, we charged $3.2 million to operations for the write-off of in-process technology related to the acquisition of the minority interest in Epimmune. The charge was based on a discounted cash flow analysis prepared to determine the fair value of the excess of purchase price over the identifiable assets recorded as a result of the merger of Cytel and Epimmune.

      We had no minority interest in any company during the 2001 or 2000 periods and had a minority interest in the net loss of a consolidated subsidiary of $0.5 million during the 1999 period.

      We had negligible other income in 2001 compared to other income of $1.6 million in 2000 and $0.5 million in 1999. The 2000 amount represents a payment from Elan International Services, or Elan, of $0.5 million related to the assignment of a license and the release of $1.1 million from escrow under an agreement between Cytel and Neose Technologies, Inc. for the purchase of certain assets. The 1999 amount relates primarily to $0.5 million from Elan in consideration for the buyout of certain future milestone obligations by Elan.

      There was no material gain on the disposal of assets during the 2001 or 2000 period compared to a $3.3 million gain on disposal of assets in 1999 related to the sale of Cytel’s Glytec carbohydrate synthesis and manufacturing business, offset by the write-off of leasehold improvements of $0.1 million.

      Net interest income was $0.4 million in 2001 compared to $0.6 million in 2000 and $0.4 million in 1999. The decrease in 2001 from 2000 was based on lower average returns on cash balances and the increase in 2000 from 1999 was due to higher average cash balances during the 2000 period.

Liquidity and Capital Resources

      The following discussion reflects historical financial information for both Cytel and Epimmune on a combined basis.

      We have financed operations since inception primarily through private placements of equity securities, two public common stock offerings, revenues under collaborative research and development agreements, grant revenues, certain asset divestitures and interest income. Through December 2001, we had raised approximately $163.8 million from the sale of equity securities.

      As of December 31, 2001, our cash, cash equivalents, restricted cash and short-term investments increased to $19.5 million as compared to $10.1 million at December 31, 2000. The increase was primarily due to proceeds from the sale of our common stock in two private transactions, to Genencor in July 2001 and to a group of accredited investors in December 2001, and from the receipt of license fees from Genencor and other collaborators and licensees, partially offset by cash used for our operations. We expect to continue to use our cash investments to fund our ongoing operations, including our vaccine research and development programs. We had net working capital of $15.4 million as of December 31, 2001 compared to $8.2 million as of December 31, 2000.

      For the year ended December 31, 2001, our capital expenditures totaled $0.3 million compared to $0.4 million for the year ended December 31, 2000 and $0.7 million for the year ended December 31, 1999. Capital expenditures for 2001 and 2000 were primarily for laboratory equipment. Capital expenditures made in 1999 were primarily for equipment, furniture and leasehold improvements for our new laboratory and office facility, which was completed in April 1999. Future capital expenditures will be in support of our vaccine business and will include laboratory equipment, leasehold improvements and furniture as we increase both office and laboratory space to accommodate additional personnel. During 2002, we anticipate that payments related to leasehold improvements and capital expenditures will increase significantly over 2001 levels to a range of approximately $0.8 million to $1.0 million. We will also pay approximately $0.6 million in rent on our lease commitments during 2002.

      We have financed our laboratory equipment and research and office facilities primarily through operating lease arrangements and a note payable. During 2001 and 2000 we made payments under the notes payable of $0.4 million and $0.2 million, respectively, primarily for laboratory equipment compared to payments of $1.0 million during 1999, primarily related to research and office facilities. We expect to make payments of approximately $0.3 million against our notes payable for laboratory equipment in 2002.

      Payments related to capitalized patent expenses were $0.7 million, $0.6 million and $0.9 million for 2001, 2000 and 1999, respectively. The increase in 2001 from 2000 was primarily as a result of maturity of our portfolio filings and pursuit of additional claims. The decrease in 2000 from 1999 was primarily attributable to the timing and nature of the filings made. We expect payments related to patents to increase marginally in 2002 above 2001 levels as we continue to pursue filings and claims in our intellectual property portfolio.

      We expect to incur substantial additional research and development expenditures in connection with our ongoing vaccine programs, including costs related to preclinical testing, clinical trials and manufacturing, as well as marketing and distribution expenses. We intend to seek collaborative research and development relationships with suitable corporate partners. We may also license to third parties some of our technology in markets that we are not pursuing ourselves or through our collaborations. We cannot assure you that any agreements that may result from these discussions will successfully reduce our funding requirements or, if entered into, will not be terminated. We will require additional equity or debt financing in order to pursue our research and development programs, and we cannot assure you that these funds will be available on favorable terms, if at all. If adequate funds are not available we may be required to delay, scale back or eliminate one or more of our drug discovery or development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products that we would not otherwise relinquish.

      We anticipate revenue for 2002 to be in the range of at least $6.0 million to $6.5 million, which includes anticipated grant and contract revenue and certain license fees. Our estimate assumes that we recognize revenue from milestone or licensing payments under existing agreements with third parties related to the licensing of our technology. We also anticipate that operating expenses will rise from $11.2 million in 2001 to between approximately $15.5 million to $16.8 million, representing a 40% to 50% increase over 2001. The anticipated rise in expenses assumes that we file an IND for our vaccine targeting HIV in the second quarter of 2002 and file an IND for our lung cancer candidate in late 2002 or early 2003. We also anticipate using some of our cash and investments beginning in 2002 to fund our recently announced HIV research collaboration with Bavarian Nordic. We will share equally with Bavarian Nordic in all research related expenses and have included these anticipated expenditures in our operating expense forecast for 2002. We may also become liable in 2002 for payment of license fees of up to $0.5 million, at the option of the licensor. We have not included payment of these potential license fees in our operating expense forecast for 2002 as payment of those expenses is not assured.

      We anticipate that our existing cash and investments and interest earned thereon, along with the cash receipts related to our anticipated revenue in 2002, will enable us to maintain our current and planned operations through mid-2003 based on our anticipated expenditures. The estimate for the period for which we anticipate our existing resources to enable us to maintain our current and planned operations is a forward-looking statement that involves risks and uncertainties as set forth herein.

      Our future capital requirements will depend on many factors, including:

•	the costs associated with our clinical trials for our vaccine targeting HIV which are scheduled to begin in the second quarter of 2002;

•	the costs associated with safety studies and other preclinical activities for our vaccine targeting lung cancer;

•	our ability to establish and maintain collaborative arrangements and license agreements;

•	the actual revenue we receive under our collaborative research and development agreements;

•	the actual costs we incur under our research collaboration with Bavarian Nordic;

•	the actual payment of license fees which may become payable at the option of the licensor;

•	progress with preclinical testing and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing, prosecuting and enforcing patent claims;

•	competing technological and market developments;

•	changes in our existing research relationships;

•	continued scientific progress in our drug discovery programs;

•	the magnitude of our drug discovery programs;

•	the cost of manufacturing scale-up; and

•	effective commercialization activities and arrangements.

      As is typical in the biotechnology industry, our commercial success will depend in part on neither infringing patents issued to competitors nor breaching the technology licenses upon which our products might be based. Our business is also subject to other significant risks, including the uncertainties associated with our ability to enter into and maintain new collaborations, and the lengthy regulatory approval process and with potential competition from other products. Even if our products appear promising at an early stage of development, they may not reach the market for a number of reasons. Such reasons include, but are not limited to, our inability to fund clinical development of such products, or the possibilities that the potential products will be found ineffective during clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale or be uneconomical to market.

Significant Accounting Policies

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, patent costs and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements (see Note 1 to our financial statements on page F-8).

Revenue Recognition

      We recognize revenues pursuant to Staff Accounting Bulletin No. 101, “Revenue Recognition.” Collaboration revenues are earned and recognized as research costs are incurred in accordance with the provisions of each agreement. Fees paid to initiate research projects are deferred and recognized over the project period. Milestone payments are recognized as revenue upon the completion of the milestone when the milestone event was substantive, its achievability was not reasonably assured at inception and the Company’s performance obligations after milestone achievement will continue to be funded at a comparable level before the milestone achievement. Revenues from grants are recognized on a percentage of completion basis as related costs are incurred. We defer revenue recognition until performance obligations have been completed and collectibility is reasonably assured.

Patent Costs

      We capitalize the costs incurred to file patent applications when we believe there is a high likelihood that the patent will be issued and there will be future economic benefit associated with the patent. These costs are amortized over a ten-year life from the date of patent filing. At December 31, 2001, capitalized patent costs total approximately $2.7 million (net of accumulated amortization). In addition, we expense all costs related to abandoned patent applications. If we elect to abandon any of our currently issued or unissued patents, the related expense could be material to our results of operations for the period of the abandonment.

Investment Policy

      The primary objective of our investment activities is to preserve principal while at the same time achieving competitive yields, without significantly increasing risk. To achieve this objective, we primarily invest in A1 or P1 or higher rated debt securities with maturities of less than two years, with the weighted average maturity not to exceed eighteen months. We also attempt to minimize our portfolio risk by placing constraints on how much of our portfolio may be held in a specific type of investment such as asset-backed securities or collateralized mortgage obligations as well as limiting our holdings in any one issuer.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risks

      At December 31, 2001, our investment portfolio included fixed-income securities of $11.0 million. These securities are subject to interest rate risk. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would decrease the fair value of our interest sensitive financial instruments at December 31, 2001 by $0.6 million. Any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

Item 8.     Consolidated Financial Statements and Supplementary Data

      The Report of Ernst & Young LLP, Independent Auditors, the Consolidated Financial Statements and Notes to Consolidated Financial Statements are included on pages F-1 through F-25.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Identification of Directors

      The information required by this item is incorporated by reference to the information set forth in the section captioned “Election of Directors,” contained in our definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2001 (the “Proxy Statement”).

Identification of Executive Officers

      Our executive officers, their ages, and their positions as of March 15, 2002 are as follows:

Name	Age	Position

Emile Loria, M.D.	52	President and Chief Executive Officer
Robert W. Chesnut, Ph.D.	58	Executive Vice President, Research & Development, and Secretary
Alessandro D. Sette, Ph.D.	41	Vice President and Chief Scientific Officer
Robert J. De Vaere	44	Vice President, Finance & Administration, and Chief Financial Officer
Michael R. McClurg	45	Vice President, Business Development
Mark J. Newman, Ph.D.	47	Vice President, Infectious Disease Program
John D. Fikes, Ph.D.	41	Vice President, Cancer Program

      Dr. Loria has served as our President and Chief Executive Officer since May 2001. In addition, Dr. Loria has been serving on our Board of Directors since January 2001. Dr. Loria has almost 30 years of diverse U.S. and international experience in medical and business fields relevant to our business. From 1994 to 1995, Dr. Loria served as Senior Vice President, Business Development, for Biovector Therapeutics, a vaccine enterprise in France, and then as President and Chief Executive Officer from 1995 to 2000. From 1986 to 1993, he was founder and managing director of MS Medical Synergy, the exclusive representative of Cygnus Therapeutic Systems in Europe, and from 1978 to 1985, Dr. Loria worked for Hoffman La Roche-Kontron, Ciba-Geigy and Sanofi Pharma in various marketing positions.

      Dr. Chesnut has served as our Executive Vice President of Research and Development and Secretary since July 1999. From October 1997 to July 1999, he served as Vice President of Research and Development of Epimmune. Prior to joining Epimmune, Dr. Chesnut was with Cytel from 1988 to October 1997. From 1977 to 1988, Dr. Chesnut was a Member of the Department of Medicine, National Jewish Medical and Research Center in Denver, Colorado. He also serves as an Associate Member of the Department of Immunology, Scripps Clinic and Research Foundation.

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

      Mr. De Vaere has served as our Vice President, Finance and Chief Financial Officer since May 2000 and became our Vice President, Finance and Administration in December 2001. Prior to joining us in May 2000, Mr. De Vaere was with Vista Medical Technologies, Inc., a medical device company, since January 1996 where he served as Vice President of Finance and Administration and Chief Financial Officer. Prior to his employment with Vista, he was Director of Finance and Business Management for Kaiser Electro-Optics from April 1993 to January 1996 and Controller for Kaiser Rollmet, an aerospace company, from January 1991 to April 1993.

      Mr. McClurg has served as our Vice President, Business Development, since October 2001. Prior to joining us in October 2001, Mr. McClurg held the position of Director, Business Development, with Prometheus Laboratories, a pharmaceutical company, since August 1999. His previous employment experience was with Isis Pharmaceuticals, a biotechnology company, as the Assistant Director of Business Planning and Market Analysis from May 1998 to August 1999, and with Ligand Pharmaceuticals in various corporate development and scientific research capacities from August 1990 to May 1998.

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

      Dr. Fikes has served as our Vice President, Cancer Program, since January 2002. Prior to January 2002, Dr. Fikes was Director, Cancer Program, at Epimmune since October 1997. He was previously with Cytel since 1991, most recently as Associate Director, Molecular Biology, and Director of Preclinical Development. Before joining Cytel, Dr. Fikes was a postdoctoral fellow at the Massachusetts Institute of Technology.

      Each officer serves at the discretion of the Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      The information required by this item is incorporated by reference to the information set forth in the section entitled “Compliance with the Reporting Requirements of Section 16(a) of the Securities Exchange Act of 1934” contained in the Proxy Statement.

Item 11.     Executive Compensation

      The information required by this item is incorporated by reference to the information set forth in the section captioned “Executive Compensation” contained in the Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference to the information set forth in the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to the information set forth in the section captioned “Certain Transactions” contained in the Proxy Statement.

Part IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Index to Financial Statements

      The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this Report.

Page

Report of Ernst & Young LLP, Independent Auditors	F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000	F-3
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2001	F-4
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2001	F-5 - F-6
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001	F-7
Notes to Consolidated Financial Statements	F-8 - F-24

      (2) Index to Financial Statement Schedules

      The consolidated financial statement schedules required by this item are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

      (3) Listing of Exhibits

Exhibit
Number	Document Description

3.1	Amended and Restated Certificate of Incorporation.(A)
3.2	Amended and Restated Bylaws of the Registrant.
3.3	Rights Agreement dated March 19, 1993 between Registrant and American Stock Transfer & Trust Company, as amended on June 29, 1999, February 15, 2000, July 9, 2001 and December 18, 2001.
3.5	Certificate of Designation of the Series B Convertible Preferred Stock.(J)
3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation.(L)
3.7	Certificate of Increase of Series A Junior Participating Preferred Stock.(L)
3.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation.(M)
3.9	Certificate of Designations of the Series S and Series S-1 Preferred Stock filed with the Secretary of State of the State of Delaware on June 29, 1999.(P)
3.10	Certificate of Amendment of Amended and Restated Certificate of Incorporation.(R)
3.11	Certificate of Decrease of Series A Junior Participating Preferred Stock.(R)
4.1	Reference is made to Exhibits 3.1 through 3.11.
4.2	Specimen certificate of the Common stock.(A)
10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and officers.(A)(*)
10.5	Registrant’s 1989 Stock Plan, as amended through June 12, 1998 (the “1989 Plan”).(L)
10.6	Forms of Incentive Stock Option Agreement under the 1989 Plan.(A)
10.7	Form of Nonstatutory Stock Option Agreement under the 1989 Plan.(A)
10.19	Research Agreement, between the Registrant and The Scripps Research Institute, formerly Scripps Clinic and Research Foundation (“Scripps”), dated as of September 1, 1990, as amended August 5, 1991 (with certain confidential portions deleted).(A)(1)
10.24	License Agreement, between the Registrant and Scripps, dated as of September 23, 1991 (with certain confidential portions deleted).(A)(1)

Exhibit
Number	Document Description

10.25	Research and Option Agreement, between the Registrant and Scripps, dated October 1, 1991 (with certain confidential portions deleted).(A)(1)
10.35	Amendment to License Agreement between the Registrant and Scripps dated as of June 17, 1992 (with certain confidential portions deleted).(C)(2)
10.37	Registrant’s Non-Employee Directors’ Stock Option Plan, as amended through June 12, 1998.(L)(*)
10.48	Second Amendment to License Agreement between the Registrant and Scripps dated as of June 17, 1992 (with certain confidential portions deleted).(G)(2)10.50
10.51	Directors’ Deferred Compensation Plan, effective as of March 17, 1995, as amended September 20, 1996.(*)
10.63	Lease Agreement between Epimmune, Inc. and Nexus Equity LLC VIII, dated as of November 1, 1998, as amended February 1, 1999.(N)
10.67	Preferred Stock Exchange Agreement, dated July 1, 1999, by and between the Company and G.D. Searle & Co.(P)
10.68	Investor Rights Agreement, dated as of July 1, 1999, by and between the Company and G.D. Searle & Co.(P)
10.69	Letter agreement between Epimmune and Dr. Robert W. Chesnut regarding severance benefits dated February 5, 1998.(Q)(*)
10.70	Letter agreement between Epimmune and Dr. Alessandro Sette regarding severance benefits dated February 5, 1998.(Q)(*)
10.74	Form of Common Stock Purchase agreement dated February 15, 2000.(S)
10.75	Letter Agreement between Epimmune and Robert De Vaere dated May 4, 2000.(T)(*)
10.76	Letter Agreement between Epimmune and Mark Newman dated May 4, 2000.(T)(*)
10.77	Form of Common Stock Purchase Agreement dated October 16, 2000.(U)(*)
10.78	Non-Exclusive License Agreement between Epimmune and Valentis, Inc., dated November 27, 2000 (with certain confidential portions deleted).(U)(6)
10.79	Letter Agreement between Epimmune and Dr. Emile Loria regarding employment terms dated January 16, 2001.(V)(*)
10.80	Form of Restricted Stock Purchase Agreement between Epimmune and Dr. Emile Loria dated January 16, 2001.(V)(*)
10.81	Promissory Note of Dr. Emile Loria in favor of Epimmune dated January 16, 2001.(V)(*)
10.82	Stock Pledge Agreement by Dr. Emile Loria in favor of Epimmune dated January 16, 2001.(V)(*)
10.83	Amendment to Severance Benefits Agreement between Epimmune and Dr. Alessandro Sette dated March 8, 2001.(V)(*)
10.84	Amendment to Severance Benefits Agreement between Epimmune and Dr. Robert W. Chesnut dated March 8, 2001.(V)(*)
10.85	Amendment to Severance Benefits Agreement between Epimmune and Dr. Mark Newman dated March 8, 2001.(V)(*)
10.86	Amendment to Severance Benefits Agreement between Epimmune and Robert De Vaere dated March 8, 2001.(V)(*)
10.87	Non-exclusive License Agreement between Epimmune and Nexell Therapeutics, Inc., dated March 28, 2001 (with certain confidential portions deleted).(V)(7)
10.88	Non-exclusive License Agreement between Epimmune and Pharmexa A/ S dated June 25, 2001 (with certain confidential portions deleted).(X)(8)
10.89	License Agreement between Epimmune and Genencor International Inc. dated July 9, 2001 (with certain confidential portions deleted).(Y)(9)
10.90	Collaboration Agreement between Epimmune and Genencor International Inc. dated July 9, 2001 (with certain confidential portions deleted).(Y)(9)

Exhibit
Number	Document Description

10.91	Securities Purchase Agreement between Epimmune and Genencor International Inc. dated July 9, 2001 (with certain confidential portions deleted).(Y)(9)
10.92	Non-exclusive License Agreement between Epimmune and Biosite Incorporated dated August 17, 2001 (with certain confidential portions deleted).(Y)(9)
10.93	Non-exclusive License Agreement between Epimmune and Anosys Inc. dated August 31, 2001 (with certain confidential portions deleted).(Y)(9)
10.94	Non-exclusive License Agreement between Epimmune and Bavarian Nordic A/S dated November 28, 2001 (with certain confidential portions deleted).(10)
10.95	Form of Share Purchase Agreement dated December 18, 2001.(Z)
10.96	2000 Stock Plan as amended.*
10.97	2001 Employee Stock Purchase Plan.(W)*
21.1	Subsidiaries of the Registrant.(J)
23.1	Consent of Ernst & Young LLP, Independent Auditors.
25.1	Power of Attorney. Reference is made to the signature page of this report on Form 10-K.

*	Executive Compensation Plans and Arrangements
(A)	Incorporated by reference to the Company’s Form S-1 Registration Statement and Amendments thereto (File No. 33-43356).
(C)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1992, filed on March 26, 1993.
(G)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, filed on March 22, 1996.
(J)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1997, filed on March 31, 1998.
(L)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 1998, filed on August 14, 1998.
(M)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 1998, filed on November 16, 1998.
(N)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, filed on April 15, 1999.
(P)	Incorporated by reference to the Company’s Form 8-K, filed on July 16, 1999.
(Q)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 1999, filed on August 16, 1999.
(R)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 1999, filed on November 15, 1999.
(S)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1999, filed on March 17, 2000.
(T)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2000, filed on August 14, 2000.
(U)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, filed on March 29, 2001.
(V)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2001, filed on May 11, 2001.
(W)	Incorporated by reference to the Company’s Form S-8 filed on June 27, 2001 (File No. 333-63950).
(X)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2001, filed on August 13, 2001.
(Y)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2001, filed on November 14, 2001.

Exhibit
Number	Document Description

(Z)	Incorporated by reference to the Company’s Form S-3, filed on January 10, 2002.
(1)	Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Act of 1933 and Rule 406 Thereunder Respecting Confidential Treatment dated November 21, 1991.
(2)	Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Exchange Act of 1934 and Rule 24b-2 Thereunder Respecting Confidential Treatment dated May 15, 1996.
(6)	Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Exchange Act of 1934 and Rule 24b-2 Thereunder Respecting Confidential Treatment dated July 5, 2001.
(7)	Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Exchange Act of 1934 and Rule 24b-2 Thereunder Respecting Confidential Treatment dated August 8, 2001.
(8)	Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Exchange Act of 1934 and Rule 24b-2 Thereunder Respecting Confidential Treatment dated September 4, 2001.
(9)	Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Exchange Act of 1934 and Rule 24b-2 Thereunder Respecting Confidential Treatment dated January 29, 2002.
(10)	Confidential Treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

      (b) Reports on Form 8-K

      Form 8-K filed on December 19, 2001 attaching a press release announcing the completion of our private financing.

      (c) Exhibits

      The response to this portion of Item 14 is submitted as Item 14(a)(3).

      (d) Financial Statement Schedules

      The consolidated financial statement schedules required by this Item are listed under Item 14(a)(2).

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 2002.

EPIMMUNE INCORPORATED

By	/s/ EMILE LORIA

Emile Loria, M.D.
President, Chief Executive Officer and Director

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Emile Loria, M.D. and Robert De Vaere, and each of them, his attorney-in-fact, with the full power of substitution, for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EMILE LORIA Emile Loria, M.D.	President (Principal Executive Officer), Chief Executive Officer, and Director	March 29, 2002

/s/ ROBERT J. DE VAERE Robert J. De Vaere	Vice President, Finance and Administration, Chief Financial Officer, Assistant Secretary (Principal Financial and Accounting Officer)	March 29, 2002

/s/ HOWARD E. GREENE, JR. Howard E. Greene, Jr.	Chairman of the Board and Director	March 29, 2002

/s/ WILLIAM T. COMER William T. Comer, Ph.D.	Director	March 29, 2002

/s/ MICHAEL G. GREY Michael G. Grey	Director	March 29, 2002

/s/ GEORGES HIBON Georges Hibon	Director	March 29, 2002

/s/ JOHN P. MCKEARN John P. McKearn, Ph.D.	Director	March 29, 2002

EPIMMUNE INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Epimmune Inc.

We have audited the accompanying consolidated balance sheets of Epimmune Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Epimmune Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

San Diego, California

February 21, 2002

EPIMMUNE INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$8,038,000	$4,181,000
Short-term investments	10,998,000	5,412,000
Prepaids and other current assets	707,000	507,000

Total current assets	19,743,000	10,100,000
Restricted cash	472,000	472,000
Property and equipment, net	984,000	966,000
Patents, net	2,711,000	2,948,000

	$23,910,000	$14,486,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,475,000	$1,004,000
Deferred contract revenues	2,308,000	229,000
Accrued payroll and related expenses	222,000	241,000
Current portion of notes payable	345,000	413,000

Total current liabilities	4,350,000	1,887,000
Deferred rent	166,000	119,000
Notes payable, less current portion	43,000	389,000
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, 1,409,288 shares issued and outstanding at December 31, 2001 and 2000. Liquidation preference of $10,000,000 at December 31, 2001 and 2000	14,000	14,000
Common stock, $.01 par value, 25,000,000 shares authorized at December 31, 2001 and 2000; 12,094,757 and 7,847,343 shares issued and outstanding at December 31, 2001 and 2000, respectively	121,000	78,000
Additional paid-in capital	166,772,000	153,726,000
Note receivable from employee	(2,641,000)	—
Deferred compensation	(569,000)	(6,000)
Accumulated deficit	(144,369,000)	(141,725,000)
Accumulated other comprehensive income	23,000	4,000

Total stockholders’ equity	19,351,000	12,091,000

	$23,910,000	$14,486,000

See accompanying notes.

EPIMMUNE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2001	2000	1999

Revenues:
License fees and milestones	$3,750,000	$—	$2,500,000
Research grants and contract revenue	1,831,000	1,603,000	1,668,000
Related party revenue	2,585,000	—	—

Total revenues	8,166,000	1,603,000	4,168,000
Costs and expenses:
Research and development	7,870,000	6,285,000	8,716,000
General and administrative	3,363,000	2,305,000	2,508,000
Restructuring costs	—	(100,000)	2,707,000
Write-off of in-process technology	—	—	3,154,000

Total costs and expenses	11,233,000	8,490,000	17,085,000

Loss from operations	(3,067,000)	(6,887,000)	(12,917,000)
Minority interest in net loss of consolidated subsidiary	—	—	523,000
Interest income, net	424,000	564,000	367,000
Other income, net	(1,000)	1,581,000	544,000
Gain on sales and disposal of assets	—	5,000	3,218,000

Net loss	$(2,644,000)	$(4,737,000)	$(8,265,000)

Net loss per share — basic and diluted	$(.31)	$(.68)	$(1.57)

Shares used in computing net loss per share — basic and diluted	8,533,968	6,971,186	5,257,635

See accompanying notes.

EPIMMUNE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Common Stock
						Note
	Preferred Stock				Additional	Receivable
			Common		Paid-in	from	Deferred
	Shares	Amount	Shares	Amount	Capital	Employee	Compensation

Balance at December 31, 1998	659,898	$7,000	4,987,453	$50,000	$142,642,000	$—	$—
Issuance of common stock for cash	—	—	33,910	1,000	202,000	—	—
Issuance of common stock in exchange for Epimmune common stock	—	—	1,027,582	9,000	1,792,000	—	—
Issuance of Cytel Series S and S-1 preferred stock net of retirement of Series B	749,390	7,000	—	—	2,499,000	—	—
Issuance of warrants to former employees as part of separation agreements	—	—	—	—	258,000	—	—
Unrealized losses on available-for- sale securities	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance at December 31, 1999	1,409,288	14,000	6,048,945	60,000	147,393,000	—	—
Issuance of common stock for cash	—	—	98,398	1,000	29,000	—	—
Issuance of common stock in conjunction with private placement, net of issuance costs	—	—	1,700,000	17,000	6,252,000	—	—
Deferred compensation related to consultant stock options	—	—	—	—	23,000	—	(6,000)
Issuance of warrants to former employees as part of separation agreement	—	—	—	—	29,000	—	—
Unrealized gains on available-for- sale securities	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance at December 31, 2000	1,409,288	14,000	7,847,343	78,000	153,726,000	—	(6,000)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Other	Total	Other
	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Deficit	Income	Equity	Loss

Balance at December 31, 1998	$(128,723,000)	$—	$13,976,000	$(21,505,000)

Issuance of common stock for cash	—	—	203,000
Issuance of common stock in exchange for Epimmune common stock	—	—	1,801,000
Issuance of Cytel Series S and S-1 preferred stock net of retirement of Series B	—	—	2,506,000
Issuance of warrants to former employees as part of separation agreements	—	—	258,000
Unrealized losses on available-for- sale securities	—	(57,000)	(57,000)	(57,000)
Net loss	(8,265,000)	—	(8,265,000)	(8,265,000)

Balance at December 31, 1999	(136,988,000)	(57,000)	10,422,000	$(8,322,000)

Issuance of common stock for cash	—	—	30,000
Issuance of common stock in conjunction with private placement, net of issuance costs	—	—	6,269,000
Deferred compensation related to consultant stock options	—	—	17,000
Issuance of warrants to former employees as part of separation agreement	—	—	29,000
Unrealized gains on available-for- sale securities	—	61,000	61,000	61,000
Net loss	(4,737,000)	—	(4,737,000)	(4,737,000)

Balance at December 31, 2000	(141,725,000)	4,000	12,091,000	$(4,676,000)

EPIMMUNE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

			Common Stock
						Note
	Preferred Stock				Additional	Receivable
			Common		Paid-in	from	Deferred
	Shares	Amount	Shares	Amount	Capital	Employee	Compensation

Exercise of stock options	—	—	27,753	—	11,000	—	—
Repurchase of restricted stock	—	—	(20,041)	—	(3,000)	—	—
Issuance of common stock for cash, net of issuance costs of $61,000	—	—	2,000,000	20,000	4,919,000	—	—
Issuance of common stock in connection with collaboration agreement	—	—	1,154,797	12,000	4,618,000	—	—
Issuance of common stock for the employee stock purchase plan	—	—	28,604	—	73,000	—	—
Issuance of restricted stock for note	—	—	1,056,301	11,000	2,630,000	(2,641,000)	—
Deferred compensation in connection with the issuance of stock options to employees	—	—	—	—	785,000	—	(785,000)
Amortization of deferred compensation	—	—	—	—	—	—	222,000
Deferred compensation related to consultant stock options	—	—	—	—	13,000	—	—
Unrealized gains on available-for- sale securities	—	—	—	—	—	—	—
Net loss	—	—	—	—	—

Balance at December 31, 2001	1,409,288	$14,000	12,094,757	$121,000	$166,772,000	$(2,641,000)	$(569,000)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Other	Total	Other
	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Deficit	Income	Equity	Loss

Exercise of stock options	—	—	11,000
Repurchase of restricted stock	—	—	(3,000)
Issuance of common stock for cash, net of issuance costs of $61,000	—	—	4,939,000
Issuance of common stock in connection with collaboration agreement	—	—	4,630,000
Issuance of common stock for the employee stock purchase plan	—	—	73,000
Issuance of restricted stock for note	—	—	—
Deferred compensation in connection with the issuance of stock options to employees	—	—	—
Amortization of deferred compensation	—	—	222,000
Deferred compensation related to consultant stock options	—	—	13,000
Unrealized gains on available-for- sale securities	—	19,000	19,000	19,000
Net loss	(2,644,000)	—	(2,644,000)	(2,644,000)

Balance at December 31, 2001	$(144,369,000)	$23,000	$19,351,000	$(2,625,000)

See accompanying notes.

EPIMMUNE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2001	2000	1999

Operating activities
Net loss	$(2,644,000)	$(4,737,000)	$(8,265,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	578,000	537,000	577,000
Amortization of deferred compensation	235,000	17,000	—
Deferred rent	47,000	64,000	56,000
Write-off of abandoned patents	625,000	—	—
Minority interest in consolidated subsidiary	—	—	(523,000)
Stock warrants relating to severance agreement	—	29,000	—
(Gain) loss on disposal of assets	—	(5,000)	(3,218,000)
Write-off of in-process technology	—	—	3,154,000
Changes in operating assets and liabilities:
Other current assets	(200,000)	(46,000)	697,000
Accounts payable and accrued liabilities	471,000	34,000	(1,451,000)
Deferred revenue	2,079,000	191,000	(477,000)
Accrued payroll and related expense	(19,000)	29,000	(205,000)
Accrued restructuring	—	(342,000)	915,000

Net cash provided by (used in) operating activities	1,172,000	(4,229,000)	(8,740,000)
Investing activities
Purchases of available-for-sale securities	(7,626,000)	(3,742,000)	(2,470,000)
Maturities of available-for-sale securities	2,059,000	4,803,000	1,085,000
Sales of available-for-sale securities	—	—	4,133,000
Proceeds from the sale of equipment	—	5,000	3,687,000
Proceeds from the sale of patents (net of fees)	—	—	3,035,000
Purchases of property and equipment	(293,000)	(356,000)	(739,000)
Construction in progress	(10,000)	—	—
Patents	(682,000)	(578,000)	(878,000)
Deposits and other assets	—	—	23,000
Repayment of note	—	—	519,000

Net cash (used in) provided by investing activities	(6,552,000)	132,000	8,395,000
Financing activities
Principal payments under equipment notes payable and note payable to bank	(413,000)	(230,000)	(1,001,000)
Proceeds from the issuance of equipment notes payable	—	366,000	510,000
Net proceeds from issuance of common stock	9,650,000	6,299,000	203,000

Net cash provided by (used in) financing activities	9,237,000	6,435,000	(288,000)

Increase (decrease) in cash and cash equivalents	3,857,000	2,338,000	(633,000)
Cash and cash equivalents at beginning of year	4,181,000	1,843,000	2,476,000

Cash and cash equivalents at end of year	$8,038,000	$4,181,000	$1,843,000

Supplemental disclosure of cash flow information
Interest paid	$59,000	$69,000	$111,000

Supplemental disclosure of non-cash investing and financing activities
Asset write down in accrued restructuring	$—	$—	$593,000

Assumption of debt by Nextran	$—	$—	$838,000

Exchange of common and preferred stock, for minority interest in Epimmune	$—	$—	$4,307,000
Unrealized gains (losses) on available-for-sale securities	$19,000	$61,000	$(57,000)

Sale of restricted common stock for stockholder note receivable	$2,641,000	$—	$—

See accompanying notes.

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

1.     Summary of significant accounting policies

Organization and business activity

      Cytel Corporation was incorporated in Delaware on July 10, 1987. On July 1, 1999, Cytel merged with its majority-owned subsidiary, Epimmune Inc., and changed its name from Cytel Corporation to Epimmune Inc. The Company is focused on the development of therapeutic and prophylactic vaccines for the treatment and prevention of infectious diseases and cancer. Unless otherwise indicated, all references to “Cytel” are to predecessor Cytel Corporation; all references to “Epimmune” are to Epimmune Inc., a majority-owned subsidiary of Cytel until July 1, 1999. All references to the “Company” are to the combined entity of Cytel and Epimmune.

Principles of consolidation

      On July 1, 1999, the Company completed a series of transactions (the “Exchange Transactions”) in which it: (i) transferred all of the outstanding shares of Epimmune’s Series B-1 Preferred Stock then held by Cytel to G.D. Searle & Co. (“Searle”) in exchange for all of the outstanding shares of Cytel’s Series B Preferred Stock, (ii) issued 859,666 shares of Cytel’s Series S Preferred Stock and 549,622 shares of Cytel’s Series S-1 Preferred Stock to Searle in exchange for all outstanding shares of Epimmune’s Series B Preferred Stock and Series B-1 Preferred Stock and (iii) issued a total of 1,027,782 shares of Cytel’s Common Stock to the holders of Common Stock of Epimmune in exchange for all outstanding shares of Epimmune’s Common Stock. The acquisition of the minority interest in Epimmune, through the exchange transaction, was accounted for as a purchase. The Company recorded the acquisition of the minority interest at the fair market value of the preferred and common stock issued, and determined that the excess of the purchase price over the identifiable net assets of $3.2 million was in-process technology based on a discounted cash flow analysis of that technology. The analysis, with a discount rate of 50%, was based on estimated research and development costs for nine years and product revenues beginning in year six, after the assumed completion of clinical trials and product approval by the FDA. The analysis also considered milestone payments based on scientific accomplishments and new collaborative revenues based on projected future collaboration agreements. The value of the technology was charged to acquired in-process technology because technological feasibility had not been achieved nor had alternative future uses for the technology been identified. Following the Exchange Transactions, Cytel merged with Epimmune and changed its name to Epimmune Inc. As of December 31, 2001, Pharmacia, the parent of Searle owned 2.6% of the Company’s outstanding common stock and all of the Company’s outstanding preferred stock.

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

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of significant accounting policies (continued)

Short-term investments

      The Company has classified its investments as available-for-sale and accordingly carries them at fair value. Unrealized holding gains or losses on these securities are included in comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are also included in interest income. The cost of securities sold is based on the specific-identification method.

Concentration of credit risk

      The Company invests its excess cash in United States government securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Management attempts to schedule the maturities of the Company’s investments to coincide with the Company’s expected cash requirements.

Property and equipment

      Property and equipment is stated at cost and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the assets or the lease term.

Patent costs

      Patent costs are amortized on a straight-line basis over ten years. The patent costs are shown net of accumulated amortization of $870,000 and $577,000 at December 31, 2001 and 2000, respectively.

Deferred rent

      Rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense incurred in excess of rent paid is reflected as deferred rent until April 2004.

Accounting for stock-based compensation

      The Company has elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

      In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB 25 (“FIN 44” or the “Interpretation”). The Interpretation, which has been adopted prospectively as of July 1, 2000, requires that stock options that have been modified to reduce the exercise price be accounted for under

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of significant accounting policies (continued)

the provisions of variable accounting. Management believes the Company’s accounting for its stock options is in compliance with the guidelines provided in FIN 44, and therefore, the adoption of FIN 44 did not affect the Company’s results of operations for the years ended December 31, 2001 and 2000.

License revenues and expenses

      The Company recognizes revenues pursuant to Staff Accounting Bulletin No. 101, “Revenue Recognition.” Collaboration revenues are earned and recognized as research costs are incurred in accordance with the provisions of each agreement. Fees paid to initiate research projects are deferred and recognized over the project period. Milestone payments are recognized as revenue upon the completion of the milestone when the milestone event was substantive, its achievability was not reasonably assured at inception and the Company’s performance obligations after milestone achievement will continue to be funded at a comparable level before the milestone achievement. The Company defers revenue recognition until performance obligations have been completed and collectibility is reasonably assured.

      Research and development costs are expensed as incurred. Expenses under research grants and contracts, which are included in research and development, were approximately $4.3 million, $4.5 million and $4.9 million for 2001, 2000 and 1999, respectively.

Research grants and contract revenue

      Research grants and contract revenue represent research and development revenues primarily from the National Institutes of Health and our collaboration with Genencor. Revenues from grants are recognized on a percentage-of-completion basis as related costs are incurred.

Net loss per share

      Basic and diluted net loss per common share are presented in conformity with SFAS No. 128, Earnings per Share. In accordance with SFAS No. 128, basic and diluted loss per share has been computed using the weighted average number of shares outstanding during the period, less shares subject to repurchase.

      The following table presents the calculation of net loss per share:

	Years Ended December 31,

	2001	2000	1999

Net loss applicable to common stockholders	$(2,644,000)	$(4,737,000)	$(8,265,000)

Weighted average shares used in computing net loss per share, basic and diluted	8,533,968	6,971,186	5,257,635

Net loss per common share, basic and diluted	$(0.31)	$(0.68)	$(1.57)

      The Company has excluded all preferred stock, outstanding stock options and warrants, and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share, prior to the application of the treasury stock method for options and warrants, was 3,560,789, 876,157, and 791,310 for the years ended December 31, 2001, 2000, and 1999, respectively.

Comprehensive income

      As of January 1, 1998, the Company adopted SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes new rules for the reporting and display of comprehensive income (loss) and its

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of significant accounting policies (continued)

components; the Company has disclosed its comprehensive income (loss) in the statement of stockholders’ equity.

Reclassifications

      Certain prior year amounts have been reclassified to conform with the current year presentation.

Effect of new accounting standards

      The Financial Accounting Standards Board (“FASB”) has issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement will require the recognition of all derivatives on the consolidated balance sheet at fair value. The FASB subsequently delayed implementation of the standard for the financial years beginning after June 15, 2000. The Company adopted the new Statement effective January 1, 2001. The impact on the consolidated financial statements was not material.

      The FASB has issued SFAS No. 141, Business Combinations, which requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. The impact on the consolidated financial statements was not material.

      The FASB has issued SFAS No. 142, Goodwill and Other Intangible Assets, which establishes a new basis for accounting for intangible assets deemed to have indefinite lives. Such assets are no longer amortized but are reviewed annually for impairment, or more frequently, if indicators of impairment arise. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. This Statement is required to be adopted by companies for fiscal years beginning after December 15, 2001. The Company intends to adopt the new Statement effective January 1, 2002. The impact on the consolidated financial statements is not expected to be material.

      The FASB has issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes, with exceptions, SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 retains the basic indicators of impairment recognition and undiscounted cash-flow measurement model of SFAS No. 121; however, it removes goodwill from the scope of the analysis, as the accounting for goodwill is now subject to the provisions of SFAS Nos. 141 and 142. SFAS No. 144 also provides additional guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale. This Statement is required to be adopted by companies for fiscal years beginning after December 15, 2001. The Company intends to adopt the new Statement effective January 1, 2002. The impact on the consolidated financial statements is not expected to be material.

Fourth quarter adjustment

      During the fourth quarter of 2001, the Company recorded a charge of $492,000 to Research and Development to write off certain patent costs previously capitalized. The write-off was comprised of certain patent costs for which the Company had abandoned the underlying patent due to its evolving business focus as well as certain costs no longer specifically attributable to identifiable patents.

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Discontinuance of Cytel operations and sale of certain related assets

Discontinuance of Cytel operations

      On March 29, 1999, Cytel announced the results from Phase II/ III clinical trials of its lead therapeutic compound, Cylexin, showing no benefit over placebo. Accordingly, Cytel terminated its therapeutic anti-inflammatory business and recorded a charge of $3.4 million as of December 31, 1998, representing the book value of its cell adhesion patent portfolio. This charge was recorded in accordance with SFAS 121 after Cytel determined that its intangible assets were permanently impaired.

      Based on the determination to terminate Cytel’s businesses and focus future operations on Epimmune, Cytel recorded a restructuring charge of $3.7 million in the first quarter 1999. This restructuring charge was reduced to $2.7 million in the fourth quarter 1999, primarily due to early terminations and subsequent subleasing of facility leases and auction proceeds received for sale of assets. During 2000, the Company made payments totaling $242,000 related to final shut-down costs for Cytel and made a further $100,000 reduction in accrued restructuring due to a favorable IRS ruling relating to potential tax liability regarding Cytel’s employee stock purchase plan.

Sale of the Glytec carbohydrate synthesis and manufacturing business

      On February 28, 1999, Cytel licensed its proprietary carbohydrate synthesis and manufacturing intellectual property assets to Baxter Healthcare Corporation’s Nextran unit (“Nextran”) for exclusive use in xenotransplantation. Cytel received total consideration of $4.0 million, of which $3.2 million was cash and $0.8 million was assignment of certain liabilities to Nextran. Additionally, Nextran assumed the facility lease and certain personnel and fixed assets related to this manufacturing operation. On March 26, 1999, Cytel sold the remainder of its Glytec carbohydrate synthesis and manufacturing intellectual property assets to Neose Technologies, Inc. (“Neose”). Neose paid Cytel $3.5 million cash and paid an additional $1.5 million into escrow, the release of which was conditioned on the Company’s satisfaction of certain matters relating to the patents and licenses acquired by Neose. As a result of the transactions with Nextran and Neose, the Company recorded a gain on sale and disposal of assets of approximately $3.2 million in 1999.

      During 2000, the Company was paid $1.1 million in satisfaction of certain matters under the escrow agreement with Neose, which has been recorded in other income.

3.     Short-term investments

      The following tables summarize available-for-sale securities:

	Available-for-Sale Securities

		Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2001
Corporate Obligations	$10,975,000	$23,000	$—	$10,998,000

	$10,975,000	$23,000	$—	$10,998,000

	Available-for-Sale Securities

		Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2000
Corporate Obligations	$5,408,000	$4,000	$—	$5,412,000

	$5,408,000	$4,000	$—	$5,412,000

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Short-term investments (continued)

      The amortized cost and estimated fair value of debt securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	December 31, 2001

		Estimated
	Cost	Fair Value

Due in one year or less	$10,552,000	$10,573,000
Due after one to four years	423,000	425,000

	$10,975,000	$10,998,000

      The gross realized gains and losses on sales of available-for-sale securities, which are included in investment income, are as follows:

	Year Ended December 31,

	2001	2000	1999

Gross gains	$2,000	$4,000	$5,000
Gross losses	—	—	(2,000)

Total net realized gains	$2,000	$4,000	$3,000

4.     Balance sheet information

      Prepaids and other current assets consist of the following:

	December 31,

	2001	2000

Investment income and grant revenue receivable	$401,000	$323,000
Contract revenue receivable	189,000	125,000
Prepaid expenses	117,000	59,000

	$707,000	$507,000

      Property and equipment consist of the following:

	December 31,

	2001	2000

Furniture and equipment	$1,392,000	$1,178,000
Leasehold improvements	309,000	219,000

	1,701,000	1,397,000
Less accumulated depreciation and amortization	(717,000)	(431,000)

	$984,000	$966,000

      Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $286,000, $207,000 and $224,000, respectively.

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Balance sheet information (continued)

      Accounts payable and accrued liabilities consist of the following:

	December 31,

	2001	2000

Trade accounts payable	$1,341,000	$935,000
Directors deferred compensation	132,000	60,000
Miscellaneous accrued liabilities	2,000	9,000

	$1,475,000	$1,004,000

5.     Additional statement of operations information

      As a result of the events described in Note 1, the Company is presenting additional information related to the operations of Cytel and Epimmune. As of July 1, 1999, Cytel and Epimmune merged.

Consolidated Statement of Operations

Year Ended December 31, 1999

	Cytel		Consolidating
	Corporation	Epimmune Inc.	Entries	Total

Revenues:
Research and development	$500,000	$2,000,000	$—	$2,500,000
Research grants and other income	25,000	1,643,000	—	1,668,000

Total revenues	525,000	3,643,000	—	4,168,000
Costs and expenses:
Research and development	3,042,000	5,674,000	—	8,716,000
General and administrative	870,000	1,638,000	—	2,508,000
Restructuring costs	2,707,000	—	—	2,707,000
Write-off of in-process technology	—	3,154,000	—	3,154,000

Total costs and expenses	6,619,000	10,466,000	—	17,085,000

Loss from operations	(6,094,000)	(6,823,000)	—	(12,917,000)
Minority interest in net loss of consolidated subsidiary	—	—	523,000	523,000
Interest income (expense)	(44,000)	411,000	—	367,000
Other income (expense), net	550,000	(6,000)	—	544,000
Gain (loss) on sales and disposal of assets	3,296,000	(78,000)	—	3,218,000

Net loss	$(2,292,000)	$(6,496,000)	$523,000	$(8,265,000)

6.     Stockholders’ equity

     Preferred stock

      As of December 31, 2001, the Company had 10,000,000 preferred shares authorized and 859,666 shares of Series S Preferred and 549,622 shares of Series S-1 Preferred issued and outstanding. The Series S and Series S-1 Preferred is convertible into common stock at the option of the holder or will automatically convert upon the closing of a financing in which the Company receives gross proceeds of at least $15,000,000. The

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Stockholders’ equity (continued)

number of common shares into which such Series S and Series S-1 Preferred will convert is determined by dividing the original issue price by the then conversion price. The conversion price of the Series S Preferred is adjusted for any sales of securities below the then conversion price while the Series S-1 Preferred conversion price is fixed. As of December 31, 2001, the Series S Preferred conversion price was $5.7611 and the Series S-1 Preferred conversion price was $7.0958. As of December 31, 2001, the Series S Preferred would convert into 1,058,826 shares of common stock and the Series S-1 Preferred would convert into 549,622 shares of common stock. The Company cannot pay dividends on any common stock if any of the Series S or Series S-1 Preferred stock is outstanding unless such dividend is also paid on the Preferred stock on an as-converted basis. The Series S and Series S-1 Preferred shares have a liquidation preference over the common stock of the Company which was equal to $10,000,000 at December 31, 2001.

Stock issuances

      During 2001, the Company sold and issued the following securities which were not registered under the Securities Act of 1933, as amended, or the Securities Act:

      In July 2001, pursuant to the terms of a securities purchase agreement, and in connection with a license and collaboration agreement, the Company issued 1,154,797 shares of common stock to Genencor International, Inc. for net proceeds of $4.6 million. Genencor also has the right to acquire up to 500,000 additional shares of common stock in connection with the agreement. The purchase right is exercisable the date of the filing of an Investigational New Drug Application covering a collaboration product between the Company and Genencor and expires 30 days following such filing. The purchase right has an exercise price equal to the lesser of the closing price on the NASDAQ one day before the exercise date or $6.05. No value has been recorded in connection with the purchase right as of December 31, 2001.

      In December 2001, pursuant to the terms of a share purchase agreement, the Company issued 2,000,000 shares of common stock to a group of accredited investors at a purchase price of $2.50 per share. The Company received net proceeds of $4.9 million.

Stock warrants

      In June 1999, September 1999 and May 2000, the Company issued warrants to purchase 235,200, 5,804 and 4,960 shares, respectively, of Common Stock with an exercise price of $1.875 to former officers of Cytel. The warrants were issued in connection with severance agreements and were recorded at their fair value on the date of grant. The expense associated with the issuance of the warrants was included as part of the restructuring charge. The warrants issued in June and September 1999 will expire June 2003, and the warrants issued in May 2000 will expire May 2004.

Employee stock purchase plan

      In October 1991, Cytel adopted an Employee Stock Purchase Plan (the “ESPP”) whereby employees, at their option, could purchase shares of Cytel common stock through payroll deductions at the lower of 85% of the fair market value on the plan offering date or 85% of the fair market value of the common stock at the purchase date. The ESPP was terminated in July 1999. As of the termination date of the ESPP, 85,558 shares of common stock had been issued under the Stock Plan.

      In March 2001, the Company reserved 300,000 shares of common stock upon the adoption of the Employee Stock Purchase Plan (the “Purchase Plan”) whereby employees, at their option, could purchase annually up to 5,000 shares of Epimmune common stock through payroll deductions at the lower of 85% of the fair market value on the plan offering date or 85% of the fair market value of the common stock at the

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Stockholders’ equity (continued)

purchase date. As of December 31, 2001, 28,604 shares of common stock had been issued under the Purchase Plan.

Directors’ deferred compensation plan

      Under the Directors’ Deferred Compensation Plan, participating directors may elect on an annual basis, to defer all of their cash compensation, for service on the Company’s board, in a deferred compensation account pursuant to which the deferred fees are credited in the form of share units having a value equal to shares of the Company’s common stock (“Share Units”), based on the market price of the stock at the time the deferred fees are earned. The Company will continue to credit Share Units to the participants’ deferred compensation accounts on a quarterly basis. When a participant ceases serving as a director, the participant shall be entitled to receive the value of his or her account either in a single lump-sum payment or in equal annual installments, as determined by the Company in its sole discretion. No participant entitled to receive a payment of benefits shall receive payment in the form of the Company’s common stock.

     Stock plans

1989 Stock Plan

      In November 1989, Cytel adopted a Stock Plan (the “Plan”), under which options may be granted to employees, directors, consultants or advisors of Cytel. The Plan provided for the grant of both incentive stock options and nonstatutory stock options. The exercise price of an incentive stock option is not less than the fair market value of the common stock on the date of grant. The exercise price of nonstatutory options is not less than 85% of the fair market value of the common stock on the date of grant. No options granted under the Plan have a term in excess of ten years from the date of grant. Shares and options issued under the Plan vest over varying periods of one to six years. Effective June 9, 2000 with the approval of the Company’s 2000 Plan, the Plan was discontinued resulting in cancellation of remaining available shares, and any shares granted under the Plan that in the future are cancelled or expire will not be available for re-grant. As of December 31, 2001, options to purchase 513,938 shares of common stock were outstanding under the 1989 Plan.

1997 Stock Plan

      In December 1997, Epimmune adopted a Stock Plan (“Epimmune Stock Plan”), under which options were granted to employees, directors, and consultants of Epimmune Inc. The Epimmune Stock Plan provided for the grant of both incentive stock options and nonstatutory stock options. The exercise price of an incentive stock option was not less than the fair market value of the common stock on the date of grant. The exercise price of nonstatutory options was not less than 85% of the fair market value of the common stock on the date of grant. No options granted under the Epimmune Stock Plan have a term in excess of ten years from the date of grant. Options issued under the Epimmune Stock Plan vest over varying periods of one to four years. Effective with the Exchange Transaction, the Company assumed 423,283 options granted under the Epimmune Stock Plan. Options that terminate will not be available for future grant. As of December 31, 2001, options to purchase 214,252 shares of common stock were outstanding under the Epimmune Stock Plan.

2000 Stock Plan

      In June 2000, the Company adopted a Stock Plan (“2000 Stock Plan”), and reserved 700,000 shares for issuance under the plan. Options under the plan may be granted to employees, directors, consultants or advisors of Epimmune. The 2000 Stock Plan provides for the grant of both incentive stock options and nonstatutory stock options. The exercise price of an incentive stock option is not less than the fair market value of the common stock on the date of the grant. The exercise price of nonstatutory options is also not less than

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Stockholders’ equity (continued)

the fair market value of the common stock on the date of grant. No options granted under the 2000 Stock Plan have a term in excess of ten years from the date of grant. Options issued under the 2000 Stock Plan may vest over varying periods of up to four years. On December 4, 2001 the Board of Directors of Epimmune approved increasing the number of shares reserved for issuance under the 2000 Stock Plan by 500,000 shares. As of December 31, 2001, options to purchase 811,424 shares of common stock were outstanding and 388,576 shares were available for future grant under the 2000 Stock Plan.

Stock option repricing

      In June 1998, the stockholders approved an Option Exchange Program for certain options under the Plan. These options vest over a six-year period in accordance with a schedule developed by management, in conjunction with the State of Wisconsin Investment Board, a major stockholder of the Company. On the date of approval, all current employees were eligible to participate; however, options granted to outside directors and consultants to the Company were excluded from the exchange. There were 546,962 options eligible for participation, of which 303,145 options were repriced. The effective exchange price was $10.7188. Eligible employees who elected to participate forfeited a total of 42,879 shares. These shares were permanently canceled and not returned to the Plan for future grant. The Option Exchange Program imposes restrictive vesting provisions. If the holder exercises vested options before the sixth year, then the remaining unvested options do not vest until the end of the sixth year, at which time all remaining shares will be fully vested.

      The following table summarizes stock option activity under all stock option plans for the three years ended December 31, 2001:

		Weighted
	Shares	Average Price

Balance at December 31, 1998	558,258	$13.88
Granted	453,754	3.38
Assumed from Epimmune	423,283	0.27
Exercised	(25,023)	0.40
Cancelled	(355,910)	12.36

Balance at December 31, 1999	1,054,362	4.76
Granted	120,500	6.24
Exercised	(98,398)	0.31
Cancelled	(61,432)	9.23

Balance at December 31, 2000	1,015,032	5.10
Granted	786,000	2.65
Exercised	(27,753)	0.40
Cancelled	(233,665)	4.21

Balance at December 31, 2001	1,539,614	$4.07

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Stockholders’ equity (continued)

      As of December 31, 2001, 388,576 shares are available for future issuance under the 2000 Stock Plan. The following is a summary of the options outstanding under all of the Company’s stock option plans as of December 31, 2001:

		Weighted			Weighted Average
		Average	Weighted		Exercise Price
	Options	Remaining Life	Average	Options	of Options
Range of Exercise Prices	Outstanding	in Years	Exercise Price	Exercisable	Exercisable

$0.16 - $2.50	300,776	5.96	$0.96	215,418	$0.35
$2.56 - $2.85	639,424	9.25	2.63	136,064	2.60
$3.05 - $6.00	420,584	8.20	3.94	188,386	3.94
$10.50 - $42.88	178,830	3.01	14.70	169,294	14.82

Total	1,539,614			709,162

Weighted averages		7.60	$4.07		$5.19

      Adjusted pro forma information regarding net income or loss is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair-value method of that Statement. The fair value for these options was estimated at the date of grant using the “Black-Scholes” method for option pricing with the following weighted average assumptions for 2001, 2000, and 1999: risk-free interest rates of 6%; dividend yield of 0; and a weighted average expected life for all options of six years. The volatility factor assumptions of the expected market price of the Company’s common stock were 139%, 142%, and 135% for 2001, 2000, and 1999, respectively.

      For purposes of adjusted pro forma disclosures, the estimated fair value of the option is amortized to expense over the option’s vesting period. The effects of applying SFAS 123 for pro forma information is not likely to be representative of the effects on pro forma income/(loss) in future years. The Company’s adjusted pro forma information is as follows:

	2001	2000	1999

Pro forma net loss	$(3,391,000)	$(5,227,000)	$(11,225,000)
Pro forma net loss per share	$(0.40)	$(0.75)	$(2.13)

      The weighted average fair value of options granted during 2001, 2000 and 1999 was $2.47, $5.86 and $3.02, respectively.

      In March 1993, the Company adopted a Stockholder Rights Plan. The Plan provides for the distribution of a preferred stock purchase right (“Rights”) as a dividend for each share of the Company’s common stock held as of the record date at the close of business on April 8, 1993. Under certain conditions involving an acquisition by any person or group of 15% or more of the common stock, the Rights permit the holders (other than the 15% holder) to purchase one one-hundredth of a share of Series A Preferred Stock at a price of $80 per one one-hundredth of a preferred share per Right. Each one one-hundredth of a share of preferred stock has rights, privileges and preferences which make its value approximately equal to the value of a common share. In addition, in the event of certain business combinations, the Rights permit the purchase of the common stock of an acquirer at a 50% discount. Under certain conditions, the Rights may be redeemed by the Board of Directors at a price of $.01 per Right. The Rights have no voting privileges and are attached to and automatically trade with the Company’s common stock. The Rights will expire on March 19, 2003.

      On January 16, 2001, the Company entered into an employment agreement with Dr. Emile Loria for the position of President and Chief Executive Officer. Dr. Loria was elected to the Company’s Board of Directors.

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Stockholders’ equity (continued)

      Also on January 16, 2001, the Company entered into a Restricted Stock Purchase agreement with Dr. Loria for the purchase of 1,056,301 common shares at $2.50 per share. The shares vest daily over a four-year period and unvested shares are subject to a repurchase option in favor of the Company. As of December 31, 2001, 803,251 shares were subject to the repurchase option. A promissory note with an interest rate of 5.61% was issued for the purchase price of the shares, which note is secured by the shares issued to Dr. Loria. Principal and interest under the promissory note will be due and payable four years from the date of the note.

      The Company is recording monthly compensation expense related to the shares sold to Dr. Loria based on the provisions of EITF 95-16, “Accounting for Stock Compensation Arrangements with Employer Loan features under APB 25.” For the year ended December 31, 2001, the Company recorded $127,000 of compensation expense and as of December 31, 2001, had $402,000 of deferred compensation expense related to unvested shares on its balance sheet. The Company will continue to record compensation expense based on the difference between the exercise price and current fair market value of the vested shares until the note is paid off.

      The Company is also recording compensation expense related to the below market interest rate the promissory note bears. For the year ended December 31, 2001, the Company recorded $95,000 of compensation expense related to the note and as of December 31, 2001, had $302,000 of accrued, deferred compensation expense which it will recognize monthly until the note matures in January 2005.

7.     Equipment loans and notes payable

      In August 1998, Epimmune entered into a $1,150,000 loan and security agreement, as amended for capital equipment purchases and certain tenant improvements. These funds were used primarily for enhancement and upgrades of our scientific information management systems databases. Total advances under the credit line totaled $366,000 and $750,000 at December 31, 2000 and 1999, respectively. The capital equipment financed secures all borrowings. The terms of the credit line contain a financial covenant requiring the Company to maintain minimum liquidity equal to nine months cash burn, which the Company was in compliance with at December 31, 2001.

      Equipment loans and notes payable consist of the following:

	December 31,

	2001	2000

Equipment loan payable in monthly installments of principal and interest of $23,600, at 9.25% interest, due August 2002	$183,000	$436,000
Equipment loan payable in monthly installments of principal and interest of $14,600, at 9.44% interest, due March 2003	206,000	366,000

	$389,000	$802,000

      Future annual principal payments on equipment loans and notes payable are as follows at December 31, 2001:

2002	$346,000
2003	43,000

$389,000

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Commitments

      The Company leases its office and research facility under an operating lease that expires in March 2009. Under this operating lease, the Company pays taxes, insurance and maintenance expenses related to the premises. Epimmune’s facility lease requires a letter of credit of $472,000 to secure the performance of the Company’s lease obligation and is reflected as restricted cash.

      Rent expense for the years ended December 31, 2001, 2000 and 1999 was $582,000, $582,000 and $1.7 million, respectively.

      Future minimum lease payments under operating leases at December 31, 2001 are as follows:

Operating
Leases
Year

2002	$551,000
2003	568,000
2004	585,000
2005	602,000
2006	620,000
Thereafter	1,462,000

Total minimum lease payments	$4,388,000

9.     Revenues under collaborative research and development agreements

G.D. Searle & Co.

      In September 1997, Searle purchased 317,460 shares of Cytel common stock for $5.0 million. Cytel transferred $6.5 million in cash and $1.5 million in other assets to capitalize Epimmune.

      In February 1998, Epimmune entered into a collaborative research and development agreement with Searle to develop immune-stimulating products for the treatment of cancer. Under the terms of the agreement, Epimmune has granted Searle exclusive worldwide rights to its epitope and PADRE technologies in the cancer field, excluding rights previously granted to Takara Shuzo Co., Ltd. Biomedical Group (Takara) for the ex vivo treatment of cancer in Japan. As part of the February 1998 agreement, Searle purchased 1,032,149 shares of Epimmune’s Series B convertible preferred stock for $6.1 million and 659,898 shares of Cytel’s Series B convertible preferred stock for $3.9 million. Cytel simultaneously purchased 659,898 shares of Epimmune’s Series B-1 convertible preferred stock for $3.9 million.

      In July 1999, as a result of the Exchange Transaction, the Company transferred all of the outstanding shares of Epimmune’s Series B-1 Preferred Stock then held by Cytel to Searle in exchange for all of the outstanding shares of Cytel’s Series B Preferred Stock, and issued 859,666 shares of Cytel’s Series S Preferred Stock and 549,622 shares of Cytel’s Series S-1 Preferred Stock to Searle in exchange for all outstanding shares of Epimmune’s Series B Preferred Stock and Series B-1 Preferred Stock.

      In August 1999, the Company received a $2.0 million milestone payment as a result of Searle’s acceptance of a lead product candidate for breast, lung and colon cancers.

      In November 2000, the Company was notified by Pharmacia, that following the merger between Pharmacia and Monsanto, the parent of Searle, they would not continue funding their cancer vaccine program.

      The Company has now implemented an orderly conclusion to the collaboration and transfer of applicable materials and documentation from Pharmacia and is now internally proceeding with the cancer program. As of

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Revenues under collaborative research and development agreements (continued)

December 31, 2001, Pharmacia owned 2.6% of the outstanding common stock of the Company and all of the preferred stock.

Takara Shuzo Co., Ltd

      Under two agreements with Takara, which were assigned to Epimmune in October 1997, Epimmune’s technology is being applied to fungal disease targets and ex vivo cellular therapy for the treatment of cancer. Under the anti-fungal collaboration initiated in June 1994, Takara obtained rights to any anti-fungal products resulting from the collaboration for commercialization in Japan. Epimmune has the right to develop products in North America, and the companies share rights in the rest of the world. Research in the anti-fungal field, using Epimmune technology is now being conducted independently by Takara in Japan. Under the ex vivo cellular therapy collaboration initiated in October 1994, Takara obtained rights to Epimmune’s technology relevant to the development of ex vivo cellular therapies for the treatment of cancer in Japan. Takara will make payments upon achievement of certain clinical milestones and pay royalties to Epimmune on sales from products resulting from the collaboration under both agreements, if any products are developed and commercialized.

Elan Corporation, plc

      In July 1998, Cytel entered into an exclusive sublicense and option agreement with Elan International Services Ltd. (Elan), a subsidiary of Elan Corporation, plc., granting Elan rights to patents involving use of antibodies that bind VLA-4 integrin for the treatment of inflammatory conditions. In connection with this agreement, which included the grant of an exclusive sublicense, Elan made a $4.0 million equity investment in Cytel, based on the fair value of the stock, of which $2.6 million was allocated to the purchase price of 285,714 shares of the Company’s common stock and $1.4 million was allocated to the rights granted under the exclusive sublicense and option agreement. In addition, Elan has an option to enter into a nonexclusive sublicense for patent rights to other VLA-4 blocking compounds.

      In June 1999, Cytel entered a further agreement eliminating milestone obligations under the July 1998 agreement. Under the terms of the agreement, Cytel received $0.5 million, which was recorded as other income.

      In April 2001, the Company entered into a license and option agreement with Elan which gives Elan an exclusive license to use and evaluate the Company’s PADRE technology in animal studies and Phase I clinical trials for prevention and treatment of neurodegenerative conditions including Alzheimer’s Disease. Elan also has the right to negotiate an exclusive license for continued development and commercialization of products using the technology in that field. In connection with the agreement, the Company received an upfront license fee.

Nexell Therapeutics Inc.

      In March 2001, the Company entered into a license agreement with Nexell Therapeutics Inc. granting Nexell a non-exclusive license to certain cancer antigens and associated technology for use in ex vivo cell therapy. In connection with the agreement, the Company received an upfront license fee, half of which was paid on signing and half of which was paid four months after signing. The Company is entitled to receive milestones and royalties on product sales, if any products are ever developed.

Pharmexa A/S

      In June 2001, the Company entered into a license agreement with Pharmexa A/ S granting Pharmexa a non-exclusive license to the Company’s PADRE technology for use in connection with Pharmexa’s

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Revenues under collaborative research and development agreements (continued)

AutoVacTM technology for controlling autoimmune diseases. In connection with the agreement, the Company received an upfront license fee and is also entitled to receive milestones and royalties on product sales, if any products are ever developed.

Genencor International, Inc.

      In July 2001, the Company entered into license, development and securities purchase agreements with Genencor International, Inc. Pursuant to those agreements, the Company exclusively licensed to Genencor its PADRE and epitope technologies for vaccines to treat or prevent hepatitis B, hepatitis C and human papilloma virus. Genencor will also fund research and development activities on those programs at Epimmune for 30 months, made an initial ten percent equity investment in Epimmune and, if certain conditions are met, has the right to acquire up to 500,000 additional shares of Epimmune common stock. In connection with the license agreement, Genencor paid the Company an upfront license fee and will also pay the Company pre-commercialization milestones and royalties on product sales, if any products are ever developed. The license fee is being amortized into revenue over the life of the agreement.

Biosite Incorporated

      In August 2001, the Company entered into a license agreement with Biosite Incorporated granting Biosite a non-exclusive license to the Company’s PADRE technology for use in connection with Biosite’s antibody technology which can be used to determine a new molecule’s function and its utility as a target for diagnostic or therapeutic products. In connection with the agreement, the Company received an upfront license fee.

Anosys Inc.

      In August 2001, the Company entered into a license agreement with Anosys Inc., formerly AP Cells, granting Anosys a non-exclusive license to certain cancer antigens and associated technology for use in ex vivo cell therapy. In connection with the agreement, the Company received an upfront license fee and is also entitled to receive milestones and royalties on product sales, if any products are ever developed.

Bavarian Nordic A/ S

      In November 2001, the Company entered into a collaboration agreement with Bavarian Nordic A/ S to combine its technology and expertise in the fields of T cell epitope identification and vaccine design with Bavarian Nordic’s vaccine delivery technology and manufacturing expertise to develop vaccines for the treatment or prevention of HIV infection.

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Income taxes

      Significant components of the Company’s deferred tax assets as of December 31, 2001 and 2000 are shown below. A valuation allowance of $61,037,000 at December 31, 2001 and $59,895,000 at December 31, 2000 has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

	2001	2000

Deferred tax liabilities:
Patents expensed for tax	$(834,000)	$(832,000)

Total deferred tax liabilities	(834,000)	(832,000)
Deferred tax assets:
Capitalized research expenses	670,000	833,000
Net operating loss carryforwards	51,610,000	50,797,000
Research and development credits	8,497,000	8,949,000
Other, net	1,094,000	148,000

Total deferred tax assets	61,871,000	60,727,000
Valuation allowance for deferred tax assets	(61,037,000)	(59,895,000)

Net deferred tax assets	$—	$—

      At December 31, 2001, the Company has federal and California net operating loss carryforwards of approximately $130,731,000 and $101,815,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and expiration of the California tax loss carryforwards. The federal tax loss carryforwards will begin expiring in 2003, unless previously utilized. The California tax loss carryforwards will continue to expire in 2001. The Company also has federal and California research and development tax credit carryforwards of $6,595,000 and $2,925,000, respectively. The federal research and development tax credit carryforwards will begin expiring in 2003 unless previously utilized.

      Pursuant to Internal Revenue Code Sections 382 and 383, the annual use of the Company’s net operating loss and credit carryforwards will be limited because of greater than 50% cumulative changes in ownership which occurred during 1989 and 1994. However, the Company believes that these limitations will not have a material impact on the financial statements.

11.     401(k) Plan

      The Company has a defined contribution plan, the Epimmune Inc. 401(k) Plan, which covers all full-time employees of the Company. This plan allows each eligible employee to voluntarily make pre-tax deferred salary contributions. The Company may make contributions in amounts as determined by the Board of Directors. The Company did not make any matching contributions for the years ended December 31, 2001, 2000 and 1999.