Form 10-K/A
period 2001-12-31
EPIMMUNE INC
filed 2002-04-05
CIK 822206

This amendment is filed to include a previously omitted page, F-24.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Amendment No. 1 to
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

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of April, 2002.

EPIMMUNE INC.

By	/s/ EMILE LORIA

Emile Loria, M.D.
President, Chief Executive Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EMILE LORIA Emile Loria, M.D.	President (Principal Executive Officer), Chief Executive Officer, and Director	April 4, 2002

/s/ ROBERT J. DE VAERE Robert J. De Vaere	Vice President, Finance and Administration, Chief Financial Officer, Assistant Secretary (Principal Financial and Accounting Officer)	April 4, 2002

HOWARD E. GREENE, JR.* Howard E. Greene, Jr.	Chairman of the Board and Director	April 4, 2002

WILLIAM T. COMER* William T. Comer, Ph.D.	Director	April 4, 2002

MICHAEL G. GREY* Michael G. Grey	Director	April 4, 2002

GEORGES HIBON* Georges Hibon	Director	April 4, 2002

JOHN P. MCKEARN* John P. McKearn, Ph.D.	Director	April 4, 2002

MICHAEL ROSS Michael Ross, Ph.D.	Director	April 4, 2002

*By:	/s/ ROBERT J. DE VAERE

Robert J. De Vaere

Attorney-in-Fact

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

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Unaudited quarterly financial information

      The following tables present unaudited quarterly financial information, for the eight quarters ended December 31, 2001. We believe this information reflects all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period (in millions, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Year Ended December 31, 2001
Revenues	$0.8	$1.5	$4.3	$1.6
Income (loss) from operations	(1.5)	(0.9)	1.2	(1.8)
Net income (loss)	(1.4)	(0.8)	1.3	(1.7)
Basic net income (loss) per share	(0.19)	(0.10)	0.15	(0.18)
Diluted net income (loss) per share	(0.19)	(0.10)	0.12	(0.18)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Year Ended December 31, 2000
Revenues	$0.3	$0.4	$0.5	$0.4
Income (loss) from operations	(1.8)	(1.6)	(1.6)	(1.9)
Net income (loss)	(0.7)	(1.5)	(1.5)	(1.0)
Basic net income (loss) per share	(0.11)	(0.21)	(0.21)	(0.14)
Diluted net income (loss) per share	(0.11)	(0.21)	(0.21)	(0.14)

13.     Subsequent events

      In January 2002, the Company entered into a research agreement with Rhein Biotech to combine the Company’s PADRE technology with Rhein Biotech’s vaccine technologies to improve existing vaccines and develop new ones.