Form 10-Q
period 2002-03-31
EPIMMUNE INC
filed 2002-05-10
CIK 822206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002, or

[ ]	Transition Period Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From to .

Commission file number 0-19591

EPIMMUNE INC.

(Exact name of Registrant as specified in its charter)

Delaware	33-0245076
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Common Stock: $.01 par value 12,094,757 shares outstanding as of May 8, 2002.

EPIMMUNE INC.
QUARTERLY REPORT
FORM 10-Q

COVER PAGE		1

TABLE OF CONTENTS		2

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001	3

	Condensed Consolidated Statements of Operations (unaudited) For the Three Months Ended March 31, 2002 and 2001	4

	Condensed Consolidated Statements of Cash Flows (unaudited) For the Three Months Ended March 31, 2002 and 2001	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	13

	Risk Factors	14

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	22

ITEM 2.	Changes in Securities and Use of Proceeds	*

ITEM 3.	Defaults upon Senior Securities	*

ITEM 4.	Submission of Matters to a Vote of Security Holders	*

ITEM 5.	Other Information	*

ITEM 6.	Exhibits and Reports on Form 8-K	22

SIGNATURE		23

*     No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

EPIMMUNE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2002	2001

	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$5,223	$8,038
Short-term investments	11,783	10,998
Prepaids and other current assets	1,132	707

Total current assets	18,138	19,743
Restricted long-term investment	472	472
Property and equipment, net	1,343	984
Patents and other assets	2,772	2,711

TOTAL ASSETS	$22,725	$23,910

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,980	$1,475
Deferred contract revenues	1,962	2,308
Accrued payroll and related expenses	302	222
Current portion of notes payable	282	345

Total current liabilities	4,526	4,350
Deferred rent	177	166
Notes payable, less current portion	—	43
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, 1,409,288 shares issued and outstanding at March 31, 2002 and December 31, 2001. Liquidation preference of $10,000,000 at March 31, 2002 and December 31, 2001.	14	14
Common stock, $.01 par value, 25,000,000 shares authorized, 12,094,757 shares issued and outstanding at March 31, 2002 and December 31, 2001.	121	121
Additional paid-in capital	166,484	166,772
Note receivable held by stockholder	(2,815)	(2,641)
Deferred compensation	(359)	(569)
Accumulated deficit	(145,420)	(144,369)
Unrealized gain (loss) on available-for-sale securities	(3)	23

Total stockholders’ equity	18,022	19,351

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,725	$23,910

See accompanying notes.

EPIMMUNE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended March 31,

	2002	2001

Revenues
License fees and milestones	$—	$300
Research grants and contract revenue	536	418
Related party revenue	1,420	51

Total revenues	1,956	769

Cost and Expenses
Research and development	2,687	1,668
General and administrative	578	650

Total costs and expenses	3,265	2,318

Loss from operations	(1,309)	(1,549)
Interest income, net	259	109
Other income, net	(1)	—

Net loss	$(1,051)	$(1,440)

Net loss per share — basic and diluted	$(0.09)	$(0.19)

Shares used in computing net loss per share — basic and diluted	11,324	7,776

See accompanying notes.

EPIMMUNE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended March 31,

	2002	2001

OPERATING ACTIVITIES
Net loss	$(1,051)	$(1,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest on stockholder note receivable	(174)	—
Depreciation and amortization	172	166
Amortization of deferred compensation	(63)	69
Deferred rent	11	14
Deferred contract revenue	(346)	(51)
Changes in operating assets and liabilities:
Other current assets	(425)	26
Accounts payable and accrued liabilities	505	(214)
Accrued payroll and related expenses	81	(18)

Net cash used in operating activities	(1,290)	(1,448)

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(812)	(506)
Maturities of available-for-sale securities	—	670
Purchase of property and equipment	(438)	(3)
Patents and other assets	(154)	(233)

Net cash used in investing activities	(1,404)	(72)

FINANCING ACTIVITIES
Principal payments under equipment notes payable and note payable to bank	(107)	(109)
Net repurchases of common stock	(14)	(2)

Net cash used in financing activities	(121)	(111)
Decrease in cash and cash equivalents	(2,815)	(1,631)
Cash and cash equivalents at beginning of period	8,038	4,181

Cash and cash equivalents at end of period	$5,223	$2,550

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$9	$18

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized (gain)/loss on available-for-sale securities	$(27)	$11

Issuance of common stock for stockholder note receivable	$—	$2,641

See accompanying notes.

EPIMMUNE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2002

1. Basis of Presentation

The interim unaudited condensed consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In management’s opinion, the unaudited information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2001.

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding 738,181 shares that are owned but unvested as of the date of the calculation. All shares of common stock that may be issued in the future pursuant to options and warrants as well as all shares of preferred stock which may be converted into common stock have been excluded from the diluted net loss per share calculations, as they are antidilutive.

2. New Accounting Standards

The FASB has issued SFAS No. 142, Goodwill and Other Intangible Assets, which establishes a new basis for accounting for intangible assets deemed to have indefinite useful lives. Such assets are no longer amortized but are reviewed annually for impairment, or more frequently, if indicators of impairment arise. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. This Statement is required to be adopted by companies for fiscal years beginning after December 15, 2001. The Company adopted the new Statement effective January 1, 2002. The impact on the consolidated financial statements was not material.

The FASB has issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes, with exceptions, SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 retains the basic indicators of impairment recognition and undiscounted cash-flow measurement model of SFAS No. 121; however, it removes goodwill from the scope of the analysis, as the accounting for goodwill is now subject to the provisions of SFAS Nos. 141 and 142. SFAS No. 144 also provides additional guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale. This Statement is required to be adopted by companies for fiscal years beginning after December 15, 2001. The Company adopted the new Statement effective January 1, 2002. The impact on the consolidated financial statements was not material.

3. Rhein Biotech

In January 2002, the Company entered into a research agreement with Rhein Biotech to combine its PADRE® technology with Rhein Biotech’s vaccine technologies to improve existing vaccines and develop new vaccines.

4. Genencor Program Milestone

In January 2002, the Company announced the achievement of a preclinical milestone in its collaboration with Genencor International, Inc. Epimmune, along with Genencor, identified an EpiGene™ clinical product candidate for the lead program in our collaboration, a therapeutic hepatitis B vaccine. In connection with the achievement of the milestone, the Company received a payment from Genencor.

PART I.	FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those discussed below and in the section entitled “Risk Factors,” as well as those discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Epimmune™, EIS™, EpiGene™ and PADRE® are our trademarks and ImmunoSense and ImmunoStealth are our service marks.

Since our inception in July 1987, we have devoted substantially all of our resources to the discovery and development of potential therapeutic and prophylactic products. To date, we have not received any revenues from the sale of products. We have funded our research and development primarily from equity-derived working capital and through strategic alliances and collaborations with other companies. We have not been profitable since our inception and expect to incur substantial operating losses for the next several years. As of March 31, 2002, our accumulated deficit was approximately $145.4 million.

Results of Operations

Three months ended March 31, 2002, as compared with three months ended March 31, 2001.

In the three months ended March 31, 2002, we had total revenues of $2.0 million, as compared to $0.8 million in revenue in the three months ended March 31, 2001. The increase in the three months ended March 31, 2002 relates primarily to $1.4 million in related party revenue received in the three months ended March 31, 2002 compared to $51,000 of related party revenue received in the three months ended March 31, 2001. Related party revenue includes milestone payments, amortization of license fees and contract revenue, as a result of our collaboration with Genencor. We did not receive any other license fees or milestones in the three months ended March 31, 2002. For the three months ended March 31, 2002, we received $0.5 million in research grants and contract revenue, approximately a 25% increase over the $0.4 million received in the three months ended March 31, 2001. The increase was due to an increase in expenditures and reimbursement for those expenditures under an NIH contract supporting our HIV program preclinical activities.

Research and development expenses increased to $2.7 million in the three months ended March 31, 2002 from $1.7 million in the comparable period of 2001. The increase in the three months ended March 31, 2002 relates primarily to higher labor and related costs including recruiting and relocation as a result of an increase in our personnel responsible for research and development activities, increased outside costs related to preclinical activities such as formulation and toxicology studies for our HIV, and lung and colon cancer programs and increased expenditures on scientific supplies due to increased research and development efforts and our collaboration with Genencor. We expect our research and development expenses to continue to significantly increase in 2002, compared with those of 2001, as we attempt to advance our product candidates in both lung and colon cancer, and HIV to the clinic. We expect to continue to incur costs in 2002 for, among other things, toxicology studies, product formulation, manufacturing of product for use in clinical trials and medical and clinical consultant costs.

General and administrative costs were approximately $0.6 million in the three months ended March 31, 2002 and $0.7 million in the three months ended March 31, 2001. Increases in recruiting, relocation and consulting costs in the three months ended March 31, 2002 were offset by lower legal fees and stock-based compensation than in the three months ended March 31, 2001.

Net interest income was $0.3 million in the three months ended March 31, 2002 and $0.1 million in the three months ended March 31, 2001. Interest income during the three months ended March 31, 2002 includes $0.2 million of interest accrued on the note issued for the purchase of shares by Dr. Loria, our president and chief executive officer, in January 2001. Higher average cash balances in the three months ended March 31, 2002 were offset by lower average returns than in the three months ended March 31, 2001.

We expect to incur significant operating losses over the next several years due to continuing expenses associated with our research and development programs, including preclinical testing and clinical trials. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of revenues received and expenses incurred, and such fluctuations may be substantial.

Liquidity and Capital Resources

We have financed operations since inception primarily through private placements of equity securities, two public common stock offerings, revenues under collaborative research and development agreements, grant revenues, certain asset divestitures and interest income. Through March 2002, we had raised approximately $163.8 million from the sale of equity securities. As of March 31, 2002, we had 13,703,205 shares outstanding on an as-converted to common stock basis, assuming conversion of preferred shares.

As of March 31, 2002, our cash, cash equivalents, restricted cash and short-term investments were $17.5 million compared to $19.5 million at December 31, 2001. The decrease was due to cash used for operations. We expect to continue to use our cash, cash equivalents and short-term investments to fund our ongoing drug research and development programs. We had net working capital of $13.6 million as of March 31, 2002 compared to $15.4 million as of December 31, 2001.

Capital expenditures were $0.4 million in the first quarter of 2002 and were negligible in the first quarter of 2001. The expenditures for the first quarter of 2002 were primarily for laboratory equipment to increase and improve immunological screening throughput and to build out additional laboratory space to accommodate additional employees. In the past, we have financed our laboratory equipment and research and office facilities primarily through operating lease arrangements and a note payable. During both the first quarter of 2002 and 2001 we made payments under the notes payable of $0.1 million. During 2002, we anticipate that payments related to leasehold improvements and capital expenditures will increase significantly over 2001 levels to a range of approximately $0.8 million to $1.0 million. We will also pay approximately $0.6 million in rent on our lease commitments during 2002.

Payments related to capitalized patent expenses were $0.2 million in the first quarter of 2002 and 2001.

We expect to incur substantial additional research and development expenditures in connection with our ongoing drug research and development programs, including costs related to preclinical testing, clinical trials and manufacturing, as well as marketing and distribution expenses. We intend to seek collaborative research and development relationships with suitable corporate partners. We may also license to third parties some of our technology in markets that we are not pursuing ourselves or through our collaborations. Any agreements that may result from these discussions may not successfully reduce our funding requirements or, if entered into, may be terminated. We will require additional equity or debt financing in order to pursue our research and development programs, and we cannot assure you that these funds will be available on favorable terms, if at all. If adequate funds are not available we may be required to delay, scale back or eliminate one or more of our drug discovery or development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products that we would not otherwise relinquish.

We continue to anticipate that revenue for 2002 will be in the range of at least $6.0 million to $6.5 million, which includes anticipated grant and contract revenue and certain license fees. Our estimate assumes that we recognize revenue from milestone or licensing payments under existing agreements with third parties related to the licensing of our technology. We also anticipate that operating expenses will rise from $11.2 million in 2001 to between approximately $15.5 million to $16.8 million, representing a 40% to 50% increase over 2001. The anticipated rise in expenses assumes that we file an IND for our vaccine targeting HIV in the second quarter of 2002 and file an IND for our lung and colon cancer candidate in late 2002 or early 2003. We also anticipate using some of our cash and investments beginning in 2002 to fund our recently announced HIV research collaboration with Bavarian Nordic. We will share equally with Bavarian Nordic in all research related expenses and have included these anticipated expenditures in our operating expense forecast for 2002. We may also become liable in 2002 for payment of license fees of up to $0.5 million, at the option of the licensor. We have not included payment of these potential license fees in our operating expense forecast for 2002 as payment of those expenses is not assured.

We anticipate that our existing cash and investments and interest earned thereon, along with the cash receipts related to our anticipated revenue in 2002, will enable us to maintain our current and planned operations through mid-2003 based on our anticipated expenditures. The estimate for the period for which we anticipate our existing resources to enable us to maintain our current and planned operations, as well as our estimates for 2002 revenues and expenses, are forward-looking statements that involve risks and uncertainties as set forth herein.

Our future capital requirements will depend on many factors, including:

•	the costs associated with filing an IND for our vaccine targeting HIV and an IND for our lung and colon cancer vaccine candidate;

•	the costs associated with our clinical trials for our vaccine targeting HIV which are scheduled to begin in the second quarter of 2002;

•	the costs associated with safety studies and other preclinical activities for our vaccine targeting lung and colon cancer;

•	our ability to establish and maintain collaborative arrangements and license agreements;

•	the actual revenue we receive under our collaborative research and development agreements;

•	the actual costs we incur under our research collaboration with Bavarian Nordic;

•	the actual payment of license fees which may become payable at the option of the licensor;

•	progress with preclinical testing and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing, prosecuting and enforcing patent claims;

•	competing technological and market developments;

•	changes in our existing research relationships;

•	continued scientific progress in our drug discovery programs;

•	the magnitude of our drug discovery programs;

•	the cost of manufacturing scale-up; and

•	effective commercialization activities and arrangements.

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

Significant Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, patent costs and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements (see Note 1 to our financial statements on page F-8 of the Form 10-K/A filed for the year ended December 31, 2001).

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

Patent Costs

We capitalize the costs incurred to file patent applications when we believe there is a high likelihood that the patent will be issued and there will be future economic benefit associated with the patent. These costs are amortized over a ten-year life from the date of patent filing. At March 31, 2002, capitalized patent costs total approximately $2.8 million (net of accumulated amortization). In addition, we expense all costs related to abandoned patent applications. If we elect to abandon any of our currently issued or unissued patents, the related expense could be material to our results of operations for the period of the abandonment.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2002, our investment portfolio included fixed-income securities of $11.8 million. These securities are subject to interest rate risk. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would decrease the fair value of our interest sensitive financial instruments at March 31, 2002 by $0.05 million. Any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

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

We are a research and development focused company. There are many factors outside of our control that may affect the timing of commencement and completion of clinical trials of any of our drug candidates, and we cannot assure you that clinical trials will commence or be completed within any anticipated timeframe. For example, although we originally expected to file an IND for a therapeutic vaccine candidate targeting HIV with the FDA in the first quarter of 2002, due to additional time necessary to complete all of the animal safety studies that were contemplated in our pre-IND discussions with the FDA, we now anticipate filing an IND for this application during the second quarter of 2002. In addition, although we expect to file an IND for a therapeutic vaccine candidate targeting HIV with the FDA in the second quarter of 2002 and to file an IND with the FDA for our therapeutic lung and colon cancer vaccine candidate by late 2002 or early 2003, we may experience additional unexpected delays in our research and development efforts that would require us to delay these filings or commencement of clinical trials of our vaccine candidates. We may not be able to file an IND for our vaccine candidates by the indicated dates, and even if we do, the related clinical trials may not begin one month later, due to review by the FDA. Although we previously indicated that Pharmacia Corporation was expected to initiate Phase I/II human clinical trials of a drug candidate in our cancer program by late 2000 or early 2001, Pharmacia terminated our collaboration in the cancer field in November 2000. As a result, the clinical trials for our cancer program did not begin within the previously indicated timeframe. We have now implemented an orderly conclusion to the collaboration and transfer of applicable materials and documentation to us, and we are internally proceeding with the cancer program.

We cannot guarantee that our research and development programs will be successful or that our products are safe and effective in humans. Even if we do receive positive data during preclinical testing and during Phase I and II clinical trials for our therapeutic vaccine candidate targeting HIV or any other candidates we may develop, this data may not translate to positive Phase III pivotal data and such data prior to Phase III pivotal data cannot be relied upon as evidence that the clinical candidate will be safe and effective in humans.

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

We may never obtain approvals from the FDA or other necessary regulatory approvals to successfully commercialize any of our products under development. This may be because the clinical trials are not successful but it may also be because we either are unclear on the information the FDA will require or because we do not design our clinical trials in such a way to provide the FDA with the information it requires. Further, we may not be able to manufacture any products in commercial quantities in compliance with regulatory requirements at an acceptable cost. Even if we successfully develop and obtain approval for our products, we may fail to achieve the necessary market acceptance of these products. Our failure to address problems and delays relating to research and development, regulatory approval, manufacturing and marketing would harm our business.

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

In light of the termination of our collaboration with Pharmacia, our preclinical or clinical development of drug candidates in our cancer program is delayed. We have not spent any time or money on the development of one or more of those candidates (other than our therapeutic lung and colon cancer vaccine candidate) and we may never develop any of those cancer epitope products, which could harm our business.

If we cannot obtain and maintain collaboration or license agreements on acceptable terms in the future, we may not successfully develop some of our products or realize the expected value of our license agreements.

We rely on collaborative arrangements and expect to continue to rely on collaborative arrangements both for development and commercialization of pharmaceutical products. On July 9, 2001 we entered into a collaboration with Genencor International, Inc. under which we licensed to Genencor our PADRE and epitope technologies for vaccines to treat or prevent hepatitis B, hepatitis C and human papilloma virus. We cannot be certain that we will be able to enter into research and development collaborations or any other collaborations in the future or that any of our collaborations, including our collaboration with Genencor, will remain in place or be successful. We cannot be certain that we will receive royalty revenues, license fees or milestone payments from any of our collaborations or license arrangements because either the milestones may not be achieved, a product may not be developed or the agreement may be terminated. For example, our cancer vaccine collaboration with Pharmacia was terminated. We have licensed to third parties some of our technology in markets that we are not pursuing ourselves or through our collaborations. As a result, we depend on these licensees to develop and commercialize products under the license agreements. Our collaborative partners or licensees may pursue alternative technologies or develop alternative compounds either on their own or in collaboration with others in competition with compounds developed under licenses or collaborations with us.

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

In addition, due to financial constraints, we may be required to enter into licenses or other collaborations with third parties in order to access technologies that are necessary to successfully develop certain of our products. We may not successfully negotiate acceptable licenses or other collaborative arrangements that will allow us to access such technologies. In addition, any technologies accessed through such licenses or other collaborations may not help us achieve our goals.

Our additional financing requirements and limited access to financing may adversely affect our ability to develop products.

As of March 31, 2002, we had $17.5 million in cash, cash equivalents, restricted cash and short-term investments. Our future capital requirements will depend on many factors, including: continued scientific progress in our drug discovery programs; the magnitude of our drug discovery programs; our ability to establish and maintain collaborative arrangements and license agreements; progress with preclinical testing and clinical trials and the cost of such trials; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; the cost of manufacturing scale-up; and effective commercialization activities and arrangements.

We intend to seek additional funding through collaborative arrangements and license agreements, research grants or equity or debt financings, such as the private financing that we completed in December 2001. However, we may not be able to obtain any additional funding. We may not be able to obtain financing on favorable terms, if at all, or enter into additional collaborations to reduce our funding requirements. If we acquire funds by issuing securities, further dilution to existing stockholders may result, as was the case when we issued an additional 2,000,000 shares of common stock in December 2001. If we acquire funds through additional collaborations and license agreements, we will likely have to relinquish some or all of the rights to products or technologies that we may have otherwise developed ourselves. If we are unable to obtain funding, we may be required to sell the Company or certain of its assets or technologies or to cease operations.

Our history of operating losses and our expectations of continuing losses may hurt our ability to continue operations.

We have experienced significant operating losses since our inception in 1987. As of March 31, 2002, we had an accumulated deficit of $145.4 million. We have not generated revenues from the commercialization of any product. All of our revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants, certain asset divestitures and interest income. We expect that substantially all of our revenues for the foreseeable future will result from contract revenues and research grants and, if we are able to establish and maintain collaborations, payments under those collaborations, including royalties on product sales and interest income. We expect to continue to incur substantial net operating losses that may imperil our ability to continue operations. To achieve profitable operations, we, alone or with partners, must successfully identify, develop, register and market proprietary products. We may not be able to generate sufficient product revenue to become profitable on a sustained basis or at all.

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

The regulatory process for new therapeutic drug products, including the required preclinical studies and clinical testing, is lengthy and expensive. We and our partners may not receive necessary FDA or foreign clearances for any of our potential products in a timely manner, or at all. The length of the clinical trial process and the number of patients the FDA will require to be enrolled in the clinical trials in order to establish the safety and efficacy of our products is uncertain. In addition, we may not provide the FDA with what they want even though we or our collaborators believe we are doing the right studies based on the protocol. The FDA or we and our collaborators may decide to discontinue or suspend clinical trials at any time if the subjects or patients who are participating in such trials are being exposed to unacceptable health risks or if the results show no or limited benefit in patients treated with the drug compared to patients in the control group. We and our partners may encounter significant delays or excessive costs in our efforts to secure necessary approvals. Regulatory requirements are evolving and uncertain. Future United States or foreign legislative or administrative acts could also prevent or delay regulatory approval of our products. We and our partners may not receive the necessary approvals for clinical trials, manufacturing or marketing of any of our products under development. Even if we obtain commercial regulatory approvals, the approvals may significantly limit the indicated uses for which we may market our products. In addition, the FDA may continually review a product after its initial approval and commercialization. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, as well as possible civil or criminal sanctions.

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

The biotechnology industry continues to undergo rapid change and competition is intense and is expected to increase. Our competitors may succeed in developing technologies and products that treat the indications that we are pursuing sooner than us, that are more effective or affordable than any of the products we are developing or which would render our technology and products obsolete and noncompetitive. We compete with many public and private companies, including pharmaceutical companies, chemical companies, specialized biotechnology companies and academic institutions. Many of our competitors have substantially greater experience, financial and technical resources and production, marketing and development capabilities than us. In addition, we do not yet have any products in human clinical trials and many of our competitors have significantly greater experience conducting preclinical studies and clinical trials of new products, and in obtaining regulatory approvals for such products. Accordingly, some of our competitors may succeed in obtaining, developing and commercializing products more rapidly or effectively than us, or in developing technology and products that would render our technology and products obsolete or noncompetitive. We are aware of companies that are pursuing the development of novel pharmaceuticals that target the same indications that we are targeting. These and other efforts by potential competitors may be successful, and other technologies may be developed to compete with our technologies. If we cannot successfully respond to technological change in a timely manner, our commercialization efforts may be harmed.

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

Our success will depend in part on our ability to obtain patent protection for our products and processes, both in the United States and other countries. Although we have filed various patent applications, the patent position of biotechnology and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There is no consistent policy regarding the breadth of claims allowed in biotechnology patents. We intend to file applications and pursue patent prosecution as appropriate for patents covering both our products and processes. We cannot be sure that patents will issue from any of the patent applications that we own or license or that, if patents do issue, that claims allowed will be sufficiently broad to protect our products and processes. For example, even though we have issued patents and have filed patent applications to cover the methods employed by our Epitope Identification System, or EIS, as well as the epitopes we identify using EIS, we cannot assure you regarding the breadth of claims that will be allowed in these patents. In addition, we cannot be certain that third parties will not challenge, invalidate or circumvent any patents issued to us, or that the rights granted under the patents will provide proprietary protection to us.

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

We are highly dependent on the principal members of our scientific and management staff. We do not maintain key person life insurance on the life of any employee and although we have an employment contract with Dr. Emile Loria, he may terminate his employment at any time. Our future success also will depend in part on the continued service of our key scientific and management personnel and our ability to identify, hire and retain additional qualified personnel. There is intense competition for qualified personnel in the areas of our activities, and we cannot be sure that we will be able to continue to attract and retain such personnel necessary for the development of our business. Because of the intense competition, we may not be successful in adding technical personnel as needed to meet the staffing requirements of additional collaborative relationships. Our failure to attract and retain key personnel could be significantly detrimental to our product development programs and could harm our business.

If we or our partners cannot cost-effectively manufacture products that use our technology in commercial quantities and in compliance with regulatory requirements, we or our partners may not be able to successfully commercialize the products.

To be successful, products that use our technology must be manufactured in commercial quantities in compliance with regulatory requirements and at an acceptable cost. We have not commercialized any products, nor have we or our partners demonstrated that we can manufacture commercial quantities of product candidates that use our technology in accordance with regulatory requirements. We intend to rely on third-party contract manufacturers to produce materials needed for clinical trials and product commercialization. Third-party manufacturers may not be able to meet our needs with respect to timing, quantity or quality. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, it may delay clinical trials, regulatory approvals and marketing efforts for our products. Such delays could adversely affect our competitive position and our chances of achieving profitability. We cannot be sure that we can manufacture, either on our own our through contracts with third parties, such products at a cost or in quantities that are commercially viable.

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

Our ability to successfully commercialize our products may depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and adequate third-party coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. If we cannot obtain adequate third-party coverage for our products, we may be precluded from commercializing these products.

Product liability risks may expose us to significant liability.

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. While we currently have product liability insurance, we cannot be sure that we can maintain such insurance on acceptable terms or that our insurance will provide adequate coverage against potential liabilities.

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

The market prices for securities of biotechnology companies, including our common stock, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. Our stock price has been and will continue to be influenced by general market conditions. In addition, the following factors may have a significant effect on the market price of our common stock:

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

Further, pursuant to the terms of our stockholder rights plan, we have distributed a dividend of one right for each outstanding share of common stock. If any person or group acquires 15% or more of our common stock, these rights will be triggered. These rights will cause substantial dilution to the ownership of a person or group that attempts to acquire us on terms not approved by our Board of Directors and may have the effect of delaying or deterring hostile takeover attempts.

Concentration of ownership among our existing officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our stock price.

Our officers, directors and stockholders with at least 10% of our stock together control approximately 41% of our outstanding common stock and preferred stock, on a combined, as-converted to common stock basis. If these officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

PART II.	OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS

From time to time we are involved in certain litigation arising out of our operations. We are not currently engaged in any legal proceedings.

ITEM 6.	EXHIBITS

Exhibit 10.98	Letter Agreement between Epimmune and Michael McClurg dated March 29, 2002.

Exhibit 10.99	Letter Agreement between Epimmune and Dr. John Fikes dated March 29, 2002.

EPIMMUNE INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPIMMUNE INC

Date: May 13, 2002	By:	/s/ Emile Loria

Emile Loria, M.D. President, Chief Executive Officer and Director

Date: May 13, 2002	By:	/s/ Robert De Vaere

Robert De Vaere Vice President, Finance and Administration, Chief Financial Officer, Assistant Secretary (Principal Financial and Accounting Officer)