Form 10-Q
period 2002-06-30
EPIMMUNE INC
filed 2002-08-13
CIK 822206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002, or

[ ]	Transition Period Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ______ to ______.

Commission file number 0-19591

EPIMMUNE INC.

(Exact name of Registrant as specified in its charter)

Delaware	33-0245076

(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Common Stock: $.01 par value 12,134,420 shares outstanding as of August 10, 2002.

EPIMMUNE INC.
QUARTERLY REPORT
FORM 10-Q

COVER PAGE			1

TABLE OF CONTENTS			2

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements

		Condensed Consolidated Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001	3

		Condensed Consolidated Statements of Operations (unaudited) For the Three and Six Months Ended June 30, 2002 and 2001	4

		Condensed Consolidated Statements of Cash Flows (unaudited) For the Six Months Ended June 30, 2002 and 2001	5

		Notes to Condensed Consolidated Financial Statements (unaudited)	6

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	13

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	23

	ITEM 2.	Changes in Securities and Use of Proceeds	*

	ITEM 3.	Defaults upon Senior Securities	*

	ITEM 4.	Submission of Matters to a Vote of Security Holders	23

	ITEM 5.	Other Information	*

	ITEM 6.	Exhibits and Reports on Form 8-K	24

	SIGNATURES		25

*	No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPIMMUNE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2002	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,506	$8,038
Short-term investments	11,681	10,998
Prepaids and other current assets	860	707

Total current assets	15,047	19,743
Restricted long-term investment	472	472
Property and equipment, net	1,466	984
Patents and other assets	2,947	2,711

TOTAL ASSETS	$19,932	$23,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,836	$1,475
Deferred contract revenues	1,615	2,308
Accrued payroll and related expenses	270	222
Current portion of notes payable	173	345

Total current liabilities	3,894	4,350
Deferred rent	184	166
Notes payable, less current portion	—	43
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, 1,409,288 shares issued and outstanding at June 30, 2002 and December 31, 2001. Liquidation preference of $10,000,000 at June 30, 2002 and December 31, 2001	14	14
Common stock, $.01 par value, 25,000,000 shares authorized, 12,134,420 shares and 12,094,757 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	121	121
Additional paid-in capital	166,428	166,772
Note receivable held by stockholder	(2,854)	(2,641)
Deferred compensation	(253)	(569)
Accumulated deficit	(147,615)	(144,369)
Accumulated other comprehensive income	13	23

Total stockholders’ equity	15,854	19,351

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,932	$23,910

See accompanying notes.

EPIMMUNE INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Revenues
License fees and milestones	$125	$650	$125	$950
Research grants and contract revenue	580	371	1,115	789
Related party revenue-Genencor	1,087	450	2,507	501

Total revenues	1,792	1,471	3,747	2,240
Costs and expenses:
Research and development	3,302	1,549	5,988	3,217
General and administrative	810	819	1,388	1,469

Total costs and expenses	4,112	2,368	7,376	4,686
Loss from operations	(2,320)	(897)	(3,629)	(2,446)
Interest income, net	129	78	388	187
Other income, net	(5)	(1)	(6)	(1)

Net loss	$(2,196)	$(820)	$(3,247)	$(2,260)
Net loss per share-basic and diluted	$(0.19)	$(0.10)	$(0.29)	$(0.29)

Shares used in computing net loss per share — basic and diluted	11,391	7,848	11,358	7,792

See accompanying notes.

EPIMMUNE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended June 30,
	2002	2001

OPERATING ACTIVITIES
Net loss	$(3,247)	$(2,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest on note held by stockholder	(213)	—
Depreciation and amortization	362	334
Stock-based compensation	(70)	127
Deferred rent	18	26
Deferred revenue	(693)	(127)
Change in operating assets and liabilities:
Prepaids and other current assets	(153)	(196)
Accounts payable and accrued liabilities	361	(114)
Accrued payroll and related expenses	48	(7)

Net cash used in operating activities	(3,587)	(2,217)
INVESTING ACTIVITIES
Purchases of available-for-sale securities	(1,614)	(1,143)
Maturities of available-for-sale securities	921	855
Purchase of property and equipment	(650)	(73)
Patents	(430)	(381)

Net cash used in investing activities	(1,773)	(742)
FINANCING ACTIVITIES
Principal payments under equipment notes payable and note payable to bank	(215)	(208)
Net proceeds from issuance of common stock	43	10
Buyback of company stock relating to early exercise	—	(3)

Net cash used in financing activities	(172)	(201)
Decrease in cash and cash equivalents	(5,532)	(3,160)
Cash and cash equivalents at beginning of year	8,038	4,181

Cash and cash equivalents at end of period	$2,506	$1,021

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$16	$35

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCIAL ACTIVITIES
Unrealized gains/(losses) on available-for-sale securities	$13	$8

Purchase of common stock for stockholder note receivable	$—	$2,641

See accompanying notes.

EPIMMUNE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2002

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

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding 672,388 and 936,283 shares that were owned but unvested as of June 30, 2002 and June 30, 2001, respectively. All shares of common stock that may be issued in the future pursuant to options and warrants as well as all shares of preferred stock which may be converted into common stock have been excluded from the diluted net loss per share calculations, as they are antidilutive.

2. New Accounting Standards

The FASB has issued SFAS No. 142, Goodwill and Other Intangible Assets, which establishes a new basis for accounting for intangible assets deemed to have indefinite useful lives. Such assets are no longer amortized but are reviewed annually for impairment, or more frequently, if indicators of impairment arise. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. This Statement is required to be adopted by companies for fiscal years beginning after December 15, 2001. The Company adopted the new Statement effective January 1, 2002. There was no impact on the consolidated financial statements as a result of the adoption of this standard.

The FASB has issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes, with exceptions, SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 retains the basic indicators of impairment recognition and undiscounted cash-flow measurement model of SFAS No. 121; however, it removes goodwill from the scope of the analysis, as the accounting for goodwill is now subject to the provisions of SFAS Nos. 141 and 142. SFAS No. 144 also provides additional guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale. This Statement is required to be adopted by companies for fiscal years beginning after December 15, 2001. The Company adopted the new Statement effective January 1, 2002. There was no impact on the consolidated financial statements as a result of the adoption of this standard.

3. Rhein Biotech

In January 2002, the Company entered into a research agreement with Rhein Biotech to combine its PADRE® technology with Rhein Biotech’s vaccine technologies to improve existing vaccines and develop new vaccines.

4. Genencor Program Milestone

In January 2002, the Company announced the achievement of a preclinical milestone in its collaboration with Genencor International, Inc. Epimmune, along with Genencor, identified an EpiGene™ clinical product candidate for the lead program in the collaboration, a therapeutic hepatitis B vaccine. In connection with the achievement of the milestone, the Company received a payment from Genencor, which was recognized as revenue in the first quarter of 2002.

5. HIV Phase I/II Clinical Trials

In June 2002, the Company announced that it had submitted an Investigational New Drug Application (IND) and had received clearance from the Food and Drug Administration, or the FDA, to initiate a Phase I/II clinical trial of a therapeutic HIV vaccine in HIV-1 infected patients. The trial, which is being conducted at the University of Colorado Health Sciences Center, is expected to be completed in the second half of 2003 with final data analysis by the end of 2003.

6. Aventis Pasteur

In July 2002, the Company announced that it had entered into an evaluation and license option agreement with Aventis Pasteur. Pursuant to the agreement, for a limited period of time, Aventis has the right to exercise its option to license from Epimmune certain epitopes from two cancer associated antigens for use in connection with its pox virus therapeutic cancer vaccine program. Epimmune received an evaluation license fee, half of which it recognized as revenue in the second quarter. The other half will be recognized as revenue in the third quarter of 2002. The Company is further entitled to receive a license fee if Aventis Pasteur exercises its option.

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

Since our inception in July 1987, we have devoted substantially all of our resources to the discovery and development of potential therapeutic and prophylactic products. To date, we have not received any revenues from the sale of products. We have funded our research and development primarily from equity-derived working capital and through strategic alliances and collaborations with other companies. We have not been profitable since our inception and expect to incur substantial operating losses for the next several years. As of June 30, 2002, our accumulated deficit was approximately $147.6 million.

Results of Operations

Three months ended June 30, 2002 as compared with three months ended June 30, 2001.

In the three months ended June 30, 2002, we had total revenues of $1.8 million, as compared to $1.5 million in revenue in the three months ended June 30, 2001. The increase in the three months ended June 30, 2002 relates primarily to $1.1 million in revenue received from Genencor in the three months ended June 30, 2002 compared to $0.5 million of revenue received from Genencor in the three months ended June 30, 2001. Genencor revenue includes milestone payments, amortization of license fees and contract revenue in connection with our collaboration agreement signed in July 2001. Genencor owns 11.1% of our common stock and is therefore considered a “related party.” For the three months ended June 30, 2002, we received $0.6 million in research grants and contract revenue, approximately a 50% increase over the $0.4 million received in the three months ended June 30, 2001. The increase was due to an increase in expenditures and reimbursement for those expenditures under an NIH contract supporting our HIV program preclinical activities. We received license fees of $0.1 million in the three months ended June 30, 2002, as compared to $0.6 million in license fees and milestones in the three months ended June 30, 2001, as a result of out licensing certain technology outside our core area of focus. This decrease of $500,000 partially offset our total revenue for the three months ended June 30, 2002.

Research and development expenses increased to $3.3 million in the three months ended June 30, 2002 from $1.5 million in the three months ended June 30, 2001. The increase in the three months ended June 30, 2002 relates primarily to higher labor and related costs, including recruitment and relocation as a result of an increase in our personnel responsible for research and development activities, increased outside costs related to preclinical activities such as formulation and toxicology studies for our HIV, and lung and colon cancer programs, increased expenditures on scientific supplies due to increased research and development efforts and our collaboration with Genencor. We expect our research and development expenses to continue to be significantly increased in 2002, compared with those of 2001, as we attempt to advance our product candidates in both HIV, and lung and colon cancer to the clinic. We expect to continue to incur costs in 2002 for, among other things, toxicology studies, product formulation, manufacturing of product for use in clinical trials and medical and clinical consultant costs.

General and administrative costs were approximately $0.8 million in the three months ended June 30, 2002 and in the three months ended June 30, 2001. Increases in recruiting and relocation, consulting and travel costs in the three months ended June 30, 2002 were offset by lower general legal fees and compensation than in the three months ended June 30, 2001.

Net interest income was approximately $0.1 million in the three months ended June 30, 2002 and in the three months ended June 30, 2001. Higher average cash balances in the three months ended June 30, 2002 were offset by lower average returns than in the three months ended June 30, 2001.

Six months ended June 30, 2002 as compared with six months ended June 30, 2001.

In the six months ended June 30, 2002, we had total revenues of $3.7 million, as compared to $2.2 million in revenue in the six months ended June 30, 2001. The increase in the six months ended June 30, 2002 relates primarily to $2.5 million in revenue received in the six months ended June 30, 2002 compared to $0.5 million of revenue received in the six months ended June 30, 2001 including milestone payments, amortization of license fees and contract revenue received in connection with our collaboration with Genencor. For the six months ended June 30, 2002, we received $1.1 million in research grants and contract revenue, approximately a 40% increase over the $0.8 million received in the six months ended June 30, 2001. The increase was due to an increase in expenditures and reimbursement for those expenditures under an NIH contract supporting our HIV program preclinical activities. We received license fees of $0.1 million in the six months ended June 30, 2002, as compared to $0.9 million in license fees in the six months ended June 30, 2001, as a result of out licensing certain technology outside our core area of focus.

Research and development expenses increased to $6.0 million in the six months ended June 30, 2002 from $3.2 million in the six months ended June 30, 2001. The increase in the six months ended June 30, 2002 relates primarily to higher labor and related costs, including recruitment and relocation as a result of an increase in our personnel responsible for research and development activities, increased outside costs related to preclinical activities such as formulation and toxicology studies for our HIV, and lung and colon cancer programs, increased expenditures on scientific supplies due to increased research and development efforts and our collaboration with Genencor.

General and administrative costs were approximately $1.4 million in the six months ended June 30, 2002 and $1.5 million in the six months ended June 30, 2001. Increases in recruiting and relocation, consulting and travel costs in the six months ended June 30, 2002 were offset by lower legal fees and compensation than in the six months ended June 30, 2001.

Net interest income was approximately $0.4 million in the six months ended June 30, 2002 and $0.2 million in the six months ended June 30, 2001. Interest income during the six months ended June 30, 2002 includes $0.2 million of interest accrued on the note issued for the purchase of shares by Dr. Loria, our president and chief executive officer, in January 2001. Higher average cash balances in the six months ended June 30, 2002 were offset by lower average returns than in the six months ended June 30, 2001.

We expect to incur operating losses over the next several years due to continuing expenses associated with our research and development programs, including preclinical testing and clinical trials. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of revenues received and expenses incurred, and such fluctuations may be substantial.

Liquidity and Capital Resources

We have financed operations since inception primarily through private placements of our equity securities, two public common stock offerings, license fees, revenues under collaborative research and development agreements, grant revenues, capital and operating lease transactions, certain asset divestitures and interest income. Through June 2002, we have raised approximately $163.8 million from the sale of equity securities. As of June 30, 2002, we had 13,742,868 shares outstanding on an as-converted to common stock basis, assuming conversion of preferred shares.

As of June 30, 2002, our cash, cash equivalents and short-term investments were $14.2 million compared to $19.0 million at December 31, 2001. The decrease was due to cash used for operations. We expect to continue to use our cash, cash equivalents and short-term investments to fund our ongoing drug research and development programs. We had net working capital of $11.1 million as of June 30, 2002 compared to $15.4 million as of December 31, 2001.

Capital expenditures were $0.7 million in the first six months of 2002 and were $0.1 million in the first six months of 2001. The expenditures for the first six months of 2002 were primarily for laboratory equipment to increase and improve immunological screening throughput, to build out additional laboratory space to accommodate additional employees and for information technology equipment and upgrades to accommodate new employees. In the past, we have financed our laboratory equipment and research and office facilities primarily through operating lease arrangements and a note payable. During the first six months of both 2002 and 2001, we made payments under the notes payable of $0.2 million. During 2002, we anticipate that payments related to leasehold improvements and capital expenditures will increase significantly over 2001 levels to a range of approximately $0.8 million to $1.0 million. As of June 30, 2002, we have already paid $0.7 million related to leasehold improvements and capital expenditures. We will also pay approximately $0.6 million in rent on our lease commitments during 2002. As of June 30, 2002, we have already paid $0.3 million in rent.

Payments related to capitalized patent expenses were approximately $0.4 million during the first six months of both 2002 and 2001.

We expect to incur substantial additional research and development expenditures in 2002 versus 2001 levels in connection with our ongoing drug research and development programs, including costs related to preclinical testing, clinical trials and manufacturing. We intend to seek collaborative research and development relationships with suitable corporate partners. We have in the past and may in the future also license to third parties some of our technology in markets that we are not pursuing ourselves or through our collaborations. Any agreements that may result from these discussions may not successfully reduce our funding requirements or, if entered into, may be terminated. We will require additional equity or debt financing in order to pursue our research and development programs, and we cannot assure you that these funds will be available and even if available, may not be available on favorable terms. If adequate funds are not available we may be required to delay, scale back or eliminate one or more of our drug discovery or development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products that we would not otherwise relinquish.

We continue to anticipate that total revenue for 2002 will be in the range of at least $6.0 million to $6.5 million, which includes anticipated grant and contract revenue and certain license fees. Our estimate assumes that we recognize revenue from milestone or licensing payments under existing agreements with third parties related to the licensing of our technology. We also anticipate that operating expenses will rise from $11.2 million in 2001 to between approximately $15.5 million and $16.8 million, representing a 40% to 50% increase over 2001. The anticipated rise in expenses relates to the filing of our IND for our vaccine targeting HIV in the second quarter of 2002 and assumes that we file an IND for our lung and colon cancer candidate in late 2002 or early 2003. We also anticipate using some of our cash and investments beginning in 2002 to fund our recently announced HIV research collaboration with Bavarian Nordic. We will share equally with Bavarian Nordic in all research related expenses and have included these anticipated expenditures in our operating expense forecast for 2002. We may also become liable in 2002 for payment of license fees of up to $0.5 million, at the option of the licensor. We have not included payment of these potential license fees in our operating expense forecast for 2002 as payment of those expenses is not assured.

We anticipate that our existing cash and investments and interest earned thereon, along with the cash receipts related to our anticipated revenue in 2002, will enable us to maintain our current and planned operations through mid-2003 based on our anticipated expenditures. The estimate for the period for which we anticipate our existing resources to enable us to maintain our current and planned operations, as well as our estimates for 2002 revenues and expenses, are forward-looking statements that involve risks and uncertainties.

Our future capital requirements will depend on many factors, including:

•	the costs associated with filing an IND for our vaccine targeting HIV and an IND for our lung and colon cancer vaccine candidate;

•	the costs associated with our clinical trials for our vaccine targeting HIV which are now scheduled to begin in the third quarter of 2002;

•	the costs associated with safety studies and other preclinical activities for our vaccine targeting lung and colon cancer;

•	our ability to establish and maintain collaborative arrangements and license agreements;

•	the actual revenue we receive under our collaborative research and development agreements;

•	the actual costs we incur under our research collaboration with Bavarian Nordic;

•	the actual payment of license fees which may become payable at the option of the licensor;

•	progress with preclinical testing and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing, prosecuting and enforcing patent claims and any other proprietary rights;

•	competing technological and market developments;

•	changes in our existing research relationships;

•	continued scientific progress in our drug discovery programs;

•	the magnitude of our drug discovery programs;

•	the cost of manufacturing scale-up; and

•	effective commercialization activities and arrangements.

As is typical in the biotechnology industry, our commercial success will depend in part on not infringing upon the patent or other proprietary rights of others and maintaining the technology licenses upon which our products might be based. Our business is also subject to other significant risks, including the uncertainties associated with our ability to enter into and maintain new collaborations, and the lengthy regulatory approval process and with potential competition from other products. Even if our products appear promising at an early stage of development, they may not reach the market for a number of reasons. Such reasons include, but are not limited to, our inability to fund clinical development of such products, or the possibilities that the potential products will be found ineffective during clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale or be uneconomical to market.

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

Patent Costs

We capitalize the costs incurred to file patent applications when we believe there is a high likelihood that the patent will be issued and there will be future economic benefit associated with the patent. These costs are amortized over a ten-year life from the date of patent filing. At June 30, 2002, capitalized patent costs total approximately $2.9 million (net of accumulated amortization). In addition, we expense all costs related to abandoned patent applications. If we elect to abandon any of our currently issued or unissued patents, the related expense could be material to our results of operations for the period of the abandonment. During the first six months of 2002, our gross capitalized patent costs increased by approximately $0.4 million, which was a significant factor in our cash used during the period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2002, our investment portfolio included fixed-income securities of $11.6 million. These securities are subject to interest rate risk. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would decrease the fair value of our interest sensitive financial instruments at June 30, 2002 by $0.04 million. Any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

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

We are a research and development focused company. There are many factors outside of our control that may affect the timing of commencement and completion of clinical trials of any of our drug candidates, and we cannot assure you that clinical trials will commence or be completed within any anticipated timeframe. For example, although we originally expected to file an IND for a therapeutic vaccine candidate targeting HIV with the FDA in the first quarter of 2002, due to additional time necessary to complete all of the animal safety studies that were contemplated in our pre-IND discussions with the FDA, we actually filed our IND for this application during the second quarter of 2002. In addition, although we filed our IND for a therapeutic vaccine candidate targeting HIV with the FDA in the second quarter of 2002 and expect to file an IND with the FDA for our therapeutic lung and colon cancer vaccine candidate by late 2002 or early 2003, we may experience unexpected delays in our research and development efforts that would require us to delay these filings or commencement of clinical trials of our vaccine candidates. In the event we file our INDs in the proposed timeframes, the related clinical trials may not begin one month later, due to review by the FDA. Although we previously indicated that Pharmacia Corporation was expected to initiate Phase I/II human clinical trials of a drug candidate in our cancer program by late 2000 or early 2001, Pharmacia terminated our collaboration in the cancer field in November 2000. As a result, the clinical trials for our cancer program did not begin within the previously indicated timeframe. We have now implemented an orderly conclusion to the collaboration and transfer of applicable materials and documentation to us, and we are internally proceeding with the cancer program.

We cannot guarantee that our research and development programs will be successful or that our products are safe and effective in humans. Even if we do receive positive data during preclinical testing and during Phase I and II clinical trials for our therapeutic vaccine candidate targeting HIV or any other candidates we may develop, this data cannot be relied upon as evidence that the clinical candidate will be safe and effective in humans, and data from Phase III or other pivotal clinical trials may not be consistent with earlier data or be sufficient to support regulatory approval.

Unacceptable toxicities or side effects may occur at any time in the course of human clinical trials or during commercial use. Delays in planned patient enrollment in our clinical trials may result in increased costs, program delays or both. The appearance of any unacceptable toxicities or side effects could interrupt, limit, delay or cause us to terminate the development of any of our product candidates or, if previously approved, require us to withdraw them from the market.

We may never obtain approvals from the FDA or other necessary regulatory approvals to successfully commercialize any of our products under development. This may be because the clinical trials are not successful, but it may also be because we either are unclear on the information the FDA will require or because we do not design our clinical trials in such a way to provide the FDA with the information it requires. Further, we may not be able to manufacture any products in commercial quantities in compliance with regulatory requirements at an acceptable cost. Even if we successfully develop and obtain approval for our products, we may fail to achieve the necessary market acceptance of these products. Our failure to address problems and delays relating to research and development, regulatory approval, manufacturing and marketing would harm our business.

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

Pharmacia’s decision to end our collaboration has delayed and may limit our ability to develop our cancer epitope products.

Pharmacia terminated our research and development collaboration in November 2000 with respect to the production, use and sale of pharmaceutical products derived from our cancer epitopes and the use of these epitopes in therapeutic vaccines. We will not receive further revenues from Pharmacia under our prior collaboration.

In light of the termination of our collaboration with Pharmacia, our preclinical or clinical development of drug candidates in our cancer program is delayed. We have not spent any time or money on the development of any of these candidates (other than our therapeutic lung and colon cancer vaccine candidate) and we may never develop any of those cancer epitope products, which could prevent us from ever commercializing a product.

If we cannot obtain and maintain collaboration or license agreements on acceptable terms in the future, we may not successfully develop some of our products or realize the expected value of our license agreements.

We rely on collaborative arrangements and expect to continue to rely on collaborative arrangements both for development and commercialization of pharmaceutical products. On July 9, 2001 we entered into a collaboration with Genencor International, Inc. under which we licensed to Genencor our PADRE and epitope technologies for vaccines to treat or prevent hepatitis B, hepatitis C and human papilloma virus. We may not be able to enter into research and development collaborations or any other collaborations in the future and any of our collaborations, including our collaboration with Genencor, may not remain in place or be successful. We cannot be certain that we will receive royalty revenues, license fees or milestone payments from any of our collaborations or license arrangements because either the milestones may not be achieved, a product may not be developed or the agreement may be terminated. For example, our cancer vaccine collaboration with Pharmacia was terminated. We have licensed to third parties some of our technology in markets that we are not pursuing ourselves or through our collaborations. As a result, we depend on these licensees to develop and commercialize products under the license agreements. Our collaborative partners or licensees may pursue alternative technologies or develop alternative compounds either on their own or in collaboration with others in competition with compounds developed under licenses or collaborations with us.

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

Our additional financing requirements and limited access to financing may adversely affect our ability to develop products and fund our operations.

As of June 30, 2002, we had $14.2 million in cash, cash equivalents and short-term investments. Our future capital requirements will depend on many factors, including: the costs associated with filing an IND for our vaccine targeting HIV and an IND for our lung and colon cancer vaccine candidate; the costs associated with our clinical trials for our vaccine targeting HIV which are now scheduled to begin in the third quarter of 2002; the costs associated with safety studies and other preclinical activities for our vaccine targeting lung and colon cancer; our ability to establish and maintain collaborative arrangements and license agreements; the actual revenue we receive under our collaborative research and development agreements; the actual costs we incur under our research collaboration with Bavarian Nordic; the actual payment of license fees which may become payable at the option of the licensor; progress with preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims and any other proprietary rights; competing technological and market developments; changes in our existing research relationships; continued scientific progress in our drug discovery programs; the magnitude of our drug discovery programs; the cost of manufacturing scale-up; and effective commercialization activities and arrangements.

We intend to seek additional funding through collaborative arrangements and license agreements, research grants or equity or debt financings, such as the private financing that we completed in December 2001. However, we may not be able to obtain any additional funding. In the event we do obtain financing, it may not be on favorable terms. In addition, we may not be able to enter into additional collaborations to reduce our funding requirements. If we acquire funds by issuing securities, further dilution to existing stockholders may result, as was the case when we issued an additional 2,000,000 shares of common stock in December 2001. If we acquire funds through additional collaborations and license agreements, we will likely have to relinquish some or all of the rights to products or technologies that we may have otherwise developed ourselves. If we are unable to obtain funding, we may be required to sell the Company or certain of its assets or technologies or to cease operations.

Our history of operating losses and our expectations of continuing losses may hurt our ability to continue operations.

We have experienced significant operating losses since our inception in 1987. As of June 30, 2002, we had an accumulated deficit of $147.6 million. We have not generated revenues from the commercialization of any product. All of our revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants, certain asset divestitures and interest income. We expect that substantially all of our revenues for the foreseeable future will result from contract revenues and research grants and, if we are able to establish and maintain collaborations, payments under those collaborations, including royalties on product sales and interest income. We expect to continue to incur substantial net operating losses that may imperil our ability to continue operations. To achieve profitable operations, we, alone or with partners, must successfully identify, develop, register and market proprietary products. We may not be able to generate sufficient product revenue to become profitable on a sustained basis or at all. Based on estimated revenue, including contracts signed to date, we only have enough cash to continue operations through mid-2003.

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

Our success will depend in part on our ability to obtain and enforce patent protection for our products and processes, both in the United States and other countries. Although we have filed various patent applications, the patent position of biotechnology and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There is no consistent policy regarding the breadth of claims allowed in biotechnology patents. We intend to file applications and pursue patent prosecution as appropriate for patents covering both our products and processes. We cannot be sure that patents will issue from any of the patent applications that we own or license or that, if patents do issue, that claims allowed will be sufficiently broad to protect our products and processes. For example, even though we have issued patents and have filed patent applications to cover the methods employed by our Epitope Identification System, or EIS, as well as the epitopes we identify using EIS, we cannot assure you regarding the breadth of claims that will be allowed in these patents. In addition, we cannot be certain that third parties will not challenge, invalidate or circumvent any patents issued to us, or that the rights granted under the patents will provide proprietary protection to us. Furthermore, because we collaborate with third parties on some of our technology, there is also the risk that disputes may arise as to the rights to technology or drugs developed in collaboration with other parties.

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

As is typical in the biotechnology industry, our commercial success will depend in part on our ability to avoid infringing patents issued to competitors or breaching the technology licenses upon which we might base our products. If we fail to obtain a license to any technology that we require to commercialize our products, or to develop an alternative compound and obtain FDA approval within an acceptable period of time if required to do so, our business would be harmed. Litigation, which could result in substantial costs to us, may also be necessary to enforce any patents issued to us or to determine the scope and validity of others’ proprietary rights. In addition, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office, which could result in substantial costs to determine the priority of inventions.

Our future success depends in part on the continued service of our key scientific and management personnel and our ability to identify, hire and retain additional personnel.

We are highly dependent on the principal members of our scientific and management staff. We do not maintain key person life insurance on the life of any employee and although we have an employment contract with Dr. Emile Loria, he may terminate his employment at any time. Our future success also will depend in part on the continued service of our key scientific and management personnel and our ability to identify, hire and retain additional qualified personnel. There is intense competition for qualified personnel in the areas of our activities, and we may not be able to continue to attract and retain such personnel necessary for the development of our business. Because of the intense competition, we may not be successful in adding technical personnel as needed to meet the staffing requirements of additional collaborative relationships. Our failure to attract and retain key personnel could be significantly detrimental to our product development programs and could harm our business.

If we or our partners cannot cost-effectively manufacture products that use our technology in commercial quantities and in compliance with regulatory requirements, we or our partners may not be able to successfully commercialize the products.

To be successful, products that use our technology must be manufactured in commercial quantities in compliance with regulatory requirements and at an acceptable cost. We have not commercialized any products, nor have we or our partners demonstrated that we can manufacture commercial quantities of product candidates that use our technology in accordance with regulatory requirements. We intend to rely on third-party contract manufacturers to produce materials needed for clinical trials and product commercialization. Third-party manufacturers may not be able to meet our needs with respect to timing, quantity or quality. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we encounter delays or difficulties in our relationships with manufacturers, it may delay clinical trials, regulatory approvals and marketing efforts for our products. Such delays could adversely affect our competitive position and our chances of achieving profitability. We cannot be sure that we can manufacture, either on our own our through contracts with third parties, such products at a cost or in quantities that are commercially viable.

If we do not develop a sufficient sales and marketing force, we may not be able to successfully commercialize our products.

We have no experience in sales, marketing or distribution. Before we can market any of our products directly, we must develop a substantial marketing and sales force with technical expertise and supporting distribution capability. Alternatively, we may obtain the assistance of one or more pharmaceutical companies with a large distribution system and a large direct sales force. Other than our agreement with Takara and Genencor, we do not have any existing distribution arrangements with any pharmaceutical company for our products under development. We cannot be sure that we can establish sales and distribution capabilities or successfully gain market acceptance for our products. If we cannot develop sales and distribution capabilities, or enter into such arrangements with third parties in a timely manner or on acceptable terms, we may not be able to successfully commercialize any products we may develop.

We fund certain of our research and development pursuant to grants from the government. As a result of these grants, the government may have rights in the technology, including inventions developed with government funding. In addition, the government may require us to grant to a third party an exclusive license to any inventions resulting from the grant if the government determines that we have not taken adequate steps to commercialize inventions or for public health or safety needs.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time we are involved in certain litigation arising out of our operations. We are not currently engaged in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2002 Annual Meeting of Stockholders, or the Annual Meeting, was held on June 18, 2002. The matters voted on at the Annual Meeting were:

1.	To elect the members of the Board of Directors.

2.	To approve an amendment to the Epimmune Inc. 2000 Stock Plan to increase the number of shares of the Company’s Common Stock available for issuance under the plan from 700,000 to 1,200,000 shares.

3.	To ratify the selection of Ernst & Young LLP, as independent auditors for the Company, for the year ending December 31, 2002.

At the Annual Meeting, 11,034,794 shares of Common Stock out of a total of 12,094,757 shares of Common Stock outstanding at the record date were represented in person or by proxy, 1,058,826 shares of Series S Preferred Stock out of a total of 1,058,826 shares of Series S Preferred Stock outstanding at a record date were represented in person or by proxy and 549,622 shares of Series S-1 Preferred Stock out of a total of 549,622 shares of Series S-1 Preferred Stock outstanding at the record date were represented in person or by proxy. The holder of preferred stock votes its shares on all matters to be voted upon at the Annual Meeting on an as-converted to common stock basis.

The results of the stockholders’ vote on each matter are set forth below:

1.	Election of the Board of Directors.

Nominees	For	Withheld

Howard E. Greene, Jr.	12,563,829	79,413
William T. Comer, Ph.D.	12,563,829	79,413
Michael G. Grey	12,563,829	79,413
Georges Hibon	12,563,829	79,413
Emile Loria, M.D.	12,563,829	79,413
John P. McKearn, Ph.D.	12,563,829	79,413
Michael J. Ross, Ph.D.	12,563,829	79,413

2.	Approve an amendment to the Epimmune Inc. 2000 Stock Plan to increase the number of shares of the Company’s Common Stock available for issuance under the plan from 700,000 to 1,200,000 shares.

Votes

For	12,110,759
Against	252,696
Abstain	279,787

3.	Ratify the selection of Ernst &Young LLP, as independent auditors for the year ending December 31, 2002.

Votes

For	12,610,461
Against	23,902
Abstain	8,879

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	Exhibit 99.1	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted)

(b)	Reports on Form 8-K During the Second Quarter

None

EPIMMUNE INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPIMMUNE INC.

Date: August 13, 2002	By:	/s/ Emile Loria

Emile Loria, M.D. President, Chief Executive Officer and Director

Date: August 13, 2002	By:	/s/ Robert De Vaere

Robert De Vaere Vice President, Finance and Administration, Chief Financial Officer, Assistant Secretary (Principal Financial and Accounting Officer)