Form 10-Q
period 2002-09-30
EPIMMUNE INC
filed 2002-10-21
CIK 822206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002, or

[ ]	Transition Period Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ________ to ________.

Commission file number 0-19591

EPIMMUNE INC.

(Exact name of Registrant as specified in its charter)

Delaware	33-0245076

(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Common Stock: $.01 par value 12,134,420 shares outstanding as of October 17, 2002.

EPIMMUNE INC.
QUARTERLY REPORT
FORM 10-Q

COVER PAGE		1

TABLE OF CONTENTS		2

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2002 (unaudited) and December 31, 2001	3

	Condensed Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2002 and 2001	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2002 and 2001	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	16

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	30

ITEM 2.	Changes in Securities and Use of Proceeds	*

ITEM 3.	Defaults upon Senior Securities	*

ITEM 4.	Submission of Matters to a Vote of Security Holders	*

ITEM 5.	Other Information	*

ITEM 6.	Exhibits and Reports on Form 8-K	30

SIGNATURES		31

*     No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EPIMMUNE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2002	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,872	$8,038
Short-term investments	—	10,998
Prepaids and other current assets	903	707

Total current assets	12,775	19,743
Restricted long-term investment	472	472
Property and equipment, net	1,380	984
Patents and other assets	2,887	2,711

TOTAL ASSETS	$17,514	$23,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,111	$1,475
Deferred contract revenues	1,519	2,308
Accrued payroll and related expenses	276	222
Current portion of notes payable	85	345

Total current liabilities	2,991	4,350
Deferred rent	191	166
Notes payable, less current portion	—	43
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, 1,409,288 shares issued and outstanding of Series S and S-1 convertible preferred stock at September 30, 2002 and December 31, 2001. Liquidation preference of $10,000,000 at September 30, 2002 and December 31, 2001	14	14
Common stock, $.01 par value, 25,000,000 shares authorized, 12,134,420 shares and 12,094,757 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	121	121
Additional paid-in capital	166,441	166,772
Note receivable held by stockholder	(2,893)	(2,641)
Deferred compensation	(228)	(569)
Accumulated deficit	(149,123)	(144,369)
Accumulated other comprehensive income	—	23

Total stockholders’ equity	14,332	19,351

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,514	$23,910

See accompanying notes.

EPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended Sept. 30,		Nine months ended Sept. 30,

	2002	2001	2002	2001

Revenues
License fees and milestones	$125	$2,800	$250	$3,750
Research grants and contract revenue	435	536	1,550	1,325
Related party revenue — Genencor	1,186	923	3,693	1,424

Total revenues	1,746	4,259	5,493	6,499
Costs and expenses:
Research and development	2,721	2,070	8,709	5,287
General and administrative	637	974	2,025	2,443

Total costs and expenses	3,358	3,044	10,734	7,730
Income (loss) from operations	(1,612)	1,215	(5,241)	(1,231)
Interest income, net	113	126	501	313
Other income (expense), net	(8)	(1)	(14)	(1)

Net income (loss)	$(1,507)	$1,340	$(4,754)	$(919)

Net income (loss) per share — basic	$(0.13)	$0.15	$(0.42)	$(0.11)

Net income (loss) per share — diluted	$(0.13)	$0.12	$(0.42)	$(0.11)

Shares used in computing net income (loss) per share — basic	11,496	9,033	11,404	8,203

Shares used in computing net income (loss) per share — diluted	11,496	11,215	11,404	8,203

See accompanying notes.

EPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended September 30,

	2002	2001

OPERATING ACTIVITIES
Net loss	$(4,754)	$(919)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Accrued interest on note receivable held by stockholder	(252)	—
Depreciation and amortization	565	494
Stock-based compensation	(32)	208
Deferred rent	25	36
Deferred revenue	(789)	2,425
Loss on disposal of assets	3	—
Write-off of abandoned patents	233	—
Change in operating assets and liabilities:
Prepaids and other current assets	(196)	(413)
Accounts payable and accrued liabilities	(364)	(144)
Accrued payroll and related expenses	54	7

Net cash (used in) provided by operating activities	(5,507)	1,694
INVESTING ACTIVITIES
Purchases of available-for-sale securities	(1,614)	(4,044)
Maturities of available-for-sale securities	12,589	2,059
Purchase of property and equipment	(669)	(106)
Patents	(705)	(440)

Net cash provided by (used in) investing activities	9,601	(2,531)
FINANCING ACTIVITIES
Principal payments under equipment notes payable and note payable to bank	(303)	(310)
Net proceeds from issuance of common stock	43	4,638

Net cash (used in) provided by financing activities	(260)	4,328
Increase in cash and cash equivalents	3,834	3,491
Cash and cash equivalents at beginning of year	8,038	4,181

Cash and cash equivalents at end of period	$11,872	$7,672

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$19	$48

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCIAL ACTIVITIES
Unrealized gains/(losses) on available-for-sale securities	$(23)	$21

Purchase of common stock for stockholder note receivable	$—	$2,641

Reversal of deferred compensation on equity instruments	$134	$—

See accompanying notes.

EPIMMUNE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
September 30, 2002

1. Basis of Presentation

The interim unaudited condensed consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In management’s opinion, the unaudited information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in Epimmune’s (the “Company”) Form 10-K for the year ended December 31, 2001.

The Company has working capital of $9.8 million and an accumulated deficit of $149.1 million. The Company’s ability to attain profitable operations is dependent upon obtaining sufficient working capital to complete the successful development of its products, FDA approval of its products, achieving market acceptance of such products and achievement of sufficient levels of revenue to support the Company’s cost structure. Management believes that the Company’s existing capital resources will enable the Company to fund operations through mid-2003. Without additional financing, the Company will be required to delay, reduce the scope of or eliminate one or more of its research and development projects and significantly reduce its expenditures on infrastructure. If required, management believes it has the ability to defer or eliminate certain research and development costs and general and administrative expenses to enable the Company to sustain its operations through December 2003.

Earnings per share (“EPS”) is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, FAS 128. FAS 128 requires dual presentation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period, excluding owned but unvested shares. There were 605,872 and 869,767 owned but unvested shares as of September 30, 2002 and September 30, 2001, respectively. Diluted EPS reflects the potential dilution of securities that could share in our earnings, such as common stock equivalents that may be issuable upon exercise of outstanding common stock options or warrants as well as all shares of preferred stock which may be converted into common stock. Prior to the application of the treasury stock method for options and warrants, common stock equivalents of 3,564,253 and 3,071,760 for the nine months ended September 30, 2002 and 2001 and 3,564,253 for the three months ended September 30, 2002 have been excluded from EPS as the effect is antidilutive.

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

3. Executive Stock Purchase Agreement

On January 16, 2001, the Company entered into an employment agreement with Dr. Emile Loria for the position of President and Chief Executive Officer. Dr. Loria was elected to the Company’s Board of Directors. In connection with the employment agreement, the Company entered into a Restricted Stock Purchase agreement with Dr. Loria for the purchase of 1,056,301 common shares at $2.50 per share. The shares vest daily over a four-year period and unvested shares are subject to a repurchase option in favor of the Company. As of September 30, 2002, 605,872 shares were subject to the repurchase option. A promissory note with an interest rate of 5.61% was issued for the purchase price of the shares, which note is secured by the shares issued to Dr. Loria. Principal and interest under the promissory note will be due and payable four years from the date of the note. As of September 30, 2002, there was $2,893,000 outstanding under the note.

The Company is recording monthly compensation expense related to the shares sold to Dr. Loria based on the provisions of EITF 95-16, “Accounting for Stock Compensation Arrangements with Employer Loan features under APB 25.” For the three months ended September 30, 2002 and 2001, the Company recorded zero and $54,000 of compensation expense, respectively. For the nine months ended September 30, 2002 and 2001, the Company recorded a benefit of $127,000 and a charge of $129,000 of compensation expense, respectively. The recognition of a benefit or no compensation expense is related to a lower stock price than prior periods for variable stock equity instruments. The Company will continue to record compensation expense based on the difference between the exercise price and current fair market value of the vested shares until the note is paid off.

The Company is also recording compensation expense related to the below market interest rate the promissory note bears. For the three months ended September 30, 2002 and 2001, the Company recorded $25,000 of compensation expense in each period related to the note. For the nine months ended September 30, 2002 and 2001, the Company recorded $74,000 and $70,000 of compensation expense, respectively, related to the note. As of September 30, 2002, the Company had $228,000 of accrued, deferred compensation expense that it will recognize monthly until the note matures in January 2005.

4. Rhein Biotech

In January 2002, the Company entered into a research agreement with Rhein Biotech to combine its PADRE® technology with Rhein Biotech’s vaccine technologies to improve existing vaccines and develop new vaccines. The Company has not recorded any revenue on this agreement to date.

5. Genencor Program Milestone

In January 2002, the Company announced the achievement of a preclinical milestone in its collaboration with Genencor International, Inc. Epimmune, along with Genencor, identified an epigene clinical product candidate for the lead program in the collaboration, a therapeutic hepatitis B vaccine. In connection with the achievement of the milestone, the Company received a payment from Genencor, which was recognized as revenue in the first quarter of 2002. In addition, the Company is also receiving ongoing funding from Genencor for funded research and development. Both the milestone payment and the ongoing funding are included in related party revenue in the accompanying condensed consolidated statements of operations.

6. HIV Phase I/II Clinical Trials

The Company began its phase I/II clinical trial of its EP HIV-1090 therapeutic, multi-epitope vaccine in HIV-1-infected patients in September 2002. The initial Phase I/II trial is a double-blind, placebo-controlled, dose escalation study and will include approximately 40 patients. The primary objective of this study is to determine the safety and the immunogenicity of the vaccine as measured by the quantity and breadth of cytotoxic T cells, or CTLs generated. Completion of the Phase I/II trial and final data are expected in the second quarter of 2004.

7. Aventis Pasteur

In July 2002, the Company entered into an evaluation and license option agreement with Aventis Pasteur Limited, which gives Aventis, for a limited period of time, the right to exercise its option to license from Epimmune certain epitopes from two cancer associated antigens. Aventis Pasteur will evaluate the epitopes for possible integration into its pox virus therapeutic cancer vaccine program. In the event Aventis Pasteur exercises its rights under the agreement, it will have an exclusive license to use the epitopes in connection with its proprietary pox virus delivery system in several cancer fields. Epimmune received an evaluation license fee which is being amortized into revenue over the evaluation period. The Company is further entitled to receive a license fee if Aventis Pasteur exercises its option. In the event Aventis exercises its option, the Company would then negotiate and enter into a license agreement and may be entitled to receive commercialization milestone payments and royalties on product sales if Aventis Pasteur develops products using the Epimmune technology.

8. Subsequent Events

In October 2002, Epimmune entered into an evaluation and license option agreement with Immuno-Designed Molecules, S.A., or IDM, for certain cancer antigens for use in IDM’s ex vivo cancer therapy program. Under the terms of the agreement, IDM will have 120 days from the date of the option agreement to evaluate the epitopes and exercise its option to license certain patented and non-patented rights to Epimmune’s universal cancer epitope packages for use in ex vivo cancer therapy. In the event that IDM exercises its rights under the agreement, it will have a non-exclusive license to use the epitopes in connection with its Dendritophage™ ex-vivo technology. Epimmune received an evaluation license fee which will be amortized into revenue over the 120 day evaluation period. The Company is further entitled to receive a license fee if IDM exercises its option. In the event IDM exercises its option, the Company would then negotiate and enter into a license agreement and may be entitled to receive commercialization milestone payments and royalties on product sales if IDM develops products using the Epimmune technology.

In October 2002, Epimmune was awarded a contract from the National Institute of Allergy and Infectious Diseases, or NIAID, National Institutes of Health, or NIH, to conduct research and development aimed at developing a malaria vaccine. The award is part of the NIAID’s Millennium Vaccine Initiative that solicits vaccine technology from the private sector to accelerate the development of effective vaccines for malaria and tuberculosis. The program is composed of a Phase A feasibility study and an option for a

Phase B development program for a total potential value of $3.5 million over five-years. The Company will work with investigators at the Naval Medical Research Center on the program.

In October 2002, Epimmune and Genencor International, Inc. extended their collaboration focused on the development of vaccines to treat or prevent hepatitis C virus, hepatitis B virus and human papilloma virus. The initial collaboration had a term through September 2003 and was extended to September 2004.

In October 2002, Alessandro D. Sette, Ph.D., Vice President and Chief Scientific Officer of Epimmune tendered his resignation to pursue academic research and we entered into a Separation Agreement with Dr. Sette. Under the terms of the agreement, Dr. Sette will no longer be an employee as of October 31, 2002. Dr. Sette has also agreed to perform certain consulting services for Epimmune for a year after his separation date.

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

Epimmune®, EIS™ and PADRE® are our trademarks and ImmunoStealth is our service mark.

Since 1997, we have devoted substantially all of our resources to the discovery and development of potential therapeutic and prophylactic products. To date, we have not received any revenues from the sale of products. We have funded our research and development primarily from equity-derived working capital and through strategic alliances and collaborations with other companies. We have not been profitable since our inception and expect to incur substantial operating losses for at least the next several years. As of September 30, 2002, our accumulated deficit was approximately $149.1 million.

In July 2001, we entered into a collaboration agreement with Genencor. The revenue that we recognize from Genencor includes milestone payments, recognition of up-front license fees over the contract and contract revenue. As of September 30, 2002, Genencor owned 11.1% of our common stock and is therefore considered a “related party” for accounting purposes. Therefore, all payments that we receive under this agreement are itemized under the category, “Related Party Revenue.”

Significant Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, patents and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements (see Note 1 to our financial statements on page F-8 of the Form 10-K/A filed for the year ended December 31, 2001).

Revenue Recognition

We recognize revenues pursuant to Staff Accounting Bulletin No. 101, “Revenue Recognition.” License fees are earned and recognized in accordance with the provisions of each agreement. Upfront license fees for perpetual licenses where we have no performance obligations are recognized when received. License fees with ongoing involvement or performance obligations are recognized over the term of the agreement. Milestone payments are recognized as revenue upon the completion of the milestone as long as the milestone event was substantive and its achievability was not reasonably assured at inception and the Company’s performance obligations after milestone achievement will continue to be funded at a comparable level before the milestone achievement. Revenues from grants are recognized on a percentage-of-completion basis as related costs are incurred. We defer revenue recognition until performance obligations have been completed or collectibility is reasonably assured.

Patents

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

Investment Policy

The primary objective of our investment activities is to preserve principal while at the same time achieving competitive yields, without significantly increasing risk. To achieve this objective, we primarily invest in cash and money market accounts as well as A1 or P1 or higher rated debt securities with maturities of less than two years, with the weighted average maturity not to exceed eighteen months. We also attempt to minimize our portfolio risk by placing constraints on how much of our portfolio may be held in a specific type of investment such as asset-backed securities or collateralized mortgage obligations as well as limiting our holdings in any one issuer.

Disclosure and Internal Controls

As of September 30, 2002 our management, under the supervision of our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and internal control systems. Our Chief Executive Officer and Chief Financial Officer believe our disclosure controls and procedures are effective. Our Chief Executive Officer and Chief Financial Officer found no significant changes in internal controls or in other factors that could significantly affect internal controls.

Results of Operations

Three months ended September 30, 2002 as compared with three months ended September 30, 2001.

In the three months ended September 30, 2002, we had total revenues of $1.7 million, as compared to $4.3 million in revenue in the three months ended September 30, 2001. The decrease in the three months ended September 30, 2002 relates primarily to a reduction in the amount of license fees and milestone payments we received compared to the three months ended September 30, 2001. We recorded revenue associated with license fees and milestones of $0.1 million in the three months ended September 30, 2002, as compared to $2.8 million in the three months ended September 30, 2001. Revenue for the three months ended September 30, 2001 included recognition of non-recurring license fees associated with the Biosite and Anosys license agreements we entered into during that period. For the three months ended September 30, 2002, we received $0.4 million in research grants and contract revenue, approximately a 20% decrease over the $0.5 million received in the three months ended September 30, 2001. The decrease was due to completion of work on our malaria grant in May of 2002 and therefore not recording any revenue on this program during the third quarter of 2002. We had related party revenue of $1.2 million in the three months ended September 30, 2002 compared to $0.9 million of related party revenue in the three months ended September 30, 2001. The increase was due to increased staffing and expenses and therefore increased reimbursement for those expenditures on our collaborative program with Genencor.

Research and development expenses increased to $2.7 million in the three months ended September 30, 2002 from $2.1 million in the three months ended September 30, 2001. The increase in the three months ended September 30, 2002 relates primarily to a $0.2 million expense associated with abandoned patents in certain geographic locations, a $0.1 million increase in amortization and other costs related to increased spending to prosecute our patent portfolio and a $0.1 million increase in outside costs associated with manufacturing and testing our cancer vaccine candidate. We expect our research and development expenses to continue to significantly increase in 2002, compared with those of 2001, as we begin our clinical trials for our HIV vaccine and work to advance our product candidate in lung and colorectal cancer to the clinic. We expect to continue to incur costs in 2002 for, among other things, product formulation, manufacturing of product for use in clinical trials and medical and clinical consultant costs.

General and administrative costs were approximately $0.6 million in the three months ended September 30, 2002 and $1.0 million in the three months ended September 30, 2001. The decrease in the period ended September 30, 2002 was primarily due to a $0.2 million reduction in labor costs associated with bonuses compared with the corresponding period in 2001, and a decrease of $0.1 million in recruiting and relocation costs compared with the three months ended September 30, 2001.

Net interest income was approximately $0.1 million in the three months ended September 30, 2002 and in the three months ended September 30, 2001 based on comparable cash and investment balances.

Nine months ended September 30, 2002 as compared with nine months ended September 30, 2001.

In the nine months ended September 30, 2002, we had total revenues of $5.5 million, as compared to $6.5 million in revenue in the nine months ended September 30, 2001. The decrease in the nine months ended September 30, 2002 relates primarily to a reduction of $3.5 million in license fees and milestone payments we received compared to the nine months ended September 30, 2001, partially offset by an increase of $2.3 million in related party revenue we received in the nine months ended September 30, 2002 compared to the corresponding period in 2001. We recorded $0.3 million in revenue associated with license fees and milestones in the nine months ended September 30, 2002, as compared to $3.8 million in the nine months ended September 30, 2001. License fee and milestone revenue for the nine months ended September 30, 2001 included recognition of non-recurring license fees associated with numerous license agreements we entered into during that period, including agreements with Biosite, Anosys, Nexell and Pharmexa. For the nine months ended September 30, 2002, we received $1.6 million in research grants and contract revenue, a 17% increase over the $1.3 million received in the nine months ended September 30, 2001. The increase was due to an increase in expenditures and reimbursement for those expenditures under an NIH contract supporting our HIV program preclinical activities. We had related party revenue of $3.7 million in the nine months ended September 30, 2002 compared to $1.4 million of related party revenue in the nine months ended September 30, 2001. The increase was due to reimbursement for expenditures on our Genencor collaboration and amortization of license fees associated with the Genencor collaboration that was entered into in July 2001.

Research and development expenses increased to $8.7 million in the nine months ended September 30, 2002 from $5.3 million in the nine months ended September 30, 2001. The increase in the nine months ended September 30, 2002 relates primarily to an increase of $1.3 million in outside costs related to preclinical activities such as formulation and toxicology studies for our HIV and lung and colorectal cancer programs, an increase of $0.6 million in labor and related costs, including recruitment and relocation as a result of an increase in our personnel responsible for research and development activities, an increase of $0.5 million associated with amortization and other costs related to increased spending to prosecute our patent portfolio and an increase of $0.4 million on scientific supplies due to increased research and development efforts and our collaboration with Genencor. We expect our research and development expenses to continue to significantly increase in 2002, compared with those of 2001, as we begin our clinical trials for our HIV vaccine and work to advance our product candidate in lung and colorectal cancer to the clinic. We expect to continue to incur costs in 2002 for, among other things, product formulation, manufacturing of product for use in clinical trials and medical and clinical consultant costs.

General and administrative costs were approximately $2.0 million in the nine months ended September 30, 2002 and $2.4 million in the nine months ended September 30, 2001. The decrease in the nine months ended September 30, 2002 was primarily due to a $0.4 million reduction in bonuses, a benefit of $0.3 million of stock compensation related to a lower stock price for variable stock equity instruments, and a decrease of $0.2 million in legal expenses in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. These decreases were partially offset by a $0.3 million increase in payroll and related expenses and a $0.1 million increase in consultant expenses in the nine months ended September 30, 2002.

Net interest income was approximately $0.5 million in the nine months ended September 30, 2002 and $0.3 million in the nine months ended September 30, 2001. Interest income during the nine months ended September 30, 2002 includes $0.3 million of interest accrued on the note issued for the purchase of our common stock by Dr. Loria, our president and chief executive officer, in January 2001. Higher average cash balances in the nine months ended September 30, 2002 were offset by lower average returns than in the nine months ended September 30, 2001 due to lower interest rates.

We expect to incur operating losses over at least the next several years due to continuing expenses associated with our research and development programs, including preclinical testing and clinical trials. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing and amounts of revenues received and expenses incurred, and such fluctuations may be substantial.

Liquidity and Capital Resources

We have financed operations since inception primarily through private placements of our equity securities, two public common stock offerings, license fees, revenues under collaborative research and development agreements, grant revenues, capital and operating lease transactions, certain asset divestitures and interest income. Through September 2002, we have raised approximately $163.8 million from the sale of equity securities, of which $28.8 million was raised to fund the business since the formation of our business related to immunotherapy. As of September 30, 2002, we had 13,742,868 shares outstanding on an as-converted to common stock basis, assuming conversion of preferred shares.

As of September 30, 2002, our cash, cash equivalents and short-term investments were $11.9 million compared to $19.0 million at December 31, 2001. The decrease was primarily due to $5.5 million of cash used for operations. We expect to continue to use our cash, cash equivalents and short-term investments to fund our ongoing drug research and development programs. We had net working capital of $9.8 million as of September 30, 2002 compared to $15.4 million as of December 31, 2001.

Capital expenditures were $0.7 million in the first nine months of 2002 and were $0.1 million in the first nine months of 2001. The expenditures for the first nine months of 2002 were primarily for laboratory equipment to increase and improve immunological screening throughput, to build out additional laboratory space to accommodate additional employees and for information technology equipment and upgrades to accommodate new employees. In the past, we have financed our laboratory equipment and research and office facilities primarily through operating lease arrangements and a note payable. During the first nine months of both 2002 and 2001, we made payments under the notes payable of $0.3 million. During 2002, we anticipate that payments related to leasehold improvements and capital expenditures will increase significantly over 2001 levels to a range of approximately $0.8 million to $1.0 million. For the nine months ended September 30, 2002, we have already paid $0.7 million related to leasehold improvements and capital expenditures. We will also pay approximately $0.6 million in rent on our lease commitments during 2002. For the nine months ended September 30, 2002, we have already paid $0.4 million in rent.

Payments related to capitalized patent expenses were approximately $0.7 million during the nine months ended September 30, 2002 and $0.4 million during the nine months ended September 30, 2001.

We expect to incur substantial additional research and development expenditures in 2002 compared to 2001 levels in connection with our ongoing drug research and development programs, including costs related to preclinical testing, clinical trials and manufacturing. We intend to seek collaborative research and development relationships with suitable corporate partners. We have in the past and may in the future also license to third parties some of our technology in markets that we are not pursuing ourselves or through our collaborations. Any agreements that may result from these discussions may not successfully reduce our funding requirements or, if entered into, may be terminated.

We now anticipate that total revenue for 2002 will be in the range of $7.1 million to $7.5 million, which includes anticipated grant and contract revenue and certain license fees. Our estimate assumes that we recognize revenue from milestone or licensing payments under existing agreements with third parties related to the licensing of our technology. We also anticipate that operating expenses for the full year 2002 will rise from $11.2 million in 2001 to between approximately $14.5 million and $15.0 million, representing a 29% to 34% increase over 2001. The anticipated rise in expenses relates to the filing we made of our IND for our vaccine targeting HIV in the second quarter of 2002 and beginning our phase I/II clinical trial in September 2002 and assumes that we file an IND for our lung and colorectal cancer candidate in late 2002 or early 2003. We also anticipate using some of our cash and investments beginning in 2002 to fund our collaboration with Bavarian Nordic. We will share equally with Bavarian Nordic in all research related expenses and have included these anticipated expenditures in our operating expense forecast for 2002. We may also become liable in 2002 for payment of license fees of up to $0.5 million, at the option of the licensor. We have not included payment of these potential license fees in our operating expense forecast for 2002 as payment of those expenses is not assured.

We anticipate that our existing cash and investments and interest earned thereon, along with the cash receipts related to existing contracts will enable us to maintain our current and planned operations through mid-2003 based on our anticipated expenditures. The estimate for the period for which we anticipate our existing resources to enable us to maintain our current and planned operations, as well as our estimates for 2002 revenues and expenses, are forward-looking statements that involve risks and uncertainties. We will require additional equity or debt financing in order to pursue our research and development programs, and we cannot assure you that these funds will be available and even if available, may not be available on favorable terms. If adequate funds are not available we may be required to delay, scale back or eliminate one or more of our drug discovery or development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products that we would not otherwise relinquish. In the event we have to delay, scale back or eliminate one or more of our research or development programs we anticipate that our existing cash and investments and interest earned thereon, along with the cash receipts related to existing contracts will enable us to continue operations through 2003.

Our future capital requirements will depend on many factors, including:

•	the costs associated with our clinical trials for our vaccine targeting HIV, which began in the third quarter of 2002;

•	the costs associated with our preclinical activities and our clinical trials for our vaccine targeting lung and colorectal cancer, expected to begin in 2003;

•	the costs associated with completing safety studies and other preclinical activities and filing an investigational new drug application, or IND, for our lung and colorectal cancer vaccine candidate;

•	progress with other preclinical testing and clinical trials in the future;

•	our ability to establish and maintain collaborative research and development arrangements and license agreements;

•	the actual revenue we receive under our collaborative research and development agreements;

•	the actual costs we incur under our research collaboration with Bavarian Nordic;

•	the actual payment of license fees which may become payable at the option of the licensor;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and any other proprietary rights;

•	competing technological and market developments;

•	changes in our existing research relationships;

•	continued scientific progress in our drug discovery programs; and

•	the magnitude of our drug discovery and development programs.

As is typical in the biotechnology industry, our commercial success will depend in part on not infringing upon the patent or other proprietary rights of others and maintaining the technology licenses upon which our products might be based. Our business is also subject to other significant risks, including the uncertainties associated with our ability to enter into and maintain new collaborations, the lengthy regulatory approval process, and potential competition from other products. Even if our products appear promising at an early stage of development, they may not reach the market for a number of reasons. Such reasons include, but are not limited to, our inability to fund clinical development of such products, or the possibilities that the potential products will be found ineffective during clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale or be uneconomical to market.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2002, our investment portfolio included only cash and money market accounts and had no fixed-income securities. There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

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

The process of developing therapeutic products requires significant research and development, preclinical testing and clinical trials, all of which are extremely expensive and time-consuming and may not result in a commercial product.

Except for our HIV vaccine candidate, which recently began clinical trials, all of our potential vaccine products are in research or preclinical development, the results of which do not necessarily predict or prove safety or efficacy in humans. Therefore, we must demonstrate for each vaccine, safety and efficacy in humans through extensive clinical testing, which is very expensive, can take many years, and has an uncertain outcome. Although for planning purposes we project the commencement, continuation and completion of our clinical trials, we may experience numerous unforeseen events during or as a result of the testing process that could delay or prevent testing or commercialization of our products, including the following:

•	the results of preclinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;

•	after reviewing test results, we or our collaborators may abandon projects that we might previously have believed to be promising;

•	we, our collaborators or regulators may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks;

•	we may have to delay clinical trials as a result of scheduling conflicts with participating clinicians and clinical institutions, or difficulties in identifying and enrolling patients who meet trial eligibility criteria;

•	safety and efficacy results attained in early human clinical trials may not be indicative of results that are obtained in later clinical trials; and

•	the effects our vaccine candidates have may not be the desired effects or may include undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if approved.

The data collected from clinical trials may not be sufficient to support regulatory approval of any of our products, and the Food and Drug Administration, or the FDA, may not ultimately approve any of our therapeutic products for commercial sale, which will adversely affect our revenues and prospects. If we fail to commence or complete, or experience delays in, any of our planned clinical trials, our operating income, our stock price and our ability to conduct our business as currently planned could be harmed.

Our substantial additional financing requirements and limited access to financing may adversely affect our ability to develop products and fund our operations.

We anticipate that our existing cash and investments and interest earned thereon, along with the cash receipts related to existing contracts, will enable us to maintain our current and planned operations through mid-2003. We will continue to spend substantial amounts on research and development, including amounts spent for manufacturing clinical supplies, conducting clinical trials for our product candidates and expanding our drug development programs. Therefore, we will need to raise additional funding and we do not have committed external sources of funding and may not be able to obtain any additional funding, especially if weak market conditions persist for biotechnology companies. Our future operational and capital requirements will depend on many factors, including:

•	the costs associated with our clinical trials for our vaccine targeting HIV, which began in the third quarter of 2002;

•	the costs associated with our preclinical activities and our clinical trials for our vaccine targeting lung and colorectal cancer, expected to begin in 2003;

•	the costs associated with completing safety studies and other preclinical activities and filing an investigational new drug application, or IND, for our lung and colorectal cancer vaccine candidate;

•	progress with other preclinical testing and clinical trials in the future;

•	our ability to establish and maintain collaborative research and development arrangements and license agreements;

•	the actual revenue we receive under our collaborative research and development agreements;

•	the actual costs we incur under our research collaboration with Bavarian Nordic;

•	the actual payment of license fees which may become payable at the option of the licensor;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and any other proprietary rights;

•	competing technological and market developments;

•	changes in our existing research relationships;

•	continued scientific progress in our drug discovery programs; and

•	the magnitude of our drug discovery and development programs.

We intend to seek additional funding through collaborative arrangements and license agreements, research grants or equity or debt financings. In the event we are able to obtain financing, it may not be on favorable terms. In addition, we may not be able to enter into additional collaborations to reduce our funding requirements. If we acquire funds by issuing securities, further dilution to existing stockholders will result, as was the case when we issued an additional 2,000,000 shares of common stock in December 2001. If we raise funds through additional collaborations and license agreements, we will likely have to relinquish some or all of the rights to product candidates or technologies that we may have otherwise developed ourselves. If we are unable to obtain funding, we may be required to cease development of some product candidates, reduce the scope of our operations, sell the Company or certain of its assets or technologies or cease operations.

Our history of operating losses and our expectations of continuing losses may hurt our ability to reach profitability or continue operations.

We have experienced significant operating losses since our inception in 1987. As of September 30, 2002, we had an accumulated deficit of $149.1 million. We expect to continue to incur substantial operating expenses and net operating losses for the foreseeable future, which may hurt our ability to continue operations. We have not generated revenues from the commercialization of any product. All of our revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants, certain asset divestitures and interest income. We expect that substantially all of our revenues for the foreseeable future will result from similar sources. To achieve profitable operations, we, alone or with collaborators, must successfully identify, develop, register and market proprietary products. We do not expect to generate revenues from the commercialization of any product for at least six years. We may not be able to generate sufficient product revenue to become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or yearly basis.

We are at an early stage of development, and we may experience delays and other problems in entering clinical trials.

We are an early stage research and development company, and only recently commenced our first phase I/II clinical trial for a vaccine. There are many factors outside of our control that may affect the timing of commencement of clinical trials of any of our vaccine candidates, and our clinical trials may not commence when planned or be completed within any anticipated time frame. We have already experienced unexpected delays in filing an IND for our therapeutic vaccine candidate targeting HIV, due to additional time necessary to complete all of the animal safety studies that were contemplated in our pre-IND discussions with the FDA. Although we expect to file an IND with the FDA for our therapeutic lung and colorectal vaccine candidate by late 2002 or early 2003, we may experience unexpected delays in our research and development efforts that would require us to postpone this filing or the commencement of clinical trials of this and other vaccine candidates. The FDA may comment or raise concerns or questions with respect to any IND that we file and, therefore, clinical trials may not begin when planned, if at all.

Our failure to obtain issued patents and, consequently, to protect our proprietary technology, could hurt our competitive position.

Our success will depend in part on our ability to obtain and enforce patent protection for our products, technologies and processes, both in the United States and other countries. Although we have filed various patent applications, our patent position is highly uncertain and involves complex legal and factual questions. Legal standards relating to the validity and scope of claims in epitope identification and other aspects of our technology field are still evolving. We cannot be sure that patents will issue from any of the patent applications that we own or license or that, if patents do issue, that claims allowed will be sufficiently broad to protect our vaccines, technologies and processes. For example, even though we have issued patents and have filed patent applications to cover the methods employed by our Epitope Identification System, or EIS, as well as the epitopes we identify using EIS, we cannot assure you regarding the breadth of claims that will be allowed in these patents. Other risks and uncertainties that we face with respect to our patents include the following:

•	the pending patent applications we have filed or to which we have exclusive rights may not result in issued patents or may take longer than we expect to result in issued patents;

•	the allowed claims of any patents that issue may not provide meaningful protection;

•	we may be unable to develop additional proprietary technologies that are patentable;

•	the patents licensed or issued to us may not provide a competitive advantage;

•	other companies may challenge patents licensed or issued to us;

•	disputes may arise regarding the invention and corresponding ownership rights in inventions and know-how resulting from the joint creation or use of intellectual property by us, our licensors, or collaborators; and

•	other companies may design around our patented technologies.

Our competitors may develop products that are more effective and that render our potential products obsolete.

The biotechnology industry continues to undergo rapid change, and competition is intense and is expected to increase. Our competitors may succeed in developing technologies, vaccines or other therapeutic products that are more effective than any of the products we are developing, which would render our technology and products obsolete and noncompetitive.

If we are unable to compete effectively in the highly competitive biotechnology industry, our business will fail.

Many companies and institutions compete with us in developing vaccines and other therapies to activate the body’s immune system or to otherwise treat or more effectively manage infectious diseases and cancer, including:

•	pharmaceutical companies;

•	chemical companies;

•	specialized biotechnology companies;

•	academic institutions; and

•	research organizations.

Many of the companies developing competing technologies and products have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical development, obtaining regulatory approvals and marketing than we do, and we may not be able to compete effectively against them.

Our vaccines under development address a range of cancer and infectious disease markets. The competition in these markets is extremely formidable. There are 16 drugs currently approved in the United States for HIV, and according to a PhRMA 2001 report on pharmaceutical drug development, there were 98 new product candidates in clinical development for HIV and related conditions, including 14 HIV vaccines. In addition, according to a PhRMA 2001 report on pharmaceutical drug development, there were 402 new product candidates in clinical development for the treatment of cancer, and at least 33 companies were developing more than 50 vaccines against various cancers. An important factor in competition may be the timing of market introduction of our vaccines and competitive products. Accordingly, the relative speed with which we can develop vaccines, complete the clinical trials and approval processes and supply commercial quantities of the vaccines to the market are expected to be important competitive factors. We expect that competition among products approved for sale will be based, among other things, on product effectiveness, safety, reliability, availability, price and patent position.

Litigation regarding intellectual property rights owned or used by us may be costly and time-consuming.

Litigation may be necessary to enforce any patents issued to us or to determine the scope and validity of others’ proprietary rights. In addition, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office, which could result in substantial costs to determine the priority of inventions.

If we become involved in litigation or interference proceedings, we may incur substantial expense, and the proceedings may divert the attention of our technical and management personnel, even if we ultimately prevail. An adverse determination in proceedings of this type could subject us to significant liabilities, allow our competitors to market competitive products without obtaining a license from us, prohibit us from marketing vaccines or other products or require us to seek licenses from third parties that may not be available on commercially reasonable terms, if at all. If we cannot obtain such licenses, we may be restricted or prevented from developing and commercializing our product candidates.

The enforcement, defense and prosecution of intellectual property rights, United States Patent and Trademark Office interference proceedings and related legal and administrative proceedings in the United States and elsewhere involve complex legal and factual questions. As a result, these proceedings are costly and time-consuming, and their outcome is uncertain. Litigation may be necessary to:

•	assert or defend claims of infringement;

•	enforce our issued and licensed patents;

•	protect our trade secrets or know-how; or

•	determine the enforceability, scope and validity of the proprietary rights of ours or others.

Unexpected side effects or other characteristics of our technology may delay or otherwise hurt the development of our vaccine candidates.

We are just starting our clinical trial for our first vaccine candidate, and there may be side effects that we may discover, including side effects that become apparent only after long-term exposure, even though our safety tests may indicate favorable results. We may also encounter technological challenges relating to these technologies and applications in our research and development programs that we may not be able to resolve. Any such unexpected side effects or technological challenges may delay or otherwise adversely affect the development, regulatory approval or commercialization of our drug candidates.

There are no therapeutic vaccines that have been approved for use by the FDA and our vaccines may not work, which would prevent us from ever becoming profitable.

Because there are not yet any therapeutic vaccines that have undergone the complete clinical development process and FDA review, there is still insufficient evidence that therapeutic vaccines will become products. Our business is dependent upon the concept of a therapeutic vaccine and, therefore, if therapeutic vaccines are found not to be safe or effective, we would never commercialize a product candidate and would never make a profit.

Adverse publicity regarding the safety or side effects of the technology approach or products of others could reduce our revenues and cause our stock price to fall.

Despite any favorable safety tests that may be completed with respect to our product candidates, adverse publicity regarding vaccines or products being developed or marketed by others could negatively affect us. If other researchers’ studies were to raise or substantiate concerns over the safety or side effects of vaccines or our technology approach or product development efforts generally, our reputation and public support for our clinical trials or products could be harmed, which would harm our business and could cause our stock price to fall.

Our research and development programs may not yield effective product candidates, which could prevent us from developing our products.

We cannot guarantee that our research and development programs will be successful in identifying vaccine candidates for clinical trials. Even if we do receive positive data during preclinical testing and during phase I and II clinical trials for our therapeutic vaccine candidate targeting HIV or any other candidates we may develop, this data cannot be relied upon as evidence that the clinical candidate will be safe and effective in humans, and data from phase III or other pivotal clinical trials may not be consistent with earlier data or be sufficient to support regulatory approval.

We may not identify the correct epitopes and, therefore, not develop a safe or effective vaccine.

Our strategy involves identifying multiple epitopes in order to create our vaccines. If we are unable to identify the correct epitopes, or if we are unable to combine them in the correct manner, to stimulate desired immune responses we may never develop a vaccine that is safe or effective in any of the indications that we are pursuing.

Our business is based on a novel technology, which has not been used in any commercial drugs, and may not work.

Our vaccine candidates use epitopes to stimulate specific T cell immune responses, but we are not aware of any commercial drugs that are based on this technology. Our technology related to T cell stimulation is unproven and may not produce any commercial vaccines.

If we cannot obtain and maintain strategic collaborations on acceptable terms in the future, we may not be able to develop some products.

We will need to enter into and maintain collaborative arrangements with pharmaceutical companies or other strategic partners both for development and commercialization of potential vaccine products in markets where it would be too costly or complex to do so on our own. To date, our only collaborations are with Genencor and Bavarian Nordic. If we are not able to enter into and maintain additional research and development collaborations or other collaborations in the future on acceptable terms, we may be forced to abandon development and commercialization of some vaccine product candidates.

If our collaboration or license arrangements are unsuccessful, our revenues and product development may be limited.

Our collaborations and license arrangements generally pose the following risks:

•	collaborators and licensees may not pursue further development and commercialization of potential products resulting from our collaborations or may elect not to renew research and development programs;

•	collaborators may delay clinical trials, underfund a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require new formulation of a product candidate for clinical testing;

•	expected revenue may not be generated because milestones may not be achieved and product candidates may not be developed;

•	collaborators could independently develop, or develop with third parties, products that could compete with our future products;

•	the terms of our contracts with our current or future collaborators may not be favorable to us in the future;

•	a collaborator with marketing and distribution rights to one or more of our products may not commit enough resources to the marketing and distribution of our products, limiting our potential revenues from the commercialization of a product;

•	disputes may arise delaying or terminating the research, development or commercialization of our product candidates, or result in significant and costly litigation or arbitration; and

•	collaborations may be terminated and we will experience increased operating expenses and capital requirements if we elect to pursue further development of the product candidate.

We may not be able to obtain licenses to technology that is necessary for us to develop products.

We may be required to enter into licenses or other collaborations with third parties in order to access technology that is necessary to successfully develop certain of our products. We may not successfully negotiate acceptable licenses or other collaborative arrangements that will allow us to access such technologies. If we cannot obtain and maintain license rights on acceptable terms to access necessary technologies, we may be prevented from developing some product candidates. In addition, any technologies accessed through such licenses or other collaborations may not help us achieve our product development goals.

We may not be able to commercialize our products under development if they infringe existing patents or patents that have not yet issued, and this would materially harm our ability to operate.

As is typical in the biotechnology industry, our commercial success will depend in part on our ability to avoid infringing patents issued to others or breaching the technology licenses upon which we might base our vaccines or other products. We are aware of patents issued to others that contain claims that may cover certain aspects of our or our collaborators’ technologies, including cancer vaccine epitopes and methods for delivering DNA vaccines to patients. Also, we are aware of a patent issued to a competitor having claims directed to HIV epitopes, which may cover aspects of our technology. We do not believe that any of these known patents are likely to require us to obtain a license in order to pursue the development or commercialization of our vaccine product candidates. However, we may be required to take a license under one or more of these patents to practice certain aspects of our vaccine technologies in the United States, and such a license may not be available on commercially reasonable terms, if at all. If we fail to obtain a license on acceptable terms to any technology that we need in order to develop or commercialize our vaccines or other products, or to develop an alternative vaccine or other product that does not infringe on the parent rights of others, we would be prevented from commercializing our vaccine, and our business would be harmed.

If we or our collaborators cannot cost-effectively manufacture vaccines in commercial quantities and for clinical trials in compliance with regulatory requirements, we or our collaborators may not be able to successfully commercialize the products.

We have not commercialized any products, and we do not have the experience, resources or facilities to manufacture vaccines on a commercial scale. We will not be able to commercialize any vaccines and earn product revenues unless we or our collaborators demonstrate that we can manufacture commercial quantities of vaccines in accordance with regulatory requirements. Among the other requirements for regulatory approval is the requirement that prospective manufacturers conform to the FDA’s Good Manufacturing Practices, or GMP, requirements specifically for biological drugs, as well as for other drugs. In complying with the FDA’s GMP requirements, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements.

We currently rely and intend to continue to rely on third-party contract manufacturers to produce materials needed for clinical trials and, ultimately, for product commercialization. Third-party manufacturers may not be able to meet our needs with respect to timing, quantity or quality. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we encounter delays or difficulties in our relationships with manufacturers, it may delay clinical trials, regulatory approvals and marketing efforts for our vaccines. Such delays could adversely affect our ability to earn revenues and our chances of achieving profitability. We cannot be sure that we can manufacture, either on our own our through contracts with outside parties, vaccines at a cost or in quantities that are commercially viable.

Pharmacia’s decision to end our collaboration has delayed and may limit our ability to develop our cancer epitope products, which may limit our ability to generate revenue.

Pharmacia terminated our research and development collaboration in November 2000 with respect to the production, use and sale of pharmaceutical products derived from our cancer epitopes and the use of these epitopes in therapeutic vaccines. We will not receive further revenues from Pharmacia under our prior collaboration. In light of the termination of our collaboration with Pharmacia, our preclinical or clinical development of drug candidates in our cancer program is delayed. We have not spent any time or money on the development of any of these candidates (other than our therapeutic lung and colorectal cancer vaccine candidate) because we do not have financial or other resources for such development at this time, and we may never develop any of those cancer epitope products, which could prevent us from ever commercializing a product.

If we do not successfully develop and commercialize our products, we may never generate significant revenues or become profitable.

We have not completed the development of any product and, accordingly, have not begun to market or generate revenues from the commercialization of any product. We do not expect to market any of our therapeutic or prophylactic vaccines or any other products for at least six years. If we do not successfully develop and commercialize products, we will never generate revenues that would allow us to become profitable.

The lengthy approval process and uncertainty of government regulatory requirements may impair our ability to develop, manufacture and sell any vaccines.

We and our collaborators cannot commercialize our vaccines or other products if we do not receive FDA or state regulatory approval to market our products. The regulatory process for new therapeutic drug products, including the required preclinical studies and clinical testing, is lengthy, uncertain and expensive. We and our collaborators may not receive necessary FDA clearances for any of our vaccines or other potential products in a timely manner, or at all. Once approved, we are subject to the continuing requirements of the FDA. Noncompliance with initial or continuing requirements can result in, among other things:

•	fines and penalties;

•	injunctions;

•	seizure of products;

•	total or partial suspension of product marketing;

•	failure of the government to grant a new drug application;

•	withdrawal of marketing approvals; and

•	criminal prosecution.

The length of the clinical trial process and the number of patients the FDA will require to be enrolled in clinical trials in order to establish the safety and efficacy of our products is uncertain. In addition, our clinical studies may not provide the FDA with sufficient clinical data to permit approval of a new drug application, or NDA, or a biologic license application, or BLA, even though we or our collaborators believe we are doing the right studies based on the protocol. The FDA or we and our collaborators may decide to discontinue or suspend clinical trials at any time if the subjects or patients who are participating in such trials are being exposed to unacceptable health risks or if the results show no or limited benefit in patients treated with the vaccine compared to patients in the control group.

Regulatory requirements are evolving and uncertain. Future United States or state legislative or administrative acts could also prevent or delay regulatory approval of our products. Even if we obtain commercial regulatory approvals, the approvals may significantly limit the indicated uses for which we may market our products.

The approval process outside the United States is also uncertain and may limit our ability to develop, manufacture and sell our products internationally.

To market any drug products outside of the United States, we and our collaborators are also subject to numerous and varying foreign regulatory requirements, implemented by foreign health authorities, governing the design and conduct of human clinical trials and marketing approval for vaccines or other drug products. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country, nor does the approval by foreign health authorities ensure approval by the FDA.

Even if we obtain regulatory approval, we may be required to perform additional clinical trials or change the labeling of our products if we or others identify side effects after our products are on the market, which could harm sales of the affected products.

If we or others identify adverse side effects after any of our vaccines or other drug products are on the market, or if manufacturing problems occur:

•	regulatory approval may be withdrawn;

•	reformulation of our products, additional clinical trials, changes in labeling of our products or changes to or re-approvals of our manufacturing facilities may be required;

•	sales of the affected products may drop significantly;

•	our reputation in the marketplace may suffer; and

•	lawsuits, including costly and lengthy class action suits, may be brought against us.

Any of the above occurrences could halt or reduce sales of the affected vaccines or other products or could increase the costs and expenses of commercializing and marketing these vaccines or other products.

If we are unable to protect our trade secrets, we may be unable to protect from competitors our interests in proprietary know-how that is not patentable or for which we have elected not to seek patent protection.

Our competitive position depends in part on our ability to protect trade secrets that are not patentable or for which we have elected not to seek patent protection. To protect our trade secrets, we rely primarily on confidentiality agreements with our collaborative partners, employees and consultants. Nevertheless, our collaborative partners, employees and consultants may breach these agreements and we may be unable to enforce these agreements. In addition, other companies may develop similar or alternative technologies, methods or products or duplicate our technologies, methods or vaccines that are not protected by our patents or otherwise obtain and use information that we regard as proprietary, and we may not have adequate remedies in such event. Any material leak of our confidential information into the public domain or to third parties could harm our competitive position.

If we lose our key scientific and management personnel or are unable to attract and retain qualified personnel, it could delay or hurt our epitope identification and vaccine development efforts.

We are highly dependent on the principal members of our scientific and management staff. We do not maintain key person life insurance on the life of any employee and, although we have an employment contract with Dr. Emile Loria, he may terminate his employment at any time. Our ability to identify epitopes, develop vaccines and achieve our other business objectives also will depend in part on the continued service of our key scientific and management personnel and our ability to identify, hire and retain additional qualified personnel. There is intense competition for qualified personnel in biochemistry, molecular biology, immunology and other areas of our activities, and we may not be able to continue to attract and retain such personnel necessary for the development of our business. Because of the intense competition for qualified personnel among technology-based businesses, particularly in the San Diego area, we may not be successful in adding technical personnel as needed to meet the staffing requirements of additional collaborative relationships. Our failure to attract and retain key personnel could delay or be significantly detrimental to our product development programs and could cause our stock price to decline.

We out-license technology outside of our core area of focus, and these licensees may not develop any products using our technology, which may limit our revenue.

We have licensed to third parties some of our technology in markets that we are not pursuing ourselves or with our collaborators. If these licensees are not successful in developing and commercializing products using our technology, our revenues would be limited. Our licensees may pursue alternative technologies or develop alternative products either on their own or in collaboration with others in competition with products developed under licenses or collaborations with us.

If we do not develop a sufficient sales and marketing force, we may not be able to successfully commercialize our products, which would limit our ability to earn product revenues.

We have no experience in sales, marketing or distribution. Before we can market any of our products directly, we must develop a substantial marketing and sales force with technical expertise and supporting distribution capability or obtain the assistance of one or more pharmaceutical companies with a large distribution system and a large direct sales force. If we cannot develop sales and distribution capabilities, or enter into effective arrangements with third parties in a timely manner on acceptable terms, we may not be able to successfully commercialize any products we may develop and may not earn product revenues. Other than our agreement with Genencor, we do not have any existing distribution arrangements with any pharmaceutical company for our vaccines under development. We cannot be sure that we can establish sales and distribution capabilities or successfully gain market acceptance for our products.

Some of our programs are funded by the government and, therefore, the government may have rights to certain of our technology and could require us to grant licenses of our technology to third parties.

We fund certain of our research and development related to our HIV and malaria programs pursuant to grants from the government. As a result of these grants, the government may have rights in the technology, including inventions developed with government funding. In addition, the government may require us to grant to a third party an exclusive license to any inventions resulting from the grant if the government determines that we have not taken adequate steps to commercialize inventions, or for public health or safety needs.

Adverse determinations concerning product pricing, reimbursement and related matters could prevent us from successfully commercializing products and impair our ability to generate revenues.

Our ability to successfully commercialize our vaccines or other products may depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and adequate third-party coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

Product liability risks may expose us to significant liability that could cause us to incur significant costs or cease developing our products.

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. While we currently have product liability insurance for an early stage clinical trial, we cannot be sure that we can maintain such insurance on acceptable terms or obtain acceptable insurance as we progress through product development and commercialization, or that our insurance will provide adequate coverage against potential liabilities, either in human clinical trials or following commercialization of any vaccines we may develop.

Our use of hazardous materials could expose us to significant costs.

Our research and development processes involve the controlled storage, use and disposal of hazardous materials, chemicals and radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and some waste products. The risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed our resources. We cannot be sure that compliance with environmental laws and regulations in the future will not entail significant costs, or that our ability to conduct research and development activities will not be harmed by current or future environmental laws or regulations.

The volatility of the price of our common stock may hurt our stockholders.

The market prices for securities of biotechnology companies, including our common stock, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are not necessarily related to the operating performance of such companies. Our stock price has been and will continue to be influenced by general market and industry conditions. In addition, the following factors may have a significant effect on the market price of our common stock:

•	announcements of technological innovations or new commercial vaccines or other therapeutic products by us or others;

•	governmental regulation that affects the biotechnology and pharmaceutical industries;

•	developments in patent or other proprietary rights;

•	developments in, or termination of, our relationships with our collaborators;

•	public concern as to the clinical results and/or the safety of drugs developed by us or others; and

•	announcements related to the sale of our stock.

Fluctuations in our financial performance from period to period also may have a significant impact on the market price of our common stock. We cannot predict what effect, if any, future sales of shares or the availability of shares for future sale will have on the market price of the stock. The market price of our common stock could drop due to sales of large number of shares in the market or the perception that sales of large numbers of shares could occur.

The subordination of our common stock to our preferred stock could hurt common stockholders and, upon conversion, our preferred stock will further dilute our holders of common stock.

Our common stock is expressly subordinate to our series S and series S-1 preferred stock in the event of our liquidation, dissolution or winding up. With respect to our series S preferred, any merger or sale of substantially all of our assets shall be considered a deemed liquidation. If we were to cease operations and liquidate our assets, we would first be required to pay $10 million to our holders of preferred stock and there may not be any remaining value available for distribution to the holders of common stock after providing for the series S and series S-1 preferred stock liquidation preference. In addition, due to adjustments to the conversion price of our series S preferred stock, in the event our series S preferred stock is converted to common stock, it will further dilute our holders of common stock.

The effect of anti-takeover provisions may deprive our stockholders from receiving a premium over the market price of our common stock.

Provisions of our certificate of incorporation and our stockholder rights plan may have the effect of deterring unsolicited take-over offers and thereby deprive our stockholders from a receiving a premium over the market price of our common stock. Our certificate of incorporation includes a provision that requires the approval of holders of at least 66 2/3% of our voting stock as a condition to a merger or certain other business transactions with, or proposed by, a holder of 15% or more of our voting stock. This approval is not required in cases where certain of our directors approve the transaction or where certain minimum price criteria and other procedural requirements are met. Our certificate of incorporation also requires the approval of holders of at least 66 2/3% of our voting stock to amend or change the provisions mentioned relating to the transaction approval. Finally, our certificate of incorporation provides that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting rather than by any consent in writing.

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

As of September 30, 2002, our officers, directors and those stockholders owning at least five percent of our outstanding stock together control approximately 62% of our outstanding common stock and Pharmacia holds 100% of our preferred stock. If some or all of these officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership also could depress our stock price.

PART II. OTHER INFORMATION
ITEM 1 LEGAL PROCEEDINGS

From time to time we are involved in certain litigation arising out of our operations. We are not currently engaged in any legal proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 10.1 Separation Agreement between Epimmune and Dr. Alessandro Sette dated October 14, 2002

Exhibit 10.2 Material Transfer Agreement between Epimmune and Dr. Alessandro Sette dated October 14, 2002

Exhibit 99.1 Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted)

Exhibit 99.2 Certification pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted)

(b)	Reports on Form 8-K during the third quarter

None.

EPIMMUNE INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPIMMUNE INC

Date: October 21, 2002	By:	/s/ Emile Loria

Emile Loria, M.D. President, Chief Executive Officer and Director

Date: October 21, 2002	By:	/s/ Robert De Vaere

Robert De Vaere Vice President, Finance and Administration, Chief Financial Officer, Assistant Secretary (Principal Financial and Accounting Officer)