Form 10-K
period 2002-12-31
EPIMMUNE INC
filed 2003-03-28
CIK 822206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, $.01 par value
(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes ☐         No ☑

     Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    Yes ☐         No ☑

     The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2002 was approximately $9.8 million, based on the closing price on that date of Common Stock on the Nasdaq National Stock Market.*

     The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 12,182,919 as of March 14, 2003.

     * Excludes 6,357,283 shares of Common Stock held by directors and officers and stockholders whose ownership exceeds 10% of the Common Stock outstanding on June 30, 2002. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

PART I

Item 1.	Business

      Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. These statements reflect management’s current views with respect to future events and financial performance and actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those discussed in the description of our business below and the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other SEC filings.

      EpimmuneTM, EISTM, EpiGeneTM and PADRE® are our trademarks and ImmunoSense and ImmunoStealth are our service marks.

Overview

      We are developing therapeutic vaccines that use multiple epitopes, or protein fragments, to specifically activate the body’s immune system for the more effective management of infectious diseases and cancer. In September 2002, we commenced a Phase I/ II clinical trial of our therapeutic, multi-epitope vaccine candidate EP HIV-1090 in patients infected with HIV-1, which is the predominant strain of HIV in North America and Western Europe. Patients enrolled in the trial will be immunized while receiving multiple antiretroviral drugs. The primary objective of this trial is to determine the safety and the effect on the immune system, or immunogenicity, of the EP HIV-1090 vaccine. The vaccine candidate is designed to induce a sufficiently potent immune response so that the patient’s immune system can control the virus, allowing the patient to suspend or stop taking antiretroviral drugs that have serious side effects and can induce drug resistance when taken over time. In February, we also commenced a Phase I/ II clinical trial of our therapeutic, multi-epitope vaccine candidate EP-2101 in patients with lung or colorectal cancer. The primary objective of this trial is to determine the safety and immunogenicity of the EP-2101 vaccine. In July 2001, we entered into a collaboration with Genencor International, Inc. for vaccines to treat or prevent hepatitis B virus, hepatitis C virus and human papilloma virus. In addition, we are conducting research and preclinical development of vaccines to treat breast, prostate and other cancers and vaccines for the prevention of HIV and malaria.

      Eliciting a strong cellular, or T cell, immune response is crucial for treating and preventing many infectious diseases and tumors. Clinical experience has shown that the cellular immune response is directly related to viral clearance and tumor regression in those patients who are able to clear chronic viral infection without treatment and in cancer patients who respond to immunotherapy, or treatment that stimulates an immune response. This successful cellular immune response includes activity of cytotoxic T cells, or CTLs, and helper T cells, or HTLs, which are directed toward specific antigen fragments, known as epitopes.

      Our vaccines are composed of proprietary epitopes that can stimulate specific T cell immune responses. We can rapidly identify such epitopes from any protein or gene sequence using EIS, which enables the rapid identification of novel epitopes that can stimulate specific CTL and HTL immune responses. These epitopes can be identified from any protein or gene sequence. In an attempt to establish a broad patent position, we have identified, evaluated and disclosed in our patent applications more than 54,000 epitopes. We also make analogs of the epitopes we discover by selectively altering their composition to increase vaccine potency, and we apply for patent protection for these analogs. We select a small subset of these epitopes and analogs, typically 10 to 50, to develop each of our vaccine candidates.

      Based on our scientists’ discoveries in the field, we believe we are establishing a broad intellectual property position directed toward the methods of epitope identification, epitope compositions and epitope uses in vaccines and diagnostics products.

      In February 2003, we preliminarily agreed with Anosys, Inc. to merge our operations to create a combined company focused on the field of immunotherapeutics and products for the treatment of cancer and infectious diseases. The all-stock transaction is subject to the parties entering into a definitive merger agreement, approval by the shareholders of both companies, obtaining commitments for capital resources to fund the combined company’s operations and various other conditions that must be satisfied prior to the merger.

Market Opportunities

     HIV

      It is estimated that approximately 940,000 people in North America and nearly 560,000 people in Western Europe are currently infected with HIV. According to estimates, in the United States alone, an additional 40,000 people are newly infected with HIV each year. The standard approach to treating HIV infection has been to lower viral loads by using drugs that inhibit two of the viral enzymes that are necessary for the virus to reproduce: reverse transcriptase inhibitors, or RTIs, protease inhibitors, or PIs, or a combination of these drugs. Current therapies based on combinations of RTIs or PIs, reduce HIV viral loads in many patients. In 2000, deaths attributable to HIV infection were reduced to approximately 15,000 from 38,000 in 1996, largely due to improvements in treatment regimens. Total sales in 2001 of approved RTIs and PIs exceeded $3.1 billion in the United States and $5.0 billion worldwide.

      While significant progress has been made in combating HIV, current treatments continue to have significant limitations, such as viral resistance, toxicity and non-adherence to the complicated treatment regiments. HIV is prone to genetic changes that can produce strains of HIV that are resistant to currently approved RTIs and PIs. Generally, HIV that is resistant to one drug within a class is likely to become resistant to the entire class, a phenomenon known as cross-resistance. As a result of cross-resistance, attempts to re-establish suppression of HIV viral load by substituting different RTI and PI combinations often fail. It is estimated that, in the United States, over 70% of patients currently taking medications have failed at least one regimen. Studies suggest that 10% to 15% of newly-infected HIV patients in the United States have become resistant to at least one member of each of the classes of currently approved anti-HIV drugs, and that number is believed to be growing.

      Over time, in addition to generating resistance to drugs, many patients develop intolerance to different medications. Data suggest that some HIV infected patients refuse to commence or continue taking RTIs and PIs, either alone or in combination, because of side effects and difficult dosing regimens. Several side effects commonly associated with currently approved anti-HIV drugs include neurological disorders, gastrointestinal disorders, diabetes-like symptoms, elevated cholesterol levels, other abnormal lipid metabolism and bone disorders. Dosing regimens can require taking as many as 30 pills per day. The emergence of drug-resistant strains of HIV, as well as toxic side effects associated with existing therapies, have heightened demand for new HIV therapies that work by different mechanisms of action, and have unique resistance profiles, fewer side effects and a simpler dosing regimen.

     Lung and Colorectal Cancer

      The World Health Organization (WHO) predicts that by 2020 there will be 15 million cases of cancer every year. In the United States approximately 1.25 million new cases of cancer are diagnosed annually and cancer is, by 2020, expected to surpass heart disease as the primary cause of death in adults. Of the various cancers, the four most common types include lung, breast, prostate and colorectal cancer. These four cancers have the greatest incidence of new cases and are responsible for the highest combined mortality, approximately 58.1% of all cancer deaths worldwide. In the United States alone, there were approximately 135,000 new cases of colorectal cancer diagnosed in 2001 and colorectal cancer represents the third highest incidence of any cancer for American men. In 2001 an estimated 56,000 deaths in the United States were attributed to colorectal cancer. Cancer of the lungs continues to be a major health problem with a very high mortality rate and represents the leading cause of cancer death in the United States. Approximately 170,000 new lung cancer cases were diagnosed in the United States in 2001, and an estimated 160,000 patients died from lung cancer. In addition more than 75% of cancers are expected to occur in individuals over the age of 50 and demographic trends clearly show an aging population.

      The current course of treatment for lung cancer includes surgery, if possible, followed by various regimens of radiation and chemotherapy to try to destroy cancer cells that have spread. Chemotherapy causes well-known adverse side effects such as hair loss, decreased function of various organs, and a substantial suppression of the immune system, leading to susceptibility to other diseases. The side effects of these treatments, combined with relatively low success rates for most cancers, have led to the need for development of different methods of treatment. The unmet needs for more effective cancer treatments provide a significant market potential for emerging therapeutics. Current pharmaceutical therapies for lung cancer include taxanes, platinun-based drugs and nucleoside analogs, with combined sales exceeding $2.3 billion in 2001. Drug therapies for colorectal cancer had combined sales in excess of $700 million in 2001. According to a PhRMA 2001 report on pharmaceutical drug development, there were 402 new product candidates in clinical development for the treatment of cancer and at least 33 companies were developing more than 50 vaccines against various cancers.

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

      The antibody immune response is involved primarily in the prevention of diseases. Antibodies are proteins produced by the body in response to disease causing agents known as pathogens. Antibodies bind to pathogens, including viruses and bacteria, and block their ability to infect cells. Preventative vaccines that trigger an antibody-based immune response have been very successful in reducing the incidence of several deadly diseases, including polio and measles. These vaccines generally consist of weakened or attenuated pathogens that stimulate the production of antibodies. However, these types of vaccines have not been effective in the prevention or treatment of many serious diseases, including cancers and infectious diseases.

      The cellular, or T cell-based, immune response is involved primarily in combating cancers and infectious diseases. T cells are specialized white blood cells that are normally produced by the body to kill cancer cells and infected cells. The cellular immune response begins when specialized immune cells, called antigen-presenting cells, capture antigens, the structural components that distinguish cancers and pathogens from normal tissues. Once inside antigen-presenting cells, these protein antigens are broken down into small peptide fragments, called epitopes that are subsequently displayed on the surface of the antigen-presenting cell. T cells continually scan the surface of antigen-presenting cells for epitopes bound to a cell surface receptor referred to as the major histocompatibility complex, or MHC. If T cells recognize displayed epitopes as foreign or non-self, the T cells replicate rapidly and then search for and kill other diseased cells displaying those same epitopes.

      Significant scientific evidence suggests that cancers and infections trigger a T cell-based immune response during the initial course of disease progression. For diseases such as the ones we are targeting, this immune response alone is usually insufficient to eradicate the disease. Studies have analyzed the effective cellular response in individuals who clear chronic viral infection without treatment, and in cancer patients who respond to immunotherapy. This effective cellular response is comprised of CTL and HTL directed toward multiple, discrete, specific, antigen-specific epitopes. Therapeutic vaccines attempt to recreate this successful multi-specific CTL and HTL response.

      To date, efforts to develop vaccines that stimulate multi-specific T cell responses sufficient to selectively and accurately target and kill diseased cells have failed. We believe this failure is due to one or both of the following:

•	the inability of drug developers to identify the antigens appropriate to induce the desired immune response; and

•	the inability to present or display these relevant antigens in a manner that induces T cell responses sufficiently potent and broad enough to actually destroy diseased cells.

      Although we have not yet completed either of our Phase I/ II clinical trials, based on our animal study data thus far, we believe our technology and vaccine candidates specifically address these issues.

Our Approach

      Our approach to T cell vaccine development is to rationally create a multi-specific cellular response, causing the immune system to be stimulated specifically against multiple, select epitopes, which meet stringent criteria. We have developed our proprietary technology, known as EIS, to rapidly identify these antigen-specific epitopes from the genetic information of tumor-associated antigens or infectious agents (such as viruses, bacteria and parasites).

      Our approach of using epitopes in vaccine development offers several distinct advantages over traditional vaccine approaches.

•	Enhanced Potency: For some diseases, such as cancer, whole antigens or even naturally occurring epitopes may not be sufficient to generate an effective immune response. In contrast, we are selectively altering the composition of specific epitopes in vaccines to enhance the desired immune response.

•	Sustained Efficacy: We select multiple epitopes from conserved regions of multiple viral or tumor-associated antigens, increasing the likelihood that the vaccine will continue to elicit an effective immune response as the virus or tumor changes.

•	Improved Safety: The use of selected, well defined, epitopes is designed to elicit a specifically targeted immune response with fewer undesired side effects than can be caused by whole antigen vaccines.

•	Better Quality Control: Our approach allows us to develop well-characterized, fully synthetic vaccines with a high degree of consistency, simplifying manufacturing and product characterization.

•	Broader Disease and Population Coverage: We are designing vaccines using multiple epitopes so that our vaccines can address different strains of a disease or be used to treat the world’s diverse population, regardless of varying genetic profiles.

Our Vaccine Product Candidates

      We have a number of vaccine product opportunities as described in the following table:

Commercialization
Indication	Product Development Stage(1)	Rights

Infectious Diseases
Therapeutic Vaccines
HIV	Phase I/II Clinical Trial	Epimmune
Hepatitis B	Preclinical	Genencor
Hepatitis C	Preclinical	Genencor
Papilloma virus	Preclinical	Genencor
Prophylactic Vaccines
HIV	Preclinical	Epimmune
Malaria	Preclinical	Epimmune
Hepatitis C	Preclinical	Genencor
Cancer
Therapeutic Vaccines
Colorectal	Phase I/II Clinical Trial	Epimmune
Lung	Phase I/II Clinical Trial	Epimmune
Breast	Preclinical	Epimmune
Prostate	Epitope/Antigen Identification	Epimmune
Ex Vivo Immunotherapy
Various Solid Tumors	Preclinical	Nexell
Various Solid Tumors	Preclinical	Anosys
Various Solid Tumors	Preclinical	IDM

(1)	By using the term Epitope/ Antigen Identification, we mean that we are discovering, evaluating and selecting epitopes for inclusion in candidate vaccines that would be advanced to preclinical development. By using the term Preclinical, we mean that we have identified and selected specific epitope compositions for inclusion in a vaccine and are conducting preclinical testing aimed at optimizing the construction, formulation and manufacture of the vaccine and toxicology studies with the objective of filing an investigational new drug application or IND with regulatory authorities.

     Therapeutic Vaccine for HIV

      We commenced our Phase I/ II clinical trial of our EP HIV-1090 therapeutic, multi-epitope vaccine in HIV-1-infected patients in September 2002. The initial Phase I/ II trial is a double blind, placebo-controlled, dose escalation study and will include approximately 40 patients. The primary objective of this study is to determine the safety and the immunogenicity of the vaccine as measured by the quantity and breadth of CTLs generated. Completion of the Phase I/ II trial and final data are expected in the second quarter of 2004.

      Our EP HIV-1090 vaccine is composed of 21 CTL epitopes, which were selected from conserved regions of multiple HIV proteins using our EIS proprietary technology. The use of conserved epitopes is expected to make it much less likely that the virus will develop genetic changes or mutations that can escape the vaccine-induced immune response. The vaccine candidate will be delivered as DNA combined with PVP, a polymer shown to increase the potency of DNA vaccines in animal studies. In addition, the vaccine will include our PADRE universal helper T cell epitope, which is designed to enhance the magnitude and duration of CTL response. We have filed several patent applications in the United States and abroad that disclose the epitopes comprising the EP HIV-1090 vaccine construct, both as individual epitopes and as our EP HIV-1090 minigene construct itself. The applications are at various stages of prosecution.

      Patients enrolled in the trial will be immunized while receiving multiple antiretroviral drugs, a regimen termed highly active antiretroviral therapy, to reduce the suppressive effects that HIV has on the immune system. The goal of our vaccine is to induce a sufficiently potent immune response so that the patient’s immune system can control the virus, allowing the patient to suspend or stop taking the antiretroviral drugs that can have serious side effects and induce drug resistance when taken over time.

     Therapeutic Vaccine for Lung and Colorectal Cancer

      We commenced our Phase I/ II clinical trial of our EP-2101 therapeutic, multi-epitope vaccine in lung and colorectal cancer patients in February 2003. Primary objectives of this initial Phase I/ II trial will be to determine the safety and immunogenicity of the EP-2101 vaccine. Completion of the Phase I/ II trial and final data are expected in the second quarter of 2004. This initial clinical trial will involve approximately 25 cancer patients who have had surgery to remove the majority of the cancer cells. Patients, who have had surgery to remove the majority of the cancer cells, generally have normal immune system function.

      Our initial cancer vaccine candidate is composed of multiple tumor-specific CTL epitopes that were selected from tumor-associated antigens using our proprietary processes. Some of the epitopes have been modified to create analogs in order to enhance the potency of the T cell response induced by the vaccine. The vaccine candidate will be delivered as an injection of peptide epitopes in combination with conventional therapies. In addition, the vaccine candidate will include our PADRE universal helper T cell epitope. We have filed several patent applications in the United States and abroad that disclose the individual peptides that comprise our initial cancer vaccine candidate. These applications are also in various stages of prosecution. In addition, we plan to file one or more applications directed to the specific epitopes comprising the vaccine to be delivered in the form of peptides and an adjuvant within the next several months.

      Clinical trial results and studies conducted by others correlating T cell infiltration into tumors with a more favorable prognosis indicate that T cells can play an important role in the control and elimination of cancer cells. However, because cancer cells are inefficient at inducing anti-cancer T cell responses, tumors grow and metastasize without attracting the attention of the immune response. Also, once tumors become large, they suppress the immune system by liberating factors that inhibit T cell activation. Following standard therapy to remove the majority of the cancer cells, our vaccine will be administered to patients in order to induce a strong T cell response that we believe will eliminate any remaining cancer cells and prevent disease recurrence.

     Other Vaccines

      In addition, we and our strategic collaborators are conducting research and preclinical development of vaccines to treat breast, prostate and other cancers, hepatitis B, hepatitis C and human papilloma virus and vaccines for the prevention of hepatitis C, HIV and malaria. We believe our technology has broad applicability and will allow us to develop vaccines to pursue these cancer and infectious disease indications.

Our Technology

     Epitope Identification System (EIS)

      We developed and optimized EIS based on extensive work over the past eleven years in the field of T cell recognition and stimulation. Our intellectual property portfolio includes one issued patent and several pending patent applications having claims directed to peptide epitopes and methods of using sequence motifs to identify and make peptide epitopes. With the genetic sequence of a tumor-associated antigen, virus, bacteria or parasite as input, we use EIS to rapidly identify antigen-specific epitopes that meet pre-determined criteria for broad conservation, binding, population coverage and immunogenicity.

•	We use computer algorithms to analyze the sequence of all known antigens associated with the target disease for the presence of peptides that contain specified types of epitopes from conserved regions of the antigens.

•	We synthesize peptides that meet these requirements and perform in vitro assays to assess binding to human MHC molecules referred to as human leukocyte antigens, or HLA.

•	We evaluate peptides to assess their ability to bind broadly to a spectrum of MHC molecules referred to as HLA. We identify epitopes from these peptides that enable broad population coverage for the vaccine being developed.

•	We then test peptides for immunogenicity, both in vivo in transgenic mice, which express HLA, and in vitro against infected or transfected cells.

      Using EIS, we have already identified T cell epitopes for a number of diseases, including breast, colon, lung and prostate cancers, as well as hepatitis C virus, hepatitis B virus, human papilloma virus, HIV and malaria.

     Multi-Epitope Vaccines

      Our candidate vaccines for each cancer and infectious disease indication are comprised of the particular epitopes that can stimulate the specific T cells needed to combat the relevant indication. We select epitopes for a target indication using EIS and then combine them to form an epigene, a string of DNA coding for select epitopes from several antigens. In animal models, epigene vaccines have elicited strong multi-specific T cell responses that are both stronger and broader than the responses generated by whole antigen DNA vaccines.

      The first of our candidate vaccines to enter human clinical trials is a therapeutic vaccine targeting HIV. The vaccine incorporates multiple CTL epitopes from six HIV associated antigens and our PADRE universal helper T cell epitope. We began a Phase I/ II clinical trial of our EP HIV-1090 therapeutic, multi-epitope vaccine in HIV-1 infected patients in September 2002.

      In addition to the Phase I/ II clinical trial for our HIV vaccine, we are advancing epigene candidate vaccines for HIV, hepatitis B virus, hepatitis C virus and human papilloma virus in preclinical development. To be effective in treating or preventing HIV, hepatitis B virus, hepatitis C virus and human papilloma virus, vaccines should target multiple strains of the virus and induce T cells directed at conserved regions of the virus. Our candidate vaccines incorporate epitopes, which are selected from multiple viral proteins and from highly conserved regions of the virus.

     PADRE

      Our PADRE universal helper T cell epitope consists of a family of small (13 amino acid), synthetic proprietary molecules that are potent immunostimulants, meaning that they stimulate the immune response. When combined with disease-specific antigens, PADRE induces important signals that enhance the antigen-specific immune response, enabling the production of more effective antibody responses. We believe that PADRE offers several advantages over the immunogenic carrier proteins traditionally used to enhance antibody vaccines:

•	PADRE can be easily synthesized and its linkage to an antigen readily characterized, whereas the carrier proteins traditionally used to enhance immune response can complicate manufacturing;

•	The antibody responses generated by PADRE are primarily specific to the vaccine antigen, rather than to PADRE, whereas carrier proteins generate high antibody responses specific primarily to the carrier protein itself rather than to the vaccine antigen, which can render the vaccine ineffective; and

•	Because it simplifies vaccine manufacture and induces antibodies primarily specific to the vaccine antigens with which it is used, PADRE could simplify the development of combination vaccines, whereas the use of carrier proteins is generally limited to vaccines containing single protein antigens.

      We are evaluating several antibody vaccine opportunities, primarily as licensing opportunities with others. The vaccines being considered target cancers, bacteria, autoimmune disorders and neurologic diseases. All of these vaccine opportunities incorporate our PADRE technology with one or more target antigens. We use our PADRE technology in all of our T cell vaccines and have licensed this technology to several of our corporate collaborators.

     ImmunoStealth Technology

      Although an enhanced immune response is critical in combating many diseases, in some cases, immunogenicity is a barrier to further development of potential therapeutic products. This barrier is often discovered only late in the development process. Helper T cells play a central role in the body’s immune response, including stimulating B cells to produce antibodies. Using our ImmunoStealth technology, we can identify helper T cell epitopes in a product candidate and modify them to potentially reduce or eliminate recognition by helper T cells, thereby enhancing the safety and efficacy of the product. We are exploring opportunities, both internally and with potential partners, for using our ImmunoStealth technology at both an early stage and at later stages in the discovery process to identify and potentially eliminate undesirable antibody responses to proteins used as therapeutic drugs or in consumer products.

Collaborations and Licenses

      We intend to continue to seek research and development collaborations with multiple pharmaceutical and biotechnology companies to develop and commercialize therapeutic and prophylactic vaccines for select infectious disease and tumor types. Our unique capabilities include expertise in identifying those epitopes from viral and tumor-associated antigens that elicit the desired immune response as well as expertise in creating and evaluating product candidates that elicit a potent immune response.

Collaboration and Technology In-License Agreements

      Genencor International, Inc. In July 2001, we entered into a collaboration with Genencor International, Inc. pursuant to which we exclusively licensed to Genencor our PADRE and epitope technologies for vaccines to treat or prevent hepatitis B, hepatitis C and human papilloma virus. In connection with this collaboration, we received an upfront license fee. In addition, Genencor made an initial ten percent equity investment in our common stock at a premium to the market price and, if certain conditions are met, has the right to acquire up to 500,000 additional shares of Epimmune common stock. Under our agreement with Genencor, we may receive a total of approximately $60 million in payments, including the initial equity investment but excluding royalties. In January 2002, we received a payment from Genencor for achievement of our first milestone, identification of a product candidate to treat chronic hepatitis B infection. In addition, Genencor fully funds our research in these specific indications and is obligated to pay us royalties on sales of any products that may be developed under the collaboration. The initial collaboration had a term through September 2003, and in October 2002, was extended to September 2004. Genencor has the right to terminate the agreement if we breach our obligations under the collaboration agreement or upon certain force majeure events.

      Valentis, Inc. In December 2000, as amended in October 2002, we licensed gene delivery technology on a nonexclusive basis from Valentis, Inc. for preventive and therapeutic DNA vaccines against HIV and hepatitis C virus. In October 2002, we licensed the same gene delivery technology on a nonexclusive basis from Valentis for preventive and therapeutic DNA vaccines against cancer. In connection with both licenses, we paid an upfront license fee and will make payments to Valentis upon achievement of certain clinical milestones and pay royalties on sales of any products incorporating the Valentis technology.

      Bavarian Nordic A/S. In November 2001, we entered into a collaboration agreement with Bavarian Nordic A/S to combine our technology and expertise in the fields of T cell epitope identification and vaccine design with Bavarian Nordic’s vaccine delivery technology and manufacturing expertise to develop vaccines for the treatment or prevention of HIV infection. We will share equally with Bavarian Nordic in all research related expenses during the five-year term of this collaboration.

License Options Agreements

      Elan Corporation, plc. In April 2001, we entered into a license and option agreement with Elan, which gives Elan an exclusive license to evaluate our PADRE technology in animal studies and Phase I clinical trials for prevention and treatment of neurodegenerative conditions including Alzheimer’s Disease. Elan also has the right to negotiate an exclusive license for continued development and commercialization of products using the technology in that field. In connection with the agreement, we received an upfront license fee.

      Aventis Pasteur Limited. In July 2002, we entered into an evaluation and license option agreement with Aventis Pasteur Limited, which gives Aventis, for a limited period of time, the right to exercise its option to license from us certain epitopes from two cancer associated antigens. Aventis Pasteur will evaluate the epitopes for possible integration into its poxvirus therapeutic cancer vaccine program. In the event Aventis Pasteur exercises its option under the agreement, the parties have agreed to negotiate an exclusive license to be granted to Aventis Pasteur to allow it to use the epitopes in connection with its proprietary poxvirus delivery system in several cancer fields. We received an evaluation license fee and are further entitled to receive a license fee if Aventis Pasteur exercises its option. In the event Aventis exercises its option, and the parties successfully negotiate a license agreement, we may be entitled to receive commercialization milestone payments and royalties on product sales if Aventis Pasteur develops products using our technology.

      Immuno-Designed Molecules, S.A. In October 2002, we entered into an evaluation and license option agreement with Immuno-Designed Molecules, S.A. for certain cancer antigens for use in IDM’s ex vivo cancer therapy program. Under the terms of the agreement, IDM had 120 days from the date of the option agreement to evaluate the epitopes and exercise its option to license certain patented and non-patented rights to our universal cancer epitope packages for use in ex vivo cancer therapy. In February 2003, IDM exercised its option and we are negotiating a license agreement whereby we will grant IDM a non-exclusive license to use the epitopes in connection with its DendritophageTM ex vivo technology. We received an evaluation license fee when we entered into the evaluation and license option agreement and a license fee when IDM exercised its option. In the event the parties enter into a license agreement, we may be entitled to receive commercialization milestone payments and royalties on product sales if IDM develops products using our technology.

      Beckman Coulter, Inc. In January 2003, we entered into an option and license agreement with Beckman Coulter, Inc. under which Beckman Coulter may acquire a non-exclusive, worldwide license to certain Epimmune epitopes on an epitope-by-epitope basis for certain infectious diseases and cancer indications. Beckman Coulter may use these epitopes for research and diagnostic applications in connection with their MHC Tetramer and other immune response monitoring technologies. Under the terms of the agreement, we are entitled to annual option fees. In the event that Beckman Coulter exercises its option to acquire a license to any specific epitope, we will be entitled to additional license fees for each epitope and royalties on product sales in the event any products are commercialized using our technology.

License Agreements for Technology Outside our Areas of Focus.

      Nexell Therapeutics, Inc. In March 2001, we entered into a license agreement with Nexell Therapeutics Inc. granting Nexell a non-exclusive license to certain cancer antigens and associated technology for use in ex vivo cell therapy. In connection with the agreement, we received an upfront license fee. We are also entitled to receive milestone and royalty payments on product sales, if any products are developed. In May 2002, Nexell publicly announced that they were winding down their operations.

      Pharmexa A/S. In June 2001, we entered into a license agreement with Pharmexa A/ S granting Pharmexa a non-exclusive license to our PADRE technology for use in connection with Pharmexa’s AutoVacTM technology for controlling autoimmune diseases. In connection with the agreement, we received an upfront license fee and are also entitled to receive milestone and royalty payments on product sales, if any products are developed.

      Biosite Incorporated. In August 2001, we entered into a license agreement with Biosite Incorporated granting Biosite a non-exclusive, irrevocable license to our PADRE technology for use in connection with Biosite’s antibody technology which can be used to discover any target and its utility as a target for diagnostic or therapeutic products. In connection with the agreement, we received an upfront license fee.

      Anosys Inc. In August 2001, we entered into a license agreement with Anosys Inc., formerly AP Cells, granting Anosys a non-exclusive license to certain cancer antigens and associated technology for use in ex vivo cell therapy. In connection with the agreement, we received an upfront license fee and are also entitled to receive milestone and royalty payments on product sales, if any products are developed. In the event we merge with Anosys, this agreement will be terminated.

Government Research Funding

      In October 2002, we were awarded a contract from the National Institute of Allergy and Infectious Diseases, or NIAID, an institute of the National Institutes of Health, or NIH, to conduct research and development aimed at developing a malaria vaccine. The award is part of the NIAID’s Millennium Vaccine Initiative that solicits vaccine technology from the private sector to accelerate the development of effective vaccines for malaria and tuberculosis. The program is composed of a Phase A feasibility study and an option for a Phase B development program for a total potential value of $3.5 million over five-years. We are working with investigators at the Naval Medical Research Center on the program. In June 2001, we were also awarded a NIH grant to continue our work in collaboration with the U.S. Naval Medical Research Center to develop a vaccine against malaria. We completed this work in May 2002.

      In August 2000, we were awarded a $3.8 million grant from the Integrated Preclinical/ Clinical Program of the NIH, Division of AIDS, for the development of our vaccine to treat people infected with HIV. Pursuant to the terms of the grant, the government agreed to fund a four-year program designed to evaluate Epimmune’s epitope-based vaccines as a therapeutic strategy for the treatment of HIV-1-infected individuals on highly active antiretroviral therapy. The current Phase I/ II clinical trial for the treatment of HIV, as well as preclinical activities, is being sponsored in part by this grant.

Former Collaboration with Searle, Now Pharmacia

      In November 2000, we were notified by Pharmacia, that following the merger between Pharmacia and Monsanto, the parent of Searle, they would not continue funding cancer vaccine programs, including the collaboration that we had formed with Searle.

Patents, Proprietary Rights and Licenses

      Our success will depend in part on our ability to obtain patents having claims directed to our products and processes, both in the United States and other countries. The patent position of biotechnology and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. We file patent applications, as we believe appropriate that cover our proprietary technology.

      We have developed our patent portfolio over approximately the past ten years. The patents and patent applications in our patent portfolio include claims directed to epitope identification, epitope analogs, methods for identifying epitopes and epitope analogs, vaccine design, specific vaccines and our PADRE universal HTL epitope and ImmunoStealth epitope modification technologies. As of March 14, 2003, our intellectual property portfolio includes 20 issued United States patents, 39 issued foreign patents, 56 applications pending in the United States and 138 foreign applications pending, and licenses to other intellectual property relevant to epitope discovery and gene delivery.

      These patent applications and patents in the portfolio are owned by or are under license to us. We cannot be certain that patents will issue from the patent applications we have filed or licensed, or that if patents do issue, that issued claims in those patents will be sufficiently broad to exclude others from making or using our products and processes. In addition, we cannot be certain that third parties will not challenge, invalidate or circumvent any patents issued to us, or that the rights granted thereunder are sufficiently broad to exclude others from making or using our products and processes.

      As is typical in the biotechnology industry, our commercial success will depend in part on our ability to avoid infringing patents issued to competitors or breaching the technology licenses upon which we might base our products. If we fail to obtain a license to any technology that we require to commercialize our products, or to develop an alternative compound and obtain regulatory approval within an acceptable period of time if required to do so, our business would be harmed. Litigation or the threat of litigation, which could result in substantial costs to us, may also be necessary to enforce the claims in any patents issued to us, to defend ourselves against any patents owned by third parties that are asserted against us, or to determine the scope and validity of others’ proprietary rights. In addition, we may have to participate in one or more interference proceedings declared by the United States Patent and Trademark Office, which could result in substantial costs to determine the priority of inventorship.

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

      We also attempt to protect our proprietary products and processes in part by confidentiality agreements with our collaborative partners, employees and consultants. These agreements may be breached, and we may not have adequate remedies for any breach, and our trade secrets may become known or be independently discovered by competitors.

Competition

      The biotechnology industry continues to undergo rapid change and competition is intense and is expected to increase. Our competitors may succeed in developing technologies and products that are more effective or affordable than any of the products we are developing or which would render our technology and products obsolete and noncompetitive. We compete with many public and private companies, including pharmaceutical companies, chemical companies, specialized biotechnology companies and academic institutions. There are 16 drugs currently approved in the United States for HIV, and according to a PhRMA 2001 report on pharmaceutical drug development, there were 98 new product candidates in clinical development for HIV and related conditions, including 14 HIV vaccines. In addition, according to a PhRMA 2001 report on pharmaceutical drug development, there were 402 new product candidates in clinical development for the treatment of cancer, and at least 33 companies were developing more than 50 vaccines against various cancers. Many of our competitors have substantially greater experience, financial and technical resources and production, marketing and development capabilities than us. In addition, many of our competitors have significantly greater experience conducting preclinical studies and clinical trials of new products, and in obtaining regulatory approvals for such products. Accordingly, some of our competitors may succeed in obtaining, developing and commercializing products more rapidly or effectively than us, or in developing technology and products that would render our technology and products obsolete or noncompetitive. We are aware of companies that are pursuing the development of pharmaceuticals that target the same diseases that we are targeting. These and other efforts by potential competitors may be successful, and other technologies may be developed to compete with our technologies. If we cannot successfully respond to technological change in a timely manner, our commercialization efforts may be harmed.

      In addition, our products under development address a range of markets. Almost all large pharmaceutical companies have programs for infectious diseases and cancer. Our competition will ultimately be determined in part by the potential indications for which our compounds are developed and ultimately approved by regulatory authorities. An important factor in competition may be the timing of market introduction of our products and competitive products. Accordingly, the relative speed with which we can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market are expected to be important competitive factors. We expect that competition among products approved for sale will be based, among other things, on product effectiveness, safety, reliability, availability, price and patent position.

      Our competitive position also depends upon our ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the often-substantial period between technological conception and commercial sales.

Government Regulation

      Our research and development activities and any future manufacturing and marketing of our products are subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation by the Food and Drug Administration, or FDA. The process from development to approval typically takes between 7 and 12 years, depending upon the type, complexity and novelty of the pharmaceutical product. The Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. In addition to FDA regulations, we are also subject to other federal and state regulations such as the Occupational Safety and Health Act and the Environmental Protection Act. Product development and approval within this regulatory framework involves the expenditure of substantial resources. In addition, this regulatory framework may change and additional regulation may arise at any stage of our product development, which may affect approval or delay an application or require additional expenditures.

      The steps required before a pharmaceutical agent may be marketed in the United States include:

•	preclinical laboratory and animal tests,

•	the submission to the FDA of an application for an IND, which must become effective before human clinical trials may commence in the United States,

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug,

•	the submission of a new drug application, or NDA, or a biologic license application, or BLA to the FDA, and

•	the FDA approval of the NDA or BLA prior to any commercial sale or shipment of the drug.

      In addition to obtaining FDA approval for each product, each domestic drug-manufacturing establishment must be registered with, and approved by, the FDA. Drug product manufacturing establishments located in California also must be licensed by the state of California in compliance with separate regulatory requirements.

      Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the safety and efficacy of the product and its formulation. The results of the preclinical tests are submitted to the FDA as part of an IND and subsequently when additional non-clinical work is completed and, unless the FDA objects, the IND will become effective 30 days following its receipt by the FDA. Submission of an IND may never result in the commencement of human clinical trials.

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

      Clinical trials are typically conducted in three sequential phases prior to product approval, but the phases may overlap. Phase I involves the initial introduction of the drug into healthy human subjects and often into patients as well. In Phase I, the drug is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II involves studies in a limited patient population to:

•	determine the effectiveness of the drug for specific targeted indications,

•	determine dosage tolerance and optimal dosage and regimen, and

•	identify possible adverse side effects and safety risks.

      When a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to evaluate clinical efficacy further and to test further for safety within an expanded patient population at multiple clinical study sites. Even after NDA or BLA approval, the FDA may require additional Phase IV clinical trials. The FDA reviews both the clinical plans and the results of the trials and may discontinue the trials at any time if there are significant safety issues.

      The results of the preclinical tests and clinical trials and other data are submitted to the FDA in the form of an NDA or BLA for marketing approval. The testing and approval process is likely to require substantial time and effort and any approval may not be granted on a timely basis, or may not be granted at all. The approval process is affected by a number of factors, including the severity of the disease, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Additional animal studies or clinical trials may be requested during the FDA review period and may delay marketing approval. After FDA approval for the initial indications, further clinical trials may be necessary to gain approval for the use of the product for additional indications. The FDA mandates that adverse effects be reported to the FDA and may also require post-marketing testing to monitor for adverse effects, which can involve significant expense.

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

      The Prescription Drug User Fee Act of 1992, as amended, requires companies engaged in pharmaceutical development, such as our company, to pay user fees in the amount of at least $100,000 upon submission of an NDA. We do not believe that this requirement will harm our business.

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

Manufacturing

      To be successful, our products and the products of our partners must be manufactured in commercial quantities in compliance with regulatory requirements and at an acceptable cost. We have not commercialized any products, nor have we demonstrated that we can manufacture commercial quantities of our product candidates or our partners’ product candidates in accordance with regulatory requirements. If we cannot manufacture products in suitable quantities in accordance with regulatory standards, either on our own our through contracts with third parties, it may delay clinical trials, regulatory approvals and marketing efforts for such products. Such delays could adversely affect our competitive position and our chances of achieving profitability. We cannot be sure that we can manufacture, either on our own or through contracts with third parties, such products at a cost or in quantities, which are commercially viable. We currently rely and intend to continue to rely on third-party contract manufacturers to produce materials needed for clinical trials and, ultimately, for product commercialization.

Employees

      As of March 14, 2003, we employed 52 individuals full-time, of whom 40 were engaged in research and development, and 19 of whom hold Ph.D. or M.D. degrees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

Available Information

      Our website address is www.epimmune.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

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

      Assuming that we do not complete the merger with Anosys and related financing, we anticipate that our existing cash and investments and interest earned thereon, along with the cash receipts related to existing contracts will enable us to maintain our current and planned operations only through December 2003. We will continue to spend substantial amounts on research and development, including amounts spent for manufacturing clinical supplies, conducting clinical trials for our product candidates and expanding our drug development programs. Therefore, we will need to raise additional funding and we do not have committed external sources of funding and may not be able to obtain any additional funding, especially if weak market conditions persist for biotechnology companies. Our future operational and capital requirements will depend on many factors, including:

•	whether we complete the merger with Anosys and related financing;

•	the costs associated with our clinical trials for our vaccine targeting HIV, which began in September of 2002;

•	the costs associated with our clinical trials for our vaccine targeting lung and colorectal cancer, which began in February 2003;

•	progress with other preclinical testing and clinical trials in the future;

•	our ability to establish and maintain collaborative research and development arrangements and license agreements;

•	the actual revenue we receive under our collaborative research and development agreements;

•	the actual costs we incur under our research collaboration with Bavarian Nordic;

•	the actual payment of license fees which may become payable at the option of the licensor;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and any other proprietary rights;

•	competing technological and market developments;

•	changes in our existing research relationships;

•	continued scientific progress in our drug discovery programs; and

•	the magnitude of our drug discovery and development programs.

      We intend to seek additional funding through collaborative arrangements and license agreements, research grants or equity or debt financings. In the event we are able to obtain financing, it may not be on favorable terms. In addition, we may not be able to enter into additional collaborations to reduce our funding requirements. If we acquire funds by issuing securities, further dilution to existing stockholders will result. If we raise funds through additional collaborations and license agreements, we will likely have to relinquish some or all of the rights to product candidates or technologies that we may have otherwise developed ourselves. If we are unable to obtain funding, we may be required to cease development of some product candidates, reduce the scope of our operations, sell the Company or certain of its assets or technologies or cease operations.

We may not be successful in completing our proposed merger with Anosys, Inc.

      Although we have preliminarily agreed with Anosys to merge our operations, we may never enter into a definitive agreement with Anosys and even in the event that we do enter into a definitive merger agreement, the merger may not close because we are unable to obtain financing for the combined company or our stockholders may fail to approve the issuance of the shares of our common stock in the proposed merger or in the proposed financing. If the proposed merger and related financing is not completed or is delayed, our business may suffer for a number of reasons including, but not limited to, other opportunities foregone while the transaction was pending, additional costs incurred in support of the proposed merger, loss of employees due to uncertainty surrounding the acquisition and a further reduction in our cash balances. Even if the proposed merger is completed, we may fail to realize the anticipated benefits of the merger.

The process of developing therapeutic products requires significant research and development, preclinical testing and clinical trials, all of which are extremely expensive and time-consuming and may not result in a commercial product.

      Except for our HIV and lung and colorectal vaccine candidates, for which we began clinical trials in September 2002 and February 2003 respectively, all of our potential vaccine products are in research or preclinical development, the results of which do not necessarily predict or prove safety or efficacy in humans. We must demonstrate for each vaccine, safety and efficacy in humans through extensive clinical testing, which is very expensive, can take many years, and has an uncertain outcome. We may experience numerous unforeseen events during or as a result of the testing process that could delay or prevent testing or commercialization of our products, including the following:

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

      The data collected from clinical trials may not be sufficient to support regulatory approval of any of our products, and the FDA may not ultimately approve any of our therapeutic products for commercial sale, which will adversely affect our revenues and prospects. If we fail to commence or complete, or experience delays in, any of our planned clinical trials, our operating income, our stock price and our ability to conduct our business as currently planned could be harmed.

Our history of operating losses and our expectations of continuing losses may hurt our ability to reach profitability or continue operations.

      We have experienced significant operating losses since our inception in 1987. As of December 31, 2002, we had an accumulated deficit of $150.9 million. We expect to continue to incur substantial operating expenses and net operating losses for the foreseeable future, which may hurt our ability to continue operations. We have not generated revenues from the commercialization of any product. All of our revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants, certain asset divestitures and interest income. We expect that substantially all of our revenues for the foreseeable future will result from similar sources. To achieve profitable operations, we, alone or with collaborators, must successfully identify, develop, register and market proprietary products. We do not expect to generate revenues from the commercialization of any product for at least six years. We may not be able to generate sufficient product revenue to become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or yearly basis.

We are at an early stage of development, and we may experience delays and other problems in entering clinical trials.

      We are an early stage research and development company, and only recently commenced our first Phase I/II clinical trials for two of our vaccines. There are many factors outside of our control that may affect the timing of completion of our current clinical trials, and any future clinical trials may not commence when planned or be completed within any anticipated time frame. We have already experienced unexpected delays in filing an IND for our therapeutic vaccine candidate targeting HIV, due to additional time necessary to complete all of the animal safety studies that were contemplated in our pre-IND discussions with the FDA. We may experience unexpected delays in our research and development efforts that would require us to postpone the commencement or completion of clinical trials of other vaccine candidates. The FDA may comment or raise concerns or questions with respect to any IND that we file and, therefore, clinical trials may not begin when planned, if at all.

Our failure to obtain issued patents and, consequently, to protect our proprietary technology, could hurt our competitive position.

      Our success will depend in part on our ability to obtain and enforce claims in our patents directed to our products, technologies and processes, both in the United States and other countries. Although we have filed various patent applications, our patent position is highly uncertain and involves complex legal and factual questions. Legal standards relating to patentability, validity and scope of patent claims in epitope identification and other aspects of our technology field are still evolving. Patents may not issue from any of the patent applications that we own or license and, if patents do issue, claims issued in the patents may not be sufficiently broad to protect our vaccines, technologies and processes. For example, even though our patent portfolio includes patent applications that include claims directed to peptide epitopes and methods of utilizing sequence motifs to identify peptide epitopes, we cannot assure you of the breadth of claims that will be allowed or that may issue in future patents. Other risks and uncertainties that we face with respect to our patents and patent applications include the following:

•	the pending patent applications we have filed or to which we have exclusive rights may not result in issued patents or may take longer than we expect to result in issued patents;

•	the allowed claims of any patents that issue may not provide meaningful protection;

•	we may be unable to develop additional proprietary technologies that are patentable;

•	the patents licensed or issued to us may not provide a competitive advantage;

•	other companies may challenge patents licensed or issued to us;

•	disputes may arise regarding inventions and corresponding ownership rights in inventions and know-how resulting from the joint creation or use of intellectual property by us, our licensors, or collaborators; and

•	other companies may design around our patented technologies.

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

      Litigation may be necessary to enforce the claims in any patents issued to us, to defend ourselves against any patents owned by third parties that are asserted against us, or to determine the scope and validity of others’ proprietary rights. In addition, we may have to participate in one or more interference proceedings declared by the United States Patent and Trademark Office, which could result in substantial costs to determine the priority of inventions.

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

•	assert against others or defend ourselves against claims of infringement;

•	enforce patents in our portfolio owned by us or licensed from another party;

•	protect our trade secrets or know-how; or

•	determine the enforceability, scope and validity of the proprietary rights of ours or others.

Unexpected side effects or other characteristics of our technology may delay or otherwise hurt the development of our vaccine candidates.

      There may be side effects in our current or future clinical trials that we may discover, including side effects that become apparent only after long-term exposure, even though our safety tests may indicate favorable results. We may also encounter technological challenges relating to these technologies and applications in our research and development programs that we may not be able to resolve. Any such unexpected side effects or technological challenges may delay or otherwise adversely affect the development, regulatory approval or commercialization of our drug candidates.

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

      Despite any favorable safety tests that may be completed with respect to our product candidates, adverse publicity regarding vaccines or products being developed or marketed by others could negatively affect us. If other researchers’ studies raise or substantiate concerns over the safety or side effects of vaccines or our technology approach or product development efforts generally, our reputation and public support for our clinical trials or products could be harmed, which would harm our business and could cause our stock price to fall.

Our research and development programs may not yield effective product candidates, which could prevent us from developing our products.

      We cannot guarantee that our research and development programs will be successful in identifying vaccine candidates for clinical trials. Even if we do receive positive data during preclinical testing and during Phase I/II clinical trials for our therapeutic vaccine candidates targeting HIV, and lung and colorectal cancer or any other candidates we may develop, this data cannot be relied upon as evidence that the clinical candidate will be safe and effective in humans, and data from Phase III or other pivotal clinical trials may not be consistent with earlier data or be sufficient to support regulatory approval.

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

If our collaboration or license arrangements are unsuccessful, our revenues and product development may be limited.

      Our collaborations and license arrangements generally pose the following risks:

•	collaborators and licensees may not pursue further development and commercialization of potential products resulting from our collaborations or may elect not to renew research and development programs;

•	collaborators may delay clinical trials, under fund a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require new formulation of a product candidate for clinical testing;

•	expected revenue might not be generated because milestones may not be achieved and product candidates may not be developed;

•	collaborators could independently develop, or develop with third parties, products that could compete with our future products;

•	the terms of our contracts with our current or future collaborators may not be favorable to us in the future;

•	a collaborator with marketing and distribution rights to one or more of our products may not commit enough resources to the marketing and distribution of our products, limiting our potential revenues from the commercialization of a product;

•	disputes may arise delaying or terminating the research, development or commercialization of our product candidates, or result in significant and costly litigation or arbitration; and

•	collaborations may be terminated and we will experience increased operating expenses and capital requirements if we elect to pursue further development of the product candidate.

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

We may not be able to commercialize our products under development if they infringe claims in existing patents or patents that have not yet issued, and this would materially harm our ability to operate.

      As is typical in the biotechnology industry, our commercial success will depend in part on our ability to avoid infringing patents issued to others or breaching the technology licenses upon which we might base our vaccines or other products. We are aware of patents issued to others that contain claims that may cover certain aspects of our or our collaborators’ technologies, including cancer vaccine epitopes, HIV vaccine epitopes, and methods for delivering DNA vaccines to patients. We do not believe that any of these known patents are likely to require us to obtain a license in order to pursue the development or commercialization of our vaccine product candidates. However, we may be required to take a license under one or more of these patents to practice certain aspects of our vaccine technologies in the United States, and such a license may not be available on commercially reasonable terms, if at all. If we fail to obtain a license on acceptable terms to any technology that we need in order to develop or commercialize our vaccines or other products, or to develop an alternative vaccine or other product that does not infringe on the patent rights of others, we would be prevented from commercializing our vaccine, and our business would be harmed.

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

      The market prices for securities of biotechnology companies, including our common stock, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are not necessarily related to the operating performance of such companies. Our stock price has been and will continue to be influenced by general market and industry conditions. In addition, the following factors may have a significant effect on the market price of our common stock:

•	whether we complete the proposed merger with Anosys and the related financing;

•	announcements of technological innovations or new commercial vaccines or other therapeutic products by us or others;

•	governmental regulation that affects the biotechnology and pharmaceutical industries;

•	developments in patent or other proprietary rights;

•	developments in, or termination of, our relationships with our collaborators;

•	public concern as to the clinical results and/or the safety of drugs developed by us or others; and

•	announcements related to the sale of our stock.

      Fluctuations in our financial performance from period to period also may have a significant impact on the market price of our common stock.

The subordination of our common stock to our preferred stock could hurt common stockholders and, upon conversion, our preferred stock will further dilute our holders of common stock.

      Our common stock is expressly subordinate to our series S and series S-1 preferred stock in the event of our liquidation, dissolution or winding up. With respect to our series S preferred, any merger or sale of substantially all of our assets shall be considered a deemed liquidation. In connection with the proposed merger with Anosys and related financing, these shares of Series S and Series S-1 preferred stock would be converted into 1,608,448 shares of our common stock. If we were to cease operations and liquidate our assets, we would first be required to pay $10 million to our holders of preferred stock and there may not be any remaining value available for distribution to the holders of common stock after providing for the series S and series S-1 preferred stock liquidation preference. In addition, due to adjustments to the conversion price of our series S preferred stock, in the event our series S preferred stock is converted to common stock, it will further dilute our holders of common stock.

The effect of anti-takeover provisions may deprive our stockholders from receiving a premium over the market price of our common stock.

      Provisions of our certificate of incorporation may have the effect of deterring unsolicited take-over offers and thereby deprive our stockholders from receiving a premium over the market price of our common stock. Our certificate of incorporation includes a provision that requires the approval of holders of at least 66 2/3% of our voting stock as a condition to a merger or certain other business transactions with, or proposed by, a holder of 15% or more of our voting stock. This approval is not required in cases where certain of our directors approve the transaction or where certain minimum price criteria and other procedural requirements are met. Our certificate of incorporation also requires the approval of holders of at least 66 2/3% of our voting stock to amend or change the provisions mentioned relating to the transaction approval. Finally, our certificate of incorporation provides that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting rather than by any consent in writing. Our poison pill expired on March 19, 2003.

Concentration of ownership among our existing officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our stock price.

      As of December 31, 2002, our officers, directors and those stockholders owning at least five percent of our outstanding stock together control approximately 67.7% of our outstanding common stock as converted and Pharmacia holds 100% of our preferred stock. If some or all of these officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of the proposed merger with Anosys and related financing or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership also could depress our stock price.

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

	High	Low

2003
First Quarter (through March 14)	$1.25	$0.81
2002
First Quarter	$4.24	$2.30
Second Quarter	$2.75	$1.40
Third Quarter	$2.10	$1.17
Fourth Quarter	$1.50	$0.85
2001
First Quarter	$7.00	$1.88
Second Quarter	$4.00	$2.19
Third Quarter	$4.75	$1.70
Fourth Quarter	$3.25	$1.75

      As of March 14, 2003, there were approximately 261 stockholders of record of our common stock. We have never declared or paid dividends on our common stock and do not anticipate the payment of dividends in the foreseeable future.

      During the period covered by this Annual Report on Form 10-K, we did not sell or issue any securities, which were not registered under the Securities Act of 1933, as amended, or the Securities Act.

Item 6.	Selected Financial Data

      The selected data presented below under the captions, “Statement of Operations Data” and “Balance Sheet Data,” for, and as of the end of, each of the years in the five-year period ended December 31, 2002, are derived from our consolidated financial statements, which consolidated financial statements have been audited by Ernst & Young LLP, our independent auditors. Along with this selected financial data, it is important that you read the historical statements and related notes, as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Years Ended December 31,

Statement of Operations Data:	2002	2001	2000	1999	1998

	(In millions, except for net loss per share)
Operating revenues	$7.1	$8.2	$1.6	$4.2	$3.7
Net loss	(6.5)	(2.6)	(4.7)	(8.3)	(21.5)
Net loss per share — basic and diluted	(0.57)	(0.31)	(0.68)	(1.57)	(4.48)

	As of December 31,

Balance Sheet Data:	2002	2001	2000	1999	1998

	(In millions)
Working capital	$7.7	$15.4	$8.2	$6.9	$9.8
Total assets	15.5	23.9	14.5	12.7	21.0
Long-term obligations	—	0.04	0.4	0.4	1.6
Stockholders’ equity	12.6	19.4	12.1	10.4	14.0

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those discussed below and in the section entitled “Risk Factors.”

      Since 1997, we have devoted substantially all of our resources to the discovery and development of potential therapeutic and prophylactic products. To date, we have not received any revenues from the sale of products. We have funded our research and development primarily from equity-derived working capital and through strategic alliances and collaborations with other companies. We have not been profitable since our inception and expect to incur substantial operating losses for at least the next several years. As of December 31, 2002, our accumulated deficit was approximately $150.9 million.

      In July 2001, we entered into a collaboration agreement with Genencor. The revenue that we recognize from Genencor includes milestone payments, recognition of upfront license fees over the term of the contract and contract revenue to support our research over the term of the collaboration. As of December 31, 2002, Genencor owned 11.0% of our common stock and is therefore considered a “related party” for financial reporting purposes. Therefore, all payments that we receive under this agreement are itemized under the category, “Related Party Revenue.”

      In February 2003, we preliminarily agreed with Anosys, Inc. to merge our operations to create a combined company focused on the field of immunotherapeutics and products for the treatment of cancer and infectious diseases. The all-stock transaction is subject to the parties entering into a definitive merger agreement, approval by the shareholders of both companies, obtaining commitments for capital resources to fund the combined company’s operations and various other conditions that must be satisfied prior to the merger. All of the projections, trends and forward-looking statements included herein are based on Epimmune operating as a stand-alone entity. In the event that this proposed merger is completed, these projections, trends and forward-looking statements will likely change, and the changes may be significant.

Significant Accounting Policies

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, patents and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements (see Note 1 to our financial statements).

     Revenue Recognition

      We recognize revenues pursuant to Staff Accounting Bulletin No. 101, “Revenue Recognition.” License fees are earned and recognized in accordance with the provisions of each agreement. Upfront license fees for perpetual licenses where we have no performance obligations are recognized when received. License fees with ongoing involvement or performance obligations are recognized over the term of the agreement. For example, in connection with our Genencor collaboration, because we received an upfront license fee, it is being amortized into revenue over the collaboration term. Milestone payments are recognized as revenue upon the completion of the milestone as long as the milestone event was substantive, and its achievability was not reasonably assured at inception and the Company’s performance obligations after milestone achievement will continue to be funded at a comparable level before the milestone achievement. Revenues from grants are recognized on a percentage-of-completion basis as related costs are incurred. We defer revenue recognition until performance obligations have been completed and collectibility is reasonably assured.

     Patents

      We capitalize the costs incurred to file patent applications when we believe there is a high likelihood that the patent will issue and there will be future economic benefit associated with the patent. These costs are amortized over a ten-year life from the date of patent filing. We expense all costs related to abandoned patent applications. In addition, we review the carrying value of patents for indicators of impairment on a periodic basis. If we elect to abandon any of our currently issued or unissued patents or we determine that the carrying value is impaired, the related expense could be material to our results of operations for the period of the abandonment.

     Investment Policy

      The primary objective of our investment activities is to preserve principal while at the same time achieving competitive yields, without significantly increasing risk. To achieve this objective, we primarily invest in cash and money market accounts as well as A1 or P1 or higher rated debt securities with maturities of less than two years, with the weighted average maturity not to exceed eighteen months. We also attempt to minimize our portfolio risk by placing constraints on how much of our portfolio may be held in a specific type of investment such as asset-backed securities or collateralized mortgage obligations as well as limiting our holdings in any one issuer. At December 31, 2002, our investment portfolio included only cash and money market accounts and had no fixed-income securities.

Results of Operations

      We had total revenues of $7.1 million for the year ended December 31, 2002, compared to $8.2 million in 2001 and $1.6 million in 2000. The decrease of 13% in 2002 relates primarily to a reduction of $3.2 million in license fees and milestone payments we received compared to 2001, partially offset by an increase of

$2.1 million in related party revenue we received in 2002 compared to 2001. License fee and milestone revenue for the year ended December 31, 2001 included recognition of non-recurring license fees associated with numerous license agreements we entered into during that period, including agreements with Biosite, Anosys, Nexell and Pharmexa. For the year ended December 31, 2002, we received $1.9 million in research grants and contract revenue compared to $1.8 million received in the year ended December 31, 2001. We had related party revenue of $4.7 million in the year ended December 31, 2002 compared to $2.6 million of related party revenue in the year ended December 31, 2001. The increase in related party revenue was due to reimbursement for expenditures on our Genencor collaboration and amortization of license fees associated with the Genencor collaboration that was entered into in July 2001. Total revenues increased 409% in 2001 compared to 2000, due primarily to receipt of upfront, one-time payment of license fees in connection with transactions completed in 2001, an increase in related party revenue and increased grant and contract payments in 2001 compared to 2000.

      Research and development expenses increased to $11.3 million in the year ended December 31, 2002 from $7.9 million in the year ended December 31, 2001. The increase in 2002 relates primarily to an increase of $1.6 million in outside costs related to preclinical activities such as formulation and toxicology studies for our HIV and lung and colorectal cancer programs, an increase of $0.6 million in labor and related costs, including recruitment and relocation as a result of an increase in our personnel responsible for research and development activities, an increase of $0.4 million associated with amortization and other costs related to increased spending to prosecute our patent portfolio and an increase of $0.3 million on scientific supplies due to increased research and development efforts and our collaboration with Genencor. Research and development expenses increased to $7.9 million in 2001 from $6.3 million in 2000, primarily as a result of higher labor and related costs due to increased staffing and salary increases, expensing costs related to abandoned patents in 2001, increased expenditures on general scientific supplies, higher equipment related costs and increased costs for sponsored research as part of our HIV grant program during the 2001 period. We expect our research and development expenses to continue to significantly increase in 2003, compared with those of 2002, as we continue our clinical trials for our HIV vaccine and our lung and colorectal cancer vaccine. We expect to continue to incur costs in 2003 for, among other things, product formulation, manufacturing of product for use in clinical trials, medical and clinical consultant costs and product development costs for additional vaccine candidates.

      General and administrative costs were approximately $2.9 million in the year ended December 31, 2002 and $3.4 million in the year ended December 31, 2001. The decrease in 2002 was primarily due to $0.6 million less paid for bonuses in 2002 compared to 2001, a benefit of $0.3 million of stock compensation related to a lower stock price for variable stock equity instruments, and a decrease of $0.1 million in legal expenses in 2002 compared to 2001. These decreases were partially offset by a $0.3 million increase in payroll and related expenses and a $0.1 million increase in consultant expenses in 2002 compared to 2001. General and administrative expenses increased to $3.4 million in 2001 from $2.3 million in 2000, primarily due to increased labor, recruiting and related costs, increased legal expenses resulting from licensing and collaborative efforts during the 2001 period and $0.2 million of stock-based compensation recorded in 2001.

      We had no restructuring related charges in 2002 or 2001 compared to a reduction or reversal of restructuring charges of $0.1 million in 2000 related to the termination of non-Epimmune operations in 1999.

      We had negligible other income in 2002 and 2001 compared to other income of $1.6 million in 2000. The 2000 amount represents a payment from Elan International Services, or Elan, of $0.5 million related to the assignment of a license and the release of $1.1 million from escrow under an agreement between Cytel and Neose Technologies, Inc. for the purchase of certain assets.

      Net interest income was approximately $0.6 million in 2002 compared to $0.4 million in 2001 and $0.6 million in 2000. Interest income during 2002 includes $0.3 million of interest accrued on the note issued for the purchase in January 2001 of our common stock by Dr. Loria, our president and chief executive officer. Higher average cash balances in 2002 were offset by lower average returns than in 2001 due to lower interest rates. The decrease in 2001 from 2000 was based on lower average returns on cash balances.

      We expect to incur operating losses over at least the next several years due to continuing expenses associated with our research and development programs, including development activities, preclinical testing and clinical trials. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing and amounts of revenues received and expenses incurred, and such fluctuations may be substantial.

Liquidity and Capital Resources

      We have financed operations since inception primarily through private placements of our equity securities, two public common stock offerings, license fees, revenues under collaborative research and development agreements, grant revenues, capital and operating lease transactions, certain asset divestitures and interest income. Through December 2002, we have raised approximately $163.8 million from the sale of equity securities, of which $28.8 million was raised to fund the business since the formation of our business related to immunotherapy. As of December 31, 2002, we had 13,761,910 shares outstanding on an as-converted to common stock basis, assuming conversion of the series S and S-1 preferred shares.

      As of December 31, 2002, our cash, cash equivalents and short-term investments were $9.7 million compared to $19.0 million at December 31, 2001. The decrease was primarily due to $7.1 million of cash used to fund the Company’s research activities and $1.2 million of cash for capitalized patent expenses, offset by licensing and grant revenues. We expect to continue to use our cash, cash equivalents and short-term investments to fund our ongoing clinical trials, drug research and development programs. We had net working capital of $7.7 million as of December 31, 2002 compared to $15.4 million as of December 31, 2001.

      Capital expenditures for the year ended December 31, 2002 were $0.7 million compared to $0.3 million for the year ended December 31, 2001 and $0.4 million for the year ended December 31, 2000. The expenditures for 2002 were primarily for laboratory equipment to increase and improve immunological screening throughput, to build out additional laboratory space to accommodate additional employees and for information technology equipment and upgrades to accommodate new employees. Capital expenditures for 2001 and 2000 were primarily for laboratory equipment. In the past, we have financed our laboratory equipment and research and office facilities primarily through operating lease arrangements and a note payable. During 2002, 2001 and 2000 we made payments under the notes payable of $0.3 million, $0.4 million and $0.2 million, respectively. During 2003, we anticipate that payments related to leasehold improvements and capital expenditures will decrease compared to 2002 levels to a range of approximately $0.4 million to $0.5 million. We will also pay approximately $0.6 million in rent on our lease commitments during 2003. The future minimum rental commitment for the lease of our facility will range from approximately $0.6 million to $0.7 million each year over seven years, based upon pre-established annual rent increases.

      Payments related to capitalized patent expenses were approximately $1.2 million, $0.7 million and $0.6 million for 2002, 2001 and 2000, respectively. The increase in each year over the prior year was primarily as a result of maturity of our portfolio filings and pursuit of additional claims. We expect payments related to patents to be relatively flat in 2003 compared to 2002 as we continue to pursue filings and claims in our intellectual property portfolio.

      We expect to incur additional research and development expenditures in 2003 compared to 2002 levels in connection with our ongoing drug research and development programs, including costs related to preclinical testing, clinical trials and manufacturing. We intend to seek collaborative research and development relationships with suitable corporate partners and U.S. government agencies. We have in the past and may in the future also license to third parties some of our technology in markets that we are not pursuing ourselves or through our collaborations. Any agreements that may result from these discussions may not successfully reduce our funding requirements or, if entered into, may be terminated.

      We currently anticipate that total revenue for 2003 will be in the range of $7.0 million to $7.5 million, which includes anticipated grant and contract revenue, related party revenue and certain license fees. Our estimate assumes that we recognize revenue from milestone or licensing payments under existing agreements with third parties related to the licensing of our technology. We also anticipate that operating expenses for the full year 2003 will rise from $14.1 million in 2002 to between approximately $15.0 million and $17.0 million, representing a 6% to 20% increase over 2002. The anticipated rise in expenses relates to beginning our

Phase I/II clinical trial targeting HIV in September 2002 and our Phase I/II clinical trial targeting lung and colorectal cancer in February 2003. We also anticipate using some of our cash and investment in 2003 to fund our collaboration with Bavarian Nordic. We will share equally with Bavarian Nordic in all research related expenses and have included these anticipated expenditures in our operating expense forecast for 2003. We will also become liable in 2003 for payment of license fees of up to $0.1 million.

      We anticipate that our existing cash and investments and interest earned thereon, along with the cash receipts related to existing contracts will enable us to maintain our current and planned operations through December 2003. We will continue to spend substantial amounts on research and development, including amounts spent for manufacturing clinical supplies, conducting clinical trials for our product candidates and expanding our drug development programs. Therefore, we will need to raise additional funding and we do not have committed external sources of funding and may not be able to obtain any additional funding, especially if weak market conditions persist for biotechnology companies. If we are unable to obtain additional funding, we may be forced to curtail certain operations to focus on our primary research and development activities. Our future operational and capital requirements will depend on many factors, including:

•	whether the proposed merger with Anosys and related financing occurs

•	the costs associated with our clinical trials for our vaccine targeting HIV, which began in the third quarter of 2002;

•	the costs associated with our clinical trials for our vaccine targeting lung and colorectal cancer, which began in February 2003;

•	progress with other preclinical testing and clinical trials in the future;

•	our ability to establish and maintain collaborative research and development arrangements and license agreements;

•	the actual revenue we receive under our collaborative research and development agreements;

•	the actual costs we incur under our research collaboration with Bavarian Nordic;

•	the actual payment of license fees which may become payable at the option of the licensor;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and any other proprietary rights;

•	competing technological and market developments;

•	changes in our existing research relationships;

•	continued scientific progress in our drug discovery programs; and

•	the magnitude of our drug discovery and development programs.

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

Contractual Obligations

      The following table summarizes our contractual obligations at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

		Less than	Years	Years	More than
	Total	1 Year	2-3	4-5	5 Years

	(unaudited)
	(in thousands)
Long-term debt(1)	$43	$43	$—	$—	$—
Operating lease obligations(2)	3,837	568	1,187	1,259	823
Licensing and purchase obligations	1,518	131	132	315	940
Deferred compensation	203	99	104	—	—

Total	$5,601	$841	$1,423	$1,574	$1,763

(1)	Remaining balance on equipment loan

(2)	Facilities lease, which expires in March 2009

Recently Issued Accounting Standards

      In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”), and amends APB Opinion No. 30, “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”). SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This statement also retains APB Opinion No. 30’s requirement that companies report discontinued operations separately from continuing operations. All provisions of SFAS No. 144 were effective for us on January 1, 2002. The adoption of SFAS No. 144 did not have an impact on our consolidated financial position or results of operations, and we do not expect any impact in the foreseeable future.

      In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. This statement supercedes Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability is recognized at the date an entity commits to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be effective for any exit and disposal activities initiated after December 31, 2002.

      In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure — an amendment of FASB Statement No. 123”. This statement amends SFAS No. 123 “Accounting for Stock Based Compensation” to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions are effective for us beginning with our year ended December 31, 2002. We have not yet completed the final evaluation of the options presented by SFAS 148. However, within this fiscal year, we expect to reach a determination of whether and, if so, when to change our existing accounting for stock-based compensation to the fair value method in accordance with the transition alternatives of SFAS 148.

      In November 2002, EITF reached consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of EITF Issue No. 00-21 will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risks

      At December 31, 2002, our investment portfolio included only cash and money market accounts and had no fixed-income securities. There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

Item 8.     Consolidated Financial Statements and Supplementary Data

      The Report of Ernst & Young LLP, Independent Auditors, the Consolidated Financial Statements and Notes to Consolidated Financial Statements are included on pages F-1 through F-24.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

      The following table sets forth information regarding our current directors and executive officers as of March 14, 2003:

Name	Age	Position

Directors:
Howard E. (“Ted”) Greene, Jr.	60	Chairman of the Board of Directors
William T. Comer, Ph.D.	67	Director
Georges Hibon	65	Director
Michael G. Grey	50	Director
Emile Loria, M.D.	53	Director, President and Chief Executive Officer
John P. McKearn, Ph.D.	49	Director
Michael J. Ross. Ph.D.	53	Director
Executive Officers:
Emile Loria, M.D.	53	Director, President and Chief Executive Officer
Robert W. Chesnut, Ph.D.	59	Executive Vice President, Research and Development
Robert J. De Vaere	45	Vice President, Finance and Administration, and Chief Financial Officer
John D. Fikes, Ph.D.	42	Vice President, Cancer Program
Michael R. McClurg	46	Vice President, Business Development
Mark J. Newman, Ph.D.	48	Vice President, Infectious Disease Program

Directors

      Mr. Greene, a founder of Epimmune, has served as a director since our inception. He was elected Chairman of the board in January 1989 and served as President from July 1987 to January 1989. Mr. Greene is a director and founder of Amylin Pharmaceuticals, Inc. a biotechnology company involved in research and development of medicines for treating diabetes and served as Chairman of the Board from 1987 to 1998. He was a general partner of Biovest Partners, a seed venture capital firm specializing in medical technology companies from 1986 until 1993. Prior to Biovest, he was Chief Executive Officer of Hybritech Incorporated, a biotechnology company acquired by Eli Lilly & Company in 1986. Mr. Greene is a director of Amylin and Biosite Incorporated.

      Dr. Comer has served as a director since January 1994. Since May 2000, he has been Chairman of the Board of Neurogenetics, Inc., a privately held biopharmaceutical company, where he also served as Interim Chief Executive Officer from March 2000 through March 2002. Dr. Comer served as President and Chief Executive Officer and a member of the Board of Directors of SIBIA Neurosciences, Inc., a biotechnology company, from April 1991 to November 1999. SIBIA was acquired by Merck & Co., Inc., in November 1999. Dr. Comer served as a consultant to Merck from December 1999 until August 2000. Dr. Comer resigned from Merck on December 31, 1999. Dr. Comer previously served in various roles with Bristol-Myers Squibb, a pharmaceutical company, culminating in his position as Senior Vice President of Strategic Management, Pharmaceuticals and Nutritionals. He served as Chairman of Prescient Neuropharma, Inc. until December 17, 2002 and is currently a director of Innapharma, Inc.

      Mr. Hibon has served as a director since August 2001. He currently serves as an advisor and has served since 1998 to several companies and organizations in Europe and North America. From 1990 to 1998, he was with Pasteur Merieux Connaught, now Aventis Pasteur, a pharmaceutical company, most recently as Chairman and Chief Executive Officer of PMC North America, a vaccine focused business. From 1986 to 1989, he was with Gillette group as President Director General of ST Dupont, a luxury goods distributor. He was with Merck  & Co., a pharmaceutical company, from 1968 to 1986 during which time he held various executive positions in their European and international operations. He currently serves on the Boards of Directors of Cerep, Aphton Corporation and Care France.

      Mr. Grey has served as our director since July 1999. Since April 2001, he has served as Chief Business Officer and a member of the Board of Directors of Structural GenomiX, Inc., a privately held biotechnology company. Between January 1999 and April 2001, he served as President and Chief Executive Officer of Trega Biosciences, Inc., a biotechnology company. Prior to joining Trega, Mr. Grey served as President of BioChem Therapeutics, Inc., a division of BioChem Pharma, Inc., a pharmaceutical company, from November 1994 to August 1998. During 1994, Mr. Grey served as President and Chief Operating Officer of Ansan, Inc., a biopharmaceutical Company. From 1974 to 1993, Mr. Grey served in various roles with Glaxo, Inc. and Glaxo Holdings, p.l.c., a pharmaceutical company, culminating in his position as Vice President, Corporate Development. Mr. Grey serves on the Boards of Directors of Achillion Pharmaceuticals, Inc. and Incellico, Inc.

      Dr. Loria has served as our director since January 2001. He joined us as President and Chief Executive Officer in June 2001. From 1995 to 2000, he served as President and Chief Executive Officer of Biovector Therapeutics, a vaccine company. Prior to his appointment as Chief Executive Officer, he served as Senior Vice President, Business Development at Biovector from 1994 to 1995. From 1986 to 1993, he was founder and Managing Director of MS Medical Synergy; a company specialized in drug delivery. From 1978 to 1985, Dr. Loria held various positions with the pharmaceutical companies Hoffman La Roche-Kontron, Ciba-Geigy and Sanofi Pharma.

      Dr. McKearn has served as our director since April 2000. He has been with Pharmacia Corporation, formerly G.D. Searle and Co., a pharmaceutical company, since 1987. Since August 2000, he has served as Senior Vice President, Pharmacia Discovery Research, responsible for research activities in cardiovascular diseases, arthritis and oncology. Prior to that he served as Vice President, Searle Discovery Research from 1999 to 2000, Executive Director of Oncology from 1995 to 1999, and directed all arthritis, inflammation and oncology research from 1987 to 1995. Dr. McKearn was a Senior Scientist at E.I. DuPont de Nemours and

Company, a pharmaceutical company, from 1985 to 1987 and a member of the Basel Institute for Immunology from 1982 to 1985.

      Dr. Ross has served as our director since April 2002. He is currently a general partner with Schroder Ventures Life Sciences, a private equity group focused on healthcare. From 1999 to 2001 he was the managing partner of Didyma, LLC, a healthcare consulting partnership. From 1996 to 1999 he was President and Chief Executive Officer of MetaXen LLC, a biotechnology company that was sold to Exelixis Pharmaceuticals. From 1990 to 1996, Dr. Ross was with Arris Pharmaceutical Corp., now Celera Genomics Inc., a biotechnology company, as Chief Scientific Officer, President and Chief Executive Officer. Prior to joining Arris Pharmaceutical, Dr. Ross spent twelve years with Genentech, Inc., a biotechnology company, from 1978 to 1990, where he served in various senior executive positions including Vice President, Development and Vice President, Medicinal and Biomolecular Chemistry. Dr. Ross currently serves on the Boards of Directors of Aderis Pharmaceutical, Inc., Carta Proteomics, Inc., CyThera, Inc. and Prescient Neuropharma Inc.

Executive Officers

      Dr. Chesnut has served as our Executive Vice President of Research and Development since October 1997 and Corporate Secretary since July 1999. Prior to joining Epimmune, Dr. Chesnut was with Cytel Corp. from 1988 to October 1997, most recently as Vice President of Research and Development, Immunotherapy Program. From 1977 to 1988, Dr. Chesnut was a Member of the Department of Medicine, National Jewish Medical and Research Center in Denver, Colorado. He also serves as an Associate Member of the Department of Immunology, Scripps Clinic and Research Foundation in San Diego. He received his Ph.D. degree in Microbiology from Oklahoma State University.

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

      Dr. Fikes has served as our Vice President, Cancer Program, since January 2002. Prior to January 2002, Dr. Fikes was our Director, Cancer Program, since October 1997. He was with Cytel since 1991, most recently as Associate Director, Molecular Biology, and Director of Preclinical Development. He received his Ph.D. from the University of North Carolina at Chapel Hill, Department of Microbiology and Immunology.

      Mr. McClurg has served as our Vice President, Business Development, since October 2001. Prior to joining us in October 2001, Mr. McClurg held the position of Director, Business Development, with Prometheus Laboratories, a pharmaceutical company, since August 1999. His previous employment was with Isis Pharmaceuticals, a biotechnology company, as the Assistant Director of Business Planning and Market Analysis from May 1998 to August 1999, and with Ligand Pharmaceuticals, a biotechnology company, in various corporate development and scientific research capacities from August 1990 to May 1998.

      Dr. Newman has served as our Vice President, Infectious Disease Program since March 1999. Prior to joining Epimmune, Dr. Newman served as Vice President of Research and Development of Vaxcel, Inc., a vaccine delivery/adjuvant company, from January 1995 to March 1999. Prior to joining Vaxcel, he was Associate Vice President, Research and Development for Apollon, Inc., a DNA vaccine company. He also previously held the position of Senior Director at Cambridge Biotech Corporation.

Board Committees and Meetings

      During the fiscal year ended December 31, 2002, the Board held seven meetings and acted by unanimous written consent two times. Our board of directors currently has an Audit Committee, a Compensation Committee and a Nominating Committee.

      The Audit Committee is comprised of three independent non-employee directors: Mr. Greene; Mr. Grey; and Dr. Comer. This committee monitors our financial reporting process and internal control systems, reviews audit and management reports and makes recommendations regarding the appointment of the independent auditors. The Audit Committee met two times prior to April 1, 2002 to plan for and discuss the 2001 annual audit with the Company’s independent auditors. The Audit Committee met three times after April 1, 2002, to review and discuss the Company’s first, second and third quarter financial results and financial statements to be included in the Company’s Form 10-Q filings and also acted by unanimous written consent one time during the year. The Audit Committee met two times following the 2002 fiscal year end to discuss the 2002 annual audit with the Company’s independent auditors. The Audit Committee recommends the independent auditors to the Board and provides a direct line of communication between the auditors and the Board. The independent auditors separately meet with the Audit Committee, with and without Company management present, to review and discuss various matters, including the Company’s financial statements, the report of the independent auditors on the results, scope and terms of their work and their recommendations concerning the Company’s financial practices and procedures. All members of the Audit Committee are independent, as defined in Rule 4200(a)(14) of the National Association of Securities Dealers, Inc. (“NASD”) listing standards. In addition, our board of directors believes that Mr. Greene is an audit committee financial expert. An audit committee financial expert is a person who has (i) an understanding of generally accepted accounting principles and financial statements, (ii) the ability to assess the general application of said principles in connection with the accounting for estimates, accruals and reserves, (iii) experience preparing, auditing, analyzing or evaluating financial statements of comparable breadth and complexity to the Company’s or experience supervising others who do, and (iv) an understanding of internal controls and procedures.

      The Compensation Committee is comprised of three independent non-employee directors: Mr. Greene; Dr. Comer; and Dr. McKearn. This Committee administers Epimmune’s stock option plans, stock purchase plan and 401(k) plan, approves salaries, bonuses and other compensation arrangements for our officers and performs such other functions regarding compensation as our board of directors may delegate. The Compensation Committee held one meeting and acted by unanimous written consent three times during 2002.

      The Nominating Committee is composed of two independent non-employee directors: Mr. Grey and Dr. McKearn. The Nominating Committee interviews, evaluates, nominates and recommends individuals for membership on our board and committees thereof and nominates specific individuals to be elected as our officers by the board. The Nominating Committee acted by unanimous written consent one time during 2002.

      During the fiscal year ended December 31, 2002, all of the Company’s directors attended or participated in 75% or more of the aggregate of (i) the total number of meetings of the Board and (ii) the total number of meetings held by all committees of the Board on which such director served during the year.

Item 11.     Executive Compensation

Director Compensation

      Non-employee directors are paid $2,000 per meeting attended in person and $500 per meeting attended by phone as compensation for their service on the board. Directors are not compensated for actions taken by written consent. The members of the board are eligible for reimbursement of expenses incurred in connection with their service on the board. Under the Directors’ Deferred Compensation Plan, participating directors may elect on an annual basis to defer all of their cash compensation in a deferred compensation account pursuant to which the deferred fees are credited in the form of share units having a value equal to shares of our common stock share units, based on the market price of the stock at the time the deferred fees are earned. We will continue to credit share units to the participants’ deferred compensation accounts on a quarterly basis. When a participant ceases serving as a director, the participant shall be entitled to receive the value of his or her account either in a single lump-sum payment or in equal annual installments, as determined by us, in our sole discretion. No participant entitled to receive a payment of benefits shall receive payment in the form of our common stock.

      Directors are currently eligible to receive option grants under our stock option plan in accordance with the policy regarding non-employee director compensation adopted by the board of directors in 1999. This policy calls for each non-employee director to be granted annual options to purchase 5,000 shares of our common stock as of the date of each annual meeting of our stockholders. The shares subject to such option are to vest monthly over a twelve-month period, provided the director remains a director upon the date of his re-election to our board. Newly appointed or elected non-employee directors are eligible for a 20,000-share option grant under this policy with monthly vesting over a forty-eight month period. In December 2001, Mr. Greene, Mr. Grey and Dr. Comer were granted options under our stock option plan to purchase 10,000 shares of our common stock, representing option grants for 2000 and 2001, at an exercise price of $2.85 per share. In December 2001, Dr. McKearn and Mr. Hibon, as newly elected directors, were granted options under our stock option plan to purchase 20,000 shares of our common stock at an exercise price of $2.85 per share. In June 2002, the board granted Dr. Ross an option to purchase 20,000 shares of our common stock at $1.80 per share in accordance with the policy applicable to newly appointed non-employee directors. In addition, in June 2002, the board granted annual options to purchase 5,000 shares of our common stock in connection with the annual meeting of our stockholders to the following non-employee directors: Mr. Greene, Dr. Comer, Mr. Grey, Mr. Hibon, Dr. McKearn and Dr. Ross at an exercise price of $1.80 per share.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports in changes in ownership of our common stock and other of our equity securities. Specific due dates for these reports have been established, and we are required to disclose any failure to file by these dates during 2002. Our officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Compensation of Executive Officers

      The following table shows for the fiscal years ended December 31, 2002, 2001, and 2000, compensation awarded or paid to, or earned by our Chief Executive Officer and our four other most highly compensated executive officers and one former officer, Dr. Sette who resigned in October 2002. These individuals are referred to as the “named executive officers.” During the last three fiscal years, none of the executive officers received any restricted stock awards or long-term incentive payouts; provided, however, Dr. Loria purchased stock from us in 2001 that is subject to vesting.

Summary Compensation Table

				Long-Term
				Compensation Awards

	Annual Compensation			Restricted	Securities
				Stock	Underlying	All Other
		Salary	Bonus	Awards	Options	Compensation
Name and Principal Position	Year	($)	($)(1)	($)	(#)	($)(2)

Dr. Emile Loria(3)(4)	2002	300,000	100,098	0	0	8,528
President, Chief Executive Officer	2001	162,500	352,592	0	0	208,729
	2000	0	0	0	0	0
Dr. Robert W. Chesnut	2002	245,000	98	0	0	2,150
Executive Vice President,	2001	231,008	120,000	0	120,000	2,419
Research and Development	2000	218,203	0	0	0	2,012
and Secretary
Dr. Alessandro D. Sette(5)	2002	189,026	0	0	0	430
Vice President and Chief	2001	178,500	50,000	0	85,000	431
Scientific Officer	2000	168,732	0	0	0	348
Mr. Robert J. De Vaere(6)	2002	185,000	98	0	0	398
Vice President, Finance and	2001	168,000	115,000	0	105,000	402
Administration, Chief Financial	2000	93,235	0	0	75,000	176
Officer

				Long-Term
				Compensation Awards

	Annual Compensation			Restricted	Securities
				Stock	Underlying	All Other
		Salary	Bonus	Awards	Options	Compensation
Name and Principal Position	Year	($)	($)(1)	($)	(#)	($)(2)

Dr. Mark J. Newman	2002	185,000	98	0	0	597
Vice President, Infectious	2001	168,000	50,000	0	95,000	602
Disease Programs	2000	160,000	0	0	0	483
Mr. Michael R. McClurg(7)	2002	175,000	98	0	0	540
Vice President, Business	2001	37,805	0	0	75,000	135
Development	2000	0	0	0	0	0

(1)	All officers of the Company were granted a stock bonus award of 100 shares of our common stock in exchange for the termination of their participation in the 2002 Management Bonus Plan. The fair market value of our common stock on December 16, 2002, the issuance date, was $0.98 per share, or $98 for each award.

(2)	All other compensation consists of life insurance premiums paid by us unless otherwise noted.

(3)	Dr. Loria joined as our President and Chief Executive Officer in June 2001 at an annual salary of $300,000. Dr. Loria received a signing bonus of $125,000 and was eligible to earn a performance bonus equal to two percent of any proceeds received by us from any public or private equity financing or other transaction pursuant to which we received funding (other than research funding) that was completed by us between January 16, 2001 and January 16, 2002. During the period from January 16, 2001 and January 16, 2002, we completed transactions in which we received total funding of $16,379,581 making Dr. Loria eligible for bonus payments of $327,592 under the provisions of this agreement. Dr. Loria was paid a bonus of $227,592 in 2001 and the remaining accrued balance of $100,000 was paid in January 2002. Other compensation includes a 2002 payment of $7,470 to independent tax accountants for the preparation of a 2001 foreign tax return, and 2001 payments of $204,427 for relocation to San Diego, California made by us to Dr. Loria.

(4)	Dr. Loria joined as our President and Chief Executive Officer in June 2001. In connection with his employment offer letter and joining our board of directors in January 2001, and as an inducement to accept the offer, we sold Dr. Loria 1,056,301 shares of our common stock at a purchase price of $2.50 per share, the closing price of our common stock on the Nasdaq National Market on the date of purchase. The shares are subject to vesting in equal daily installments during the four-year period following the date of purchase, and we have a right to purchase any unvested shares at the purchase price paid by Dr. Loria in the event of termination of Dr. Loria’s service to Epimmune. Dr. Loria issued us a promissory note for $2,641,000, the aggregate purchase price of the shares, which is secured by a pledge of the shares. The closing price of our common stock on the Nasdaq National Market as of December 31, 2002 was $0.92.

(5)	Dr. Sette resigned as our Vice President and Chief Scientific Officer in October 2002. His 2002 salary includes $30,693 for accrued vacation paid to Dr. Sette upon his resignation.

(6)	Mr. De Vaere joined us as our Vice President, Finance and Chief Financial Officer in May 2000.

(7)	Mr. McClurg joined us as our Vice President, Business Development in October 2001.

Stock Option Grants and Exercises

      We currently grant options to our executive officers under our 2000 Stock Plan and have previously granted options under our 1997 Stock Plan and our 1989 Stock Option Plan, which terminated in 1999. As of December 31, 2002, options to purchase a total of 199,488 shares were outstanding under the 1997 Stock Plan, options to purchase a total of 501,044 shares were outstanding under the 1989 Stock Option Plan, options to purchase a total of 7,140 shares were outstanding under the 1994 Non-Employee Directors’ Stock Option Plan and options to purchase a total of 977,224 shares were outstanding under the 2000 Stock Plan. On December 16, 2002 we granted stock bonus awards of 600 shares to our executive officers from the 2000 Plan. There are no options available for grant under the 1997 Stock Plan, the 1989 Stock Option Plan or the 1994

Non-Employee Directors’ Stock Option Plan, and options to purchase 222,176 shares remain available for grant under the 2000 Stock Plan.

      Options granted under the 1989 Stock Option Plan prior to 1996 generally vested 20% at the end of the first year of the optionee’s employment and thereafter daily at the rate of 20% per year during such period of employment. Options granted under the 1989 Stock Option Plan after November 1996 and options granted under the 2000 Stock Plan generally vest 25% at the end of the first year of the optionee’s employment and thereafter daily at the rate of 25% per year during such period of employment. Options granted under the subsidiary’s plan which we assumed generally vest 25% at the end of the first year of the optionee’s employment and thereafter monthly at the rate of 25% per year during such period of employment.

      The potential realizable value shown in the table below is calculated based on the terms of the option at its time of grant (10 years in the case of all options). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These amounts represent certain assumed rates of appreciation, in accordance with rules of the SEC, and do not reflect our estimate or projection of future stock price performance. Actual gains, if any, are dependent on the actual future performance of our common stock, and no gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.

      There were no option grants to the named executive officers in 2002.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

      The following table sets forth summary information with respect to exercisable and unexercisable stock options held as of December 31, 2002 by each of the named executive officers. None of the named executive officers exercised options in fiscal year ended December 31, 2002. The value of the stock options are calculated using the fair market value of our common stock on December 31, 2002 ($0.92 per share) minus the exercise price of the options. We have included in the calculation of unexercisable options certain options that are immediately exercisable, but are subject to our right to repurchase unvested shares upon termination of employment.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
			Options at December 31,		Options at December 31,
	Shares		2002(1)		2002
	Acquired	Value
Name	on Exercise	Realized	Exercisable/Unexercisable		Exercisable/Unexercisable

Dr. Emile Loria	—	—	—/	—	—/	—
Dr. Robert W. Chesnut	—	—	110,964/	78,486	—/	—
Dr. Alessandro D. Sette(2)	—	—	76,349/	55,317	—/	—
Mr. Robert J. De Vaere	—	—	94,610/	85,390	—/	—
Dr. Mark J. Newman	—	—	120,859/	56,607	$26,851/	$571
Mr. Michael R. McClurg	—	—	22,856/	52,144	—/	—

(1)	Reflects shares vested and unvested at December 31, 2002. Certain options granted under the former subsidiary’s stock plan are immediately exercisable, but are subject to our right to repurchase unvested shares on termination of employment. Such unvested shares are therefore considered unexercisable.

(2)	Dr. Sette resigned as our Vice President and Chief Scientific Officer, effective October 31, 2002, at which time we entered into a Separation Agreement and a Consulting Agreement with Dr. Sette. Under the terms of these agreements, his outstanding stock options at October 31, 2002 were converted from Incentive Stock Options to Non-Qualifying Stock Options and will continue to vest as long as he continues to provide consulting services to Epimmune.

Employment, Change of Control and Separation Agreements

      In March 2001, the severance agreement with Dr. Chesnut, originally entered into in February 1998, was amended. Under the agreement, as amended, in the event that Dr. Chesnut is terminated without cause, he shall receive a lump-sum payment equal to six months of his then effective annual base salary and all of his unvested stock options shall immediately accelerate by six months. If Dr. Chesnut is terminated without cause within one year following a change of control of Epimmune, he shall receive a lump-sum payment equal to twelve months of his then effective annual base salary, and all of his unvested stock options shall immediately vest and become exercisable.

      In May 2000, we entered into severance benefits agreements with Dr. Newman, Vice President Infectious Disease Program, and Mr. Robert De Vaere, Vice President, Finance and Administration and Chief Financial Officer. In March 2001, the severance agreements with Dr. Newman and Mr. De Vaere were amended. In March 2002, we entered into severance benefits agreements with Mr. Michael McClurg, Vice President, Business Development, and Dr. Fikes, Vice President, Cancer Program. Under the agreements, as amended, in the event Dr. Newman, Mr. De Vaere, Mr. McClurg or Dr. Fikes is terminated without cause within one year following a change of control of Epimmune, he shall receive a lump-sum payment equal to twelve months of his annual base salary, and all of his unvested stock options shall immediately vest and become exercisable.

      In January 2001, we entered into an employment agreement with Dr. Emile Loria, one of our directors, for the position of President and Chief Executive Officer, contingent upon obtaining satisfactory approval to work in the United States. Dr. Loria subsequently obtained such approval in June 2001. The agreement provided an annual salary of $300,000 for Dr. Loria. In addition, Dr. Loria was eligible to earn a performance bonus equal to two percent of any proceeds received by us from any public or private equity financing or other transaction pursuant to which we received funding (other than research funding) that was completed by us between January 16, 2001 and January 16, 2002. We also agreed to pay Dr. Loria a signing bonus of $125,000, certain of his relocation expenses, including the costs of moving household goods to San Diego, temporary furnished living accommodations in San Diego for six months, automobile rental costs in San Diego for up to six months and cost of up to three trips for him and his family to and from France (such expenses were approximately $200,000), and agreed to pay him $60,000 to assist him in his relocation.

      In addition, in January 2001, we sold Dr. Loria 1,056,301 shares of our common stock at the closing price of such common stock as reported by the Nasdaq National Market on the date of purchase, which was $2.50 per share. These shares vest in equal daily installments over the four-year period following the purchase date and we have a right to purchase any unvested shares at the purchase price paid by Dr. Loria in the event of termination of Dr. Loria’s service to us. Dr. Loria purchased the shares with a promissory note in the principal amount of $2,641,000, which is secured by a pledge of the shares. The note bears interest at the rate of 5.61% per year, compounded annually. The principal and interest is due on January 16, 2005. As of December 31, 2002, there was $2,932,000 in principal and interest outstanding under the note.

      Under the terms of the employment agreement, Dr. Loria is entitled to continued salary payments for twelve months in the event he is terminated without cause or voluntarily resigns for good reason. In addition, if Dr. Loria is terminated without cause or voluntarily resigns for good reason following a change in control of Epimmune, then Dr. Loria is entitled to receive a lump sum payment equal to one year of his base salary and all of the unvested shares he initially purchased from us will become fully vested.

      In October 2002, Alessandro D. Sette, Ph.D., Vice President and Chief Scientific Officer of Epimmune tendered his resignation, effective October 31, 2002, to pursue academic research, and we entered into a Separation Agreement with Dr. Sette. Dr. Sette has agreed to perform certain consulting services for us for a year after his separation date.

      In March 2003, the Compensation Committee of our board of directors approved a 2003 bonus plan for the officers of the Company under which the officers would be eligible for bonuses up to their annual salary. Any payment of such bonuses will be subject to and based on the performance evaluations by the Compensation Committee of or the board of directors, at their complete discretion.

Compensation Committee Interlocks and Insider Participation

      Mr. Greene, a member of the Compensation Committee, is Chairman of our board of directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

      The following table sets forth certain information as of December 31, 2002 regarding our equity compensation plans that were approved by our stockholders.

	(a)	(b)	(c)
			Number of Securities
			Remaining Available
		Weighted-average	for Issuance Under
	Number of Securities	Exercise Price of	Equity Compensation
	to be Issued Upon	Outstanding	Plans (Excluding
	Exercise of Options,	Options, Warrants	Securities Reflected
Name of Plan	Warrants and Rights	and Rights	in Column (a))

1989 Stock Option Plan	501,044	$7.46	0
1994 Non-Employee Directors’ Stock Option Plan	7,140	$20.31	0
1997 Stock Plan	199,488	$0.34	0
2000 Stock Plan	977,224	$2.61	222,176
Total	1,684,896	$3.86	222,176

      The following table sets forth certain information regarding the ownership of our common stock as of February 15, 2003 by (i) each director and nominee; (ii) each of the executive officers named in the summary compensation table; (iii) all executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock:

	Beneficial Ownership(1)

	Number of	Percent of
Beneficial Owner	Shares	Shares

State of Wisconsin Investment Board 121 East Wilson Street Madison, WI 53702	1,892,477	15.5%
Pharmacia Corporation(2) 5200 Old Orchard Road Skokie, IL 60077	1,925,908	14.0%
Genencor International, Inc. 200 Meridian Centre Blvd. Rochester, NY 14618	1,342,324	11.0%
International Biotechnology Trust plc 71 Kingsway London, WC2B 6ST, England	1,267,992	10.4%
Dr. Emile Loria(3)	1,056,401	8.7%
Mr. Peter Allard	982,300	8.1%
Dr. Robert W. Chesnut(4)	445,302	3.6%
Dr. Alessandro D. Sette (4)(5)	408,759	3.3%
Mr. Howard E. (“Ted”) Greene, Jr.(4)(6)	168,100	1.4%
Dr. Mark J. Newman(4)	141,521	1.2%
Mr. Robert J. De Vaere(4)	110,497	*
Dr. John D. Fikes(4)	109,334	*

	Beneficial Ownership(1)

	Number of	Percent of
Beneficial Owner	Shares	Shares

Dr. William T. Comer(4)	41,983	*
Mr. Michael Grey(4)	32,500	*
Mr. Michael R. McClurg(4)	28,447	*
Dr. John P. McKearn(4)	12,500	*
Mr. Georges Hibon(4)	11,667	*
Dr. Michael J. Ross(4)	12,500	*
All executive officers and directors as a group (13 persons)(7)	2,575,761	20.0%

*	Less than one percent.

(1)	This table is based upon information supplied by officers, directors and principal stockholders and on any Schedules 13D or 13G filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each stockholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentage ownership is based on 12,182,919 shares of Common Stock outstanding on February 15, 2003, as adjusted by the rules promulgated by the SEC.

(2)	Includes 1,608,448 shares of Common Stock issuable upon conversion of shares of Series S Preferred Stock and Series S-1 Preferred Stock held by Pharmacia Corporation, formerly G.D. Searle, provided that Pharmacia is not entitled to vote such shares to the extent that the total number of shares of voting capital stock held by Pharmacia and its affiliates would exceed 19.9%. Pharmacia owns 100% of the outstanding shares of the Series S Preferred Stock and Series S-1 Preferred Stock. The Series S Preferred Stock and Series S-1 Preferred Stock are convertible into Common Stock at any time.

(3)	Of the shares held by Dr. Loria, 506,099 shares were subject to a right of repurchase in favor of the Company as of February 15, 2003. Dr. Loria’s 506,099 shares vest ratably in equal daily installments until January 16, 2005, at which point all of Dr. Loria’s shares will be vested, provided Dr. Loria’s service to the Company is not terminated.

(4)	Includes shares, which certain executive officers and directors of the Company have the right to acquire within 60 days after February 15, 2003 pursuant to outstanding options, as follows:

Dr. Robert W. Chesnut, 123,698 shares;
Dr. William T. Comer, 41,069 shares;
Mr. Robert J. De Vaere, 107,792 shares;
Dr. John D. Fikes, 94,908 shares;
Mr. Howard E. (“Ted”) Greene, Jr., 36,070 shares;
Mr. Michael G. Grey, 32,500 shares;
Mr. Georges Hibon, 11,667 shares;
Mr. Michael R. McClurg, 28,347;
Dr. John P. McKearn, 12,500 shares;
Dr. Mark J. Newman, 130,582 shares;
Dr. Michael J. Ross, 8,750;
Dr. Alessandro D. Sette, 85,606 shares; and
All executive officers and directors as a group, 714,489 shares.

(5)	Includes 141,575 shares held in trust for the benefit of Dr. Sette’s family. Dr. Sette is a trustee of such trust and has voting and investment power with respect to such shares and may be deemed to be the beneficial owner of such shares. Dr. Sette resigned as our Vice President and Chief Scientific Officer, effective October 31, 2002, at which time we entered into a Separation Agreement and a Consulting Agreement with Dr. Sette. Under the terms of these agreements, his outstanding stock options at October 31, 2002 were converted from Incentive Stock Options to Non-Qualifying Stock Options and will continue to vest as long as he continues to provide consulting services to Epimmune.

(6)	Includes 129,745 shares held in trust for the benefit of Mr. Greene and his wife and 2,285 shares held in trust for the benefit of Mr. Greene’s children. Mr. Greene is a trustee of both trusts. Mr. Greene acting as trustee has voting and investment power with respect to such shares and may be deemed to be the beneficial owner of such shares.

(7)	Includes shares described in notes (3) through (6) above.

Item 13.     Certain Relationships and Related Transactions

      Our bylaws provide that we will indemnify our directors and executive officers and may indemnify our other officers, employees and other agents to the fullest extent permitted by Delaware law. We are also empowered under our bylaws to enter into indemnification contracts with our directors and officers and to purchase insurance on behalf of any person whom it is required or permitted to indemnify. Pursuant to this provision, we have entered into indemnity agreements with each of our directors and executive officers.

      In addition, our certificate of incorporation provides that to the fullest extent permitted by Delaware law, our directors will not be liable for monetary damages for breach of the directors’ fiduciary duty of care to us and our stockholders. This provision in the certificate of incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as an injunction or other forms of non-monetary relief would remain available under Delaware law. Each director will continue to be subject to liability for breach of the director’s duty of loyalty to us, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, for acts or omissions that the director believes to be contrary to our best interests or our stockholders, for any transaction from which the director derived an improper personal benefit, for acts or omissions involving a reckless disregard for the director’s duty to us or our stockholders when the director was aware or should have been aware of a risk of serious injury to us or our stockholders, for acts or omissions that constitute an unexcused pattern of inattention that amounts to an abdication of the director’s duty to us or our stockholders, for improper transactions between the director and us, and for improper distributions to stockholders and loans to directors and officers. This provision also does not affect a director’s responsibilities under any other laws, such as the federal securities laws or state or federal environmental laws.

      We have entered into certain additional transactions with our directors and officers, as described under the captions “Executive Compensation” and “Employment Agreements.”

      As of December 31, 2002, Genencor held 11.0% of our common stock.

PART IV

Item 14.	Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures

      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days prior to the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the evaluation date.

      (b) Changes in Internal Controls

      There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

      (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of the period covered by this report.

      (c) Listing of Exhibits

Exhibit
Number	Document Description

3.1	Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 2, 1991.(1)
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on April 2, 1993.
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 5, 1995.
3.4	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 5, 1995.
3.5	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 2, 1998.(5)
3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 2, 1998.(5)
3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 12, 1998.(6)
3.8	Certificate of Designations of the Series S and Series S-1 Preferred Stock filed with the Secretary of State of Delaware on June 29, 1999.(8)
3.9	Certificate of Ownership and Merger filed with the Secretary of State of Delaware on July 1, 1999.(8)
3.10	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on September 23, 1999.(10)
3.11	Certificate of Decrease of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on September 23, 1999.(10)
3.12	Amended and Restated Bylaws of the Registration.(19)

Exhibit
Number	Document Description

3.13	Rights Agreement dated March 19, 1993 between Registrant and American Stock Transfer & Trust Company, as amended on June 29, 1999, February 15, 2000, July 9, 2001 and December 18, 2001.(19)
4.1	Reference is made to Exhibits 3.1 through 3.13.
4.2	Specimen certificate of the Common stock.(1)
10.1	Form of Indemnification Agreement entered into between Epimmune and its directors and officers.(1)
10.2	Registrant’s 1989 Stock Plan, as amended through June 12, 1998 (the “1989 Plan”).(5)
10.3	Forms of Incentive Stock Option Agreement under the 1989 Plan.(1)
10.4	Form of Nonstatutory Stock Option Agreement under the 1989 Plan.(1)
10.5	Research Agreement, between Epimmune and The Scripps Research Institute, formerly Scripps Clinic and Research Foundation (“Scripps”), dated as of September 1, 1990, as amended August 5, 1991 (with certain confidential portions deleted).(1)(A)
10.6	License Agreement, between Epimmune and Scripps, dated as of September 23, 1991 (with certain confidential portions deleted).(1)(A)
10.7	Research and Option Agreement, between Epimmune and Scripps, dated October 1, 1991 (with certain confidential portions deleted).(1)(A)
10.8	Amendment to License Agreement between Epimmune and Scripps dated as of June 17, 1992 (with certain confidential portions deleted).(I)(B)
10.9	Registrant’s 1994 Non-Employee Directors’ Stock Option Plan, as amended through June 12, 1998.(5)
10.10	Second Amendment to License Agreement between Epimmune and Scripps dated as of June 17, 1992 (with certain confidential portions deleted.(I)(B)
10.11	Directors’ Deferred Compensation Plan, effective as of March 17, 1995, as amended September 20, 1996 and July 13, 1999.(23)
10.12	Lease Agreement between Epimmune Inc. and Nexus Equity LLC VIII, dated as of November 1, 1998, as amended February 1, 1999.(7)
10.13	Preferred Stock Exchange Agreement, dated July 1, 1999, by and between the Company and G.D. Searle & Co.(8)
10.14	Investor Rights Agreement, dated as of July 1, 1999, by and between the Company and G.D. Searle & Co.(8)
10.15	Letter agreement between Epimmune and Dr. Robert W. Chesnut regarding severance benefits dated February 5, 1998.(9)
10.16	Letter agreement between Epimmune and Dr. Alessandro Sette regarding severance benefits dated February 5, 1998.(9)
10.17	Form of Common Stock Purchase agreement dated February 15, 2000.(11)
10.18	Letter Agreement between Epimmune and Robert De Vaere dated May 4, 2000.(12)
10.19	Letter Agreement between Epimmune and Mark Newman dated May 4, 2000.(12)
10.20	Form of Common Stock Purchase Agreement dated October 16, 2000.(13)
10.21	Non-Exclusive License Agreement between Epimmune and Valentis, Inc., dated November 27, 2000 (with certain confidential portions deleted).(13)(C)
10.22	Letter Agreement between Epimmune and Dr. Emile Loria regarding employment terms dated January 16, 2001.(14)
10.23	Form of Restricted Stock Purchase Agreement between Epimmune and Dr. Emile Loria dated January 16, 2001.(14)
10.24	Promissory Note of Dr. Emile Loria in favor of Epimmune dated January 16, 2001.(14)
10.25	Stock Pledge Agreement by Dr. Emile Loria in favor of Epimmune dated January 16, 2001.(14)

Exhibit
Number	Document Description

10.26	Amendment to Severance Benefits Agreement between Epimmune and Dr. Alessandro Sette dated March 8, 2001.(14)
10.27	Amendment to Severance Benefits Agreement between Epimmune and Dr. Robert W. Chesnut dated March 8, 2001.(14)
10.28	Amendment to Severance Benefits Agreement between Epimmune and Dr. Mark Newman dated
March 8, 2001.(14)
10.29	Amendment to Severance Benefits Agreement between Epimmune and Robert De Vaere dated March 8, 2001.(14)
10.30	Non-exclusive License Agreement between Epimmune and Nexell Therapeutics, Inc., dated March 28, 2001 (with certain confidential portions deleted).(14)(D)
10.31	Non-exclusive License Agreement between Epimmune and Pharmexa A/ S dated June 25, 2001 (with certain confidential portions deleted).(16)(E)
10.32	License Agreement between Epimmune and Genencor International Inc. dated July 9, 2001 (with certain confidential portions deleted).(16)(E)
10.33	Collaboration Agreement between Epimmune and Genencor International Inc. dated July 9, 2001 (with certain confidential portions deleted).(17)(F)
10.34	Securities Purchase Agreement between Epimmune and Genencor International Inc. dated July 9, 2001 (with certain confidential portions deleted).(17)(F)
10.35	Non-exclusive License Agreement between Epimmune and Biosite Incorporated dated August 17, 2001 (with certain confidential portions deleted).(17)(F)
10.36	Non-exclusive License Agreement between Epimmune and Anosys Inc. dated August 31, 2001 (with certain confidential portions deleted).(17)(F)
10.37	Non-exclusive License Agreement between Epimmune and Bavarian Nordic A/ S dated November 28, 2001 (with certain confidential portions deleted).(19)(G)
10.38	Form of Share Purchase Agreement dated December 18, 2001.(18)
10.39	2000 Stock Plan as amended.(19)
10.40	2001 Employee Stock Purchase Plan.(15)
10.41	Letter Agreement between Epimmune and Michael McClurg dated March 29, 2002.(20)
10.42	Letter Agreement between Epimmune and Dr. John Fikes dated March 29, 2002.(20)
10.43	Separation Agreement dated October 14, 2002 between Epimmune and Dr. Sette.(21)
10.44	Material Transfer Agreement dated October 14, 2002 between Epimmune and Dr. Sette.(21)
10.45	First Amendment to the Collaboration Agreement dated October 16, 2002 between Epimmune and Genencor International, Inc.(22)(H)
10.46	First Amendment to the License Agreement dated October 16, 2002 between Epimmune and Genencor International, Inc.(23)
10.47	First Amendment to the Non-Exclusive License Agreement dated October 18, 2002 between Epimmune and Valentis, Inc.(23)(H)
10.48	Non-Exclusive License Agreement dated October 28, 2002 between Epimmune and Valentis, Inc.(23)(H)
21.1	Subsidiaries of Epimmune.(J)
23.1	Consent of Ernst & Young, LLP, Independent Auditors.
25.1	Power of Attorney. Reference is made to the signature page of this report.
99.1	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)
99.2	Certification pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

(1)	Incorporated by reference to the Company’s Form S-1 Registration Statement and Amendments thereto (File No. 33-43356).

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1992, filed on March 26, 1993.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, filed on March 22, 1996.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed on March 31, 1998.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 1998, filed on August 14, 1998.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 1998, filed on November 16, 1998.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, filed on April 15, 1999.

(8)	Incorporated by reference to the Company’s Form 8-K, filed on July 16, 1999.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 1999, filed on August 16, 1999.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 1999, filed on November 15, 1999.

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1999, filed on March 17, 2000.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2000, filed on August 14, 2000.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, filed on March 29, 2001.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2001, filed on May 11, 2001.

(15)	Incorporated by reference to the Company’s Form S-8 filed on June 27, 2001 (File No. 333-63950).

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2001, filed on August 13, 2001.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2001, filed on November 14, 2001.

(18)	Incorporated by reference to the Company’s Form S-3, filed on January 10, 2002.

(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2001, filed on March 29, 2002.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2002, filed on May 13, 2002.

(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2002, filed on October 16, 2002.

(22)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed on October 24, 2002.

(23)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/ A, filed on November 6, 2002.

(A)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on November 21, 1991.

(B)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on May 15, 1996.

(C)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on July 5, 2001.

(D)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on August 8, 2001.

(E)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on September 4, 2001.

(F)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on January 29, 2002.

(G)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on May 14, 2002.

(H)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on November 5, 2002.

(I)	Previously filed.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March 2003.

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

Signature	Title	Date

/s/ EMILE LORIA Emile Loria, M.D.	President (Principal Executive Officer), Chief Executive Officer, and Director	March 28, 2003

/s/ ROBERT J. DE VAERE Robert J. De Vaere	Vice President, Finance and Administration Chief Financial Officer, Assistant Secretary (Principal Financial and Accounting Officer)	March 28, 2003

/s/ HOWARD E. GREENE, JR. Howard E. Greene, Jr.	Chairman of the Board and Director	March 28, 2003

/s/ WILLIAM T. COMER William T. Comer, Ph.D.	Director	March 28, 2003

/s/ MICHAEL G. GREY Michael G. Grey	Director	March 28, 2003

Georges Hibon	Director	March 28, 2003

John P. McKearn, Ph.D.	Director	March 28, 2003

/s/ MICHAEL J. ROSS Michael J. Ross	Director	March 28, 2003

EPIMMUNE INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Epimmune Inc.

      We have audited the accompanying consolidated balance sheets of Epimmune Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Epimmune Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

San Diego, California

February 21, 2003

EPIMMUNE INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$9,745,000	$8,038,000
Short-term investments	—	10,998,000
Prepaids and other current assets	708,000	707,000

Total current assets	10,453,000	19,743,000
Restricted cash	472,000	472,000
Property and equipment, net	1,363,000	984,000
Patents, net	3,240,000	2,711,000

	$15,528,000	$23,910,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,336,000	$1,475,000
Deferred contract revenues	1,114,000	2,308,000
Accrued payroll and related expenses	252,000	222,000
Current portion of notes payable	43,000	345,000

Total current liabilities	2,745,000	4,350,000
Deferred rent	197,000	166,000
Notes payable, less current portion	—	43,000
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, 1,409,288 shares issued and outstanding at December 31, 2002 and 2001 Liquidation preference of $10,000,000 at December 31, 2002 and 2001	14,000	14,000
Common stock, $.01 par value, 25,000,000 shares authorized at December 31, 2002 and 2001; 12,153,462 and 12,094,757 shares issued and outstanding at December 31, 2002 and 2001, respectively	122,000	121,000
Additional paid-in capital	166,454,000	166,772,000
Note receivable from employee	(2,932,000)	(2,641,000)
Deferred compensation	(203,000)	(569,000)
Accumulated deficit	(150,869,000)	(144,369,000)
Accumulated other comprehensive income	—	23,000

Total stockholders’ equity	12,586,000	19,351,000

	$15,528,000	$23,910,000

See accompanying notes.

EPIMMUNE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

Revenues:
Research grants and contract revenue	$1,899,000	$1,831,000	$1,603,000
License fees and milestones	487,000	3,750,000	—
Related party revenue	4,684,000	2,585,000	—

Total revenues	7,070,000	8,166,000	1,603,000
Costs and expenses:
Research and development	11,257,000	7,870,000	6,285,000
General and administrative	2,887,000	3,363,000	2,305,000
Restructuring costs	—	—	(100,000)

Total costs and expenses	14,144,000	11,233,000	8,490,000

Loss from operations	(7,074,000)	(3,067,000)	(6,887,000)
Interest income, net	587,000	424,000	564,000
Other (expense) income, net	(13,000)	(1,000)	1,581,000
Gain on sales and disposal of assets	—	—	5,000

Net loss	$(6,500,000)	$(2,644,000)	$(4,737,000)

Net loss per share-basic and diluted	$(0.57)	$(0.31)	$(0.68)

Shares used in computing net loss per share-basic and diluted	11,446,387	8,533,968	6,971,186

See accompanying notes.

EPIMMUNE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Years Ended December 31, 2002

						Note			Accumulated
	Preferred Stock		Common Stock		Additional	Receivable			Other	Total	Other
					Paid-in	from	Deferred	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Employee	Compensation	Deficit	Income	Equity	Loss

Balance at December 31, 1999	1,409,288	$14,000	6,048,945	$60,000	$147,393,000	$—	$—	$(136,988,000)	$(57,000)	$10,422,000	$(8,322,000)

Issuance of common stock for cash	—	—	98,398	1,000	29,000	—	—	—	—	30,000
Issuance of common stock in conjunction with private placement, net of issuance costs	—	—	1,700,000	17,000	6,252,000	—	—	—	—	6,269,000
Deferred compensation related to consultant stock options	—	—	—	—	23,000	—	(6,000)	—	—	17,000
Issuance of warrants to former employees as part of separation agreement	—	—	—	—	29,000	—	—	—	—	29,000
Unrealized gains on available-for- sale securities	—	—	—	—	—	—	—	—	61,000	61,000	61,000
Net loss	—	—	—	—	—	—	—	(4,737,000)	—	(4,737,000)	(4,737,000)

Balance at December 31, 2000	1,409,288	14,000	7,847,343	78,000	153,726,000	—	(6,000)	(141,725,000)	4,000	12,091,000	$(4,676,000)

Exercise of stock options	—	—	27,753	—	11,000	—	—	—	—	11,000
Repurchase of restricted stock	—	—	(20,041)	—	(3,000)	—	—	—	—	(3,000)
Issuance of common stock for cash, net of issuance costs of $61,000	—	—	2,000,000	20,000	4,919,000	—	—	—	—	4,939,000
Issuance of common stock in connection with collaboration agreement	—	—	1,154,797	12,000	4,618,000	—	—	—	—	4,630,000
Issuance of common stock for the employee stock purchase plan	—	—	28,604	—	73,000	—	—	—	—	73,000
Issuance of restricted stock for note	—	—	1,056,301	11,000	2,630,000	(2,641,000)	—	—	—	—
Deferred compensation in connection with the issuance of stock options to employees	—	—	—	—	785,000	—	(785,000)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	222,000	—	—	222,000
Deferred compensation related to consultant stock options	—	—	—	—	13,000	—	—	—	—	13,000
Unrealized gains on available-for- sale securities	—	—	—	—	—	—	—	—	19,000	19,000	19,000
Net loss	—	—	—	—	—			(2,644,000)	—	(2,644,000)	(2,644,000)

Balance at December 31, 2001	1,409,288	14,000	12,094,757	121,000	166,772,000	(2,641,000)	(569,000)	(144,369,000)	23,000	19,351,000	$(2,625,000)

Issuance costs related to private placement	—	—	—	—	(14,000)	—	—	—	—	(14,000)
Exercise of stock options	—	—	14,764	—	4,000	—	—	—	—	4,000
Issuance of common stock in connection with employee stock purchase plan	—	—	43,341	1,000	59,000	—	—	—	—	60,000
Issuance of common stock in connection with stock bonus award	—	—	600	—	1,000	—	—	—	—	1,000
Interest on note receivable from employee	—	—	—	—	—	(291,000)	—	—	—	(291,000)
Deferred compensation in connection with the issuance of stock options to employees	—	—	—	—	(395,000)	—	267,000	—	—	(128,000)
Amortization of deferred compensation	—	—	—	—	—	—	99,000	—	—	99,000
Deferred compensation related to consultant stock options	—	—	—	—	27,000	—	—	—	—	27,000
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	(23,000)	(23,000)	(23,000)
Net loss	—	—	—	—	—			(6,500,000)	—	(6,500,000)	(6,500,000)

Balance at December 31, 2002	1,409,288	$14,000	12,153,462	$122,000	$166,454,000	$(2,932,000)	$(203,000)	$(150,869,000)	$—	$12,586,000	$(6,523,000)

See accompanying notes.

EPIMMUNE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

Operating activities
Net loss	$(6,500,000)	$(2,644,000)	$(4,737,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	777,000	578,000	537,000
Stock based compensation	(1)	235,000	17,000
Deferred rent	31,000	47,000	64,000
Write-off of abandoned patents	232,000	625,000	—
Interest on note held by stock holder	(291,000)	—	—
Stock warrants relating to severance agreement	—	—	29,000
Loss (Gain) on disposal of assets	3,000	—	(5,000)
Changes in operating assets and liabilities:
Other current assets	(1,000)	(200,000)	(46,000)
Accounts payable and accrued liabilities	(140,000)	471,000	34,000
Deferred revenue	(1,194,000)	2,079,000	191,000
Accrued payroll and related expense	30,000	(19,000)	29,000
Accrued restructuring	—	—	(342,000)

Net cash (used in) provided by operating activities	(7,054,000)	1,172,000	(4,229,000)
Investing activities
Purchases of available-for-sale securities	(1,614,000)	(7,626,000)	(3,742,000)
Maturities of available-for-sale securities	12,588,000	2,059,000	4,803,000
Proceeds from the sale of equipment	—	—	5,000
Purchases of property and equipment	(735,000)	(293,000)	(356,000)
Construction in progress	—	(10,000)	—
Patents	(1,183,000)	(682,000)	(578,000)

Net cash provided by (used in) investing activities	9,056,000	(6,552,000)	132,000
Financing activities
Principal payments under equipment notes payable and note payable to bank	(345,000)	(413,000)	(230,000)
Proceeds from the issuance of equipment notes payable	—	—	366,000
Net proceeds from issuance of common stock	50,000	9,650,000	6,299,000

Net cash (used in) provided by financing activities	(295,000)	9,237,000	6,435,000

Increase in cash and cash equivalents	1,707,000	3,857,000	2,338,000
Cash and cash equivalents at beginning of year	8,038,000	4,181,000	1,843,000

Cash and cash equivalents at end of year	$9,745,000	$8,038,000	$4,181,000

Supplemental disclosure of cash flow information
Interest paid	$22,000	$59,000	$69,000

Supplemental disclosure of non-cash investing and financing activities
Unrealized (losses) gains on available-for-sale securities	$(23,000)	$19,000	$61,000

Sale of restricted common stock for stockholder note receivable	$—	$2,641,000	$—

See accompanying notes.

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

1.     Summary of significant accounting policies

Organization and Business Activity

      Epimmune Inc. (the “Company”) was incorporated in Delaware on July 10, 1987 as Cytel Corporation. On July 1, 1999, Cytel merged with its majority-owned subsidiary, Epimmune Inc., and changed its name from Cytel Corporation to Epimmune Inc. The Company is focused on the development of therapeutic and prophylactic vaccines for the treatment and prevention of infectious diseases and cancer.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and Cytel Corporation. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2002, the Company has an accumulated deficit of $150.9 million. Successful completion of the Company’s transition to commercialization and to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure and, if necessary, obtaining additional financing and/or reducing expenditures. Management has a plan in place to reduce cash outflows, including; personnel salary reductions and other reductions in marketing and administrative expenses if the anticipated increase and the license revenues are not achieved. Based on its existing working capital, management believes that this plan to reduce cash outflows, if necessary to implement, would enable the Company to fund operations through December 31, 2003.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

      Cash and cash equivalents consist primarily of cash, certificates of deposit, treasury securities and repurchase agreements with original maturities at the date of acquisition of less than three months.

Short-term Investments

      The Company has classified its investments as available-for-sale and accordingly carries them at fair value. Unrealized holding gains or losses on these securities are included in comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are also included in interest income. The cost of securities sold is based on the specific-identification method. At December 31, 2002, the Company had no short-term investments in its portfolio.

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of significant accounting policies — (Continued)

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

Property and Equipment

      Property and equipment is stated at cost and depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the assets or the lease term.

Patent Costs

      Patent costs are amortized on a straight-line basis over ten years. The patent costs are shown net of accumulated amortization of $1,166,000 and $870,000 at December 31, 2002 and 2001, respectively.

Research Grants and Contract Revenue

      Research grants and contract revenue represent research and development revenues primarily from the National Institutes of Health. Revenues from grants are recognized on a percentage-of-completion basis as related costs are incurred.

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

      Research and development costs are expensed as incurred. Expenses under research grants and contracts, which are included in research and development, were approximately $5.1 million, $4.3 million and $4.5 million for 2002, 2001 and 2000, respectively.

Net Loss Per Share

      Basic and diluted net loss per common share is presented in conformity with SFAS No. 128, Earnings per Share. In accordance with SFAS No. 128, basic and diluted loss per share has been computed using the weighted average number of shares outstanding during the period, less shares subject to repurchase.

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of significant accounting policies — (Continued)

      The following table presents the calculation of net loss per share:

	Years Ended December 31,

	2002	2001	2000

Net loss applicable to common stockholders	$(6,500,000)	$(2,644,000)	$(4,737,000)

Weighted average shares used in computing net loss per share, basic and diluted	11,446,387	8,533,968	6,971,186

Net loss per common share, basic and diluted	$(0.57)	$(0.31)	$(0.68)

      The Company has excluded all preferred stock, outstanding stock options and warrants, and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share, prior to the application of the treasury stock method for options and warrants, was 4,078,664, 4,197,277, and 2,947,138 for the years ended December 31, 2002, 2001, and 2000, respectively.

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

      Adjusted pro forma information regarding net income or loss is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair-value method of that Statement. The fair value for these options was estimated at the date of grant using the “Black-Scholes” method for option pricing with the following weighted average assumptions for 2002, 2001, and 2000: risk-free interest rates of 6%; dividend yield of 0; and a weighted average expected life for all options of six years. The volatility factor assumptions of the expected market price of the Company’s common stock were 135%, 139%, and 142% for 2002, 2001, and 2000, respectively.

      For purposes of adjusted pro forma disclosures, the estimated fair value of the option is amortized to expense over the option’s vesting period. The effects of applying SFAS 123 for pro forma information is not likely to be representative of the effects on pro forma income/(loss) in future years. The Company’s adjusted pro forma information is as follows:

	2002	2001	2000

Pro forma net loss	$(7,258,000)	$(3,391,000)	$(5,227,000)
Pro forma net loss per share	$(0.63)	$(0.40)	$(0.75)

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of significant accounting policies — (Continued)

Comprehensive Income

      The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130, which provides rules for the reporting and display of comprehensive income (loss) and its components. The Company has disclosed its comprehensive income (loss) in the statement of stockholders’ equity.

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

      The FASB has issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes, with exceptions, SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 retains the basic indicators of impairment recognition and undiscounted cash-flow measurement model of SFAS No. 121; however, it removes goodwill from the scope of the analysis, as the accounting for goodwill is now subject to the provisions of SFAS Nos. 141 and 142. SFAS No. 144 also provides additional guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale. This Statement is required to be adopted by companies for fiscal years beginning after December 15, 2001. The Company adopted the new Statement effective January 1, 2002. The impact on the consolidated financial statements was immaterial.

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

Recently Issued Accounting Standards

      In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”), and amends APB Opinion No. 30, “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”). SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This statement also retains APB Opinion No. 30’s requirement that companies report discontinued operations separately from continuing operations. All provisions of SFAS No. 144 were effective for us on January 1, 2002. The adoption of

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of significant accounting policies — (Continued)

SFAS No. 144 did not have an impact on our consolidated financial position or results of operations, and we do not expect any impact in the foreseeable future.

      In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. This statement supercedes Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability is recognized at the date an entity commits to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be effective for any exit and disposal activities initiated after December 31, 2002.

      In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment of FASB Statement No. 123”. This statement amends SFAS No. 123 “Accounting for Stock Based Compensation” to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions are effective for us beginning with our year ended December 31, 2002. We have not yet completed the final evaluation of the options presented by SFAS 148. However, within fiscal year 2003, we expect to reach a determination of whether and, if so, when to change our existing accounting for stock-based compensation to the fair value method in accordance with the transition alternatives of SFAS 148.

      In November 2002, EITF reached consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of EITF Issue No. 00-21 will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes.

2.     Short-term Investments

      The Company did not hold any short-term investments at December 31, 2002. The following table summarizes available-for-sale securities at December 31, 2001:

	Available-for-Sale Securities

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

December 31, 2001
Corporate Obligations	$10,975,000	$23,000	$—	$10,998,000

	$10,975,000	$23,000	$—	$10,998,000

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Short-term Investments — (Continued)

      The gross realized gains and losses on sales of available-for-sale securities, which are included in investment income, are as follows:

	Year Ended December 31,

	2002	2001	2000

Gross gains	$—	$2,000	$4,000
Gross losses	(18,000)	—	—

Total net realized (loss) gains	$(18,000)	$2,000	$4,000

3.     Balance Sheet Information

      Prepaids and other current assets consist of the following:

	December 31,

	2002	2001

Accounts receivable	$516,000	$377,000
Prepaid expenses	181,000	118,000
Investment interest receivable	11,000	212,000

	$708,000	$707,000

      Property and equipment consist of the following:

	December 31,

	2002	2001

Furniture and equipment	$1,869,000	$1,392,000
Leasehold improvements	455,000	309,000
	2,324,000	1,701,000
Less accumulated depreciation and amortization	(961,000)	(717,000)

	$1,363,000	$984,000

      Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $354,000, $286,000 and $207,000, respectively.

      Accounts payable and accrued liabilities consist of the following:

	December 31,

	2002	2001

Trade accounts payable and accrued liabilities	$1,272,000	$1,343,000
Directors deferred compensation	64,000	132,000

	$1,336,000	$1,475,000

4.     Stockholders’ Equity

Preferred Stock

      As of December 31, 2002, the Company had 10,000,000 preferred shares authorized and 859,666 shares of Series S Preferred and 549,622 shares of Series S-1 Preferred issued and outstanding. The Series S and Series S-1 Preferred is convertible into common stock at the option of the holder or will automatically convert

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Stockholders’ Equity — (Continued)

upon the closing of a financing in which the Company receives gross proceeds of at least $15,000,000. The number of common shares into which such Series S and Series S-1 Preferred will convert is determined by dividing the original issue price by the then conversion price. The conversion price of the Series S Preferred is adjusted for any sales of securities below the then conversion price while the Series S-1 Preferred conversion price is fixed. As of December 31, 2002, the Series S Preferred conversion price was $5.7611 and the Series S-1 Preferred conversion price was $7.0958. As of December 31, 2002, the Series S Preferred would convert into 1,058,826 shares of common stock and the Series S-1 Preferred would convert into 549,622 shares of common stock. The Company cannot pay dividends on any common stock if any of the Series S or Series S-1 Preferred stock is outstanding unless such dividend is also paid on the Preferred stock on an as-converted basis. The Series S and Series S-1 Preferred shares have a liquidation preference over the common stock of the Company, which was equal to $10,000,000 at December 31, 2002.

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

      In March 2001, the Company reserved 300,000 shares of common stock upon the adoption of the Employee Stock Purchase Plan (the “Purchase Plan”) whereby employees, at their option, could purchase annually up to 5,000 shares of Epimmune common stock through payroll deductions at the lower of 85% of the fair market value on the plan offering date or 85% of the fair market value of the common stock at the purchase date. As of December 31, 2002, 71,945 shares of common stock had been issued under the Purchase Plan.

     Directors’ Deferred Compensation Plan

      Under the Directors’ Deferred Compensation Plan, participating directors may elect on an annual basis, to defer all of their cash compensation, for service on the Company’s board, in a deferred compensation account pursuant to which the deferred fees are credited in the form of share units having a value equal to shares of the Company’s common stock (“Share Units”), based on the market price of the stock at the time the deferred fees are earned. The Company will continue to credit Share Units to the participants’ deferred compensation accounts on a quarterly basis. When a participant ceases serving as a director, the participant shall be entitled to receive the value of his or her account either in a single lump-sum payment or in equal annual installments, as determined by the Company in its sole discretion. No participant entitled to receive a payment of benefits shall receive payment in the form of the Company’s common stock. For the years ended December 31, 2002, 2001 and 2000 the Company recorded a benefit (expense) of $68,000, ($72,000) and $4,000, respectively, related to the Directors’ Deferred Compensation Plan.

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Stockholders’ Equity — (Continued)

     Stock Plans

1989 Stock Plan

      In November 1989, the Company adopted a Stock Plan (the “1989 Plan”), under which options may be granted to employees, directors, consultants or advisors. The 1989 Plan provided for the grant of both incentive stock options and nonstatutory stock options. The exercise price of an incentive stock option is not less than the fair market value of the common stock on the date of grant. The exercise price of nonstatutory options is not less than 85% of the fair market value of the common stock on the date of grant. No options granted under the 1989 Plan have a term in excess of ten years from the date of grant. Shares and options issued under the 1989 Plan vest over varying periods of one to six years. Effective June 9, 2000 with the approval of the Company’s 2000 Plan, the 1989 Plan was discontinued resulting in cancellation of remaining available shares, and any shares granted under the 1989 Plan that in the future are cancelled or expire will not be available for re-grant. As of December 31, 2002, options to purchase 508,184 shares of common stock were outstanding under the 1989 Plan.

     1997 Stock Plan

      In December 1997, the Company adopted a Stock Plan (the “1997 Plan”), under which options were granted to employees, directors, and consultants of the Company. The 1997 Plan provided for the grant of both incentive stock options and nonstatutory stock options. The exercise price of an incentive stock option was not less than the fair market value of the common stock on the date of grant. The exercise price of nonstatutory options was not less than 85% of the fair market value of the common stock on the date of grant. No options granted under the 1997 Plan have a term in excess of ten years from the date of grant. Options issued under the 1997 Plan vest over varying periods of one to four years. Options that terminate will not be available for future grant. As of December 31, 2002, options to purchase 199,488 shares of common stock were outstanding under the 1997 Plan.

     2000 Stock Plan

      In June 2000, the Company adopted a Stock Plan (the “2000 Stock Plan”), and reserved 700,000 shares for issuance under the plan. Options under the plan may be granted to employees, directors, consultants or advisors of the Company. The 2000 Stock Plan provides for the grant of both incentive stock options and nonstatutory stock options. The exercise price of an incentive stock option is not less than the fair market value of the common stock on the date of the grant. The exercise price of nonstatutory options is also not less than the fair market value of the common stock on the date of grant. No options granted under the 2000 Stock Plan have a term in excess of ten years from the date of grant. Options issued under the 2000 Stock Plan may vest over varying periods of up to four years. On December 4, 2001 the Board of Directors of Epimmune approved increasing the number of shares reserved for issuance under the 2000 Stock Plan by 500,000 shares. On December 16, 2002 we granted stock bonus awards of 600 shares to our executive officers from the 2000 Plan. As of December 31, 2002, options to purchase 977,224 shares of common stock were outstanding and 222,176 shares were available for future grant under the 2000 Stock Plan.

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

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Stockholders’ Equity — (Continued)

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

      The following table summarizes stock option activity under all stock option plans for the three years ended December 31, 2002:

		Weighted
	Shares	Average Price

Balance at December 31, 1999	1,054,362	$4.76
Granted	120,500	$6.24
Exercised	(98,398)	$0.31
Cancelled	(61,432)	$9.23

Balance at December 31, 2000	1,015,032	$5.10
Granted	786,000	$2.65
Exercised	(27,753)	$0.40
Cancelled	(233,665)	$4.21

Balance at December 31, 2001	1,539,614	$4.07
Granted	194,520	$2.03
Exercised	(15,364)	$0.28
Cancelled	(33,874)	$4.74

Balance at December 31, 2002	1,684,896	$3.86

      The following is a summary of the options outstanding under all of the Company’s stock option plans as of December 31, 2002:

					Weighted
		Weighted			Average
		Average	Weighted		Exercise Price
	Options	Remaining Life	Average	Options	of Options
Range of Exercise Prices	Outstanding	in Years	Exercise Price	Exercisable	Exercisable

$ 0.16	84,367	4.96	$0.16	84,367	$0.16
$ 0.48	115,108	5.88	0.48	115,108	0.48
$ 1.35 - $ 3.37	1,133,737	8.29	2.63	524,312	2.74
$ 3.75 - $ 6.00	176,119	7.11	5.01	129,455	4.90
$10.50 - $16.25	146,829	2.04	11.00	140,735	10.94
$18.82 - $42.88	28,736	2.08	33.16	28,736	33.16

Total	1,684,896			1,022,713

Weighted averages		7.19	$3.86		$4.53

      The weighted average fair value of options granted during 2002, 2001 and 2000 was $1.87, $2.47 and $5.86, respectively.

      In March 1993, the Company adopted a Stockholder Rights Plan. The Plan provides for the distribution of a preferred stock purchase right (“Rights”) as a dividend for each share of the Company’s common stock

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Stockholders’ Equity — (Continued)

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

      On January 16, 2001, the Company entered into an employment agreement with Dr. Emile Loria for the position of President and Chief Executive Officer. Dr. Loria was elected to the Company’s Board of Directors. Also on January 16, 2001, the Company entered into a Restricted Stock Purchase agreement with Dr. Loria for the purchase of 1,056,301 common shares at $2.50 per share. The shares vest daily over a four-year period and unvested shares are subject to a repurchase option in favor of the Company. As of December 31, 2002, 539,356 shares were subject to the repurchase option. A promissory note with an interest rate of 5.61% was issued for the purchase price of the shares, which note is secured by the shares issued to Dr. Loria. Principal and interest under the promissory note will be due and payable four years from the date of the note.

      The Company is recording monthly compensation expense related to the shares sold to Dr. Loria based on the provisions of EITF 95-16, “Accounting for Stock Compensation Arrangements with Employer Loan features under APB 25.” For the years ended December 31, 2002 and 2001, the Company recorded a benefit of $127,000 and a charge of $127,000 of compensation expense respectively. For the years ended December 31, 2002 the Company had $0 and $402,000 of deferred compensation expense related to unvested shares on its balance sheet respectively. The Company will continue to record compensation expense based on the difference between the exercise price and current fair market value of the vested shares until the note is paid off.

      The Company is also recording compensation expense related to the below market interest rate the promissory note bears. For the years ended December 31, 2002 and 2001, the Company recorded $99,000 and $95,000 of compensation expense related to the note respectively. In addition, the Company had $203,000 and $302,000 of accrued, deferred compensation expense for the years ended December 31, 2002 and 2001 respectively, which it will recognize monthly until the note matures in January 2005.

Shares Reserved for Future Issuance

      The following shares of common stock are reserved for future issuance at December 31, 2002:

Options granted and outstanding	1,684,896
Options authorized for future grants	222,176
Employee stock purchase plan for future purchases	228,055
Stock warrants	245,964
Stock acquisition rights under existing agreements	1,000,000
Conversion of preferred stock	1,608,448

4,989,539

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Equipment Loans and Notes Payable

      In August 1998, Epimmune entered into a $1,150,000 loan and security agreement, as amended for capital equipment purchases and certain tenant improvements. These funds were used primarily for enhancement and upgrades of our scientific information management systems databases. Total cumulative advances drawn under the credit line totaled $1,032,000 at December 31, 2002 and 2001. The capital equipment financed collateralizes all borrowings. The terms of the credit line contain a financial covenant requiring the Company to maintain minimum liquidity equal to nine months cash burn, which the Company was in compliance with at December 31, 2002.

      Equipment loans and notes payable consist of the following:

	December 31,

	2002	2001

Equipment loan payable in monthly installments of principal and interest of $14,600, at 9.44% interest, due March 2003	$43,000	$206,000
Equipment loan payable in monthly installments of principal and interest of $23,600, at 9.25% interest, due August 2002	—	183,000

	$43,000	$389,000

      The future annual principal payments on equipment loans and notes payable are due during 2003.

6.     Commitments

      The Company leases its office and research facility under an operating lease that expires in March 2009. Under this operating lease, the Company pays taxes, insurance and maintenance expenses related to the premises. Epimmune’s facility lease requires a letter of credit of $472,000 to secure the performance of the Company’s lease obligation and is reflected as restricted cash. Rent expense was $582,000 for each the years ended December 31, 2002, 2001 and 2000.

      Future minimum lease payments under operating leases at December 31, 2002 are as follows:

Operating
Year	Leases

2003	$568,000
2004	585,000
2005	602,000
2006	620,000
2007	639,000
Thereafter	823,000

Total minimum lease payments	$3,837,000

7.     Revenues Under Collaborative Research and Development Agreements

Elan Corporation, plc

      In April 2001, the Company entered into a license and option agreement with Elan, which gives Elan an exclusive license to use and evaluate the Company’s PADRE technology in animal studies and Phase I clinical trials for prevention and treatment of neurodegenerative conditions including Alzheimer’s Disease. Elan also has the right to negotiate an exclusive license for continued development and commercialization of products using the technology in that field. In connection with the agreement, the Company received an upfront license fee.

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Revenues Under Collaborative Research and Development Agreements — (Continued)

Nexell Therapeutics Inc.

      In March 2001, the Company entered into a license agreement with Nexell Therapeutics Inc. granting Nexell a non-exclusive license to certain cancer antigens and associated technology for use in ex vivo cell therapy. In connection with the agreement, the Company received an upfront license fee, half of which was paid on signing and half of which was paid four months after signing. The Company is entitled to receive milestones and royalties on product sales, if any products are ever developed. In May 2002, Nexell publicly announced that they were winding down their operations.

Pharmexa A/S

      In June 2001, the Company entered into a license agreement with Pharmexa A/S granting Pharmexa a non-exclusive license to the Company’s PADRE technology for use in connection with Pharmexa’s AutoVacTM technology for controlling autoimmune diseases. In connection with the agreement, the Company received an upfront license fee and is also entitled to receive milestones and royalties on product sales, if any products are ever developed. The upfront license fee was recognized as revenue during 2001 as the Company had no on-going obligations.

Genencor International, Inc.

      In July 2001, the Company entered into a collaboration with Genencor International, Inc. for vaccines to treat or prevent hepatitis B virus, hepatitis C virus and human papilloma virus. Pursuant to the agreement, Epimmune exclusively licensed to Genencor its PADRE and epitope technologies for vaccines to treat or prevent hepatitis B, hepatitis C and human papilloma virus. In connection with this collaboration, the Company received an upfront license fee, which is being amortized over the collaboration term. In addition, Genencor made an initial ten percent equity investment in Epimmune common stock at a premium to the market price and, if certain conditions are met, has the right to acquire up to 500,000 additional shares of Epimmune common stock. Under the agreement with Genencor, the Company may receive a total of approximately $60 million in payments, including the initial equity investment but excluding royalties. In January 2002, Epimmune received a payment from Genencor for achievement of the first milestone, identification of a product candidate to treat chronic hepatitis B infection. In addition, Genencor fully funds Epimmune’s research in these specific indications and is obligated to pay the Company royalties on sales of any products that may be developed under the collaboration. The initial collaboration had a term through September 2003, and in October 2002, was extended to September 2004. Genencor has the right to terminate if the Company breaches its obligations under the collaboration agreement or upon certain force majeure events. The upfront license fee is being amortized into revenue over the estimated life of the agreement. The milestone payment was recognized as revenue when received. The collaboration revenues are being recognized as incurred. All revenues from Genencor are included in related party revenue.

Biosite Incorporated

      In August 2001, the Company entered into a license agreement with Biosite Incorporated granting Biosite a non-exclusive license to the Company’s PADRE technology for use in connection with Biosite’s antibody technology which can be used to determine a new molecule’s function and its utility as a target for diagnostic or therapeutic products. In connection with the agreement, the Company received an upfront license fee, which was recognized as revenue during 2001, as the Company had no on-going obligations.

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Revenues Under Collaborative Research and Development Agreements — (Continued)

Anosys Inc.

      In August 2001, the Company entered into a license agreement with Anosys Inc., formerly AP Cells, granting Anosys a non-exclusive license to certain cancer antigens and associated technology for use in ex vivo cell therapy. In connection with the agreement, the Company received an upfront license fee, which was recognized as revenue during 2001, as the Company had no on-going obligations. The Company is also entitled to receive milestones and royalties on product sales, if any products are ever developed.

Bavarian Nordic A/S

      In November 2001, the Company entered into a collaboration agreement with Bavarian Nordic A/S to combine its technology and expertise in the fields of T cell epitope identification and vaccine design with Bavarian Nordic’s vaccine delivery technology and manufacturing expertise to develop vaccines for the treatment or prevention of HIV infection. The Company did not record revenue on Bavarian Nordic for the years ended December 31, 2002 and 2001.

Aventis Pasteur

      In July 2002, the Company entered into an evaluation and license option agreement with Aventis Pasteur Limited, which gives Aventis, for a limited period of time, the right to exercise its option to license from Epimmune certain epitopes from two cancer associated antigens. Aventis will evaluate the epitopes for possible integration into its pox virus therapeutic cancer vaccine program. In the event Aventis exercises its option under the agreement, the parties have agreed to negotiate an exclusive license to use the epitopes in connection with its proprietary pox virus delivery system in several cancer fields. The Company received an evaluation license fee, which is being amortized into revenue over the evaluation period, and the Company is further entitled to receive a license fee if Aventis exercises its option. In the event Aventis exercises its option, and the parties successfully negotiate a license agreement, the Company may be entitled to receive commercialization milestone payments and royalties on product sales if Aventis develops products using Epimmune’s technology.

Immuno-Designed Molecules, S.A.

      In October 2002, the Company entered into an evaluation and license option agreement with Immuno-Designed Molecules, S.A. for certain cancer antigens for use in IDM’s ex vivo cancer therapy program. Under the terms of the agreement, IDM had 120 days from the date of the option agreement to evaluate the epitopes and exercise its option to license certain patented and non-patented rights to Epimmune’s universal cancer epitope packages for use in ex vivo cancer therapy. In February 2003, IDM exercised its option and the Company is negotiating a license agreement with IDM pursuant to which IDM will be granted a non-exclusive license to use the epitopes in connection with its DendritophageTM ex vivo technology. The Company received an evaluation license fee when it entered into the evaluation, which is being amortized into revenue over the evaluation period. The Company also received a license fee when IDM exercised its option. In the event the parties enter into a license agreement, the Company may be entitled to receive commercialization milestone payments and royalties on product sales if IDM develops products using Epimmune’s technology.

8.     Income Taxes

      Significant components of the Company’s deferred tax assets as of December 31, 2002 and 2001 are shown below. A valuation allowance of $64,187,000 at December 31, 2002 and $61,037,000 at December 31, 2001 has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Income Taxes — (Continued)

	2002	2001

Deferred tax liabilities:
Patents expensed for tax	$(1,098,000)	$(834,000)

Total deferred tax liabilities	(1,098,000)	(834,000)
Deferred tax assets:
Capitalized research expenses	605,000	670,000
Net operating loss carryforwards	54,732,000	51,610,000
Research and development credits	9,410,000	8,497,000
Other, net	538,000	1,094,000

Total deferred tax assets	65,285,000	61,871,000
Valuation allowance for deferred tax assets	(64,187,000)	(61,037,000)

Net deferred tax assets	$—	$—

      At December 31, 2002, the Company has federal and California net operating loss carryforwards of approximately $138,888,000 and $106,465,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and expiration of the California tax loss carryforwards. The federal tax loss carryforwards will begin expiring in 2006, unless previously utilized. The California tax loss carryforwards will continue to expire in 2004. The Company also has federal and California research and development tax credit carryforwards of $7,230,000 and $3,352,000, respectively. The federal research and development tax credit carryforwards will begin expiring in 2003 unless previously utilized. Pursuant to Internal Revenue Code Sections 382 and 383, the annual use of the Company’s net operating loss and credit carryforwards will be limited because of greater than 50% cumulative changes in ownership, which occurred during 1989 and 1994. However, the Company believes that these limitations will not have a material impact on the financial statements.

9.     401(k) Plan

      The Company has a defined contribution plan, the Epimmune Inc. 401(k) Plan, which covers all full-time employees of the Company. This plan allows each eligible employee to voluntarily make pre-tax deferred salary contributions. The Company may make contributions in amounts as determined by the Board of Directors. The Company did not make any matching contributions for the years ended December 31, 2002, 2001 and 2000.

10.     Unaudited Quarterly Financial Information

      The following tables present unaudited quarterly financial information, for the eight quarters ended December 31, 2002. We believe this information reflects all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of such information in accordance with accounting principles generally accepted in the United States. The results for any quarter are not necessarily indicative of results for any future period (in millions, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Year Ended December 31, 2002
Revenues	$2.0	$1.8	$1.7	$1.6
Loss from operations	(1.3)	(2.3)	(1.6)	(1.8)
Net loss	(1.1)	(2.2)	(1.5)	(1.7)
Basic and diluted net loss per share	(0.09)	(0.19)	(0.13)	(0.15)

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Unaudited Quarterly Financial Information — (Continued)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Year Ended December 31, 2001
Revenues	$0.8	$1.5	$4.3	$1.6
(Loss) income from operations	(1.5)	(0.9)	1.2	(1.8)
Net (loss) income	(1.4)	(0.8)	1.3	(1.7)
Basic net (loss) income per share	(0.19)	(0.10)	0.15	(0.18)
Diluted net (loss) income per share	(0.19)	(0.10)	0.12	(0.18)

11.     Subsequent Events

      In January 2003, the Company entered into an option and license agreement with Beckman Coulter, Inc. under which Beckman Coulter may acquire a non-exclusive license to certain Epimmune epitopes. Beckman Coulter may use these epitopes for research and diagnostic applications in connection with their MHC Tetramer and other immune response monitoring technologies. Under the terms of the agreement, Epimmune is entitled to annual option fees. The annual option fees will be amortized into revenue over twelve months. Beckman Coulter may acquire non-exclusive, worldwide licenses to specific epitopes covered by Epimmune patent rights or know-how in certain infectious diseases and cancer indications. In the event that Beckman Coulter exercises its option to acquire a license to any specific epitope, Epimmune will be entitled to additional license fees for each epitope and royalties on product sales in the event any products are commercialized using the Company’s technology.

      In February 2003, the Company announced that it had reached a preliminary agreement with Anosys, Inc., a private company, to merge their operations to create a combined company focused on the field of immunotherapeutics and products for the treatment of cancer and infectious diseases. The all-stock transaction is subject to the parties entering into a definitive merger agreement, approval by the shareholders of both companies, obtaining commitments for capital resources to fund the combined company’s operations and various other conditions that must be satisfied prior to closing the merger. The newly formed entity will be headquartered in San Diego.