Form 10-Q
period 2003-03-31
EPIMMUNE INC
filed 2003-05-09
CIK 822206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003, or

[ ]	Transition Period Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From to .

Commission file number 0-19591

EPIMMUNE INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0245076

(State of Incorporation)	(I.R.S. Employer Identification No.)

5820 Nancy Ridge Drive
San Diego, California 92121

(Address of principal executive offices)

(858) 860-2500

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock: $.01 par value 12,182,919 shares outstanding as of May 9, 2003.

EPIMMUNE INC.
QUARTERLY REPORT
FORM 10-Q

TABLE OF CONTENTSCOVER PAGE	1
TABLE OF CONTENTS	2
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002	3
Condensed Statements of Operations (unaudited) For the Three Months Ended March 31, 2003 and 2002	4
Condensed Statements of Cash Flows (unaudited) For the Three Months Ended March 31, 2003 and 2002	5
Notes to Condensed Financial Statements (unaudited)	6
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	14
Risk Factors	15
ITEM 4. Controls and Procedures	28
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	29
ITEM 2. Changes in Securities and Use of Proceeds	*
ITEM 3. Defaults upon Senior Securities	*
ITEM 4. Submission of Matters to a Vote of Security Holders	*
ITEM 5. Other Information	*
ITEM 6. Exhibits and Reports on Form 8-K	29
SIGNATURE	30

* No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

EPIMMUNE INC.

CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,553	$9,745
Prepaids and other current assets	1,116	708

Total current assets	8,669	10,453
Restricted long-term investment	472	472
Property and equipment, net	1,322	1,363
Patents and other assets	3,298	3,240

TOTAL ASSETS	$13,761	$15,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$991	$1,336
Deferred contract revenues	1,501	1,114
Accrued payroll and related expenses	265	252
Current portion of notes payable	—	43

Total current liabilities	2,757	2,745
Deferred rent	204	197
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, 1,409,288 shares issued and outstanding of Series S and S-1 convertible preferred stock at March 31, 2003 and December 31, 2002. Liquidation preference of $10,000,000 at March 31, 2003 and December 31, 2002	14	14
Common stock, $.01 par value, 25,000,000 shares authorized, 12,182,919 shares and 12,153,462 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	122	122
Additional paid-in capital	166,483	166,454
Note receivable from stockholder	(2,973)	(2,932)
Deferred compensation	(177)	(203)
Accumulated deficit	(152,669)	(150,869)

Total stockholders’ equity	10,800	12,586

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,761	$15,528

See accompanying notes.

EPIMMUNE INC.

CONDENSED STATEMENT OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2003	2002

Revenues
License fees and milestones	$202	$—
Research grants and contract revenue	255	536
Related party revenue	973	1,420

Total revenues	1,430	1,956
Costs and expenses:
Research and development	2,610	2,687
General and administrative	683	578

Total costs and expenses	3,293	3,265
Loss from operations	(1,863)	(1,309)
Interest income, net	65	259
Other expense, net	(2)	(1)

Net loss	$(1,800)	$(1,051)

Net loss per share - basic and diluted	$(0.15)	$(0.09)

Shares used in computing net loss per share - basic and diluted	11,676	11,324

See accompanying notes.

EPIMMUNE INC.

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended March 31,
	2003	2002

OPERATING ACTIVITIES
Net loss	$(1,800)	$(1,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest on note held by stockholder	(41)	(174)
Depreciation and amortization	205	172
Stock-based compensation	31	(63)
Deferred rent	7	11
Deferred contract revenue	387	(346)
Loss on disposal of assets	1	—
Change in operating assets and liabilities:
Prepaids and other current assets	(408)	(425)
Accounts payable and accrued liabilities	(345)	505
Accrued payroll and related expenses	13	81

Net cash used in operating activities	(1,950)	(1,290)
INVESTING ACTIVITIES
Purchases of available-for-sale securities	—	(812)
Purchase of property and equipment	(43)	(438)
Patents and other assets	(179)	(154)

Net cash used in investing activities	(222)	(1,404)
FINANCING ACTIVITIES
Principal payments under equipment notes payable and note payable to bank	(43)	(107)
Net proceeds from issuance of common stock	23	(14)

Net cash used in financing activities	(20)	(121)
Decrease in cash and cash equivalents	(2,192)	(2,815)
Cash and cash equivalents at beginning of year	9,745	8,038

Cash and cash equivalents at end of period	$7,553	$5,223

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$2	$9

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCIAL ACTIVITIES
Unrealized losses on available-for-sale securities	$—	$(27)

See accompanying notes.

EPIMMUNE INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
March 31, 2003

1. Basis of Presentation

The interim unaudited condensed financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In management’s opinion, the unaudited information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2002.

The Company has an accumulated deficit of $152.7 million as of March 31, 2003. The Company’s ability to attain profitable operations is dependent upon obtaining sufficient working capital to complete the successful development of its products, FDA approval of its products, achieving market acceptance of such products and achievement of sufficient levels of revenue to support the Company’s cost structure. Management believes that the Company’s existing capital resources will enable the Company to fund operations through December 2003. Without additional financing, the Company will be required to delay, reduce the scope of or eliminate one or more of its research and development projects and significantly reduce its expenditures on infrastructure.

Earnings per share (“EPS”) is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, FAS 128. FAS 128 requires dual presentation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period, excluding owned but unvested shares. There were 474,286 and 738,181 owned but unvested shares as of March 31, 2003 and March 31, 2002, respectively. Diluted EPS reflects the potential dilution of securities that could share in our earnings, such as common stock equivalents that may be issuable upon exercise of outstanding common stock options or warrants as well as all shares of preferred stock, which may be converted into common stock. Prior to the application of the treasury stock method for options and warrants, common stock equivalents of 3,515,829 and 3,449,880 for the three months ended March 31, 2003 and 2002 have been excluded from EPS as the effect is antidilutive. On a fully diluted basis, assuming full vesting and conversion of all common stock equivalents upon exercise of outstanding common stock options and warrants as well as conversion of all shares of preferred stock, there were 15,698,748 and 15,544,637 shares outstanding as of March 31, 2003 and March 31, 2002, respectively.

As permitted by SFAS No. 123, Accounting for Stock-based Compensation, the Company elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. Under APB Opinion No. 25, among other things, when the exercise price of its employee stock options is not less than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

As required under SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the pro forma effects of stock-based compensation on net income and net earnings per common share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted-average assumptions: risk-free interest rates of 6%; dividend yield of 0; and a weighted average expected life for all options of six years. The volatility factor assumptions of the expected market price of the Company’s common stock were 114% and 87% for March 31, 2003 and 2002, respectively.

For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. The effect of applying SFAS No. 123 for purposes of providing pro forma disclosures is not likely to be representative of the effects on the Company’s operating results for future years because changes in the subjective input assumptions can materially affect future value estimates. Pro forma information for the three months ended March 31, 2003 and 2002 is as follows:

	Three months ended March 31,

	2003	2002

Adjusted pro forma basic and diluted net loss	$(1,966,000)	$(1,235,000)
Adjusted pro forma basic and diluted net loss per share	$(0.17)	$(0.11)

2. New Accounting Standards

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment of FASB Statement No. 123”. This statement amends SFAS No. 123 “Accounting for Stock Based Compensation” to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions are effective for the Company beginning with its year ended December 31, 2002. The Company has not yet completed the final evaluation of the options presented by SFAS 148. However, within fiscal year 2003, Management expects to reach a determination of whether and, if so, when to change the Company’s existing accounting for stock-based compensation to the fair value method in accordance with the transition alternatives of SFAS 148.

3. Potential Merger with Anosys, Inc.

In February 2003, the Company preliminarily agreed with Anosys, Inc. to merge its operations to create a combined company focused on the field of immunotherapeutics and products for the treatment of cancer and infectious diseases. The all-stock transaction is subject to the parties entering into a definitive merger agreement, approval by the shareholders of both companies, obtaining commitments for capital resources to fund the combined company’s operations and various other conditions that must be satisfied prior to the closing of the merger.

4. Note Receivable from Stockholder

In January 2001, the Company sold Dr. Loria 1,056,301 shares of its common stock at the closing price of such common stock as reported by the Nasdaq National Market on the date of purchase, which was $2.50 per share. These shares vest in equal daily installments over the four-year period following the purchase date and the Company has a right to purchase any unvested shares at the purchase price paid by Dr. Loria in the event of termination of Dr. Loria’s service to the Company. Dr. Loria purchased the shares with a promissory note in the principal amount of $2,641,000, which is secured by a pledge of the shares. The note bears interest at the rate of 5.61% per year, compounded annually. The principal and interest is due on January 16, 2005. For the three months ended March 31, 2003 and 2002, there was principal and interest outstanding under the note of $2,973,000 and $2,815,000, respectively.

The Company is recording monthly compensation expense related to the shares sold to Dr. Loria based on the provisions of EITF 95-16, “Accounting for Stock Compensation Arrangements with Employer Loan features under APB 25.” For the three months ended March 31, 2003 and 2002, the Company had

$0 and $81,000 of deferred compensation expense related to unvested shares on its balance sheet, respectively. The Company will continue to record compensation expense based on the difference between the exercise price and the current fair market value of the vested shares until the note is paid off.

The Company is also recording compensation expense related to the below market interest rate the promissory note bears. The Company recorded $24,000 in compensation expense related to the below market interest rate on the note for the three months ended March 31, 2003 and 2002. In addition, the Company had $177,000 and $278,000 of accrued deferred compensation expense for the three months ended March 31, 2003 and 2002, respectively, which it will recognize monthly until the note matures in January 2005.

5. Beckman Coulter

In January 2003, the Company entered into an option and license agreement with Beckman Coulter, Inc. under which Beckman Coulter may acquire a non-exclusive license to certain Epimmune epitopes. Beckman Coulter may use these epitopes for research and diagnostic applications in connection with their MHC Tetramer and other immune response monitoring technologies. Under the terms of the agreement, Epimmune is entitled to annual option fees. Each annual option fee will be amortized into revenue over twelve months. Beckman Coulter may acquire non-exclusive, worldwide licenses to specific epitopes covered by Epimmune patent rights or know-how in certain infectious diseases and cancer indications. In the event that Beckman Coulter exercises its option to acquire a license to any specific epitope, Epimmune will be entitled to additional license fees for each epitope and royalties on product sales in the event any products are commercialized using the Company’s technology.

6. Immuno-Designed Molecules, S.A.

In October 2002, the Company entered into an evaluation and license option agreement with Immuno-Designed Molecules, S.A. for certain cancer antigens for use in IDM’s ex vivo cancer therapy program. Under the terms of the agreement, IDM had 120 days from the date of the option agreement to evaluate the epitopes and exercise its option to license certain patented and non-patented rights to Epimmune’s universal cancer epitope packages for use in ex vivo cancer therapy. In February 2003, IDM exercised its option and the Company is negotiating a license agreement with IDM pursuant to which IDM will be granted a non-exclusive license to use the epitopes in connection with its Dendritophage(TM) ex vivo technology. The Company received an evaluation license fee when it entered into the evaluation and license option agreement, which was amortized into revenue over the evaluation period. The Company also received a license fee in February 2003 when IDM exercised its option. The Company is amortizing the license fee over the estimated four-year life of the license. In the event the parties enter into a license agreement, the Company may be entitled to receive commercialization milestone payments and royalties on product sales if IDM develops products using Epimmune’s technology.

7. Merck and Co., Inc.

In April 2003, the Company entered into an agreement with Merck & Co., Inc. under which Merck will evaluate select Epimmune epitopes in connection with technology controlled by Merck for the development of certain vaccines. Under the terms of the Agreement, the Company will provide Merck a limited number of its proprietary analog, or modified epitopes, which will then be evaluated in connection with delivery technologies owned or controlled by Merck to determine the activity of the Epimmune epitopes. The Company received an evaluation license fee in connection with the Agreement, which will be amortized into revenue over the evaluation term. Merck will have an option to enter into licensing discussions with Epimmune for the development of the Epimmune epitopes for use in vaccines for the treatment of certain diseases.

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

Epimmune™, EIS™ and PADRE® are our trademarks and ImmunoStealth is our service mark.

Since 1997, we have devoted substantially all of our resources to the discovery and development of potential therapeutic and prophylactic products. To date, we have not received any revenues from the sale of products. We began a Phase I/II clinical trial targeting HIV in September 2002 and a Phase I/II clinical trial targeting lung and colorectal cancer in February 2003. We have funded our research and development primarily from equity-derived working capital and through strategic alliances and collaborations with other companies. We have not been profitable since our inception and expect to incur substantial operating losses for at least the next several years. As of March 31, 2003, our accumulated deficit was approximately $152.7 million.

In July 2001, we entered into a collaboration agreement with Genencor. The revenue that we recognize from Genencor includes milestone payments, recognition of upfront license fees over the term of the contract and contract research and development funding to support our research over the term of the collaboration. As of March 31, 2003, Genencor owned 11.0% of our common stock and is therefore considered a “related party” for financial reporting purposes. Therefore, all payments that we receive under this agreement are itemized under the category, “Related Party Revenue.”

In February 2003, we preliminarily agreed with Anosys, Inc. to merge our operations to create a combined company focused on the field of immunotherapeutics and products for the treatment of cancer and infectious diseases. The all-stock transaction is subject to the parties entering into a definitive merger agreement, approval by the shareholders of both companies, obtaining commitments for capital resources to fund the combined company’s operations and various other conditions that must be satisfied prior to the closing of the merger. All of the projections, trends and forward-looking statements included herein are based on Epimmune operating as a stand-alone entity. In the event that this proposed merger and related financing is completed, these projections, trends and forward-looking statements will likely change, and the changes may be significant.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, patents and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements (see Note 1 to our financial statements on page F-7 of the Form 10-K filed for the year ended December 31, 2002).

Revenue Recognition

We recognize revenues pursuant to Staff Accounting Bulletin No. 101, “Revenue Recognition.” License fees are earned and recognized in accordance with the provisions of each agreement. Upfront license fees for perpetual licenses where we have no performance obligations are recognized when received. License fees with ongoing involvement or performance obligations are recognized over the term of the agreement. For example, in connection with our Genencor collaboration, because we received an upfront license fee, it is being amortized into revenue over the collaboration term. Milestone payments are recognized as revenue upon the completion of the milestone as long as the milestone event was substantive, and its achievability was not reasonably assured at inception and the Company’s performance obligations after milestone achievement will continue to be funded at a comparable level before the milestone achievement. Contract research and development funding is recognized as revenue in the same period as reimbursable expenses under a contract are incurred and in an amount or at a rate billable under each contract’s terms. Revenues from grants are recognized on a percentage-of-completion basis as related costs are incurred. We defer revenue recognition until performance obligations have been completed and collectibility is reasonably assured.

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

Investment Policy

The primary objective of our investment activities is to preserve principal while at the same time achieving competitive yields, without significantly increasing risk. To achieve this objective, we primarily invest in cash and money market accounts as well as A1 or P1 or higher rated debt securities with maturities of less than two years, with the weighted average maturity not to exceed eighteen months. We also attempt to minimize our portfolio risk by placing constraints on how much of our portfolio may be held in a specific type of investment such as asset-backed securities or collateralized mortgage obligations as well as limiting our holdings in any one issuer. At March 31, 2003, our investment portfolio included only cash and money market accounts and had no fixed-income securities.

Results of Operations

Three months ended March 31, 2003, as compared with three months ended March 31, 2002.

In the three months ended March 31, 2003, we had total revenues of $1.4 million, as compared to $2.0 million in revenue in the three months ended March 31, 2002. The decrease in the three months ended March 31, 2003 relates primarily to a $0.5 million reduction in related party revenue and a $0.3 million reduction in grant and contract revenue, partially offset by a $0.2 million increase in licensing and milestone revenue. Related party revenue includes milestone payments, amortization of license fees and contract research and development funding, as a result of our collaboration with Genencor. The reduction in related party revenue was a result of an increase in the time period during which the license fees previously paid by Genencor are being amortized due to the extension of the agreement and recognition of a non-recurring milestone payment as revenue during the first quarter of 2002. The change in the estimated life of the license occurred due to the extension of the agreement term. The decrease in grant revenue during the three months ended March 31, 2003, compared to the three months ended March 31, 2002, was a result of completion of work on certain grants and the timing of costs to be included for reimbursement on others. The increase in licensing and milestone revenue during the first quarter of 2003 was a result of amortization of evaluation fees and license fees received from Aventis, Immuno-Designed Molecules and Beckman Coulter during 2003 whereas we did not recognize any license fees or milestone payments as revenue during the first quarter of 2002.

Research and development expenses decreased to $2.6 million in the three months ended March 31, 2003 from $2.7 million in the comparable period of 2002. The decrease in the three months ended March 31, 2003 relates primarily to lower patent and intellectual property related expenses, lower outside costs related to preclinical activities such as formulation and toxicology studies for our HIV, and lung and colorectal cancer programs which are now in clinical trials, partially offset by higher labor costs as a result of an increase in our personnel responsible for research and development activities. We expect our research and development expenses to increase between 6% and 20% in 2003 compared with 2002, as we continue our research and development programs as well as our clinical trials in HIV and lung and colon cancer.

General and administrative costs were approximately $0.7 million in the three months ended March 31, 2003 and $0.6 million in the three months ended March 31, 2002. The increase in the three months ended March 31, 2003 relates primarily to expensing legal, accounting and printing fees and other outside costs related to our previously proposed follow-on public offering. We had originally capitalized those costs in anticipation of completing that offering. We expect our general and administrative expenses to continue to increase in 2003 over corresponding 2002 levels as a result of the activities related to our proposed merger with Anosys and the related financing.

Net interest income was $0.1 million in the three months ended March 31, 2003 and $0.3 million in the three months ended March 31, 2002. We recorded interest income of $40,000 and $0.2 million, respectively, during the three months ended March 31, 2003 and March 31, 2002, for interest accrued on the note issued for the purchase of shares by Dr. Loria, our president and chief executive officer, in January 2001. The $0.2 million in interest on the note recorded in the three months ended March 31, 2002 includes a full year’s interest from 2001 in addition to the amount recorded for the first quarter of 2002. We also had lower average cash balances and rates of return in the three months ended March 31, 2003, compared to the three months ended March 31, 2002.

We expect to incur significant operating losses over the next several years due to continuing expenses associated with our research and development programs, including preclinical testing and clinical trials. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of revenues received and expenses incurred, and such fluctuations may be substantial.

Liquidity and Capital Resources

We have financed operations since inception primarily through private placements of equity securities, two public common stock offerings, revenues under collaborative research and development agreements, grant revenues, certain asset divestitures and interest income. Through March 31, 2003, we had raised approximately $166.6 million from the sale of equity securities. As of March 31, 2003, we had 13,791,367 shares outstanding on an as-converted to common stock basis, assuming conversion of preferred shares.

As of March 31, 2003, our cash and cash equivalents were $7.6 million compared to $9.7 million at December 31, 2002. The decrease was due to cash used for operations. We expect to continue to use our cash and cash equivalents to fund our ongoing clinical trials and drug research and development programs.

Capital expenditures were negligible in the first quarter of 2003 and were $0.4 million in the first quarter of 2002. The expenditures for the first quarter of 2002 were primarily for laboratory equipment to increase and improve immunological screening throughput and to build out additional laboratory space to accommodate additional employees. In the past, we have financed our laboratory equipment and research and office facilities primarily through operating lease arrangements and a note payable. During the first quarter of 2003 we made payments under the notes payable of approximately $40,000 compared to $0.1 million in the first quarter of 2002. We have now fully paid off our note payable as of the end of the first quarter of 2003. During 2003, we anticipate that payments related to leasehold improvements and capital expenditures will decrease compared to 2002 levels to a range of approximately $0.4 million to $0.5 million. We will also pay approximately $0.6 million in rent on our lease commitments during 2003.

Payments related to capitalized patent expenses were $0.1 million in the first quarter of 2003 compared to $0.2 million in the first quarter of 2002. We expect payments related to patents to be relatively flat in 2003 compared to 2002 as we continue to pursue filings and claims in our intellectual property portfolio.

We expect to incur additional research and development expenditures in 2003 compared to 2002 levels in connection with our ongoing drug research and development programs, including costs related to preclinical testing, our two Phase I/I clinical trials and manufacturing. We intend to seek collaborative research and development relationships with suitable corporate partners and U.S. government agencies (including seeking grants to fund our research). We have in the past and may in the future also license to third parties some of our technology in markets that we are not pursuing ourselves or through our collaborations. In the event these agreements relate to markets we are not pursuing, any agreements that may result from these discussions may not successfully reduce our funding requirements or, if entered into, may be terminated.

We also anticipate that operating expenses for the full year 2003 will rise over 2002 levels. The anticipated rise in expenses relates to beginning our Phase I/II clinical trial targeting HIV in September 2002 and our Phase I/II clinical trial targeting lung and colorectal cancer in February 2003. We also anticipate using some of our cash and investment in 2003 to fund our collaboration with Bavarian Nordic. We will share equally with Bavarian Nordic in all research related expenses and have included these anticipated expenditures in our operating expense forecast for 2003. We will also become liable in 2003 for payment of license fees of up to $0.1 million.

We anticipate that our existing cash and investments and interest earned thereon, along with the cash receipts related to existing contracts will enable us to maintain our current and planned operations through December 2003. We will continue to spend substantial amounts on research and development, including amounts spent for manufacturing clinical supplies, conducting clinical trials for our HIV and lung and colorectal product candidates and expanding our drug development programs. Therefore, we will need to raise additional funding, however we do not have committed external sources of funding and may not be able to obtain any additional funding, especially if weak market conditions persist for biotechnology companies. If we are unable to obtain additional funding, we may be forced to curtail certain operations to focus on our primary research and development activities. Our future operational and capital requirements will depend on many factors, including:

•	whether the proposed merger with Anosys and related financing occurs

•	the costs associated with our clinical trials for our vaccine targeting HIV, which began in the third quarter of 2002;

•	the costs associated with our clinical trials for our vaccine targeting lung and colorectal cancer, which began in February 2003;

•	progress with other preclinical testing and clinical trials in the future;

•	our ability to establish and maintain collaboration and license agreements and any government grants;

•	the actual revenue we receive under our collaboration and license agreements;

•	the actual costs we incur under our research collaboration with Bavarian Nordic;

•	the actual payment of license fees which may become payable at the option of the licensor;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and any other proprietary rights;

•	competing technological and market developments;

•	changes in our existing research relationships;

•	continued scientific progress in our drug discovery programs; and

•	the magnitude of our drug discovery and development programs.

As is typical in the biotechnology industry, our commercial success will depend in part on not infringing upon the patent or other proprietary rights of others and maintaining the technology licenses upon which our products might be based. Our business is also subject to other significant risks, including the uncertainties associated with our ability to enter into and maintain new collaborations, the lengthy regulatory approval process, and potential competition from other products. Even if our products appear promising at an early stage of development, they may not reach the market for a number of reasons. Such reasons include, but are not limited to, our inability to fund clinical development of such products, or the possibilities that the potential products will be found ineffective or unsafe during clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale or be uneconomical to market.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2003, our investment portfolio included only cash and money market accounts and had no fixed-income securities. There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

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

We will continue to spend substantial amounts on research and development, including amounts spent for manufacturing clinical supplies, conducting clinical trials for our product candidates and expanding our drug development programs. Therefore, we will need to raise additional funding and we do not have committed external sources of funding and may not be able to obtain any additional funding, especially if weak market conditions persist for biotechnology companies. Our future operational and capital requirements will depend on many factors, including:

•	whether the proposed merger with Anosys and related financing occurs;

•	the costs associated with our clinical trials for our vaccine targeting HIV, which began in September of 2002;

•	the costs associated with our clinical trials for our vaccine targeting lung and colorectal cancer, which began in February 2003;

•	progress with other preclinical testing and clinical trials in the future;

•	our ability to establish and maintain collaboration and license agreements and any government grants;

•	the actual revenue we receive under our collaboration and license agreements;

•	the actual costs we incur under our research collaboration with Bavarian Nordic;

•	the actual payment of license fees which may become payable at the option of the licensor;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and any other proprietary rights;

•	competing technological and market developments;

•	changes in our existing research relationships;

•	continued scientific progress in our drug discovery programs; and

•	the magnitude of our drug discovery and development programs.

We intend to seek additional funding through collaboration and license agreements, government research grants or equity or debt financings. In the event we are able to obtain financing, it may not be on favorable terms. In addition, we may not be able to enter into additional collaborations to reduce our funding requirements. If we acquire funds by issuing securities, further dilution to existing stockholders will result. If we raise funds through additional collaborations and license agreements, we will likely have to relinquish some or all of the rights to product candidates or technologies that we may have otherwise developed ourselves. If we are unable to obtain funding, we may be required to cease development of some product candidates, reduce the scope of our operations, sell the Company or certain of its assets or technologies or cease operations.

We may not be successful in completing our proposed merger with Anosys, Inc.

Although we have preliminarily agreed with Anosys to merge our operations, we may never enter into a definitive agreement with Anosys and even in the event that we do enter into a definitive merger agreement, the merger may not close because we are unable to obtain financing for the combined company or our stockholders may fail to approve the issuance of the shares of our common stock in the proposed merger or in the proposed financing. If the proposed merger and related financing is not completed or is delayed, our business may suffer for a number of reasons including, but not limited to, other opportunities foregone while the transaction was pending, additional costs incurred in support of the proposed merger, loss of employees due to uncertainty surrounding the acquisition and a further reduction in our cash balances. Even if the proposed merger is completed, we may fail to realize the anticipated benefits of the merger. In addition, if the proposed merger and financing is completed, your ownership in our stock will be significantly diluted.

We may not be able to continue to meet all of The NASDAQ National Market’s continued listing requirements, which could reduce the liquidity of our common stock and adversely affect our ability to raise additional necessary capital.

In order to continue trading on The NASDAQ National Market, we must comply with The NASDAQ National Market’s continued listing requirements, which require that we maintain a minimum stockholders’ equity of $10.0 million and a minimum closing bid price of $1.00 per share.

We currently are in compliance with The NASDAQ National Market’s continued listing requirements. However, if in the future we fail to satisfy The NASDAQ National Market’s continued listing requirements, our common stock may be delisted from The NASDAQ National Market. The delisting of our common stock may result in the trading of the stock on the NASDAQ SmallCap Market or the OTC Bulletin Board. Consequently, a delisting of our common stock from The NASDAQ National Market may reduce the liquidity of our common stock and adversely affect our ability to raise additional necessary capital.

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

Except for our HIV and lung and colorectal vaccine candidates, for which we began clinical trials in September 2002 and February 2003 respectively, all of our potential vaccine products are in research or preclinical development, the results of which do not necessarily predict or prove safety or efficacy in humans. We must demonstrate for each vaccine, safety and efficacy in humans through extensive clinical testing, which is very expensive, can take many years, and has an uncertain outcome. We may experience numerous unforeseen events during or as a result of the testing process that could delay or prevent testing or commercialization of our products, including the following:

•	the results of preclinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;

•	after reviewing test results, we or our collaborators may abandon projects that we might previously have believed to be promising;

•	we, our collaborators or regulators may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks;

•	we may have to delay clinical trials as a result of scheduling conflicts with participating clinicians and clinical institutions, or difficulties in identifying and enrolling patients who meet trial eligibility criteria;

•	safety and efficacy results attained in early human clinical trials may not be indicative of results that are obtained in later clinical trials; and

•	the effects our vaccine candidates have may not be the desired effects or may include undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if ever approved.

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

We have experienced significant operating losses since our inception in 1987. As of March 31, 2003, we had an accumulated deficit of $152.7 million. We expect to continue to incur substantial operating expenses and net operating losses for the foreseeable future, which may hurt our ability to continue operations. We have not generated revenues from the commercialization of any product. All of our revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants, certain asset divestitures and interest income. We expect that substantially all of our revenues for the foreseeable future will result from similar sources. To achieve profitable operations, we, alone or with collaborators, must successfully identify, develop, register and market proprietary products. We do not expect to generate revenues from the commercialization of any product for at least six years (and this would assume approval of either our HIV or lung and colorectal product candidate, which may not occur). We may not be able to generate sufficient product revenue to become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or yearly basis.

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

If we cannot obtain and maintain strategic collaborations on acceptable terms in the future, we may not be able to develop products in markets where it would be too costly or complex to do so on our own.

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

If our collaboration or license arrangements are unsuccessful, our revenues and product development may be limited.

Our collaborations and license arrangements generally pose the following risks:

•	collaborators and licensees may not pursue further development and commercialization of potential products resulting from our collaborations or may elect not to renew research and development programs;

•	collaborators and licensees may delay clinical trials, under fund a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require new formulation of a product candidate for clinical testing;

•	expected revenue might not be generated because milestones may not be achieved and product candidates may not be developed;

•	collaborators and licensees could independently develop, or develop with third parties, products that could compete with our future products;

•	the terms of our contracts with our current or future collaborators and licensees may not be favorable to us in the future;

•	a collaborator or licensee with marketing and distribution rights to one or more of our products may not commit enough resources to the marketing and distribution of our products, limiting our potential revenues from the commercialization of a product;

•	disputes may arise delaying or terminating the research, development or commercialization of our product candidates, or result in significant and costly litigation or arbitration; and

•	collaborations and licensee arrangements may be terminated and we will experience increased operating expenses and capital requirements if we elect to pursue further development of the product candidate.

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

We have not completed the development of any product and, accordingly, have not begun to market or generate revenues from the commercialization of any product. We do not expect to market any of our therapeutic or prophylactic vaccines or any other products for at least six years (and this would assume approval of either our HIV or lung and colorectal product candidate, which may not occur). If we do not successfully develop and commercialize products, we will never generate revenues that would allow us to become profitable.

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

The market prices for securities of biotechnology companies, including our common stock, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are not necessarily related to the operating performance of such companies. Our stock price has been and will continue to be influenced by general market and industry conditions. In addition, the following factors may have a significant effect on the market price of our common stock:

•	whether we complete the proposed merger with Anosys and the related financing;

•	announcements of technological innovations or new commercial vaccines or other therapeutic products by us or others;

•	governmental regulation that affects the biotechnology and pharmaceutical industries;

•	developments in patent or other proprietary rights;

•	receipt of funding under collaboration and license agreements and government grants;

•	developments in, or termination of, our relationships with our collaborators and licensees;

•	public concern as to the clinical results and/or the safety of drugs developed by us or others; and

•	announcements related to the sale of our stock.

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

Provisions of our certificate of incorporation may have the effect of deterring unsolicited take-over offers and thereby deprive our stockholders from receiving a premium over the market price of our common stock. Our certificate of incorporation includes a provision that requires the approval of holders of at least 66 2/3% of our voting stock as a condition to a merger or certain other business transactions with, or proposed by, a holder of 15% or more of our voting stock. This approval is not required in cases where certain of our directors approve the transaction or where certain minimum price criteria and other procedural requirements are met. Our certificate of incorporation also requires the approval of holders of at least 66 2/3% of our voting stock to amend or change the provisions mentioned relating to the transaction approval. Finally, our certificate of incorporation provides that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting rather than by any consent in writing. Our stockholder rights plan, commonly referred to as a poison pill expired on March 19, 2003.

The promissory note that is outstanding to our chief executive officer is only a 50%-recourse note.

We loaned our chief executive officer $2,641,000 in January 2001 in connection with his purchase of shares of our common stock. The note bears interest at the rate of 5.61% per year, compounded annually. The principal and interest is due on January 16, 2005. The note is only 50% recourse and is secured by a pledge of the 1,056,301 shares of our common stock, which as of May 8, 2003, was valued at $1,595,014. In the event the note is not paid when due, our only recourse is for 50% of the value of the note and we may never receive payment for the other 50% of the value of the note.

Concentration of ownership among our existing officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our stock price.

As of March 31, 2003, our officers, directors and those stockholders owning at least five percent of our outstanding stock together control approximately 64.9% of our outstanding common stock as converted and Pharmacia holds 100% of our preferred stock. If some or all of these officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of the proposed merger with Anosys and related financing or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership also could depress our stock price.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

From time to time we are involved in certain litigation arising out of our operations. We are not currently engaged in any legal proceedings.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 99.1	Certification pursuant to Section 906 of the Public Company Accounting
Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted)

Exhibit 99.2	Certification pursuant to Section 302 of the Public Company Accounting
Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted)

(b)	Reports on Form 8-K during the first quarter ended March 31, 2003

None.

EPIMMUNE INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPIMMUNE INC.

Date: May 9, 2003	By:	/s/ Emile Loria

Emile Loria, M.D. President, Chief Executive Officer and Director

Date: May 9, 2003	By:	/s/ Robert De Vaere

Robert De Vaere Vice President, Finance and Administration, Chief Financial Officer, Assistant Secretary (Principal Financial and Accounting Officer)