Form 10-Q
period 2003-06-30
EPIMMUNE INC
filed 2003-08-14
CIK 822206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003, or

☐	Transition Period Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From to .

Commission file number 0-19591

EPIMMUNE INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0245076

(State of Incorporation)	(I.R.S. Employer Identification No.)

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
Yes         No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock: $.01 par value 12,207,768 shares outstanding as of August 12, 2003.

EPIMMUNE INC.
QUARTERLY REPORT
FORM 10-Q

*	No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EPIMMUNE INC.
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,895	$9,745
Prepaids and other current assets	1,199	708

Total current assets	7,094	10,453
Restricted long-term investment	472	472
Property and equipment, net	1,243	1,363
Patents and other assets	3,390	3,240

TOTAL ASSETS	$12,199	$15,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,411	$1,336
Deferred contract revenues	1,543	1,114
Accrued payroll and related expenses	258	252
Current portion of notes payable	—	43

Total current liabilities	3,212	2,745
Deferred rent	207	197
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, 1,409,288 shares issued and outstanding of Series S and S-1 convertible preferred stock at June 30, 2003 and December 31, 2002. Liquidation preference of $10,000,000 at June 30, 2003 and December 31, 2002.	14	14
Common stock, $.01 par value, 25,000,000 shares authorized, 12,207,768 shares and 12,153,462 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively.	122	122
Additional paid-in capital	166,514	166,454
Note receivable held by stockholder	(3,014)	(2,932)
Deferred compensation	(154)	(203)
Accumulated deficit	(154,702)	(150,869)

Total stockholders’ equity	8,780	12,586

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,199	$15,528

See accompanying notes.

EPIMMUNE INC.
CONDENSED STATEMENT OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Revenues
License fees and milestones	$246	$125	$449	$125
Research grants and contract revenue	519	580	774	1,115
Related party revenue-Genencor	1,023	1,087	1,996	2,507

Total revenues	1,788	1,792	3,219	3,747
Costs and expenses:
Research and development	2,835	3,302	5,446	5,988
General and administrative	1,042	810	1,725	1,388

Total costs and expenses	3,877	4,112	7,171	7,376
Loss from operations	(2,089)	(2,320)	(3,952)	(3,629)
Interest income, net	58	129	123	388
Other income, net	(1)	(5)	(4)	(6)

Net loss	$(2,032)	$(2,196)	$(3,833)	$(3,247)
Net loss per share-basic and diluted	$(0.17)	$(0.19)	$(0.33)	$(0.29)

Shares used in computing net loss per share — basic and diluted	11,742	11,391	11,709	11,358

See accompanying notes.

EPIMMUNE INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended June 30,

	2003	2002

OPERATING ACTIVITIES
Net loss	$(3,833)	$(3,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest on note held by stockholder	(82)	(213)
Depreciation and amortization	417	362
Stock-based compensation	65	(70)
Deferred rent	10	18
Deferred revenue	429	(693)
Loss on disposal of assets	2	—
Change in operating assets and liabilities:
Prepaids and other current assets	(491)	(153)
Accounts payable and accrued liabilities	75	361
Accrued payroll and related expenses	6	48

Net cash used in operating activities	(3,402)	(3,587)
INVESTING ACTIVITIES
Purchases of available-for-sale securities	—	(1,614)
Maturities of available-for-sale securities	—	921
Purchase of property and equipment	(51)	(650)
Patents	(398)	(430)

Net cash used in investing activities	(449)	(1,773)
FINANCING ACTIVITIES
Principal payments on notes payable to bank	(43)	(215)
Net proceeds from issuance of common stock	44	43

Net cash provided by (used in) financing activities	1	(172)
Decrease in cash and cash equivalents	(3,850)	(5,532)
Cash and cash equivalents at beginning of year	9,745	8,038

Cash and cash equivalents at end of period	$5,895	$2,506

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$3	$16

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCIAL ACTIVITIES
Unrealized gains/(losses) on available-for-sale securities	$—	$13

See accompanying notes.

EPIMMUNE INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
June 30, 2003

1.     Basis of Presentation

The interim unaudited condensed financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In management’s opinion, the unaudited information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year. The financial statements should be read in conjunction with the audited consolidated financial statements and disclosures thereto included in the Company’s Form 10-K for the year ended December 31, 2002.

The Company has an accumulated deficit of $154.7 million as of June 30, 2003. The Company’s ability to attain profitable operations is dependent upon obtaining sufficient working capital to complete the successful development of its products, the Food and Drug Administration (“FDA”) approval of its products, achieving market acceptance of such products and achievement of sufficient levels of revenue to support the Company’s cost structure. Management believes that the Company’s existing capital resources will enable the Company to fund its operations through December 31, 2003. If the Company is unable to obtain additional funding, it will be required to delay, reduce the scope of or eliminate one or more of its research and development projects, sell the Company or certain of its assets or technologies, or dissolve and liquidate all of its assets.

Earnings per share (“EPS”) is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS No. 128”). SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period, excluding owned but unvested shares. There were 408,493 and 672,388 owned but unvested shares as of June 30, 2003 and June 30, 2002, respectively. Diluted EPS reflects the potential dilution of securities that could share in our earnings, such as common stock equivalents that may be issuable upon exercise of outstanding common stock options or warrants as well as all shares of preferred stock, which may be converted into common stock. Prior to the application of the treasury stock method for options and warrants, common stock equivalents of 3,130,149 and 3,540,480 for the six months ended June 30, 2003 and 2002, respectively, have been excluded from EPS as the effect is antidilutive. On a fully diluted basis, assuming full vesting and conversion of all common stock equivalents upon exercise of outstanding common stock options and warrants as well as conversion of all shares of preferred stock, there were 15,337,917 and 15,674,900 shares outstanding as of June 30, 2003 and June 30, 2002, respectively.

As permitted by SFAS No. 123, Accounting for Stock-based Compensation (“SFAS No. 123”), the Company elected to follow the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), and related interpretations in accounting for its employee stock options. Under APB Opinion No. 25, among other things, when the exercise price of its employee stock options is not less than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

As required under SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment of FASB Statement No. 123 (“SFAS No. 148”), the pro forma effects of stock-based compensation on net income and net earnings per common share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted-average assumptions: risk-free interest rates of 6%; dividend yield of 0; and a weighted average expected life for all options of six years. The volatility factor assumptions of the expected market price of the Company’s common stock were 123% and 83% for June 30, 2003 and 2002, respectively.

For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. The effect of applying SFAS No. 123 for purposes of providing pro forma disclosures is not likely to be representative of the effects on the Company’s operating results for future years because changes in the subjective input assumptions can materially affect future value estimates. Pro forma information for the three and six months ended June 30, 2003 and 2002 is as follows:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net loss as reported	($2,032,000)	($2,196,000)	($3,833,000)	($3,247,000)
FAS 123 compensation expense	(166,000)	(191,000)	(332,000)	(374,000)

Adjusted pro forma basic and diluted net loss	($2,198,000)	($2,387,000)	($4,165,000)	($3,621,000)
Adjusted pro forma basic and diluted net loss per share	($0.19)	($0.21)	($0.36)	($0.32)

2.     New Accounting Standards

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148. This statement amends SFAS No. 123 to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The annual disclosure provisions are effective for the Company beginning with its year ended December 31, 2002. The interim disclosure requirements are currently effective. The adoption of SFAS No. 148 did not have a material effect on our results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify certain instruments as liabilities (or assets in some circumstances), which may have previously been classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The provisions of SFAS No. 150 are to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company does not believe the adoption of the provisions of SFAS No. 150 will have a material effect on the Company’s consolidated financial statements.

3.     Termination of Merger Agreement with Anosys, Inc.

On August 12, 2003, the Company announced that the merger agreement between the Company and Anosys, Inc., entered into on May 9, 2003, was terminated. In connection with the termination of the merger agreement, the Company recorded a charge of $0.5 million in the three months ended June 30, 2003 to write-off costs it had previously capitalized in connection with the proposed merger.

4.     Note Receivable from Stockholder

In January 2001, the Company sold Dr. Emile Loria, President and CEO, 1,056,301 shares of its common stock at the closing price of such common stock as reported by the Nasdaq National Market on the date of purchase, which was $2.50 per share. These shares vest in equal daily installments over the four-year period following the purchase date and the Company has a right to purchase any unvested shares at the purchase price paid by Dr. Loria in the event of termination of Dr. Loria’s service to the Company. Dr. Loria purchased the shares with a promissory note in the principal amount of $2,641,000, which is secured by a pledge of the shares. The note bears interest at the rate of 5.61% per year, compounded annually. The principal and interest is due on January 16, 2005. For the six months ended June 30, 2003 and 2002, there was principal and interest outstanding under the note of $3,014,000 and $2,854,000, respectively.

The Company is monitoring and, when applicable, recording monthly compensation expense related to the shares sold to Dr. Loria based on the provisions of EITF 95-16, Accounting for Stock Compensation Arrangements with Employer Loan features under APB 25. For the six months ended June 30, 2003 and 2002, the Company had $0 of deferred compensation expense related to unvested shares on its balance sheet. The Company will record compensation expense each month, when applicable, based on the difference between the exercise price and the current fair market value of the vested shares until the note is paid off.

The Company is also recording compensation expense related to the below market interest rate the promissory note bears. The Company recorded $25,000 in compensation expense related to the below market interest rate on the note for the three months ended June 30, 2003 and 2002. In addition, the Company had $154,000 and $253,000 of accrued deferred compensation expense for the three months ended June 30, 2003 and 2002, respectively, which it will recognize monthly until the note matures in January 2005.

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

6.     Immuno-Designed Molecules, S.A.

In October 2002, the Company entered into an evaluation and license option agreement with Immuno-Designed Molecules, S.A., or IDM, for certain cancer antigens for use in IDM’s ex vivo cancer therapy program. Under the terms of the agreement, IDM had 120 days from the date of the option agreement to evaluate the epitopes and exercise its option to license certain patented and non-patented rights to Epimmune’s universal cancer epitope packages for use in ex vivo cancer therapy. In February 2003, IDM exercised its option and in July 2003, the Company entered into a license agreement with IDM pursuant to which IDM was granted a non-exclusive license to use the epitopes in connection with its

DendritophageTM ex vivo technology. The Company received an evaluation license fee when it entered into the evaluation and license option agreement, which was amortized into revenue over the evaluation period. The Company received a license fee in February 2003 when IDM exercised its option. The Company is amortizing the license fee over the estimated four-year life of the license. The Company also received a non-recurring milestone payment in June 2003, which it will recognize as revenue over the remaining estimated life of the license.

7.     Merck and Co., Inc.

In April 2003, the Company entered into an agreement with Merck & Co., Inc. under which Merck will evaluate select Epimmune epitopes in connection with technology controlled by Merck for the development of certain vaccines. Under the terms of the agreement, the Company will provide Merck a limited number of its proprietary analog, or modified epitopes, which will then be evaluated in connection with delivery technologies owned or controlled by Merck to determine the activity of the Epimmune epitopes. The Company received an evaluation license fee in connection with the agreement, which will be amortized into revenue over the term of the agreement. Merck has an option to enter into licensing discussions with Epimmune for the development of the Epimmune epitopes for use in vaccines for the treatment of certain diseases.

8.     CEO Performance Bonus

In June 2003, in consideration for continued employment at Epimmune, the Company entered into an agreement with Dr. Loria, whereby Dr. Loria is eligible to earn a performance bonus equal to 2% of any proceeds received by the Company from any private or public equity financing completed through December 31, 2004. Payment of such bonus shall be automatic up to $1.0 million and thereafter shall be at the discretion of the Company’s Board of Directors.

In addition, there were other benefits provided to Dr. Loria in the event the merger with Anosys was consummated, however, as discussed in Note 3, such merger agreement was terminated.

9.     Aventis Pasteur

The Company entered into an evaluation and license option agreement with Aventis Pasteur Limited in July 2003, which gave Aventis, for twelve months, the right to exercise its option to license from Epimmune certain epitopes from two cancer associated antigens for use in connection with its pox virus therapeutic cancer vaccine program. Epimmune received an evaluation license fee, which was amortized into revenue over the evaluation period. In June 2003, the end of the evaluation period, Aventis Pasteur chose to not exercise its rights under the agreement.

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

Epimmune® and PADRE® are our trademarks and EIS, ImmunoStealth and ImmunoSense are our service marks.

Since 1997, we have devoted substantially all of our resources to the discovery and development of potential therapeutic and prophylactic products. To date, we have not received any revenues from the sale of products. We began a Phase I/II clinical trial targeting HIV in September 2002 and two Phase I/II clinical trials targeting lung and colorectal cancer in February 2003. We have funded our research and development primarily from equity-derived working capital and through licensing transactions and collaborations with other companies. We have not been profitable since our inception and expect to incur substantial operating losses for at least the next several years. As of June 30, 2003, our accumulated deficit was approximately $154.7 million.

In July 2001, we entered into a collaboration agreement with Genencor. The revenue that we recognize from Genencor includes milestone payments, recognition of upfront license fees over the term of the contract and contract research and development funding to support our research over the term of the collaboration. As of June 30, 2003, Genencor owned 11.0% of our common stock and is therefore considered a “related party” for financial reporting purposes. Therefore, all payments that we receive under this agreement are itemized under the category, “Related Party Revenue.”

On August 12, 2003, we announced that the merger agreement between us and Anosys, Inc., entered into on May 9, 2003, was terminated.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, patents and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our financial statements (see Note 1 to our financial statements on page F-7 of the Form 10-K filed for the year ended December 31, 2002).

Revenue Recognition

We recognize revenues pursuant to Staff Accounting Bulletin No. 101, Revenue Recognition. License fees are earned and recognized in accordance with the provisions of each agreement. Upfront license fees for perpetual licenses where we have no performance obligations are recognized when received. License fees with ongoing involvement or performance obligations are recognized over the term of the agreement. For example, in connection with our Genencor collaboration, because we received an upfront license fee, it is being amortized into revenue over the collaboration term. Milestone payments are recognized as revenue upon the completion of the milestone as long as the milestone event was substantive, and its achievability was not reasonably assured at inception and the Company’s performance obligations after milestone achievement will continue to be funded at a comparable level before the milestone achievement. Contract research and development funding is recognized as revenue in the same period as reimbursable expenses under a contract are incurred and in an amount or at a rate billable under each contract’s terms. Revenues from grants are recognized on a percentage-of-completion basis as related costs are incurred. We defer revenue recognition until performance obligations have been completed and collectibility is reasonably assured.

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

Investment Policy

The primary objective of our investment activities is to preserve principal while at the same time achieving competitive yields, without significantly increasing risk. To achieve this objective, we primarily invest in cash and money market accounts as well as A1 or P1 or higher rated debt securities with maturities of less than two years, with the weighted average maturity not to exceed eighteen months. We also attempt to minimize our portfolio risk by placing constraints on how much of our portfolio may be held in a specific type of investment such as asset-backed securities or collateralized mortgage obligations as well as limiting our holdings in any one issuer. At June 30, 2003, our investment portfolio included only cash and money market accounts and had no fixed-income securities.

Results of Operations

Three months ended June 30, 2003, as compared with three months ended June 30, 2002.

We had total revenues of $1.8 million in the three months ended June 30, 2003 and in the three months ended June 30, 2002. In the three months ended June 30, 2003, a $0.1 million reduction in grant and contract revenue and related party revenue was offset by a $0.1 million increase in licensing and milestone revenue. The decrease in grant and contract revenue during the three months ended June 30, 2003, compared to the three months ended June 30, 2002, was a result of completion of work on certain grants and the timing of costs to be included for reimbursement on others. Related party revenue includes milestone payments, amortization of license fees and contract research and development funding, as a result of our collaboration with Genencor. The reduction in related party revenue during the three months ended June 30, 2003, compared to the three months ended June 30, 2002, was a result of an increase in the time period during which the license fees previously paid by Genencor are being amortized due to the extension of the agreement, partially offset by a non-recurring milestone payment received in the three months ended June 30, 2003, whereas we recognized no milestone revenue in the three months ended June 30, 2002. The change in the estimated life of the license occurred due to the extension of the agreement term from September 1, 2003 to September 1, 2004. The increase in licensing and milestone revenue in the second quarter of 2003 was due to an increase in licensing revenue as a result of amortization of evaluation fees and license fees received from Aventis, IDM and Beckman Coulter in the current period, compared to the same period in 2002.

Research and development expenses decreased to $2.8 million in the three months ended June 30, 2003 from $3.3 million in the three months ended June 30, 2002. The decrease in the three months ended June 30, 2003 relates primarily to lower outside costs related to preclinical activities such as formulation and toxicology studies for our HIV and lung and colorectal cancer programs which are now in clinical trials, lower scientific supplies costs related to completion of preclinical activities, and lower patent and intellectual property related expenses, partially offset by higher costs associated with outside research support from the La Jolla Institute for Allergy and Immunology with whom we contracted on our High Throughput Screening, or HTS contract with the National Institutes of Health (NIH).

General and administrative costs were approximately $1.0 million in the three months ended June 30, 2003 and $0.8 million in the three months ended June 30, 2002. The increase in the second quarter of 2003 was primarily due to the write-off of approximately $0.5 million of legal, investment banking, accounting and other expenses related to our previously proposed merger with Anosys, which has now been terminated, and increased deferred compensation expense due to director options as a result of a greater increase in our stock price from the beginning of the quarter to the end of the quarter during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002, partially offset by lower SEC annual report costs and decreases in legal, consulting and other outside expenses.

Net interest income was approximately $0.1 million in the three months ended June 30, 2003 and in the three months ended June 30, 2002.

Six months ended June 30, 2003 as compared with six months ended June 30, 2002.

In the six months ended June 30, 2003, we had total revenues of $3.2 million, as compared to $3.7 million in revenue in the six months ended June 30, 2002. The decrease in the six months ended June 30, 2003 relates primarily to a $0.5 million decrease in related party revenue, and a $0.3 million decrease in research grants and contract revenue, offset by a $0.3 million increase in licensing and milestone revenue. The decrease in related party revenue in the six months ended June 30, 2003, compared to the six months ended June 30, 2002, was a result of an increase in the time period during which the license fees previously paid by Genencor are being amortized due to the extension of the agreement, and lower non-recurring milestone payments received in 2003. The change in the estimated life of the license occurred due to the extension of the agreement term from September 1, 2003 to September 1, 2004. The decrease in grant and contract revenue in the six months ended June 30, 2003, compared to the six months ended June 30, 2002, was a result of completion of work on certain grants and the timing of costs to be included for reimbursement on others. The increase in licensing and milestone revenue in the six months ended June 30, 2003 was due to an increase in licensing revenue as a result of amortization of evaluation fees and license fees received from Aventis, IDM and Beckman Coulter in the current period, compared to the same period in 2002.

Research and development expenses decreased to $5.4 million in the six months ended June 30, 2003, from $6.0 million in the six months ended June 30, 2002. The decrease in the six months ended June 30, 2003 relates primarily to decreased outside costs related to preclinical activities such as formulation and toxicology studies for our HIV and lung and colorectal cancer programs, lower patent and intellectual property related expenses, and lower scientific supplies costs related to completion of preclinical activities, partially offset by higher costs associated with outside research support related to our HTS contract with the NIH. We now expect our research and development expenses to increase up to 10% in 2003 compared with 2002, as we continue our research and development programs, including our clinical trials in HIV and lung and colorectal cancer.

General and administrative costs were approximately $1.7 million in the six months ended June 30, 2003 and $1.4 million in the six months ended June 30, 2002. The increase in the six months ended June 30, 2003 was primarily due to the write-off of approximately $0.5 million of legal, investment banking, accounting and other expenses related to our previously proposed merger with Anosys, which has now been terminated, and increased deferred compensation expense due a greater increase in our stock price from the beginning of the period to the end of the period during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, partially offset by a reduction in legal, consulting and other outside costs, decreases in recruiting and relocation expenses, the timing of accounting fees, and the reclassification of internal, intellectual property related salaries to research and development expense.

Net interest income was approximately $0.1 million in the six months ended June 30, 2003 and $0.4 million in the six months ended June 30, 2002. Interest income during the six months ended June 30, 2003 includes $0.1 million of interest accrued on the note issued for the purchase of shares by Dr. Loria, our president and chief executive officer, in January 2001, compared to $0.2 million of interest on the note for the six months ended June 30, 2002. We also had lower average cash balances and rates of return in the six months ended June 30, 2003, compared to the six months ended June 30, 2002.

We expect to incur significant operating losses over the next several years due to continuing expenses associated with our research and development programs, including preclinical testing and clinical trials. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of revenues received and expenses incurred, and such fluctuations may be substantial.

Liquidity and Capital Resources

We have financed operations since inception primarily through private placements of equity securities, two public common stock offerings, revenues under collaborative research and development agreements, grant revenues, certain asset divestitures and interest income. Through June 30, 2003, we had raised approximately $163.9 million in cash from the sale of equity securities. As of June 30, 2003, we had 13,816,216 shares outstanding on an as converted to common stock basis, assuming conversion of preferred shares.

As of June 30, 2003, our cash and cash equivalents were $5.9 million compared to $9.7 million at December 31, 2002. The decrease was primarily due to cash used for operations. Approximately $0.5 million was for legal, investment banking, accounting and other expenses related to our previously proposed merger with Anosys, which has now been terminated. We expect to continue to use our cash and cash equivalents to fund our ongoing clinical trials and drug research and development programs.

Capital expenditures were approximately $0.1 million for the six months ended June 30, 2003 compared to $0.7 million for the six months ended June 30, 2002. The expenditures for the first six months of 2002 were primarily for laboratory equipment to increase and improve immunological screening throughput and to build out additional laboratory space to accommodate additional employees. In the past, we have financed our laboratory equipment and research and office facilities primarily through operating lease arrangements and a note payable. We fully paid off our note payable in the first quarter of 2003, resulting in payments of approximately $40,000 in the six months ended June 30, 2003 compared to $0.2 million in the six months ended June 30, 2002. During 2003, we anticipate that payments related to leasehold improvements and capital expenditures will decrease compared to 2002 levels to a range of approximately $0.2 million to $0.4 million. We will also pay approximately $0.6 million in rent on our lease commitments during 2003.

Payments related to capitalized patent expenses were approximately $0.4 million during the first six months of both 2003 and 2002. We expect payments related to patents to be relatively flat in 2003 compared to 2002 as we continue to pursue filings and claims in our intellectual property portfolio.

We expect to incur additional research and development expenditures in 2003 compared to 2002 levels in connection with our ongoing drug research and development programs, including costs related to preclinical testing, our three Phase I/II clinical trials and manufacturing. We intend to seek collaborative research and development relationships with suitable corporate partners and U.S. government agencies

(including seeking grants to fund our research). We continue to attempt to license to third parties some of our technology in markets that we are not pursuing ourselves or through our collaborations. In the event these agreements relate to markets we are not pursuing, any agreements that may result from these discussions may not successfully reduce our funding requirements or, if entered into, may be terminated.

We also anticipate that operating expenses for the full year 2003 will rise over 2002 levels. The anticipated rise in expenses relates to beginning our Phase I/II clinical trial targeting HIV in September 2002 and our two Phase I/II clinical trials targeting lung and colorectal cancer in February 2003. We also anticipate using some of our cash and investment in 2003 to fund our collaboration with Bavarian Nordic. We will share equally with Bavarian Nordic in all research related expenses and have included these anticipated expenditures in our operating expense forecast for 2003. We will also become liable in 2003 for payment of license fees of up to $0.1 million.

We anticipate that our existing cash and investments and interest earned thereon, along with the cash receipts related to existing contracts will enable us to maintain our current and planned operations through December 2003. We will continue to spend substantial amounts on research and development, including amounts spent for manufacturing clinical supplies, conducting clinical trials for our HIV and lung and colorectal product candidates and expanding our drug development programs. Therefore, we currently need to raise additional funding, however we do not have committed external sources of funding and may not be able to obtain any additional funding, especially if volatile market conditions persist for biotechnology companies. If we are unable to obtain additional funding, we will be required to delay, reduce the scope of or eliminate one or more of our research and development projects, sell the Company or certain of its assets or technologies, or dissolve and liquidate all of its assets. As of June 30, 2003, we had only approximately $5.9 million in cash and cash equivalents. Our future operational and capital requirements will depend on many factors, including:

•	whether we are able to secure additional financing on favorable terms, or at all;

•	the costs associated with our clinical trials for our vaccine targeting HIV, which began in the third quarter of 2002;

•	the costs associated with our clinical trials for our vaccine targeting lung and colorectal cancer, which began in February 2003;

•	progress with other preclinical testing and clinical trials in the future;

•	our ability to establish and maintain collaboration and license agreements and any government grants;

•	the actual revenue we receive under our collaboration and license agreements;

•	the actual costs we incur under our research collaboration with Bavarian Nordic;

•	the actual payment of license fees which may become payable at the option of the licensor;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and any other proprietary rights;

•	competing technological and market developments;

•	changes in our existing research relationships;

•	continued scientific progress in our drug discovery programs; and

•	the magnitude of our drug discovery and development programs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2003, our investment portfolio included only cash and money market accounts and had no fixed-income securities. There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

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

We will continue to spend substantial amounts on research and development, including amounts spent for manufacturing clinical supplies, conducting clinical trials for our product candidates and expanding our drug development programs. Therefore, we currently need to raise additional funding and we do not have committed external sources of funding and may not be able to obtain any additional funding, especially if volatile market conditions persist for biotechnology companies. If we are unable to obtain additional funding, we will be required to delay, reduce the scope of or eliminate one or more of our research and development projects, sell the Company or certain of its assets or technologies, or dissolve and liquidate all of its assets. As of June 30, 2003, we had only approximately $5.9 million in cash and cash equivalents. Our future operational and capital requirements will depend on many factors, including:

•	whether we are able to secure additional financing on favorable terms, or at all;

•	the costs associated with our clinical trials for our vaccine targeting HIV, which began in September of 2002;

•	the costs associated with our clinical trials for our vaccine targeting lung and colorectal cancer, which began in February 2003;

•	progress with other preclinical testing and clinical trials in the future;

•	our ability to establish and maintain collaboration and license agreements and any government grants;

•	the actual revenue we receive under our collaboration and license agreements;

•	the actual costs we incur under our research collaboration with Bavarian Nordic;

•	the actual payment of license fees which may become payable at the option of the licensor;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and any other proprietary rights;

•	competing technological and market developments;

•	changes in our existing research relationships;

•	continued scientific progress in our drug discovery programs; and

•	the magnitude of our drug discovery and development programs.

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

We currently do not meet all of The NASDAQ National Market’s continued listing requirements and we may be delisted, which could reduce the liquidity of our common stock and adversely affect our ability to raise additional necessary capital.

In order to continue trading on The NASDAQ National Market, we must comply with The NASDAQ National Market’s continued listing requirements, which require that we maintain a minimum stockholders’ equity of $10.0 million and a minimum closing bid price of $1.00 per share. As of June 30, 2003, our stockholders’ equity was less than the $10.0 million minimum.

If we fail to satisfy The NASDAQ National Market’s continued listing requirements or are unable to regain compliance with those requirements, our common stock may be delisted from The NASDAQ National Market. The delisting of our common stock may result in the trading of the stock on the NASDAQ SmallCap Market or the OTC Bulletin Board. Consequently, a delisting of our common stock from The NASDAQ National Market may reduce the liquidity of our common stock and adversely affect our ability to raise additional necessary capital.

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

We have experienced significant operating losses since our inception in 1987. As of June 30, 2003, we had an accumulated deficit of $154.7 million. We expect to continue to incur substantial operating expenses and net operating losses for the foreseeable future, which may hurt our ability to continue operations. We have not generated revenues from the commercialization of any product. All of our revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants, certain asset divestitures and interest income. We expect that substantially all of our revenues for the foreseeable future will result from similar sources. To achieve profitable operations, we, alone or with collaborators, must successfully identify, develop, register and market proprietary products. We do not expect to generate revenues from the commercialization of any product for at least six years (and this would assume approval of either our HIV or lung and colorectal product candidates, which may not occur). We may not be able to generate sufficient product revenue to become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or yearly basis.

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

Our vaccines under development address a range of cancer and infectious disease markets. The competition in these markets is extremely formidable. There are 74 drugs currently approved in the United States for HIV, and according to a PhRMA 2002 report on pharmaceutical drug development, there were 83 new product candidates in clinical development for HIV and related conditions, including 14 HIV vaccines. In addition, according to a PhRMA 2003 report on pharmaceutical drug development, there were 395 new product candidates in clinical development for the treatment of cancer, and at least 33 companies were developing more than 50 vaccines against various cancers. An important factor in competition may be the timing of market introduction of our vaccines and competitive products. Accordingly, the relative speed with which we can develop vaccines, complete the clinical trials and approval processes and supply commercial quantities of the vaccines to the market are expected to be important competitive factors. We expect that competition among products approved for sale will be based, among other things, on product effectiveness, safety, reliability, availability, price and patent position.

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

Because there are not yet any therapeutic vaccines that have undergone the complete clinical development process and FDA review, there is still insufficient evidence that therapeutic vaccines will become products. Our business is dependent upon the concept of a therapeutic vaccine and, therefore, if therapeutic vaccines were found not to be safe or effective, we would never commercialize a product candidate and would never make a profit.

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

We cannot guarantee that our research and development programs will be successful in identifying vaccine candidates for clinical trials. Even if we do receive positive data during preclinical testing and during Phase I/II clinical trials for our therapeutic vaccine candidates targeting HIV, and lung and colorectal cancer or any other candidates we may develop, this data cannot be relied upon as evidence that the clinical candidate will be safe and effective in humans, and assuming we initiate any Phase III trials, data from Phase III or other pivotal clinical trials may not be consistent with earlier data or be sufficient to support regulatory approval.

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

We fund certain of our research and development related to our HIV, cancer and malaria programs pursuant to grants from the government. As a result of these grants, the government may have rights in the technology, including inventions developed with government funding. In addition, the government may require us to grant to a third party an exclusive license to any inventions resulting from the grant if the government determines that we have not taken adequate steps to commercialize inventions, or for public health or safety needs.

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

The market prices for securities of biotechnology companies, including our common stock, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are not necessarily related to the operating performance of such companies. Our stock price has been and will continue to be influenced by general market and industry conditions. In addition, the following factors may have a significant effect on the market price of our common stock:

•	whether we are able to secure additional financing on favorable terms, or at all;

•	announcements of technological innovations or new commercial vaccines or other therapeutic products by us or others;

•	governmental regulation that affects the biotechnology and pharmaceutical industries;

•	developments in patent or other proprietary rights;

•	receipt of funding under collaboration and license agreements and government grants;

•	developments in, or termination of, our relationships with our collaborators and licensees;

•	public concern as to the clinical results and/or the safety of drugs developed by us or others; and

•	announcements related to the sale of our stock.

Fluctuations in our financial performance from period to period also may have a significant impact on the market price of our common stock.

The promissory note that is outstanding to our chief executive officer is only a 50%-recourse note.

We loaned our chief executive officer $2,641,000 in January 2001 in connection with his purchase of shares of our common stock. The note bears interest at the rate of 5.61% per year, compounded annually. The principal and interest is due on January 16, 2005. The note is only 50% recourse and is secured by a pledge of the 1,056,301 shares of our common stock, which as of August 12, 2003, was valued at $1,806,275. In the event the note is not paid when due, our only recourse is for 50% of the value of the note and we may never receive payment for the other 50% of the value of the note.

Concentration of ownership among our existing officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our stock price.

As of June 30, 2003, our officers, directors and those stockholders owning at least five percent of our outstanding stock together control approximately 64.9% of our outstanding common stock as converted and Pharmacia holds 100% of our preferred stock. If some or all of these officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval or disapproval of any proposed merger or financing or other business combination transaction. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership also could depress our stock price.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2003. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the evaluation date.

(b)	Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II. OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

From time to time we are involved in certain litigation arising out of our operations. We are not currently engaged in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2003 Annual Meeting of Stockholders, or the Annual Meeting, was held on July 15, 2003. The matters voted on at the Annual Meeting were:

1.	To elect the members of the Board of Directors.

2.	To approve an amendment to the Epimmune Inc. 2000 Stock Plan to increase the number of shares of the Company’s Common Stock available for issuance under the plan from 1,200,000 to 1,600,000 shares.

3.	To ratify the selection of Ernst & Young LLP, as independent auditors for the Company, for the year ending December 31, 2003.

At the Annual Meeting, 11,183,955 shares of Common Stock out of a total of 12,182,919 shares of Common Stock outstanding at the record date were represented in person or by proxy, 859,666 shares of Series S Preferred Stock (1,058,826 on an as converted to common stock basis) out of a total of 859,666 shares of Series S Preferred Stock (1,058,826 on an as converted to common stock basis) outstanding at a record date were represented in person or by proxy and 549,622 shares of Series S-1 Preferred Stock out of a total of 549,622 shares of Series S-1 Preferred Stock outstanding at the record date were represented in person or by proxy. The holder of preferred stock votes its shares on all matters to be voted upon at the Annual Meeting on an as-converted to common stock basis.

The results of the stockholders’ vote on each matter are set forth below:

1.	Election of the Board of Directors.

Nominees	For	Withheld

Howard E. Greene, Jr.	10,635,599	2,156,804
William T. Comer, Ph.D.	12,445,499	346,904
Michael G. Grey	12,572,656	219,747
John P. McKearn, Ph.D.	12,445,499	346,904
Georges Hibon	12,572,599	219,804
Emile Loria, M.D.	12,572,656	219,747
Michael J. Ross, Ph.D.	12,572,656	219,747

2.	Approve an amendment to the Epimmune Inc. 2000 Stock Plan to increase the number of shares of the Company’s Common Stock available for issuance under the plan from 1,200,000 to 1,600,000 shares.

Votes

For	12,268,193
Against	513,617
Abstain	10,593

3.	Ratify the selection of Ernst &Young LLP, as independent auditors for the year ending December 31, 2003.

Votes

For	12,765,580
Against	17,542
Abstain	9,281

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 10.49	Amendment to Letter Agreement between Epimmune and Dr. Emile Loria dated June 20, 2003
Exhibit 10.50	Non-Exclusive License Agreement between Epimmune and Immuno-Designed Molecules dated July 7, 2003 (with certain confidential portions deleted)
Exhibit 31	Certification pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted)
Exhibit 32	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted)

(b)	Reports on Form 8-K during the second quarter ended June 30, 2003

1.)	The Company filed a Report on Form 8-K on May 9, 2003 announcing its financial results for the first quarter ended March 31, 2003.

2.)	The Company filed a Report on Form 8-K on May 12, 2003 announcing the execution of a definitive merger agreement between the Company and Anosys, Inc.

3.)	The Company filed a Report on Form 8-K on August 12, 2003 announcing the termination of the definitive merger agreement between the Company and Anosys, Inc.

EPIMMUNE INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPIMMUNE INC.

Date: August 14, 2003	By:	/s/ Emile Loria

Emile Loria, M.D.
President, Chief Executive Officer and Director

Date: August 14, 2003	By:	/s/ Robert J. De Vaere

Robert J. De Vaere
Vice President, Finance and Administration, Chief Financial Officer, Assistant Secretary
(Principal Financial and Accounting Officer)