Form 10-Q
period 2003-09-30
EPIMMUNE INC
filed 2003-11-10
CIK 822206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2003, or

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

Common Stock: $.01 par value 13,475,624 shares outstanding as of November 10, 2003.

EPIMMUNE INC.
QUARTERLY REPORT
FORM 10-Q

*	No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

EPIMMUNE INC.
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,139	$9,745
Prepaids and other current assets	1,170	708

Total current assets	9,309	10,453
Restricted long-term investment	472	472
Property and equipment, net	1,197	1,363
Patents and other assets	3,508	3,240

TOTAL ASSETS	$14,486	$15,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,712	$1,336
Deferred contract revenues	1,529	1,114
Accrued payroll and related expenses	234	252
Current portion of notes payable	—	43

Total current liabilities	3,475	2,745
Deferred rent	209	197
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, 1,409,288 shares issued and outstanding of Series S and S-1 convertible preferred stock at September 30, 2003 and December 31, 2002. Liquidation preference of $10,000,000 at September 30, 2003 and December 31, 2002.	14	14
Common stock, $.01 par value, 25,000,000 shares authorized, 13,454,474 shares and 12,153,462 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively.	134	122
Additional paid-in capital	167,439	166,454
Note receivable held by stockholder	—	(2,932)
Deferred compensation	(62)	(203)
Accumulated deficit	(156,723)	(150,869)

Total stockholders’ equity	10,802	12,586

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,486	$15,528

See accompanying notes.

EPIMMUNE INC.
CONDENSED STATEMENT OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended Sept. 30,		Nine months ended Sept. 30,

	2003	2002	2003	2002

Revenues
License fees and milestones	$553	$125	$1,001	$250
Research grants and contract revenue	664	435	1,438	1,550
Related party revenue	794	1,186	2,791	3,693

Total revenues	2,011	1,746	5,230	5,493
Costs and expenses:
Research and development	2,280	2,721	7,726	8,709
General and administrative	1,457	637	3,182	2,025
Restructuring costs	344	—	344	—

Total costs and expenses	4,081	3,358	11,252	10,734

Loss from operations	(2,070)	(1,612)	(6,022)	(5,241)
Interest income, net	52	113	175	501
Other expense, net	(3)	(8)	(7)	(14)

Net loss	$(2,021)	$(1,507)	$(5,854)	$(4,754)

Net loss per share - basic and diluted	$(0.17)	$(0.13)	$(0.49)	$(0.42)

Shares used in computing net loss per share	12,132	11,496	11,851	11,404

See accompanying notes.

EPIMMUNE INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended September 30,

	2003	2002

OPERATING ACTIVITIES
Net loss	$(5,854)	$(4,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest on note held by stockholder	(123)	(252)
Depreciation and amortization	653	565
Stock-based compensation	746	(32)
Deferred rent	12	25
Deferred revenue	415	(789)
Loss on disposal of assets	2	3
Write-off of abandoned patents	—	233
Change in operating assets and liabilities:
Prepaids and other current assets	(462)	(196)
Accounts payable and accrued liabilities	146	(364)
Accrued payroll and related expenses	(18)	54

Net cash used in operating activities	4,483	(5,507)
INVESTING ACTIVITIES
Purchases of available-for-sale securities	—	(1,614)
Maturities of available-for-sale securities	—	12,589
Purchase of property and equipment	(106)	(669)
Patents	(649)	(705)

Net cash (used in) provided by investing activities	(755)	9,601
FINANCING ACTIVITIES
Principal payments on notes payable to bank	(43)	(303)
Net proceeds from issuance of common stock	3,675	43

Net cash provided by (used in) financing activities	3,632	(260)
Decrease in cash and cash equivalents	(1,606)	3,834
Cash and cash equivalents at beginning of year	9,745	8,038

Cash and cash equivalents at end of period	$8,139	$11,872

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$4	$19

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCIAL ACTIVITIES
Unrealized gains/(losses) on available-for-sale securities	$—	$(23)

Reversal of deferred compensation on equity instruments	$—	$134

Unvested common stock included in accrued liabilities	$230	$—

See accompanying notes.

EPIMMUNE INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
September 30, 2003

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

The Company has an accumulated deficit of $156.7 million as of September 30, 2003. The Company’s ability to attain profitable operations is dependent upon obtaining sufficient working capital to complete the successful development of its products, the Food and Drug Administration (“FDA”) approval of its products, achieving market acceptance of such products and achievement of sufficient levels of revenue to support the Company’s cost structure. Management believes that the Company’s existing capital resources will enable the Company to fund its operations through 2004 and into the second quarter of 2005. If the Company is unable to obtain additional funding, it will be required to delay, reduce the scope of or eliminate one or more of its research and development projects, sell the Company or certain of its assets or technologies, or dissolve and liquidate all of its assets.

Earnings per share (“EPS”) is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS No. 128”). SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period, excluding owned but unvested shares. There were 92,172 and 605,872 owned but unvested shares as of September 30, 2003 and September 30, 2002, respectively. Diluted EPS reflects the potential dilution of securities that could share in our earnings, such as common stock equivalents that may be issuable upon exercise of outstanding common stock options or warrants as well as all shares of preferred stock, which may be converted into common stock. Prior to the application of the treasury stock method for options and warrants, common stock equivalents of 4,640,801 and 3,564,253 for the nine months ended September 30, 2003 and 2002, respectively, have been excluded from EPS as the effect is antidilutive. On a fully diluted basis, assuming full vesting and conversion of all common stock equivalents upon exercise of outstanding common stock options and warrants as well as conversion of all shares of preferred stock, there were 18,095,275 and 15,698,673 shares outstanding as of September 30, 2003 and September 30, 2002, respectively.

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

As required under SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of FASB Statement No. 123 (“SFAS No. 148”), the pro forma effects of stock-based compensation on net income and net earnings per common share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted-average assumptions: risk-free interest rates of 6%; dividend yield of 0; and a weighted average expected life for all options of six years. The volatility factor assumptions of the expected market price of the Company’s common stock were 128% and 94% for September 30, 2003 and 2002, respectively.

For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. The effect of applying SFAS No. 123 for purposes of providing pro forma disclosures is not likely to be representative of the effects on the Company’s operating results for future years because changes in the subjective input assumptions can materially affect future value estimates. Pro forma information for the three and nine months ended September 30, 2003 and 2002 is as follows:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2003	2002	2003	2002

Net loss as reported	($2,021,000)	($1,507,000)	($5,854,000)	($4,754,000)
FAS 123 compensation expense	(190,000)	(191,000)	(522,000)	(566,000)

Adjusted pro forma basic and diluted net loss	($2,211,000)	($1,698,000)	($6,376,000)	($5,320,000)
Adjusted pro forma basic and diluted net loss per share	($0.18)	($0.15)	($0.54)	($0.46)

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

3. Termination of Merger Agreement with Anosys, Inc.

On August 12, 2003, the Company announced that the merger agreement between the Company and Anosys, Inc., entered into on May 9, 2003, was terminated. In connection with the termination of the merger agreement, the Company recorded a charge of $0.5 million during the second quarter ended June 30, 2003, which is included in general and administrative costs, to write-off costs it had previously capitalized in connection with the proposed merger.

4. Note Receivable from Stockholder

In January 2001, the Company sold Dr. Emile Loria, President and CEO, 1,056,301 shares of its common stock at the closing price of such common stock as reported by the Nasdaq National Market on the date of purchase, which was $2.50 per share. These shares vested in equal daily installments over the four-year period following the purchase date and the Company had a right to purchase any unvested shares at the purchase price paid by Dr. Loria in the event of termination of Dr. Loria’s service to the Company. Dr. Loria purchased the shares with a promissory note in the principal amount of $2,641,000, which was secured by a pledge of the shares. The note bore interest at the rate of 5.61% per year, compounded annually.

On September 29, 2003, Dr. Loria surrendered an aggregate of 963,740 shares of the Company’s common stock, including 250,139 unvested shares, at the fair market value of $3.17 per share, in exchange for the prepayment of the outstanding principal and interest under the promissory note, an aggregate amount of $3,055,000. The remaining 92,561 unvested shares will vest in equal daily installments between September 29, 2003 and January 15, 2005. The Company continues to have the right to purchase any unvested shares at the purchase price paid by Dr. Loria in the event of termination of Dr. Loria’s service to the Company.

In connection with this transaction, the Company recorded a non-cash, stock-based compensation charge of approximately $646,000 in the third quarter ended September 30, 2003 based on the difference between the fair market price on September 29, 2003 and the exercise price of the shares surrendered by Dr. Loria. The Company will also recognize an additional $62,000 in non-cash, stock-based compensation charges ratably over the period from September 29, 2003 to January 15, 2005 as the remaining 92,561 unvested shares vest.

The Company has included $230,000 associated with the remaining unvested shares in accrued liabilities because the Company has a repurchase option on the 92,561 unvested shares at the original exercise price. As the remaining 92,561 unvested shares vest between September 29, 2003 and January 15, 2005, the liability will be reclassified into equity in equal installments.

The Company has also been recording non-cash compensation expense related to the below market interest rate the promissory note bore. The Company recorded $25,000 in such compensation expense for the three months ended September 30, 2003 and 2002. Due to the prepayment of the note, the Company reversed the unamortized portion of $137,000 of deferred compensation related to the below market interest rate on the note during the quarter ended September 30, 2003.

5. CEO Performance Bonus

In June 2003, in consideration for continued employment at Epimmune, the Company entered into an agreement with Dr. Loria, whereby Dr. Loria was eligible to earn a performance bonus equal to 2% of any proceeds received by the Company from any private or public equity financing completed through December 31, 2004. Payment of such bonus was to be automatic up to $1.0 million and thereafter was at the discretion of the Company’s Board of Directors.

In September 2003, in consideration for an option grant to purchase 500,000 shares of Common Stock of Epimmune at the then fair market value, Dr. Loria agreed to terminate the June 2003 letter agreement and his right to receive a performance bonus from any private or public equity financing.

6. Work Force Reduction

On September 3, 2003, the Company announced a reduction of its work force aimed at focusing the Company’s efforts on its most advanced clinical programs and its sponsored and partnered programs. The Company reduced its research and administrative staff by 11 individuals or 23%, which resulted in a one-time restructuring charge of approximately $344,000 in the third quarter ended September 30, 2003. The Company paid $329,000 during the three months ended September 30, 2003 remaining liability of $15,000 included in Accrued Liabilities as of September 30, 2003. The Company expects the remaining liability to be paid in the fourth quarter of 2003.

7. Private Placement

In September 2003, the Company completed a private placement of 2,168,961 shares of common stock and warrants to purchase up to 542,238 shares of common stock to selected institutional and accredited investors, including current shareholders, for a total purchase price of $4.05 million. The Company received net proceeds of $3.6 million. The purchase price of each security, which is the combination of one share of common stock and a warrant to purchase 25% of one share of common stock, was priced at the market value of $1.86725, which was the sum of the average of the closing bid price of Epimmune common stock as quoted on the Nasdaq National Market for the five days up to and including September 17, 2003, and $0.03125, the imputed value of a warrant to purchase 25% of one share of common stock. In addition, we issued warrants to purchase an aggregate of 250,000 shares of our common stock to a placement agent for services rendered in connection with the private placement. Each warrant, including the warrant issued to the placement agent, has a three-year term and an exercise price equal to 125% of $1.86725 or $2.33406 per share. The Company filed a registration statement to permit registered resales of the common stock and the common stock issuable upon exercise of the warrants sold in the transaction. The registration statement was declared effective on October 21, 2003.

8. Beckman Coulter

In January 2003, the Company entered into an option and license agreement with Beckman Coulter, Inc. under which Beckman Coulter may acquire a non-exclusive license to certain Epimmune epitopes. Beckman Coulter may use these epitopes for research and diagnostic applications in connection with their MHC Tetramer and other immune response monitoring technologies. Under the terms of the agreement, Epimmune is entitled to annual option fees. Each annual option fee will be amortized into revenue over twelve months. Beckman Coulter may acquire non-exclusive, worldwide licenses to specific epitopes covered by Epimmune patent rights or know-how in certain infectious disease and cancer indications. In the event that Beckman Coulter exercises its option to acquire a license to any specific epitope, Epimmune will be entitled to additional license fees for each epitope and royalties on product sales in the event any products are commercialized using the Company’s technology.

9. Immuno-Designed Molecules, S.A.

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

10. Merck & Co., Inc.

In April 2003, the Company entered into an agreement with Merck & Co., Inc. under which Merck will evaluate select Epimmune epitopes in connection with technology controlled by Merck for the development of certain vaccines. Under the terms of the agreement, the Company will provide Merck a limited number of its proprietary analog, or modified, epitopes, which will then be evaluated in connection with delivery technologies owned or controlled by Merck to determine the activity of the Epimmune epitopes. The Company received an evaluation license fee in connection with the agreement, which will be amortized into revenue over the term of the agreement. Merck has an option to enter into licensing discussions with Epimmune for the development of the Epimmune epitopes for use in vaccines for the treatment of certain diseases.

11. Aventis Pasteur

The Company entered into an evaluation and license option agreement with Aventis Pasteur Limited in July 2002, which gave Aventis, for twelve months, the right to exercise its option to license from Epimmune certain epitopes from two cancer associated antigens for use in connection with its pox virus therapeutic cancer vaccine program. Epimmune received an evaluation license fee, which was amortized into revenue over the evaluation period. In June 2003, the end of the evaluation period, Aventis Pasteur chose to not exercise its rights under the agreement.

12. Amgen

In September 2003, the Company entered into an agreement with Amgen Inc. under which Amgen acquired a non-exclusive license to Epimmune’s PADRE® technology for research use. Under the terms of the agreement, Epimmune received a license fee that will be amortized into revenue over the term of the agreement.

13. Milestone Payment under Anosys License Agreement

In September 2003, the Company earned and received a milestone payment from Anosys Inc. as a result of Anosys’ filing of an Investigational New Drug application for a product incorporating Epimmune technology under a license granted to Anosys in August 2001. In addition, the Company announced that it had received payment of an additional license fee under the terms of the original agreement as a result of Epimmune regaining all rights to the technology covered by the agreement in Japan. Both the milestone payment and the additional license fee were recognized as revenue in the third quarter ended September 30, 2003. In the event Anosys elects to exercise its rights to include Japan in the territory covered by the agreement, Epimmune will be entitled to an additional license fee payment.

14. National Institutes of Health Contract for HIV Vaccine

In September 2003, the Company received a five-year, $16.7 million contract from the National Institute of Allergy and Infectious Diseases (NIAID) at the National Institutes of Health (NIH) for the design and development of prophylactic HIV vaccines for clinical evaluation. The Company will recognize revenue under the contract as reimbursable expenses under the contract are incurred.

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

Since 1997, we have devoted substantially all of our resources to the discovery and development of potential therapeutic and prophylactic products. To date, we have not received any revenues from the sale of products. We began a Phase I/II clinical trial targeting HIV in September 2002 and two Phase I/II clinical trials targeting lung and colorectal cancer in February 2003. We have funded our research and development primarily from equity-derived working capital, through licensing transactions and collaborations with other companies and through government grants and contracts. We have not been profitable since our inception and expect to incur substantial operating losses for at least the next several years. As of September 30, 2003, our accumulated deficit was approximately $156.7 million.

In July 2001, we entered into a collaboration agreement with Genencor. The revenue that we recognize from Genencor includes milestone payments, recognition of upfront license fees over the term of the contract and contract research and development funding to support our research over the term of the collaboration. As of September 30, 2003, Genencor owned 8.9% of our common stock and is therefore considered a “related party” for financial reporting purposes. Therefore, all payments that we receive under this agreement are included in the category, “Related Party Revenue.”

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

Revenue Recognition

     We recognize revenues pursuant to Staff Accounting Bulletin No. 101, Revenue Recognition. License fees are earned and recognized in accordance with the provisions of each agreement. Upfront license fees for perpetual licenses where we have no performance obligations are recognized when received. License fees under agreements in which we have ongoing involvement or performance obligations are recognized over the term of the agreement. For example, in connection with our Genencor collaboration, because we received an upfront license fee, it is being amortized into revenue over the collaboration term. Milestone payments are recognized as revenue upon the completion of the milestone as long as the milestone event was substantive, and its achievability was not reasonably assured at inception and the Company’s performance obligations after milestone achievement will continue to be funded at a comparable level before the milestone achievement. Contract research and development funding is recognized as revenue in the same period as reimbursable expenses under a contract are incurred and in an amount or at a rate billable under each contract’s terms. Revenues from grants are recognized on a percentage-of-completion basis as related costs are incurred. We defer revenue recognition until performance obligations have been completed and collectibility is reasonably assured.

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

Investment Policy

The primary objective of our investment activities is to preserve principal while at the same time achieving competitive yields, without significantly increasing risk. To achieve this objective, we primarily invest in cash and money market accounts as well as A1 or P1 or higher rated debt securities with maturities of less than two years, with the weighted average maturity not to exceed eighteen months. We also attempt to minimize our portfolio risk by placing constraints on how much of our portfolio may be held in a specific type of investment such as asset-backed securities or collateralized mortgage obligations as well as limiting our holdings in any one issuer. At September 30, 2003, our investment portfolio included only cash and money market accounts and had no fixed-income securities.

Results of Operations

Three months ended September 30, 2003, as compared with three months ended September 30, 2002.

We had total revenues of $2.0 million in the three months ended September 30, 2003, as compared to $1.7 million in the three months ended September 30, 2002. In the three months ended September 30, 2003, a $0.4 million increase in license fees and milestone revenue and a $0.2 million increase in grant and contract revenue was offset by a $0.4 million decrease in related party revenue. The increase in license fees and milestone revenue was primarily the result of the receipt of one-time payments for license fees and milestones during the three months ended September 30, 2003 under the terms of our agreement with Anosys, compared to the three months ended September 30, 2002. The increase in grant and contract revenue in the third quarter of 2003, as compared to the third quarter of 2002, was the result of an increase in the number of active grants and contracts from the NIH and the timing of costs included for reimbursement on those grants and contracts, partially offset by the completion of work on certain grants. Related party revenue includes milestone payments, amortization of license fees and contract research and development funding, as a result of our collaboration with Genencor. The reduction in related party revenue during the three months ended September 30, 2003, compared to the three months ended September 30, 2002, was primarily due to the shift in focus from scientific research activities, the part of the collaboration in which we are most involved, to preclinical development on the lead program in support of a late 2003 or early 2004 IND filing, as announced by Genencor, and an increase in the time period during which the license fees previously paid by Genencor are being amortized due to the extension of the agreement. The change in the estimated life of the license occurred due to the extension of the agreement term from September 1, 2003 to September 1, 2004. The agreement term was extended in October of 2002.

Research and development expenses decreased to $2.3 million in the three months ended September 30, 2003 from $2.7 million in the three months ended September 30, 2002. The decrease in the three months ended September 30, 2003 relates primarily to reduced labor and related costs due to the work force reduction, lower outside costs related to preclinical activities such as formulation and toxicology studies for our HIV and lung and colorectal cancer programs which are now in clinical trials, lower scientific supplies costs related to completion of preclinical activities, and lower patent and intellectual property related expenses, partially offset by higher costs associated with outside research support from the La Jolla Institute for Allergy and Immunology with whom we contracted on our High Throughput Screening, or HTS, contract with the NIH.

General and administrative costs were approximately $1.5 million in the three months ended September 30, 2003 and $0.6 million in the three months ended September 30, 2002. The increase in the third quarter of 2003 was primarily due to the recognition of non-cash, stock-based compensation charges in connection with the prepayment of a promissory note by our CEO in September 2003, other non-cash, stock-based compensation expenses as a result of recent increases in our stock price, and legal, investment banking, accounting and other expenses related to our previously proposed merger with Anosys, which has now been terminated, partially offset by lower consulting and travel expenses.

On September 3, 2003, we announced a reduction of our work force aimed at reducing our cash burn and focusing our efforts on our most advanced clinical programs and our sponsored and partnered programs. We reduced our research and administrative staff by 11 individuals or 23%, which resulted in a one-time restructuring charge of approximately $344,000 in the three months ended September 30, 2003. We had no restructuring charges in the corresponding period ended September 30, 2002.

Net interest income was approximately $0.1 million in the three months ended September 30, 2003 and in the three months ended September 30, 2002.

Nine months ended September 30, 2003 as compared with nine months ended September 30, 2002.

In the nine months ended September 30, 2003, we had total revenues of $5.2 million, as compared to $5.5 million in revenue in the nine months ended September 30, 2002. The decrease in the nine months ended September 30, 2003 relates primarily to a $0.9 million decrease in related party revenue and a $0.1 million decrease in research grants and contract revenue, offset by a $0.8 million increase in licensing and milestone revenue. The decrease in related party revenue in the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002, was primarily due to the shift in focus from scientific research activities, the part of the collaboration in which we are most involved, to preclinical development on the lead program in support of a late 2003 or early 2004 IND filing, as announced by Genencor, lower non-recurring milestone payments received in 2003 and an increase in the time period during which the license fees previously paid by Genencor are being amortized due to the extension of the agreement. The change in the estimated life of the license occurred due to the extension of the agreement term from September 1, 2003 to September 1, 2004. The agreement term was extended in October of 2002. The decrease in grant and contract revenue in the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, was a result of completion of work on certain grants and the timing of costs to be included for reimbursement on others. The increase in licensing and milestone revenue in the nine months ended September 30, 2003 was due to the receipt of one-time payments for license fees and milestones during the third quarter of 2003 under the terms of our agreement with Anosys, and an increase in licensing revenue as a result of amortization of evaluation fees and license fees received from Aventis, IDM, Beckman Coulter, Merck and Amgen in the current period, compared to the same period in 2002.

Research and development expenses decreased to $7.7 million in the nine months ended September 30, 2003, from $8.7 million in the nine months ended September 30, 2002. The decrease in the nine months ended September 30, 2003 relates primarily to lower outside costs related to preclinical activities such as formulation and toxicology studies for our HIV and lung and colorectal cancer programs, which are now in clinical trials, lower scientific supplies costs related to completion of preclinical activities, lower patent and intellectual property related expenses, and reduced labor costs related to the work force reduction, partially offset by higher costs associated with outside research support related to our HTS contract with the NIH.

General and administrative costs were approximately $3.2 million in the nine months ended September 30, 2003 and $2.0 million in the nine months ended September 30, 2002. The increase in the nine months ended September 30, 2003 was primarily due to the recognition of non-cash, stock-based compensation charges in connection with the prepayment of a promissory note by our CEO in September 2003, other non-cash, stock-based compensation expenses as a result of recent increases in our stock price, and the write off of legal, investment banking, accounting and other expenses related to our previously proposed merger with Anosys, which has now been terminated. The increases were partially offset by a reduction in legal, consulting and other outside costs, decreases in recruiting and relocation expenses, the timing of accounting fees, and the reclassification of internal, intellectual property related salaries to research and development expense.

On September 3, 2003, we announced a reduction of our work force aimed at reducing our cash burn and focusing our efforts on our most advanced clinical programs and our sponsored and partnered programs. We reduced our research and administrative staff by 11 individuals or 23%, which resulted in a one-time restructuring charge of approximately $344,000 in the nine months ended September 30, 2003. We had no restructuring charges in the nine months ended September 30, 2002.

Net interest income was approximately $0.2 million in the nine months ended September 30, 2003 and $0.5 million in the nine months ended September 30, 2002. Interest income during the nine months ended September 30, 2003 includes $0.1 million of interest accrued on the note issued for the purchase of shares by Dr. Loria, our president and chief executive officer, in January 2001, compared to $0.3 million of interest on the note for the nine months ended September 30, 2002. We also had lower average cash balances and rates of return in the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002.

We expect to incur significant operating losses over the next several years due to continuing expenses associated with our research and development programs, including preclinical testing and clinical trials. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of revenues received and expenses incurred, and such fluctuations may be substantial.

Liquidity and Capital Resources

We have financed operations since inception primarily through private placements of equity securities, two public common stock offerings, revenues under collaborative research and development agreements, grant revenues, certain asset divestitures and interest income. Through September 30, 2003, we had raised approximately $168.0 million in cash from the sale of equity securities. As of September 30, 2003, we had 15,157,772 shares outstanding on an as converted to common stock basis, assuming conversion of preferred shares.

As of September 30, 2003, our cash and cash equivalents were $8.1 million compared to $9.7 million at December 31, 2002. The decrease was primarily due to cash used for operations. Approximately $0.5 million was used for legal, investment banking, accounting and other expenses related to our previously proposed merger with Anosys, which has now been terminated. In addition, we used approximately $0.4 million for costs related to our work force reduction, which included payment of severance, accrued vacation and outplacement services. We expect to continue to use our cash and cash equivalents to fund our ongoing clinical trials and drug research and development programs.

Capital expenditures were approximately $0.1 million for the nine months ended September 30, 2003 compared to $0.7 million for the nine months ended September 30, 2002. The expenditures for the first nine months of 2002 were primarily for laboratory equipment to increase and improve immunological screening throughput and to build out additional laboratory space to accommodate additional employees. In the past, we have financed our laboratory equipment and research and office facilities primarily through operating lease arrangements and a note payable. We fully paid off our note payable in the first quarter of 2003, resulting in payments of approximately $43,000 in the nine months ended September 30, 2003, as compared to $0.3 million in the nine months ended September 30, 2002. During 2003, payments related to leasehold improvements and capital expenditures will decrease compared to 2002 levels to approximately $0.2 million. We will also pay approximately $0.6 million in rent on our lease commitments during 2003.

Payments related to capitalized patent expenses were approximately $0.6 million during the nine months ended September 30, 2003, as compared to $0.7 million during the same period in 2002. The decrease in the nine months ended September 30, 2003 is due to consolidation of our patent portfolio to limit administrative redundancies. We expect payments related to patents to decrease by approximately $0.2 million over the remainder of 2003 compared to 2002 for similar reasons.

We now expect, as a result of the recent reduction in our work force, to incur research and development expenditures in 2003 at comparative levels to 2002 in connection with our ongoing drug research and development programs, including costs related to preclinical testing, our three Phase I/II clinical trials and manufacturing. We intend to seek collaborative research and development relationships with suitable corporate partners and U.S. government agencies (including seeking grants to fund our research). We continue to attempt to license to third parties some of our technology in markets that we are not pursuing ourselves or through our collaborations. In the event these agreements relate to markets we are not pursuing, any agreements that may result from these discussions may not successfully reduce our funding requirements or, if entered into, may be terminated.

In September 2003, we completed a private placement of common stock and warrants to selected institutional and accredited investors, including current shareholders. We sold 2,168,961 shares of common stock and warrants to purchase up to 542,238 shares of common stock, for gross proceeds of $4.05 million.

We also anticipate that costs and expenses for the full year 2003 will be comparable to 2002 levels. We anticipate using some of our cash in 2003 and beyond to fund our collaboration with Bavarian Nordic. We will share equally with Bavarian Nordic in all research related expenses and have included these anticipated expenditures in our operating expense forecast for 2003 and beyond. A significant portion of our expenses as well as those of Bavarian Nordic will be reimbursed under our recently awarded HIV contract from NIH. We will also become liable in 2003 for payment of license fees of up to $0.1 million.

We anticipate that our existing cash and investments and interest earned thereon, along with the cash receipts related to existing contracts will enable us to maintain our current and planned operations through 2004 and into the second quarter of 2005. We will continue to spend substantial amounts on research and development, including amounts spent for manufacturing clinical supplies, conducting clinical trials for our product candidates and advancing development of certain sponsored and partnered programs. Therefore, we will need to obtain additional funding. We do not have committed external sources of funding and may not be able to obtain any additional funding, especially if volatile market conditions persist for biotechnology companies. If we are unable to obtain additional funding, we will be required to delay, further reduce the scope of or eliminate one or more of our research and development projects, sell the Company or certain of its assets or technologies, or dissolve and liquidate all of its assets. As of September 30, 2003, we had approximately $8.1 million in cash and cash equivalents.

Our future operational and capital requirements will depend on many factors, including:

•	whether we are able to secure additional financing on favorable terms, or at all;

•	the costs associated with our clinical trials for our vaccine targeting HIV, which began in September of 2003, including the status of our contract with the NIH;

•	the costs associated with our clinical trials for our vaccine targeting lung and colorectal cancer, which began in February 2003;

•	progress with other preclinical testing and clinical trials in the future;

•	our ability to establish and maintain collaboration and license agreements and any government grants;

•	the actual revenue we receive under our collaboration and license agreements;

•	the actual costs we incur under our research collaboration with Bavarian Nordic;

•	the actual payment of license fees which may become payable at the option of the licensor;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and any other proprietary rights;

•	competing technological and market developments;

•	changes in our existing research relationships;

•	continued scientific progress in our drug discovery programs; and

•	the magnitude of our drug discovery and development programs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2003, our investment portfolio included only cash and money market accounts and had no fixed-income securities. There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

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

We will continue to spend substantial amounts on research and development, including amounts spent for manufacturing clinical supplies, conducting clinical trials for our product candidates and advancing development of certain sponsored and partnered programs. Therefore, we will need to obtain additional funding. We do not have committed external sources of funding and may not be able to obtain any additional funding, especially if volatile market conditions persist for biotechnology companies. If we are unable to obtain additional funding, we will be required to delay, further reduce the scope of or eliminate one or more of our research and development projects, sell the Company or certain of its assets or technologies, or dissolve and liquidate all of its assets. As of September 30, 2003, we had approximately $8.1 million in cash and cash equivalents. Our future operational and capital requirements will depend on many factors, including:

•	whether we are able to secure additional financing on favorable terms, or at all;

•	the costs associated with our clinical trials for our vaccine targeting HIV, which began in September of 2003, including the status of our contract with the NIH;

•	the costs associated with our clinical trials for our vaccine targeting lung and colorectal cancer, which began in February 2003;

•	progress with other preclinical testing and clinical trials in the future;

•	our ability to establish and maintain collaboration and license agreements and any government grants;

•	the actual revenue we receive under our collaboration and license agreements;

•	the actual costs we incur under our research collaboration with Bavarian Nordic;

•	the actual payment of license fees which may become payable at the option of the licensor;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and any other proprietary rights;

•	competing technological and market developments;

•	changes in our existing research relationships;

•	continued scientific progress in our drug discovery programs; and

•	the magnitude of our drug discovery and development programs.

We intend to seek additional funding through collaboration and license agreements, government research grants or equity or debt financings. In the event we are able to obtain financing, it may not be on favorable terms. In addition, we may not be able to enter into additional collaborations to reduce our funding requirements. If we acquire funds by issuing securities, dilution to existing stockholders will result, in addition to the dilution that occurred as a result of our September 2003 financing,. If we raise funds through additional collaborations and license agreements, we will likely have to relinquish some or all of the rights to product candidates or technologies that we may have otherwise developed ourselves. If we are unable to obtain funding, we may be required to engage in another restructuring, cease development of some product candidates, further reduce the scope of our operations, sell the Company or certain of its assets or technologies or cease operations.

We may not meet all of The NASDAQ National Market’s continued listing requirements and we may be delisted, which could reduce the liquidity of our common stock and adversely affect our ability to raise additional necessary capital.

In order to continue trading on The NASDAQ National Market, we must comply with The NASDAQ National Market’s continued listing requirements, which require that we maintain a minimum stockholders’ equity of $10.0 million and a minimum closing bid price of $1.00 per share. If we fail to satisfy The NASDAQ National Market’s continued listing requirements, our common stock may be delisted from The NASDAQ National Market. The delisting of our common stock may result in the trading of the stock on The NASDAQ SmallCap Market or the OTC Bulletin Board. Consequently, a delisting of our common stock from The NASDAQ National Market may reduce the liquidity of our common stock and adversely affect our ability to raise additional necessary capital.

The process of developing therapeutic products requires significant research and development, preclinical testing and clinical trials, all of which are extremely expensive and time-consuming and may not result in a commercial product.

Except for our HIV and lung and colorectal cancer vaccine candidates, for which we began clinical trials in September 2002 and February 2003 respectively, all of our potential vaccine products are in research or preclinical development, the results of which do not necessarily predict or prove safety or efficacy in humans. We must demonstrate for each vaccine, safety and efficacy in humans through extensive clinical testing, which is very expensive, can take many years, and has an uncertain outcome. We may experience numerous unforeseen events during or as a result of the testing process that could delay or prevent testing or commercialization of our products, including the following:

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

Some of our programs are funded by the government and the government may not allocate funds for these programs in future fiscal years.

We fund certain of our research and development related to our HIV, cancer and malaria programs pursuant to multi-year grants and contracts from the government. The government is under no obligation to and may not fund these programs over their full term which would have a significant impact on our ability to continue development of our HIV, cancer and malaria programs.

Our history of operating losses and our expectations of continuing losses may hurt our ability to reach profitability or continue operations.

We have experienced significant operating losses since our inception in 1987. As of September 30, 2003, we had an accumulated deficit of $156.7 million. We expect to continue to incur substantial operating expenses and net operating losses for the foreseeable future, which may hurt our ability to continue operations. We have not generated revenues from the commercialization of any product. All of our revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants, certain asset divestitures and interest income. We expect that substantially all of our revenues for the foreseeable future will result from similar sources. To achieve profitable operations, we, alone or with collaborators, must successfully identify, develop, register and market proprietary products. We do not expect to generate revenues from the commercialization of any product for at least six years (and this would assume approval of either our HIV or lung and colorectal product candidates, which may not occur). We may not be able to generate sufficient product revenue to become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or yearly basis.

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

We are an early stage research and development company, and only commenced our first Phase I/II clinical trials for two of our vaccines within the past year. There are many factors outside of our control that may affect the timing of completion of our current clinical trials, and any future clinical trials may not commence when planned or be completed within any anticipated time frame. We have already experienced unexpected delays in filing an IND for our therapeutic vaccine candidate targeting HIV, due to additional time necessary to complete all of the animal safety studies that were contemplated in our pre-IND discussions with the FDA. We may experience unexpected delays in our research and development efforts that would require us to postpone the commencement or completion of clinical trials of other vaccine candidates. The FDA may comment or raise concerns or questions with respect to any IND that we file and, therefore, clinical trials may not begin when planned, if at all.

Our failure to obtain issued patents and, consequently, to protect our proprietary technology, could hurt our competitive position.

Our success will depend in part on our ability to obtain and enforce claims in our patents directed to our products, technologies and processes, both in the United States and other countries. Although we have filed various patent applications, our patent position is highly uncertain and involves complex legal and factual questions. Legal standards relating to patentability, validity and scope of patent claims in epitope identification and other aspects of our technology field are still evolving. Patents may not issue from any of the patent applications that we own or license and, if patents do issue, claims issued in the patents may not be sufficiently broad to protect our vaccines, technologies and processes. For example, even though our patent portfolio includes patent applications with claims directed to peptide epitopes and methods of utilizing sequence motifs to identify peptide epitopes, we cannot assure you of the breadth of claims that will be allowed or that may issue in future patents. Other risks and uncertainties that we face with respect to our patents and patent applications include the following:

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

We will need to enter into and maintain collaborative arrangements with pharmaceutical companies or other strategic partners both for development and commercialization of potential vaccine products in markets where it would be too costly or complex to do so on our own. Currently, our only collaborations are with Genencor and Bavarian Nordic. If we are not able to enter into and maintain additional research and development collaborations or other collaborations in the future on acceptable terms, we may be forced to abandon development and commercialization of some vaccine product candidates.

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

The market prices for securities of biotechnology companies, including our common stock, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are not necessarily related to the operating performance of such companies. In the year 2003, our closing stock price has ranged from $0.760 to $3.166 and has been and will continue to be influenced by general market and industry conditions. In addition, the following factors may have a significant effect on the market price of our common stock:

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

As of September 30, 2003, our officers, directors and those stockholders owning at least five percent of our outstanding stock together control approximately 57.2% of our outstanding common stock as converted and Pharmacia, now part of Pfizer, holds 100% of our preferred stock. If some or all of these officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval or disapproval of any proposed merger or financing or other business combination transaction. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership also could depress our stock price.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2003. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the evaluation date.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 18, 2003, pursuant to a Unit Purchase Agreement dated September 18, 2003, we completed a private placement of common stock and warrants to selected institutional and accredited investors, including current shareholders. We sold 2,168,961 shares of our common stock and warrants to purchase 542,238 shares of our common stock at a combined unit price of $1.86725 per unit. Each unit consisted of one share of common stock and a warrant to purchase 25% of one share of our common stock. In addition, we issued warrants to purchase an aggregate of 250,000 shares of our common stock to a placement agent, Jefferies & Company, Inc., for services rendered in connection with the private placement. The warrants issued in the private placement, including the warrant issued to the placement agent, are exercisable at any time in whole or in part until September 17, 2006 at an exercise price of $2.33406 per share. The exercise price of the warrants and the number of shares issuable upon exercise of the warrants are subject to adjustment upon the subdivision, split or combination of shares of our common stock and the issuance of dividends in the form of common stock. We issued the common stock and the warrants to the purchasers in the private placement and the warrants to the placement agent in reliance on the exemption from registration permitted under Section 4(2) or Regulation D of the Securities Act of 1933, as amended, based on investment representations made by each such purchaser and the placement agent. We have filed a registration statement under the Securities Act to permit registered resales of the common stock and the common stock issuable upon exercise of the warrants issued to the purchasers and to the placement agent, which became effective on October 21, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 10.51	Termination of Amendment to Letter Agreement between Epimmune and Dr. Emile Loria dated September 8, 2003.

Exhibit 31	Certification pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted)

Exhibit 32	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted)

(b)	Reports on Form 8-K during the second quarter ended September 30, 2003

1.	)	The Company filed a Report on Form 8-K on August 13, 2003 announcing that the merger agreement between the Company and Anosys, Inc. was terminated.

2.	)	The Company filed a Report on Form 8-K on August 14, 2003 announcing its financial results for the second quarter ended June 30, 2003.

3.	)	The Company filed a Report on Form 8-K on September 3, 2003 providing an update on its clinical trials and announcing a work force reduction.

4.	)	The Company filed a Report on Form 8-K on September 19, 2003 announcing the completion of a private placement of common stock and warrants.

EPIMMUNE INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPIMMUNE INC.

Date: November 10, 2003	By:	/s/ Emile Loria

Emile Loria, M.D. President, Chief Executive Officer and Director

Date: November 10, 2003	By:	/s/ Robert J. De Vaere

Robert J. De Vaere Vice President, Finance and Administration, Chief Financial Officer, Assistant Secretary (Principal Financial and Accounting Officer)