Form 10-K
period 2003-12-31
EPIMMUNE INC
filed 2004-03-30
CIK 822206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, $.01 par value
(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

     Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    Yes ☐         No ☑

     The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2003 was approximately $8.7 million, based on the closing price on that date of Common Stock on the Nasdaq National Stock Market.*

     The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 13,525,622 as of March 15, 2004.

     * Excludes 6,042,889 shares of Common Stock held by directors and officers and stockholders whose ownership exceeds 10% of the Common Stock outstanding on June 30, 2003. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

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

      Epimmune® and PADRE® are our trademarks and EIS and ImmunoSense are our service marks.

Overview

      We are developing therapeutic vaccines that use multiple epitopes, or protein fragments, to specifically activate the body’s immune system for the more effective management of infectious diseases and cancer. In September 2002, we commenced a Phase I/II clinical trial of our therapeutic, multi-epitope vaccine candidate EP HIV-1090 in patients infected with HIV 1, which is the predominant strain of HIV in North America and Western Europe. Patients enrolled in the trial are immunized while receiving multiple antiretroviral drugs. In January 2004, we announced that we had completed patient enrollment in the trial and that all of the patients in the final dose group had received their initial vaccinations. The primary objective of this trial is to determine the safety and the effect on the immune system, or immunogenicity, of the EP HIV-1090 vaccine. The vaccine candidate is designed to induce a sufficiently potent immune response so that the patient’s immune system can control the virus, allowing the patient to suspend or stop taking antiretroviral drugs that have serious side effects and can induce drug resistance when taken over time. In February 2003, we also commenced two Phase I/II clinical trials of our therapeutic, multi-epitope vaccine candidate EP-2101, one in patients with lung cancer and one in patients with colorectal cancer. The primary objective of these trials is to determine the safety and immunogenicity of the EP-2101 vaccine. In addition, we are conducting research and preclinical development of vaccines to treat breast, prostate and other cancers and vaccines for the prevention of HIV and malaria under contracts from the National Institutes of Health, or NIH.

      In July 2001, we entered into a collaboration with Genencor International, Inc. for vaccines to treat or prevent hepatitis B virus, hepatitis C virus and human papilloma virus. In February 2004, we announced that we had earned a milestone payment from Genencor as a result of Genencor filing an Investigational New Drug Application, or IND, for a vaccine to treat hepatitis B, the lead program in the collaboration. In March 2004, Genencor assigned its rights under our collaboration to Innogenetics NV. In connection with the assignment by Genencor, we extended the collaboration term with Innogenetics through September 2005. Innogenetics will have the right to terminate the collaboration early, upon three months written notice.

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

      Our vaccines are composed of proprietary epitopes that can stimulate specific T cell immune responses. We can rapidly identify such epitopes from any protein or gene sequence using EIS, our Epitope Identification System, which enables the rapid identification of novel epitopes that can stimulate specific CTL and HTL immune responses. These epitopes can be identified from any protein or gene sequence. In an attempt to establish a broad patent position, we have identified, evaluated and disclosed in our patent applications more than 72,000 epitopes. We also make analogs of the epitopes we discover by selectively altering their composition to increase vaccine potency, and we apply for patent protection for these analogs. We select a small subset of these epitopes and analogs, typically 10 to 50, to develop each of our vaccine candidates.

      In September 2003, we announced and completed a reduction of our work force aimed at focusing our efforts on our most advanced clinical programs and our sponsored and partnered programs. We reduced our research and administrative staff by 11 individuals or 23%, which resulted in a one-time restructuring charge of approximately $336,000 in the third quarter ending September 30, 2003.

      In September 2003, Dr. Loria, our chief executive officer, surrendered an aggregate of 963,740 shares of our common stock at the fair market value of $3.17 per share, in exchange for the prepayment of the outstanding principal and interest under the promissory note dated January 16, 2001 issued by Dr. Loria to us. This event resulted in a non cash, stock-based compensation charge of approximately $645,000 in the third quarter ended September 30, 2003.

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

      While significant progress has been made in combating HIV, current treatments continue to have significant limitations, such as viral resistance, toxicity and non-adherence to the complicated treatment regimens. HIV is prone to genetic changes that can produce strains of HIV that are resistant to currently approved RTIs and PIs. Generally, HIV that is resistant to one drug within a class is likely to become resistant to the entire class, a phenomenon known as cross-resistance. As a result of cross-resistance, attempts to re-establish suppression of HIV viral load by substituting different RTI and PI combinations often fail. It is estimated that, in the United States, over 70% of patients currently taking medications have failed at least one regimen. Studies suggest that 10% to 15% of newly-infected HIV patients in the United States have become resistant to at least one member of each of the classes of currently approved anti-HIV drugs, and that number is believed to be growing.

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

Lung and Colorectal Cancer

      The World Health Organization (WHO) predicts that by 2020 there will be 15 million cases of cancer every year. In the United States approximately 1.25 million new cases of cancer are diagnosed annually and cancer is, by 2020, expected to surpass heart disease as the primary cause of death in adults. Of the various cancers, the four most common types include lung, breast, prostate and colorectal cancer. These four cancers have the greatest incidence of new cases and are responsible for the highest combined mortality, approxi-

mately 58.1% of all cancer deaths worldwide. In the United States alone, there were an estimated 147,500 new cases of colorectal cancer diagnosed in 2003 and colorectal cancer represents the third highest incidence of any cancer for American men. In 2003, an estimated 57,000 deaths in the United States were attributed to colorectal cancer. Cancer of the lungs continues to be a major health problem with a very high mortality rate and represents the leading cause of cancer death in the United States. Approximately 171,900 new lung cancer cases were diagnosed in the United States in 2003, and an estimated 157,200 patients died from lung cancer. In addition nearly 75% of cancers are expected to occur in individuals over the age of 55 and demographic trends clearly show an aging population.

      The current course of treatment for lung cancer includes surgery, if possible, followed by various regimens of radiation and chemotherapy to try to destroy cancer cells that have spread. Chemotherapy causes well-known adverse side effects such as hair loss, decreased function of various organs, and a substantial suppression of the immune system, leading to susceptibility to other diseases. The side effects of these treatments, combined with relatively low success rates for most cancers, have led to the need for development of different methods of treatment. The unmet needs for more effective cancer treatments provide a significant market potential for emerging therapeutics. Current pharmaceutical therapies for lung cancer include taxanes, platinum-based drugs and nucleoside analogs, with combined sales exceeding $2.3 billion in 2001. Drug therapies for colorectal cancer had combined sales in excess of $700 million in 2001. According to a PhRMA 2003 report on pharmaceutical drug development, there were 395 new product candidates in clinical development for the treatment of cancer and at least 30 companies were developing more than 50 vaccines against various cancers.

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

      Although we have not yet completed any of our Phase I/ II clinical trials, based on our animal study data thus far, we believe our technology and vaccine candidates specifically address these issues.

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

      Our approach of using epitopes in vaccine development offers several distinct advantages over traditional vaccine approaches.

•	Enhanced Potency: For some diseases, such as cancer, whole antigens or even naturally occurring epitopes may not be sufficient to generate an effective immune response. In contrast, we are selectively altering the composition of specific epitopes in vaccines to enhance the desired immune response.

•	Sustained Efficacy: We select multiple epitopes from conserved regions of multiple viral or tumor-associated antigens, increasing the likelihood that the vaccine will continue to elicit an effective immune response as the virus or tumor changes.

•	Improved Safety: The use of selected, well defined epitopes is designed to elicit a specifically targeted immune response with fewer undesired side effects than can be caused by whole antigen vaccines.

•	Better Quality Control: Our approach allows us to develop well-characterized, fully synthetic vaccines with a high degree of consistency, simplifying manufacturing and product characterization.

•	Broader Disease and Population Coverage: We are designing vaccines using multiple epitopes so that our vaccines can address different strains of a disease or be used to treat the world’s diverse population, regardless of varying genetic profiles.

Our Vaccine Product Candidates

      We have a number of vaccine product opportunities as described in the following table:

Commercialization
Indication	Product Development Stage(1)	Rights

Infectious Diseases
Therapeutic Vaccines
HIV	Phase I/II Clinical Trial	Epimmune
Hepatitis B	Phase I Clinical Trial	Innogenetics
Hepatitis C	Preclinical	Innogenetics
Papilloma virus	Preclinical	Innogenetics
Prophylactic Vaccines
HIV	Preclinical/ Phase I Clinical Trial(2)	Epimmune
Malaria	Preclinical	Epimmune
Hepatitis C	Preclinical	Innogenetics
Cancer
Therapeutic Vaccines
Colorectal	Phase I/ II Clinical Trial	Epimmune
Lung	Phase I/II Clinical Trial	Epimmune
Breast	Preclinical	Epimmune
Prostate	Epitope/ Antigen Identification	Epimmune
Ex Vivo Immunotherapy
Various Solid Tumors	Preclinical	Anosys
Various Solid Tumors	Preclinical	IDM

(1)	By using the term Epitope/ Antigen Identification, we mean that we are discovering, evaluating and selecting epitopes for inclusion in candidate vaccines that would be advanced to preclinical development. By using the term Preclinical, we mean that we have identified and selected specific epitope compositions for inclusion in a vaccine and are conducting preclinical testing aimed at optimizing the construction, formulation and manufacture of the vaccine and toxicology studies with the objective of filing an investigational new drug application or IND with regulatory authorities.

(2)	Phase I clinical trial being conducted by the NIH and HIV Vaccine Trials Network, or HVTN.

Therapeutic Vaccine for HIV

      We commenced our Phase I/II clinical trial of our EP HIV-1090 therapeutic, multi-epitope vaccine in HIV-1-infected patients in September 2002. The initial Phase I/II trial is a double blind, placebo-controlled, dose escalation study and includes approximately 40 patients. In January 2004, we announced that we had completed patient enrollment in the trial and that all of the patients in the final dose group had received their initial vaccinations. The primary objective of this study is to determine the safety and the immunogenicity of the vaccine as measured by the quantity and breadth of CTLs generated. We expect to present interim safety and immunogenicity results of this trial in July 2004.

      Our EP HIV-1090 vaccine is composed of 21 CTL epitopes, which were selected from conserved regions of multiple HIV proteins using our EIS proprietary technology. The use of conserved epitopes is expected to make it much less likely that the virus will develop genetic changes or mutations that can escape the vaccine-induced immune response. The vaccine candidate is delivered as DNA combined with PVP, a polymer shown to increase the potency of DNA vaccines in animal studies. In addition, the vaccine includes our PADRE universal helper T cell epitope, which is designed to enhance the magnitude and duration of CTL response. We have filed several patent applications in the United States and abroad that disclose the epitopes comprising the EP HIV-1090 vaccine construct, both as individual epitopes and as our EP HIV-1090 epigene construct itself. An epigene is a string of DNA coding for select epitopes from several antigens. The applications are at various stages of prosecution.

      Patients enrolled in the trial are immunized while receiving multiple antiretroviral drugs, a regimen termed highly active antiretroviral therapy, to reduce the suppressive effects that HIV has on the immune system. The goal of our vaccine is to induce a sufficiently potent immune response so that the patient’s immune system can control the virus, allowing the patient to suspend or stop taking the antiretroviral drugs that can have serious side effects and induce drug resistance when taken over time.

Therapeutic Vaccine for Lung and Colorectal Cancer

      We commenced our Phase I/II clinical trial of our EP-2101 therapeutic, multi-epitope vaccine in lung and colorectal cancer patients in February 2003. The primary objectives of this initial Phase I/ II trial will be to determine the safety and immunogenicity of the EP-2101 vaccine. Completion of the Phase I/ II trial and final data are now expected in the third quarter of 2004. This initial clinical trial will involve approximately 20-25 cancer patients who have had surgery to remove the majority of the cancer cells. Patients who have had surgery to remove the majority of the cancer cells generally have normal immune system function.

      Our initial cancer vaccine candidate is composed of multiple tumor-specific CTL epitopes that were selected from tumor-associated antigens using our proprietary processes. Some of the epitopes have been modified to create analogs in order to enhance the potency of the T cell response induced by the vaccine. The vaccine candidate is delivered as an injection of peptide epitopes in combination with conventional therapies. In addition, the vaccine candidate includes our PADRE universal helper T cell epitope. We have filed several patent applications in the United States and abroad that disclose the individual peptides that comprise our initial cancer vaccine candidate. These applications are also in various stages of prosecution. In addition, we have filed applications directed to the specific epitopes comprising the vaccine to be delivered in the form of peptides and an adjuvant.

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

Other Vaccines

      In February 2004, we announced that we had earned a milestone payment from Genencor as a result of Genencor filing an IND for a vaccine to treat hepatitis B, the lead program in the collaboration. In April 2003, we announced that the NIH held an active IND to test our EP HIV-1090 vaccine for the prevention of HIV infection. The HVTN is conducting the Phase I trial.

      In addition, through a combination of strategic collaborations as well as funding from the NIH, we are conducting research and preclinical development of vaccines to treat breast, prostate and other cancers, hepatitis C and human papilloma virus and vaccines for the prevention of hepatitis C, HIV and malaria. We believe our technology has broad applicability and will allow us to develop vaccines to pursue these cancer and infectious disease indications.

Our Technology

Epitope Identification System (EIS)

      We developed and optimized our EIS based on extensive work over the past eleven years in the field of T cell recognition and stimulation. Our intellectual property portfolio includes one issued patent and several pending patent applications having claims directed to methods of using sequence motifs to identify and make peptide epitopes. With the genetic sequence of a tumor-associated antigen, virus, bacteria or parasite as input, we use EIS to rapidly identify antigen-specific epitopes that meet pre-determined criteria for broad conservation, binding, population coverage and immunogenicity.

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

Multi-Epitope Vaccines

      Our candidate vaccines for each infectious disease and cancer indication are comprised of the particular epitopes that can stimulate the specific T cells needed to combat the relevant indication. We select epitopes for a target indication using EIS and then combine them to form a multi-epitope vaccine. In the case of our initial HIV vaccine candidate, EP HIV-1090, we used proprietary processes to combine the selected epitopes in a specific, optimized sequence and formed an epigene. In animal models, epigene vaccines have elicited strong multi-specific T cell responses that are both stronger and broader than the responses generated by whole antigen DNA vaccines.

      The first of our candidate vaccines to enter human clinical trials was our EP HIV-1090 therapeutic vaccine targeting HIV. The vaccine incorporates multiple CTL epitopes from six HIV associated antigens and our PADRE universal helper T cell epitope. We began a Phase I/II clinical trial of our EP HIV-1090 therapeutic, multi-epitope vaccine in HIV-1 infected patients in September 2002. In January 2004, we announced that we had completed patient enrollment in the trial and that all of the patients in the final dose group had received their initial vaccinations. Also, in April 2003, the NIH and HVTN began a Phase I clinical trial of our EP HIV-1090 vaccine for the prevention of HIV infection.

      In addition to the Phase I/II clinical trial for our HIV vaccine, we are conducting a Phase I/II clinical trial of our EP 2101 vaccine in lung cancer and colorectal cancer patients. We have also assisted in advancing a partnered program in hepatitis B into a Phase I clinical trial and are advancing other epigene candidate vaccines for HIV, hepatitis C virus and human papilloma virus in preclinical development. To be effective in treating or preventing HIV, hepatitis B virus, hepatitis C virus and human papilloma virus, vaccines should target multiple strains of the virus and induce T cells directed at conserved regions of the virus. Our candidate vaccines incorporate epitopes, which are selected from multiple viral proteins and from highly conserved regions of the virus.

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

ImmunoStealth Technology

      Although an enhanced immune response is critical in combating many diseases, in some cases, immunogenicity is a barrier to further development of potential therapeutic products. This barrier is often discovered only late in the development process. Helper T cells play a central role in the body’s immune response, including stimulating B cells to produce antibodies. Using our ImmunoStealth technology, we can identify helper T cell epitopes in a product candidate and modify them to potentially reduce or eliminate recognition by helper T cells, thereby enhancing the safety and efficacy of the product. We have the opportunity of using our ImmunoStealth technology at both an early stage and at later stages in the discovery process to identify and potentially eliminate undesirable antibody responses to proteins used as therapeutic drugs or in consumer products.

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

Collaboration and Technology In-License Agreements

      Genencor International, Inc. In July 2001, we entered into a collaboration with Genencor International, Inc. pursuant to which we exclusively licensed to Genencor our PADRE and epitope technologies for vaccines to treat or prevent hepatitis B, hepatitis C and human papilloma virus. In connection with this collaboration, we received an upfront license fee. In addition, Genencor made an initial ten percent equity investment in our common stock at a premium to the market price. Under our agreement with Genencor, we may receive a total of approximately $60 million in payments, including the initial equity investment but excluding royalties. In January 2002, we received a payment from Genencor for achievement of our first milestone, identification of a product candidate to treat chronic hepatitis B infection. In February 2004, we announced that we had earned a milestone payment form Genencor as a result of Genencor filing an IND for a vaccine to treat hepatitis B. In addition, Genencor fully funds our research in these specific indications and is obligated to pay us royalties on sales of any products that may be developed under the collaboration. The initial collaboration had a term through September 2003, and in October 2002, was extended to September 2004. In March 2004, Genencor assigned its rights under our collaboration to Innogenetics NV. In connection with the assignment by Genencor, we extended the collaboration term with Innogenetics through September 2005. In addition, Genencor agreed not to sell or otherwise dispose of any of our common stock they held, without our prior approval, for a minimum of twelve months. Innogenetics has the right to terminate the agreement early, upon three months written notice, if we breach our obligations under the collaboration agreement or upon certain force majeure events.

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

License Option Agreements

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

      Merck & Co. In April 2003, we entered into an agreement with Merck & Co., Inc. under which Merck will evaluate select Epimmune epitopes in connection with technology controlled by Merck for the development of certain vaccines. Under the terms of the agreement, we will provide Merck a limited number of our proprietary analog, or modified, epitopes, which will then be evaluated in connection with delivery technologies owned or controlled by Merck to determine the activity of the Epimmune epitopes. We received an evaluation license fee in connection with the agreement. Merck has an option to enter into licensing discussions with us for the development of the Epimmune epitopes for use in vaccines for the treatment of certain diseases.

License Agreements for Technology Outside our Areas of Focus

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

      Anosys Inc. In August 2001, we entered into a license agreement with Anosys Inc., formerly AP Cells, granting Anosys a non-exclusive license to certain cancer antigens and associated technology for use in ex vivo cell therapy. In connection with the agreement, we received an upfront license fee and are also entitled to receive milestone and royalty payments on product sales, if any products are developed. In September 2003, we received a milestone payment under the agreement as a result of Anosys’ filing of an IND for a product incorporating the technology we licensed them.

      Immuno-Designed Molecules, S.A. In February 2003, we entered into a license agreement with Immuno-Designed Molecules, S.A., or IDM, whereby we granted IDM a non-exclusive license to certain patented and non-patented rights to our universal cancer epitope packages for use in connection with IDM’s DendritophageTM ex vivo technology. In connection with the agreement, we received an upfront license fee and are also entitled to receive commercialization milestone payments and royalties on product sales if IDM develops products using our technology.

      Amgen. In September 2003, we entered into an agreement with Amgen Inc. under which Amgen acquired a non-exclusive license to our PADRE technology for research use. In connection with the agreement, we received a license fee.

Government Research Funding

      In September 2003, we were awarded a $16.7 million, five-year contract from the National Institute of Allergy and Infectious Diseases, or NIAID, an institute of the National Institutes of Health, or NIH, for the design and development of prophylactic HIV vaccines for clinical evaluation by the NIAID-sponsored HIV Vaccine Trials Network, or HVTN. The award was made under the NIAID’s HIV Vaccine Design and Development Teams, or HVDDT, program whose goal is to fund development of promising vaccine concepts with plans for targeted testing in humans. Epimmune will lead a consortium that includes Bavarian Nordic A/S in Denmark and SRI International and Althea Technologies, both in the U.S. Epimmune will use its proprietary epitope technology to identify epitopes, or protein fragments, from conserved regions of multiple HIV virus proteins for use in candidate vaccines.

      In July 2003, we received a grant from the National Cancer Institute, or NCI, an institute of the NIH, to support continued epitope analog identification and preclinical development of multi-epitope, analog based cancer vaccines. The grant has a total potential value of approximately $0.6 million over two years. The activities funded by this grant complement current studies and Phase I/II clinical trials we are conducting by providing analog epitopes that extend vaccine coverage to larger segments of the population. The grant was made under the NCI’s Flexible System to Advance Innovative Research for Cancer Drug Discovery by Small Business, or FLAIR program.

      In October 2002, we were awarded a contract from NIAID to conduct research and development aimed at developing a malaria vaccine. The award is part of the NIAID’s Millennium Vaccine Initiative that solicits vaccine technology from the private sector to accelerate the development of effective vaccines for malaria and tuberculosis. The program is composed of a Phase A feasibility study and an option for a Phase B development program for a total potential value of $3.5 million over five years. We are working with investigators at the Naval Medical Research Center on the program.

      In August 2000, we were awarded a $3.8 million grant from the Integrated Preclinical/ Clinical Program of the NIH, Division of AIDS, for the development of our vaccine to treat people infected with HIV. Pursuant to the terms of the grant, the government agreed to fund a four-year program designed to evaluate Epimmune’s epitope-based vaccines as a therapeutic strategy for the treatment of HIV-1-infected individuals on highly active antiretroviral therapy. The current Phase I/II clinical trial for the treatment of HIV, as well as preclinical activities, is being sponsored in part by this grant.

Patents, Proprietary Rights and Licenses

      Our success will depend in part on our ability to obtain patents having claims directed to our products and processes, both in the United States and other countries. The patent position of biotechnology and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. We file patent applications, as we believe appropriate, that cover our proprietary technology.

      We have developed our patent portfolio over approximately the past eleven years. The patents and patent applications in our patent portfolio include claims directed to epitope identification, epitope analogs, methods for identifying epitopes and epitope analogs, vaccine design, specific vaccines, our PADRE universal HTL epitope and ImmunoStealth epitope modification technologies. As of March 15, 2004, our intellectual property portfolio, including licenses to intellectual property relevant to epitope discovery and gene delivery, included 19 issued United States patents, 103 granted foreign patents, 59 applications pending in the United States and 153 foreign applications pending.

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

Competition

      The biotechnology industry continues to undergo rapid change and competition is intense and is expected to increase. Our competitors may succeed in developing technologies and products that are more effective or affordable than any of the products we are developing or which would render our technology and products obsolete and noncompetitive. We compete with many public and private companies, including pharmaceutical companies, chemical companies, specialized biotechnology companies and academic institutions. There are 27 drugs currently approved in the United States for HIV infection/ AIDS, and according to a PhRMA 2003 report on pharmaceutical drug development, there were 83 new product candidates in clinical development for HIV and related conditions, including 15 HIV vaccines. In addition, according to the PhRMA 2003 report, there were 395 new product candidates in clinical development for the treatment of cancer, and at least 30 companies were developing more than 50 vaccines against various cancers. Many of our competitors have substantially greater experience, financial and technical resources and production, marketing and development capabilities than us. In addition, many of our competitors have significantly greater experience conducting preclinical studies and clinical trials of new products, and in obtaining regulatory approvals for such products. Accordingly, some of our competitors may succeed in obtaining, developing and commercializing products more rapidly or effectively than us, or in developing technology and products that would render our technology and products obsolete or noncompetitive. We are aware of companies that are pursuing the development of pharmaceuticals that target the same diseases that we are targeting. These and other efforts by potential competitors may be successful, and other technologies may be developed to compete with our technologies. If we cannot successfully respond to technological change in a timely manner, our commercialization efforts may be harmed.

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

      The steps required before a pharmaceutical agent may be marketed in the United States include:

•	preclinical laboratory and animal tests,

•	the submission to the FDA of an application for an IND, which must become effective before human clinical trials may commence in the United States,

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug,

•	the submission of a new drug application, or NDA, or a biologic license application, or BLA, to the FDA, and

•	the FDA approval of the NDA or BLA prior to any commercial sale or shipment of the drug.

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

      Clinical trials are typically conducted in three sequential phases prior to product approval, but the phases may overlap, be repeated or subdivided. Phase I involves the initial introduction of the drug into healthy human subjects and often into patients as well. In Phase I, the drug is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II involves studies in a limited patient population to:

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

Employees

      As of March 15, 2004, we employed 36 individuals full-time, of whom 27 were engaged in research and development, and 10 of whom hold Ph.D. or M.D. degrees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

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

      We will continue to spend substantial amounts on research and development, including amounts spent for manufacturing clinical supplies, conducting clinical trials for our product candidates and advancing development of certain sponsored and partnered programs. Therefore, we will need to obtain additional funding. We do not have committed external sources of funding and may not be able to obtain any additional funding, especially if volatile market conditions persist for biotechnology companies. If we are unable to obtain additional funding, we will be required to delay, further reduce the scope of or eliminate one or more of our research and development projects, sell the Company or certain of its assets or technologies, or dissolve and liquidate all of its assets. As of December 31, 2003, we had approximately $6.4 million in cash and cash equivalents. Our future operational and capital requirements will depend on many factors, including:

•	whether we are able to secure additional financing on favorable terms, or at all;

•	the costs associated with our clinical trials for our vaccine targeting HIV, which began in September 2002, including the status of our contract with the NIH;

•	the costs associated with our clinical trials for our vaccine targeting lung and colorectal cancer, which began in February 2003;

•	progress with other preclinical testing and clinical trials in the future;

•	our ability to establish and maintain collaboration and license agreements and any government contracts and grants;

•	the actual revenue we receive under our collaboration and license agreements;

•	the actual costs we incur under our research collaboration with Bavarian Nordic;

•	the actual payment of license fees which may become payable at the option of the licensor;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and any other proprietary rights;

•	competing technological and market developments;

•	changes in our existing research relationships;

•	continued scientific progress in our drug discovery programs; and

•	the magnitude of our drug discovery and development programs.

      We intend to seek additional funding through collaboration and license agreements, government research grants or equity or debt financings. In the event we are able to obtain financing, it may not be on favorable terms. In addition, we may not be able to enter into additional collaborations to reduce our funding requirements. If we acquire funds by issuing securities, dilution to existing stockholders will result, in addition to the dilution that occurred as a result of our September 2003 financing. If we raise funds through additional collaborations and license agreements, we will likely have to relinquish some or all of the rights to product candidates or technologies that we may have otherwise developed ourselves. If we are unable to obtain funding, we may be required to engage in another restructuring, cease development of some product candidates, further reduce the scope of our operations, sell the Company or certain of its assets or technologies or cease operations.

We may not meet all of The Nasdaq National Market’s continued listing requirements and we may be delisted, which could reduce the liquidity of our common stock and adversely affect our ability to raise additional necessary capital.

      In order to continue trading on The Nasdaq National Market, we must comply with The Nasdaq National Market’s continued listing requirements, which require that we maintain a minimum stockholders’ equity of $10.0 million and a minimum closing bid price of $1.00 per share. As of December 31, 2003, our stockholders’ equity was $9.7 million, which did not satisfy the $10.0 million continued listing requirement. We are currently evaluating several alternatives to regain compliance with these criteria, but there can be no assurance that we will be successful in our efforts. If we fail to satisfy The Nasdaq National Market’s continued listing requirements, our common stock may be delisted from The Nasdaq National Market. The delisting of our common stock may result in the trading of the stock on The Nasdaq SmallCap Market or the OTC Bulletin Board. Consequently, a delisting of our common stock from The Nasdaq National Market may reduce the liquidity of our common stock and adversely affect our ability to raise additional necessary capital.

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

      We have experienced significant operating losses since our inception in 1987. As of December 31, 2003, we had an accumulated deficit of $157.9 million. We expect to continue to incur substantial operating expenses and net operating losses for the foreseeable future, which may hurt our ability to continue operations. We have not generated revenues from the commercialization of any product. All of our revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants, certain asset divestitures and interest income. We expect that substantially all of our revenues for the foreseeable future will result from similar sources. To achieve profitable operations, we, alone or with collaborators, must successfully identify, develop, register and market proprietary products. We do not expect to generate revenues from the commercialization of any product for at least six years (and this would assume approval of either our HIV or lung and colorectal product candidates, which may not occur). We may not be able to generate sufficient product revenue to become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or yearly basis.

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

      We are an early stage research and development company, and only commenced our first Phase I/II clinical trials for two of our vaccines within the past two years. There are many factors outside of our control that may affect the timing of completion of our current clinical trials, and any future clinical trials may not commence when planned or be completed within any anticipated time frame. We have already experienced unexpected delays in filing an IND for our therapeutic vaccine candidate targeting HIV, due to additional time necessary to complete all of the animal safety studies that were contemplated in our pre-IND discussions with the FDA. We may experience unexpected delays in our research and development efforts that would require us to postpone the commencement or completion of clinical trials of other vaccine candidates. The FDA may comment or raise concerns or questions with respect to any IND that we file and, therefore, clinical trials may not begin when planned, if at all.

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

      Our vaccines under development address a range of cancer and infectious disease markets. The competition in these markets is extremely formidable. There are 27 drugs currently approved in the United States for HIV and according to a PhRMA 2003 report on pharmaceutical drug development, there were 83 new product candidates in clinical development for HIV and related conditions, including 15 HIV vaccines. In addition, according to the PhRMA 2003 report, there were 395 new product candidates in clinical development for the treatment of cancer, and at least 30 companies were developing more than 50 vaccines against various cancers. An important factor in competition may be the timing of market introduction of our vaccines and competitive products. Accordingly, the relative speed with which we can develop vaccines, complete the clinical trials and approval processes and supply commercial quantities of the vaccines to the market are expected to be important competitive factors. We expect that competition among products approved for sale will be based, among other things, on product effectiveness, safety, reliability, availability, price and patent position.

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

      We will need to enter into and maintain collaborative arrangements with pharmaceutical and biotechnology companies or other strategic partners both for development and commercialization of potential vaccine products in markets where it would be too costly or complex to do so on our own. Currently, our only collaborations are with Innogenetics and Bavarian Nordic. If we are not able to enter into and maintain additional research and development collaborations or other collaborations in the future on acceptable terms, we may be forced to abandon development and commercialization of some vaccine product candidates.

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

      We lease a 24,000 square foot administrative and research laboratory facility in San Diego under an operating lease that expires in March 2009. We believe our existing facilities will be adequate to meet our needs for the foreseeable future.

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

	High	Low

2004
First Quarter (through March 15)	$2.99	$1.76
2003
First Quarter	$1.25	$0.75
Second Quarter	$2.07	$0.76
Third Quarter	$4.29	$1.01
Fourth Quarter	$3.21	$1.50
2002
First Quarter	$4.24	$2.30
Second Quarter	$2.75	$1.40
Third Quarter	$2.10	$1.17
Fourth Quarter	$1.50	$0.85

      As of March 15, 2004, there were approximately 260 stockholders of record of our common stock. We have never declared or paid dividends on our common stock and do not anticipate the payment of dividends in the foreseeable future.

      For information concerning prior stockholder approval of and other matters relating to our equity incentive plans, see “Equity Compensation Plan Information” under Item 12 in this Annual Report on Form 10-K.

      During the period covered by this Annual Report on Form 10-K, we sold and issued the following securities, which were not registered under the Securities Act of 1933, as amended, or the Securities Act:

(1) In September 2003, pursuant to the terms of a unit purchase agreement, we issued 2,168,961 shares of common stock and warrants to purchase 542,238 shares of common stock to a group of nine accredited investors. The purchase price of each unit, which is the combination of one share of common stock and 25% of a warrant, was $1.86725 for gross proceeds to us for the transaction of $4.05 million. Our sale of the common stock and warrants was exempt from registration requirements under the Securities Act pursuant to Rule 506 thereof because each of the purchasers of securities was an accredited investor.

Item 6.	Selected Financial Data

      Please read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this annual report on Form 10-K.

	Years Ended December 31,

Statement of Operations Data:	2003	2002	2001	2000	1999

	(In millions, except for net loss per share)
Operating revenues	$7.2	$7.1	$8.2	$1.6	$4.2
Net loss	(7.1)	(6.5)	(2.6)	(4.7)	(8.3)
Net loss per share — basic and diluted	(0.58)	(0.57)	(0.31)	(0.68)	(1.57)

	As of December 31,

Balance Sheet Data:	2003	2002	2001	2000	1999

	(In millions)
Working capital	$4.8	$7.7	$15.4	$8.2	$6.9
Total assets	12.7	15.5	23.9	14.5	12.7
Long-term obligations	—	—	0.04	0.4	0.4
Stockholders’ equity	9.7	12.6	19.4	12.1	10.4

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those discussed below and in the section entitled “Risk Factors.”

      Since 1997, we have devoted substantially all of our resources to the discovery and development of potential therapeutic and prophylactic products. To date, we have not received any revenues from the sale of products. We have funded our research and development primarily from equity-derived working capital, through strategic alliances and collaborations with other companies and through government research funding, primarily from the National Institutes of Health in the form of grants and contracts. We have not been profitable since our inception and expect to incur substantial operating losses for at least the next several years. As of December 31, 2003, our accumulated deficit was approximately $157.9 million.

      In July 2001, we entered into a collaboration agreement with Genencor. The revenue that we recognize from Genencor includes milestone payments, recognition of upfront license fees over the term of the contract and contract revenue to support our research and development activities over the term of the collaboration. As of December 31, 2003, Genencor owned approximately 10.0% of our common stock and was therefore considered a “related party” for financial reporting purposes. Therefore, all payments that we have received under this agreement are itemized under the category, “Related Party Revenue.”

      In February 2003, we preliminarily agreed with Anosys, Inc. to merge our operations to create a combined company focused on the field of immunotherapeutics and products for the treatment of cancer and infectious diseases. In August 2003, we announced that the merger agreement between Epimmune and Anosys was terminated. In connection with the termination of the merger agreement, we recorded a charge of $0.5 million during the second quarter of 2003, which is included in general and administrative costs, to write-off costs we had incurred in connection with the proposed merger.

      In September 2003, we announced a reduction of our work force aimed at focusing our efforts on our most advanced clinical programs and our sponsored and partnered programs. We reduced our research and administrative staff by 11 individuals or 23%, which resulted in a one-time restructuring charge of approximately $336,000 in the third quarter of 2003.

      In September 2003, Dr. Loria, our President and CEO surrendered an aggregate of 963,740 shares of our common stock, including 250,139 unvested shares, at the fair market value of $3.17 per share, in exchange for the prepayment of the outstanding principal and interest under a promissory note issued by Dr. Loria in January 2001 for the purchase of 1,056,301 shares of our common stock at a purchase price of $2.50 per share. The aggregate value of the shares surrendered was $3,055,000. The remaining 92,561 unvested shares will vest in equal daily installments between September 29, 2003 and January 15, 2005. We continue to have the right to purchase any unvested shares at the purchase price paid by Dr. Loria in the event of termination of Dr. Loria’s service to us.

      In connection with this transaction, we recorded a non-cash, stock-based compensation charge of approximately $645,000 in the third quarter of 2003 based on the difference between the fair market price on September 29, 2003 and the exercise price of the shares surrendered by Dr. Loria. We will also recognize an additional $62,000 in non-cash, stock-based compensation charges ratably over the period from September 29, 2003 to January 15, 2005 as the remaining 92,561 unvested shares vest.

Subsequent Events

      In March 2004, Genencor assigned its rights under our collaboration to Innogenetics NV. In connection with the assignment by Genencor, we extended the collaboration term with Innogenetics through September 2005. Innogenetics will have the right to terminate the collaboration early, upon three months written notice.

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

Revenue Recognition

      We recognize revenues pursuant to Staff Accounting Bulletin No. 101, “Revenue Recognition.” Collaboration revenues are earned and recognized as research costs are incurred in accordance with the provisions of each agreement. License fees are earned and recognized in accordance with the provisions of each agreement. Upfront license fees for perpetual licenses where we have no performance obligations are recognized when received. License fees with ongoing involvement or performance obligations are recognized over the term of the agreement. For example, in connection with our Genencor collaboration, because we received an upfront license fee, it is being amortized into revenue over the collaboration term. Fees paid to initiate research projects are deferred and recognized over the project period. Milestone payments are recognized as revenue upon the completion of the milestone as long as the milestone event was substantive, and its achievability was not reasonably assured at inception and our performance obligations after milestone achievement will continue to be funded at a comparable level before the milestone achievement. Revenues from grants are recognized on a percentage-of-completion basis as related costs are incurred. We defer revenue recognition until performance obligations have been completed and collectibility is reasonably assured.

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

Investment Policy

      The primary objective of our investment activities is to preserve principal while at the same time achieving competitive yields, without significantly increasing risk. To achieve this objective, we primarily invest in cash and money market accounts as well as A1 or P1 or higher rated debt securities with maturities of less than two years, with the weighted average maturity not to exceed eighteen months. We also attempt to minimize our portfolio risk by placing constraints on how much of our portfolio may be held in a specific type of investment such as asset-backed securities or collateralized mortgage obligations as well as limiting our holdings in any one issuer. At December 31, 2003, our investment portfolio included only cash and money market accounts and had no fixed-income securities.

Results of Operations

      We had total revenue of $7.2 million for the year ended December 31, 2003 and $7.1 million for the year December 31, 2002. A decrease of $1.2 million in related party revenue from Genencor in 2003 was offset by an increase of $0.6 million in licensing fees and milestone revenue and a $0.6 million increase in grant and contract revenue during 2003. The decrease of $1.2 million in related party revenue in the year ended December 31, 2003, compared to the year ended December 31, 2002, was primarily due to the shift in focus of our collaboration with Genencor from scientific research activities, the part of the collaboration in which we are most involved, to preclinical development on the lead program in support of a late 2003 Investigational New Drug, or IND, filing by Genencor, lower non-recurring milestone payments received in 2003 compared to 2002, and an increase in the time period during which the license fees previously paid by Genencor are being amortized due to the extension of the collaboration term. The change in the estimated life of the license occurred due to the extension of the collaboration term from September 1, 2003 to September 1, 2004. The agreement term was extended in October of 2002. In March 2004, Genencor assigned its rights under our collaboration to Innogenetics NV. In connection with the assignment by Genencor, we extended the collaboration term with Innogenetics through September 2005. Innogenetics will have the right to terminate the collaboration early, upon three months written notice. The increase of $0.6 million in licensing fees and milestone revenue in the year ended December 31, 2003, compared to the year ended December 31, 2002 was due to the receipt of one-time payments for license fees and milestones during 2003 under the terms of our agreement with Anosys, and an increase in licensing revenue as a result of amortization of evaluation fees and license fees received from Aventis, IDM, Beckman Coulter, Merck and Amgen in 2003, compared to 2002. The increase of $0.6 million in grant and contract revenue in the year ended December 31, 2003, compared to the year ended December 31, 2002 was due to higher reimbursable expenses on several existing grants and contracts during 2003 than in 2002 and reimbursement of expenses on a new contract we received in September of 2003 from the NIH to develop a preventive HIV vaccine.

      Our revenue of $7.1 million for the year ended December 31, 2002 compares to total revenue of $8.2 million for the year ended December 31, 2001. The decrease of 13% in 2002 relates primarily to a reduction of $3.2 million in license fees and milestone payments we received compared to 2001, partially offset by an increase of $2.1 million in related party revenue we received in 2002 compared to 2001. License fee and milestone revenue for the year ended December 31, 2001 included recognition of non-recurring license fees associated with numerous license agreements we entered into during that period, including agreements with Biosite, Anosys, Nexell and Pharmexa. For the year ended December 31, 2002, we received $1.9 million in research grants and contract revenue compared to $1.8 million received in the year ended December 31, 2001. We had related party revenue of $4.7 million in the year ended December 31, 2002 compared to $2.6 million of related party revenue in the year ended December 31, 2001. The increase in related party revenue was due to reimbursement for expenditures on our Genencor collaboration and amortization of license fees associated with the Genencor collaboration that was entered into in July 2001.

      Research and development expenses decreased to $10.5 million in the year ended December 31, 2003 from $11.3 million in the year ended December 31, 2002. The decrease in the year ended December 31, 2003 relates primarily to lower outside costs related to preclinical activities such as formulation and toxicology studies for our HIV and lung and colorectal cancer programs, which are now in clinical trials, lower scientific supplies costs related to completion of preclinical activities, lower patent and intellectual property related expenses, and reduced labor costs related to our work force reduction, partially offset by higher costs associated with outside research support related to our High Throughput Screening contract with the NIH and outside research and development support on a new contract we received in September of 2003 from the NIH to develop a preventive HIV vaccine.

      Research and development expenses increased to $11.3 million in the year ended December 31, 2002 from $7.9 million in the year ended December 31, 2001. The increase in 2002 relates primarily to an increase of $1.6 million in outside costs related to preclinical activities such as formulation and toxicology studies for our HIV and lung and colorectal cancer programs, an increase of $0.6 million in labor and related costs, including recruitment and relocation as a result of an increase in our personnel responsible for research and development activities, an increase of $0.4 million associated with amortization and other costs related to increased spending to prosecute our patent portfolio and an increase of $0.3 million on scientific supplies due to increased research and development efforts and our collaboration with Genencor. We expect to continue to incur costs in 2004 for, among other things, outside costs related to clinical trials and development activities for our new NIH contract for a preventive HIV vaccine, product formulation and manufacturing of product for use in clinical trials, medical and clinical consultant costs and product development costs for additional vaccine candidates.

      General and administrative costs were approximately $3.6 million in the year ended December 31, 2003 compared to $2.9 million in the year ended December 31, 2002. The increase in the year ended December 31, 2003 was due to recognition of non-cash, stock-based compensation charges in connection with the prepayment of a promissory note by our CEO in September 2003, other non-cash, stock-based compensation expenses related to a higher stock price for variable stock equity instruments, and the write off of legal, investment banking, accounting and other expenses related to our proposed merger with Anosys, which was terminated. The increases were partially offset by a reduction in consultant fees and other outside costs, and a reduction in travel expenses.

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

      In September 2003, we announced a reduction of our work force aimed at reducing our cash burn and focusing our efforts on our most advanced clinical programs and our sponsored and partnered programs. We reduced our research and administrative staff by 11 individuals or 23%, which resulted in a one-time restructuring charge of approximately $336,000 in the year ended December 31, 2003. We had no restructuring related charges in 2002 or 2001.

      Net interest income was approximately $0.2 million in 2003 compared to $0.6 million in 2002 and $0.4 million in 2001. Interest income during 2003 includes approximately $0.1 million of interest accrued on the note issued for the purchase in January 2001 of our common stock by Dr. Loria, our president and chief executive officer, compared to approximately $0.3 million of interest accrued on the note in 2002. We had lower average cash balances and rates of return in the year ended December 31, 2003, compared to the year ended December 31, 2002. Higher average cash balances in 2002 were offset by lower average returns than in 2001 due to lower interest rates.

      We expect to incur operating losses over at least the next several years due to continuing expenses associated with our research and development programs, including clinical trials, preclinical testing and development activities. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing and amounts of revenues received and expenses incurred, and such fluctuations may be substantial.

Liquidity and Capital Resources

      We have financed operations since inception primarily through private placements of our equity securities, two public common stock offerings, license fees, revenues under collaborative research and development agreements, grant revenues, capital and operating lease transactions, certain asset divestitures and interest income. Through December 2003, we have raised approximately $165.1 million from the sale of equity securities, of which $30.1 million was raised to fund the business since the formation of our business related to immunotherapy. As of December 31, 2003, we had 15,193,916 shares outstanding on an as-converted to common stock basis, assuming conversion of the series S and S-1 preferred shares.

      As of December 31, 2003, our cash and cash equivalents were $6.4 million compared to $9.7 million at December 31, 2002. The decrease was primarily due to $6.1 million of cash used to fund the Company’s research and development and clinical activities and $0.8 million of cash for capitalized patent costs. Our operating expenses were offset by license fees, milestone payments and grant and contract revenues we received. We expect to continue to use our cash and cash equivalents to fund our ongoing and future clinical trials, as well as our drug research and development programs. We expect our net cash burn rate to decrease in 2004 compared to 2003 due to increased reimbursement of research and development costs as a result of a new contract we received in September of 2003 from the NIH to develop a preventive HIV vaccine. We had net working capital of $4.8 million as of December 31, 2003 compared to $7.7 million as of December 31, 2002.

      Capital expenditures for the year ended December 31, 2003 were $0.1 million compared to $0.7 million for the year ended December 31, 2002 and $0.3 million for the year ended December 31, 2001. The expenditures for 2003 were primarily for small laboratory equipment. The expenditures for 2002 were primarily for laboratory equipment to increase and improve immunological screening throughput, to build out additional laboratory space to accommodate additional employees and for information technology equipment and upgrades to accommodate new employees. Capital expenditures for 2001 were primarily for laboratory equipment. In the past, we have financed our laboratory equipment and research and office facilities primarily through operating lease arrangements and a note payable. During 2003, 2002 and 2001 we made payments under the notes payable of $0.04 million, $0.3 million and $0.4 million, respectively. During 2003, we fully paid off our outstanding note payable. During 2004, we anticipate that payments related to capital expenditures will increase modestly compared to 2003 levels to a range of approximately $0.3 million to $0.4 million, primarily for the purchase of equipment to support our clinical trials. We will also pay approximately $0.6 million in rent on our lease commitments during 2004. The future minimum rental commitment for the lease of our facility will range from approximately $0.6 million to $0.7 million each year over six years, based upon pre-established annual rent increases.

      Payments related to capitalized patent expenses were approximately $0.8 million, $1.2 million and $0.7 million for 2003, 2002 and 2001, respectively. The decrease in 2003 compared to 2002 is due primarily to consolidation of our patent portfolio with one outside law firm to limit administrative redundancies as well as bringing certain administrative tasks in house to limit outside legal expenses. The increase in 2002 compared to 2001 was primarily as a result of maturity of our portfolio filings and pursuit of additional claims. We expect payments related to patents to be relatively flat in 2004 compared to 2003 as we anticipate seeing a full year of benefit of our portfolio consolidation with one outside law firm, and as we continue to perform administrative tasks in house whenever possible as we pursue filings and claims in our intellectual property portfolio.

      Although we expect our net cash burn to decrease in 2004, we expect to incur higher research and development expenditures in 2004 compared to 2003 levels in connection with our ongoing drug research and development programs, including costs related to clinical trials, research and development activities on sponsored programs and contracts, preclinical testing of product candidates and manufacturing of clinical supplies. We intend to seek collaborative research and development relationships with suitable corporate partners and U.S. government agencies. We have in the past and may in the future also license to third parties some of our technology in markets that we are not pursuing ourselves or through our collaborations. Any agreements that may result from these discussions may not successfully reduce our funding requirements or, if entered into, may be terminated.

      We currently anticipate that total revenue for 2004 will be in the range of $8.5 million to $10.0 million, which includes anticipated grant and contract revenue, related party revenue and certain license fees. Our estimate assumes that we recognize revenue from milestone or licensing payments under existing agreements with third parties related to the licensing of our technology. We also anticipate that operating expenses for the full year 2004 will rise from $14.4 million in 2003 to between approximately $14.5 million and $15.5 million, representing a 1% to 8% increase over 2003. The anticipated rise in expenses relates to our ongoing Phase I/II clinical trials targeting HIV, lung cancer and colorectal cancer and an increase in expenses under funded grants and contracts from the NIH. We also anticipate using some of our cash in 2004 to fund certain activities in our collaboration with Bavarian Nordic. We will share equally with Bavarian Nordic in all research related expenses not covered under our HIV vaccine contract from the NIH and have included these anticipated expenditures in our operating expense forecast for 2004. We will also become liable in 2004 for payment of license fees of up to $0.1 million.

      With existing cash and interest earned thereon, along with receipts from existing contracts, we expect to be able to maintain our current level of operations through 2004 and into the second quarter of 2005, based on anticipated expenditures. We will continue to spend substantial amounts on research and development, including amounts spent for manufacturing clinical supplies, conducting clinical trials for our product candidates and advancing development of certain sponsored and partnered programs. Therefore, we will need to obtain additional funding. We do not have committed external sources of funding and may not be able to obtain any additional funding, especially if volatile market conditions persist for biotechnology companies. If we are unable to obtain additional funding, we will be required to delay, further reduce the scope of or eliminate one or more of our research and development projects, sell the Company or certain of its assets or technologies, or dissolve and liquidate all of its assets. As of December 31, 2003, we had approximately $6.4 million in cash and cash equivalents. Our future operational and capital requirements will depend on many factors, including:

•	whether we are able to secure additional financing on favorable terms, or at all;

•	the costs associated with our clinical trials for our vaccine targeting HIV, which began in September 2002, including the status of our contract with the NIH;

•	the costs associated with our clinical trials for our vaccine targeting lung and colorectal cancer, which began in February 2003;

•	progress with other preclinical testing and clinical trials in the future;

•	our ability to establish and maintain collaboration and license agreements and any government contracts and grants;

•	the actual revenue we receive under our collaboration and license agreements;

•	the actual costs we incur under our research collaboration with Bavarian Nordic;

•	the actual payment of license fees which may become payable at the option of the licensor;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and any other proprietary rights;

•	competing technological and market developments;

•	changes in our existing research relationships;

•	continued scientific progress in our drug discovery programs; and

•	the magnitude of our drug discovery and development programs.

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

Contractual Obligations

      The following table summarizes our contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

		Less than	Years	Years	More than
	Total	1 Year	2-3	4-5	5 Years

	(unaudited)
	(in thousands)
Operating lease obligations(1)	$3,270	$585	$1,222	$1,297	$166
Licensing and purchase obligations(2)	1,580	94	189	327	970
Deferred compensation	50	48	2	—	—

Total	$4,900	$727	$1,413	$1,624	$1,136

(1)	Facilities lease, which expires in March 2009

(2)	Licensing and purchase obligations includes an estimate of $1,540,000 for future payment obligations under existing license agreements which may become due and payable in the periods specified based on projected achievement of triggering events, although there can be no assurance such events will be achieved in the projected time frames, if at all.

Recently Issued Accounting Standards

      In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. This statement supercedes Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability is recognized at the date an entity commits to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be effective for any exit and disposal activities initiated after December 31, 2002. We adopted these provisions during 2003 and accounted for our work force reduction in September 2003 based on the provisions of SFAS No. 146.

      In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123”. This statement amends SFAS No. 123 “Accounting for Stock Based Compensation” to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions became effective for us beginning with the year ended December 31, 2002. We elected to continue to follow the provisions of the Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for stock based compensation.

      In November 2002, EITF reached consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of EITF Issue No. 00-21 will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes.”

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how we classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that we classify a financial instrument within its scope as a liability. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements.” The remaining provisions of this Statement are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

      At December 31, 2003, our investment portfolio included only cash and money market accounts and had no fixed-income securities. There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

Item 8.	Consolidated Financial Statements and Supplementary Data

      The financial statements and supplemental data required by this item are set forth at the pages indicated in Item 15(a)(1) of this annual report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9(A).	Controls and Procedures

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

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The following table sets forth information regarding our current directors and executive officers as of March 15, 2004:

Name	Age	Position

Directors:
Howard E. (“Ted”) Greene, Jr.	61	Chairman of the Board of Directors
William T. Comer, Ph.D.	68	Director
Georges Hibon	66	Director
Michael G. Grey	51	Director
Emile Loria, M.D.	54	Director, President and Chief Executive Officer
John P. McKearn, Ph.D.	50	Director
Executive Officers:
Emile Loria, M.D.	54	Director, President and Chief Executive Officer
Robert J. De Vaere	46	Vice President, Finance and Administration, and Chief Financial Officer
Mark J. Newman, Ph.D.	48	Vice President, Research and Development

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

      Dr. Comer has served as a director since January 1994. Since May 2000, he has been Chairman of the Board of Neurogenetics, Inc., a privately held biopharmaceutical company, where he also served as Interim Chief Executive Officer from March 2000 through March 2002. Dr. Comer served as President and Chief Executive Officer and a member of the Board of Directors of SIBIA Neurosciences, Inc., a biotechnology company, from April 1991 to November 1999. SIBIA was acquired by Merck & Co., Inc. in November 1999. Dr. Comer resigned in November 1999, but continued to serve as a consultant to Merck from December 1999 until August 2000. Dr. Comer previously served in various roles with Bristol-Myers Squibb, a pharmaceutical company, culminating in his position as Senior Vice President of Strategic Management, Pharmaceuticals and Nutritionals. He served as Chairman of Prescient Neuropharma, Inc. until December 17, 2002 and is currently a director of Innapharma, Inc.

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

      Mr. Grey has served as our director since July 1999. Since June 2003, he has served as President of Structural GenomiX, Inc., a privately held biotechnology company, and has been a member of the Board of

Directors of Structural GenomiX since September 2001. From April 2001 until June 2003, he served as Chief Business Officer of Structural GenomiX. Between January 1999 and September 2001, he served as President and Chief Executive Officer of Trega Biosciences, Inc., a biotechnology company. Prior to joining Trega, Mr. Grey served as President of BioChem Therapeutics, Inc., a division of BioChem Pharma, Inc., a pharmaceutical company, from November 1994 to August 1998. During 1994, Mr. Grey served as President and Chief Operating Officer of Ansan, Inc., a biopharmaceutical Company. From 1974 to 1993, Mr. Grey served in various roles with Glaxo, Inc. and Glaxo Holdings, plc, a pharmaceutical company, culminating in his position as Vice President, Corporate Development. Mr. Grey serves on the Board of Directors of Achillion Pharmaceuticals, Inc.

      Dr. Loria has served as our director since January 2001. He joined us as President and Chief Executive Officer in June 2001. From 1995 to 2000, he served as President and Chief Executive Officer of Biovector Therapeutics, a vaccine company. Prior to his appointment as Chief Executive Officer, he served as Senior Vice President, Business Development at Biovector from 1994 to 1995. From 1986 to 1993, he was founder and Managing Director of MS Medical Synergy, a company specialized in drug delivery. From 1978 to 1985, Dr. Loria held various positions with the pharmaceutical companies Hoffman La Roche-Kontron, Ciba-Geigy and Sanofi Pharma.

      Dr. McKearn has served as our director since April 2000. Dr. McKearn has been the Chief Scientific Officer and a director of Kalypsys Inc., a privately held biotechnology company, since July 2003. Prior to that, he was with Pharmacia Corporation, formerly G.D. Searle and Co., a pharmaceutical company, since 1987. From August 2000 until June 2003, he served as Senior Vice President, Pharmacia Discovery Research, responsible for research activities in cardiovascular diseases, arthritis and oncology. Prior to that he served as Vice President, Searle Discovery Research from 1999 to 2000, Executive Director of Oncology from 1995 to 1999, and directed all arthritis, inflammation and oncology research from 1987 to 1995. Dr. McKearn was a Senior Scientist at E.I. DuPont de Nemours and Company, a pharmaceutical company, from 1985 to 1987 and a member of the Basel Institute for Immunology from 1982 to 1985.

Executive Officers

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

      Dr. Newman has served as our Vice President, Infectious Disease Program since March 1999 and became our Vice President, Research and Development in September 2003. Prior to joining Epimmune, Dr. Newman served as Vice President of Research and Development of Vaxcel, Inc., a vaccine delivery/adjuvant company, from January 1995 to March 1999. Prior to joining Vaxcel, he was Associate Vice President, Research and Development for Apollon, Inc., a DNA vaccine company. He also previously held the position of Senior Director at Cambridge Biotech Corporation.

Board Committees and Meetings

      During the fiscal year ended December 31, 2003, the Board held sixteen meetings. Our Board of Directors currently has an Audit Committee, a Compensation Committee and a Nominating Committee.

      The Audit Committee is comprised of three independent non-employee directors: Mr. Greene; Mr. Grey; and Dr. Comer. The Board of Directors has adopted an Audit Committee Charter, which among other responsibilities, requires that this committee monitor our financial reporting process and internal control systems, review audit and management reports and review and approve the engagement of the independent auditors. The Audit Committee met two times prior to March 29, 2003 to plan for and discuss the 2002 annual audit with our independent auditors. The Audit Committee met four times after March 29, 2003, to review and discuss our first, second and third quarter financial results and financial statements to be included in our Form 10-Q filings and also acted by unanimous written consent one time during 2003. The Audit Committee met two times following the 2003 fiscal year end to discuss the 2003 annual audit with our independent auditors. The Audit Committee recommends the independent auditors to the Board and provides a direct line of communication between the auditors and the Board. The independent auditors separately meet with the Audit Committee, with and without our management present, to review and discuss various matters, including our financial statements, the report of the independent auditors on the results, scope and terms of their work and their recommendations concerning the Company’s financial practices and procedures. All members of the Audit Committee are independent, as defined in Rule 4200(a)(14) of the National Association of Securities Dealers, Inc. (“NASD”) listing standards. In addition, our Board of Directors believes that Mr. Greene is an audit committee financial expert. An audit committee financial expert is a person who has (i) an understanding of generally accepted accounting principles and financial statements, (ii) the ability to assess the general application of said principles in connection with the accounting for estimates, accruals and reserves, (iii) experience preparing, auditing, analyzing or evaluating financial statements of comparable breadth and complexity to ours or experience supervising others who do, and (iv) an understanding of internal controls and procedures.

      The Compensation Committee is comprised of three independent non-employee directors: Mr. Greene; Dr. Comer; and Dr. McKearn. This Committee administers our stock option plans, stock purchase plan and 401(k) plan, approves salaries, bonuses and other compensation arrangements for our officers and performs such other functions regarding compensation as our Board of Directors may delegate. The Compensation Committee held six meetings and acted by unanimous written consent four times during 2003.

      The Nominating Committee is composed of two independent non-employee directors: Mr. Grey and Dr. McKearn. The Board of Directors has adopted a Nominating Committee Charter, which among other responsibilities requires that the Nominating Committee interview, evaluate, nominate and recommend individuals for membership on our Board and committees thereof and nominates specific individuals to be elected as our officers by the Board.

      During the fiscal year ended December 31, 2003, all of the Company’s directors attended or participated in 75% or more of the aggregate of (i) the total number of meetings of the Board and (ii) the total number of meetings held by all committees of the Board on which such director served during the year.

      On December 9, 2003, we adopted a Code of Business Conduct and Ethics applicable to all of our officers, directors and employees. The Code of Business Conduct is filed herewith as Exhibit 14.1. If we make any substantive amendments to the Code of Business Conduct or grant any waiver from a provision of the code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website at www.epimmune.com.

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

      Directors are currently eligible to receive option grants under our stock option plan in accordance with the policy regarding non-employee director compensation adopted by the Board of Directors in 1999. This policy calls for each non-employee director to be granted annual options to purchase 5,000 shares of our common stock as of the date of each annual meeting of our stockholders. The shares subject to such option are to vest monthly over a twelve-month period, provided the director remains a director upon the date of his re-election to our Board. Newly appointed or elected non-employee directors are eligible for a 20,000-share option grant under this policy with monthly vesting over a forty-eight month period. In July 2003, the Board granted annual options to purchase 5,000 shares of our common stock in connection with the annual meeting of our stockholders to the following non-employee directors: Mr. Greene, Dr. Comer, Mr. Grey, Mr. Hibon, Dr. McKearn and former Board member Dr. Michael Ross at an exercise price of $1.70 per share.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports in changes in ownership of our common stock and other of our equity securities. Specific due dates for these reports have been established, and we are required to disclose any failure to file by these dates during 2003. Our officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Compensation of Executive Officers

      The following table shows for the fiscal years ended December 31, 2003, 2002 and 2001, compensation awarded or paid to, or earned by our Chief Executive Officer and our two other most highly compensated executive officers and two former officers, Dr. Chesnut and Mr. McClurg whose employment with us terminated in September 2003. These individuals are referred to as the “named executive officers.” During the last three fiscal years, none of the executive officers received any restricted stock awards or long-term incentive payouts; provided, however, Dr. Loria purchased stock from us in 2001 that is subject to vesting.

Summary Compensation Table

				Long-Term
				Compensation Awards

	Annual Compensation			Restricted	Securities
				Stock	Underlying	All Other
			Bonus	Awards	Options	Compensation
Name and Principal Position	Year	Salary($)	($)(1)	($)	(#)	($)(2)

Dr. Emile Loria(3)(4)	2003	350,000	25,000	0	500,000	3,568
President, Chief Executive Officer	2002	300,000	100,098	0	0	8,528
	2001	162,500	352,592	0	0	208,729
Dr. Mark J. Newman	2003	195,833	25,000	0	50,000	724
Vice President, Research and	2002	185,000	98	0	0	597
Development & Asst. Secretary	2001	168,000	50,000	0	95,000	602
Mr. Robert J. De Vaere	2003	195,000	25,000	0	50,000	724
Vice President, Finance and	2002	185,000	98	0	0	398
Administration, Chief Financial	2001	168,000	115,000	0	105,000	402
Officer and Secretary
Dr. Robert W. Chesnut(5)	2003	337,658	0	0	0	2,112
Former Executive Vice President,	2002	245,000	98	0	0	2,150
Research and Development	2001	231,008	120,000	0	120,000	2,419
and Secretary
Mr. Michael R. McClurg(6)	2003	216,179	0	0	0	360
Former Vice President, Business	2002	175,000	98	0	0	540
Development	2001	37,805	0	0	75,000	135

(1)	All officers of the Company were granted a stock bonus award during 2002 of 100 shares of our common stock in exchange for the termination of their participation in the 2002 Management Bonus Plan. The fair market value of our common stock on December 16, 2002, the issuance date, was $0.98 per share, or $98 for each award.

(2)	All other compensation consists of life insurance premiums paid by us unless otherwise noted.

(3)	Dr. Loria joined as our President and Chief Executive Officer in June 2001 at an annual salary of $300,000. Dr. Loria received a signing bonus of $125,000 and was eligible to earn a performance bonus equal to two percent of any proceeds received by us from any public or private equity financing or other transaction pursuant to which we received funding (other than research funding) that was completed by us between January 16, 2001 and January 16, 2002. During the period from January 16, 2001 and January 16, 2002, we completed transactions in which we received total funding of $16,379,581 making Dr. Loria eligible for bonus payments of $327,592 under the provisions of this agreement. Dr. Loria was paid a bonus of $227,592 in 2001 and the remaining accrued balance of $100,000 was paid in January 2002. Other compensation includes payments of $2,181 and $7,470 in 2003 and 2002, respectively, to independent tax accountants for the preparation of 2002 and 2001 foreign tax returns, and 2001 payments of $204,427 for relocation to San Diego, California made by us to Dr. Loria.

(4)	Dr. Loria joined as our President and Chief Executive Officer in June 2001. In connection with his employment offer letter and joining our Board of Directors in January 2001, and as an inducement to accept the offer, we sold Dr. Loria 1,056,301 shares of our common stock at a purchase price of $2.50 per share, the closing price of our common stock on the Nasdaq National Market on the date of purchase. The shares are subject to vesting in equal daily installments during the four-year period following the date of purchase, and we have a right to purchase any unvested shares at the purchase price paid by Dr. Loria in the event of termination of Dr. Loria’s service to Epimmune. Dr. Loria issued us a promissory note for $2,641,000, the aggregate purchase price of the shares, which is secured by a pledge of the shares. In September 2003, Dr. Loria surrendered an aggregate of 963,740 shares of our common stock at the fair market value of $3.17 per share, in exchange for the prepayment of the outstanding principal and interest under the promissory note.

(5)	Dr. Chesnut was our Executive Vice President, Research and Development until his employment with Epimmune terminated in September 2003. His 2003 salary includes $122,500 for severance and $47,114 for accrued vacation paid to Dr. Chesnut upon his termination.

(6)	Mr. McClurg joined us as our Vice President, Business Development in October 2001. Mr. McClurg’s employment with Epimmune terminated in September 2003. His 2003 salary includes $87,500 for severance and $8,647 for accrued vacation paid to him upon his termination.

Stock Option Grants and Exercises

      We currently grant options to our executive officers under our 2000 Stock Plan and have previously granted options under our 1997 Stock Plan and our 1989 Stock Option Plan, which terminated in 1999. As of December 31, 2003, options to purchase a total of 154,213 shares were outstanding under the 1997 Stock Plan, options to purchase a total of 368,229 shares were outstanding under the 1989 Stock Option Plan, options to purchase a total of 7,140 shares were outstanding under the 1994 Non-Employee Directors’ Stock Option Plan and options to purchase a total of 1,467,870 shares were outstanding under the 2000 Stock Plan. On December 16, 2002 we granted stock bonus awards of 600 shares to our executive officers from the 2000 Plan. There are no options available for grant under the 1997 Stock Plan, the 1989 Stock Option Plan or the 1994 Non-Employee Directors’ Stock Option Plan. In December 2003, the Board approved an amendment to the 2000 Stock Plan to include a 1,000,000 increase in the number of shares reserved for issuance under the plan and instructed management to include a proposal on the ballot at its next annual shareholders meeting to approve the increase. As of December 31, 2003, options to purchase 1,467,870 shares of common stock were outstanding and 106,523 shares were available for future grant under the 2000 Stock Plan. In addition, as of December 31, 2003, options to purchase 1,000,000 shares of common stock had been granted, which are contingent on shareholder approval of the 1,000,000 shares increase in the number of shares reserved for issuance under the 2000 Stock Plan.

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

      The following tables show for the fiscal year ended December 31, 2003, certain information regarding options granted to, exercised by, and held at year-end by the Named Executive Officers:

Options Granted in Last Fiscal Year

	Individual Grants
					Potential Realizable
	Number	% Total			Value at Assumed
	of	Options			Annual Rates of Stock
	Securities	Granted to			Price Appreciation for
	Underlying	Employees	Exercise or		Option Term(2)
	Options	In Fiscal	Base Price	Expiration
Name	Granted	Year(1)	($/Sh)	Date	5%($)	10%($)

Dr. Emile Loria	500,000	58.75%	1.54000	09/08/13	484,249	1,227,182
Dr. Mark J. Newman	35,000	4.11%	1.54000	09/08/13	33,897	85,903
	15,000	1.76%	2.11000	11/07/13	19,905	50,442
Mr. Robert J. De Vaere	50,000	5.88%	1.54000	09/08/13	48,425	122,718
Dr. Robert W. Chesnut(3)	—	—	—	—	—	—
Mr. Michael R. McClurg(4)	—	—	—	—	—	—

(1)	Based on 851,000 options granted in 2003 under the 2000 Plan, including grants to executive officers.

(2)	The potential realizable value is calculated based on the terms of the option at its time of grant (10 years in the case of all options). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These amounts represent certain assumed rates of appreciation, in accordance with rules of the SEC, and do not reflect the Company’s estimate or projection of future stock price performance. Actual gains, if any, are dependent on the actual future performance of the Company’s Common Stock, and no gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.

(3)	Dr. Chesnut’s employment as our Executive Vice President, Research and Development terminated in September 2003.

(4)	Mr. McClurg’s employment as our Vice President, Business Development terminated in September 2003.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

      The following table sets forth summary information with respect to exercisable and unexercisable stock options held as of December 31, 2003 by each of the named executive officers. None of the named executive officers exercised options in fiscal year ended December 31, 2003. The value of the stock options is calculated using the fair market value of our common stock on December 31, 2003 ($1.81 per share) minus the exercise price of the options.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
			Options at December 31,		Options at December 31,
	Shares		2003		2003
	Acquired	Value
Name	on Exercise	Realized	Exercisable/Unexercisable		Exercisable/Unexercisable

Dr. Emile Loria	—	—	77,975/	422,025	$21,053/	$113,947
Dr. Robert W. Chesnut(1)	—	—	140,416/	140,416	—/	—
Dr. Mark J. Newman	—	—	156,600/	70,866	$84,553/	$7,976
Mr. Robert J. De Vaere	—	—	94,610/	85,390	$2,105/	$11,395
Mr. Michael R. McClurg	—	—	—/	—	—/	—

(1)	Dr. Chesnut’s employment as our Executive Vice President, Research and Development terminated in September 2003, at which time he signed a consent to amendment of his vested and outstanding incentive stock options, extending the post-termination exercise period and permitting him to exercise his options until September 5, 2004 pursuant to Sections 422(d) and 424(h) of the Internal Revenue Code of 1986.

Employment, Change of Control and Separation Agreements

      In May 2000, we entered into severance benefits agreements with Dr. Newman, Vice President, Research and Development, and Mr. Robert De Vaere, Vice President, Finance and Administration and Chief Financial Officer. In March 2001, the severance agreements with Dr. Newman and Mr. De Vaere were amended. Under the agreements, as amended, in the event Dr. Newman or Mr. De Vaere is terminated without cause within one year following a change of control of us, he shall receive a lump-sum payment equal to twelve months of his annual base salary, and all of his unvested stock options shall immediately vest and become exercisable.

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

      In addition, in January 2001, we sold Dr. Loria 1,056,301 shares of our common stock at the closing price of such common stock as reported by the Nasdaq National Market on the date of purchase, which was $2.50 per share. These shares vest in equal daily installments over the four-year period following the purchase date and we have a right to purchase any unvested shares at the purchase price paid by Dr. Loria in the event of termination of Dr. Loria’s service to us. Dr. Loria purchased the shares with a promissory note in the principal amount of $2,641,000, which is secured by a pledge of the shares. The note bears interest at the rate of 5.61% per year, compounded annually. In September 2003, Dr. Loria surrendered an aggregate of 963,740 shares of our common stock at the fair market value of $3.17 per share, in exchange for the prepayment of the outstanding principal and interest under the promissory note, a total of $3,055,000.

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

      In February 2004, we entered into an accelerated benefits agreement with Dr. Loria. Under the terms of the agreement, if Dr. Loria is terminated without cause or voluntarily resigns for good reason within one year following a change of control of Epimmune, then any stock options granted to him after December 9, 2003, which are unvested shall immediately vest and become exercisable.

      In January 2004, the Compensation Committee of our Board of Directors approved a 2004 bonus plan for the officers of the Company under which the officers would be eligible for bonuses for service to the Company contingent upon the Company reaching certain milestones in accordance with guidelines approved by the Compensation Committee.

Compensation Committee Interlocks and Insider Participation

      Mr. Greene, a member of the Compensation Committee, is Chairman of our Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

      The following table sets forth certain information as of December 31, 2003 regarding our equity compensation plans that were approved by our stockholders.

	(a)	(b)	(c)
Number of Securities
Remaining Available
		Weighted-average	for Issuance Under
	Number of Securities	Exercise Price of	Equity Compensation
	to be Issued Upon	Outstanding	Plans (Excluding
	Exercise of Options,	Options, Warrants	Securities Reflected
Name of Plan	Warrants and Rights	and Rights	in Column (a))

Equity compensation plans approved by security holders	1,997,452	$2.59	106,523
Total	1,997,452	$2.59	106,523

      The following table sets forth certain information regarding the ownership of our common stock as of February 15, 2004 by (i) each director and nominee; (ii) each of the executive officers named in the summary compensation table; (iii) all executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock:

	Beneficial Ownership(1)

	Number of	Percent of
Beneficial Owner	Shares	Shares

Pharmacia Corporation(2) 5200 Old Orchard Road Skokie, IL 60077	2,020,758	13.3%
Genencor International, Inc. 200 Meridian Centre Blvd. Rochester, NY 14618	1,342,324	9.9%
International Biotechnology Trust plc 71 Kingsway London, WC2B 6ST, England	1,267,992	9.4%

	Beneficial Ownership(1)

	Number of	Percent of
Beneficial Owner	Shares	Shares

RAM Trading Ltd. 2100 Enterprise Avenue Geneva, IL 60134	803,320	5.9%
Mr. Peter Allard Seaview, Chancery Lane Christ Church, Barbados, West Indies	770,773	5.7%
Dr. Robert W. Chesnut(3)(4)	327,050	2.4%
Dr. Emile Loria(4)(5)	243,140	1.8%
Dr. Mark J. Newman(4)	185,596	1.4%
Mr. Howard E. (“Ted”) Greene, Jr.(4)(6)	174,350	1.3%
Mr. Robert J. De Vaere(4)	173,035	1.3%
Dr. William T. Comer(4)	44,662	*
Mr. Michael Grey(4)	38,750	*
Dr. John P. McKearn(4)	22,500	*
Mr. Georges Hibon(4)	21,667	*
Mr. Michael R. McClurg(4)(7)	100	*
All executive officers and directors as a group (10 persons)(8)	1,230,850	8.4%

*	Less than one percent.

(1)	This table is based upon information supplied by officers, directors and principal stockholders and on any Schedules 13D or 13G filed with the Securities and Exchange Commission, or the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each stockholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentage ownership is based on 13,525,622 shares of Common Stock outstanding on February 15, 2004, as adjusted by the rules promulgated by the SEC.

(2)	Includes 1,703,298 shares of Common Stock issuable upon conversion of shares of Series S Preferred Stock and Series S-1 Preferred Stock held by Pharmacia Corporation, formerly G.D. Searle, provided that Pharmacia is not entitled to vote such shares to the extent that the total number of shares of voting capital stock held by Pharmacia and its affiliates would exceed 19.9%. Pharmacia owns 100% of the outstanding shares of the Series S Preferred Stock and Series S-1 Preferred Stock. The Series S Preferred Stock and Series S-1 Preferred Stock are convertible into Common Stock at any time.

(3)	Dr. Chesnut’s employment as our Executive Vice President, Research and Development terminated in September 2003, at which time he signed a consent to amendment of his vested and outstanding incentive stock options, extending the post-termination exercise period and permitting him to exercise his options until September 5, 2004 pursuant to Sections 422(d) and 424(h) of the Internal Revenue Code of 1986.

(4)	Includes shares, which certain executive officers and directors of the Company have the right to acquire within 60 days after February 15, 2004 pursuant to outstanding options, as follows:

Dr. Robert W. Chesnut, 140,416 shares;
Dr. William T. Comer, 43,748 shares;
Mr. Robert J. De Vaere, 167,679 shares;
Mr. Howard E. (“Ted”) Greene, Jr., 42,320 shares;
Mr. Michael G. Grey, 38,750 shares;
Mr. Georges Hibon, 21,667 shares;
Dr. Emile Loria, 150,479 shares;
Dr. John P. McKearn, 22,500 shares;
Dr. Mark J. Newman, 169,657 shares;
All executive officers and directors as a group, 797,216 shares.

(5)	Of the shares held by Dr. Loria, 65,280 shares were subject to a right of repurchase in favor of the Company as of February 15, 2004. Dr. Loria’s 65,280 shares vest ratably in equal daily installments until January 16, 2005, at which point all of Dr. Loria’s shares will be vested, provided Dr. Loria’s service to the Company is not terminated.

(6)	Includes 129,745 shares held in trust for the benefit of Mr. Greene and his wife and 2,285 shares held in trust for the benefit of Mr. Greene’s children. Mr. Greene is a trustee of both trusts. Mr. Greene acting as trustee has voting and investment power with respect to such shares and may be deemed to be the beneficial owner of such shares.

(7)	Mr. McClurg’s employment as our Vice President, Business Development terminated in September 2003.

(8)	Includes shares described in notes (3) through (6) above.

Item 13.	Certain Relationships and Related Transactions

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

      As of December 31, 2003, Genencor held approximately 10.0% of our common stock.

Item 14.	Principal Accountant Fees and Services

      The following table sets forth the aggregate fees billed or to be billed by Ernst & Young LLP to us for the fiscal year ended December 31, 2003:

	2003	2002

Audit Fees(1)	$127,000	$159,000
Audit Related Fees(2)	9,000	—
Tax Related Fees(3)	27,000	28,000
All Other Fees	—	—

	$163,000	$187,000

(1)	Audit fees relate to the audit of our consolidated financial statements, reviews of our consolidated financial statements included in our Form 10-Q’s for 2003, accounting consultations and review of documents filed with the SEC.

(2)	Audit related fees relate primarily to due diligence associated with a proposed business combination.

(3)	Tax related fees are for services related to tax compliance, tax advice and tax planning.

      All fees described above were approved in advance by our Audit Committee.

Pre-Approval Policies and Procedures

      Our Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by Ernst & Young. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of our Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of our Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

PART IV

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

(3)	Exhibits

      The response to this portion of Item 15 is submitted as Item 15(c).

(b)	Reports on Form 8-K

      Form 8-K filed on November 10, 2003 attaching a press release announcing our financial results for the third quarter ended September 30, 2003.

(c)	Listing of Exhibits

Exhibit
Number	Document Description

3.1	Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 2, 1991.(1)
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on April 2, 1993.
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 5, 1995.
3.4	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 5, 1995.
3.5	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 2, 1998.(5)
3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 2, 1998.(5)
3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 12, 1998.(6)
3.8	Certificate of Designations of the Series S and Series S-1 Preferred Stock filed with the Secretary of State of Delaware on June 29, 1999.(8)
3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 1, 1999.(8A)
3.10	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on September 23, 1999.(9)
3.11	Certificate of Decrease of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on September 23, 1999.(9)
3.12	Amended and Restated Bylaws of the Registration.(18)
3.13	Rights Agreement dated March 19, 1993 between Registrant and American Stock Transfer & Trust Company, as amended on June 29, 1999, February 15, 2000, July 9, 2001 and December 18, 2001.(18)
4.1	Reference is made to Exhibits 3.1 through 3.13.
4.2	Specimen certificate of the Common stock.(1)
10.1	Form of Indemnification Agreement entered into between Epimmune and its directors and officers.(1)(*)
10.2	Registrant’s 1989 Stock Plan, as amended through June 12, 1998 (the “1989 Plan”).(5)
10.3	Forms of Incentive Stock Option Agreement under the 1989 Plan.(1)
10.4	Form of Nonstatutory Stock Option Agreement under the 1989 Plan.(1)
10.5	Research Agreement, between Epimmune and The Scripps Research Institute, formerly Scripps Clinic and Research Foundation (“Scripps”), dated as of September 1, 1990, as amended August 5, 1991 (with certain confidential portions deleted).(1)(A)
10.6	License Agreement, between Epimmune and Scripps, dated as of September 23, 1991 (with certain confidential portions deleted).(1)(A)

Exhibit
Number	Document Description

10.7	Research and Option Agreement, between Epimmune and Scripps, dated October 1, 1991 (with certain confidential portions deleted).(1)(A)
10.8	Amendment to License Agreement between Epimmune and Scripps dated as of June 17, 1992 (with certain confidential portions deleted).(1)(B)
10.9	Registrant’s 1994 Non-Employee Directors’ Stock Option Plan, as amended through June 12, 1998.(5)(*)
10.10	Second Amendment to License Agreement between Epimmune and Scripps dated as of June 17, 1992 (with certain confidential portions deleted.(1)(B)
10.11	Directors’ Deferred Compensation Plan, effective as of March 17, 1995, as amended September 20, 1996 and July 13, 1999.(22)(*)
10.12	Lease Agreement between Epimmune Inc. and Nexus Equity LLC VIII, dated as of November 1, 1998, as amended February 1, 1999.(7)
10.13	Preferred Stock Exchange Agreement, dated July 1, 1999, by and between the Company and G.D. Searle & Co.(8)
10.14	Investor Rights Agreement, dated as of July 1, 1999, by and between the Company and G.D. Searle & Co.(8)
10.15	Form of Common Stock Purchase agreement dated February 15, 2000.(10)
10.16	Letter Agreement between Epimmune and Robert De Vaere dated May 4, 2000.(11)(*)
10.17	Letter Agreement between Epimmune and Mark Newman dated May 4, 2000.(11)(*)
10.18	Form of Common Stock Purchase Agreement dated October 16, 2000.(12)
10.19	Non-Exclusive License Agreement between Epimmune and Valentis, Inc., dated November 27, 2000 (with certain confidential portions deleted).(12)(C)
10.20	Letter Agreement between Epimmune and Dr. Emile Loria regarding employment terms dated January 16, 2001.(13)(*)
10.21	Form of Restricted Stock Purchase Agreement between Epimmune and Dr. Emile Loria dated January 16, 2001.(13)(*)
10.22	Amendment to Severance Benefits Agreement between Epimmune and Dr. Mark Newman dated March 8, 2001.(13)(*)
10.23	Amendment to Severance Benefits Agreement between Epimmune and Robert De Vaere dated March 8, 2001.(13)(*)
10.24	Non-exclusive License Agreement between Epimmune and Pharmexa A/S dated June 25, 2001 (with certain confidential portions deleted).(15)(D)
10.25	License Agreement between Epimmune and Genencor International Inc. dated July 9, 2001 (with certain confidential portions deleted).(15)(D)
10.26	Collaboration Agreement between Epimmune and Genencor International Inc. dated July 9, 2001 (with certain confidential portions deleted).(16)(E)
10.27	Securities Purchase Agreement between Epimmune and Genencor International Inc. dated July 9, 2001 (with certain confidential portions deleted).(16)(E)
10.28	Non-exclusive License Agreement between Epimmune and Biosite Incorporated dated August 17, 2001 (with certain confidential portions deleted).(16)(E)
10.29	Non-exclusive License Agreement between Epimmune and Anosys Inc. dated August 31, 2001 (with certain confidential portions deleted).(16)(E)
10.30	Non-exclusive License Agreement between Epimmune and Bavarian Nordic A/ S dated November 28, 2001 (with certain confidential portions deleted).(18)(F)
10.31	Form of Share Purchase Agreement dated December 18, 2001.(17)
10.32	2000 Stock Plan as amended.(18)(*)
10.33	2001 Employee Stock Purchase Plan.(14)(*)
10.34	Letter Agreement between Epimmune and Michael McClurg dated March 29, 2002.(19)(*)

Exhibit
Number	Document Description

10.35	Letter Agreement between Epimmune and Dr. John Fikes dated March 29, 2002.(19)(*)
10.36	Separation Agreement dated October 14, 2002 between Epimmune and Dr. Sette.(20)(*)
10.37	Material Transfer Agreement dated October 14, 2002 between Epimmune and Dr. Sette.(20)
10.38	First Amendment to the Collaboration Agreement dated October 16, 2002 between Epimmune and Genencor International, Inc.(21)(G)
10.39	First Amendment to the License Agreement dated October 16, 2002 between Epimmune and Genencor International, Inc.(22)
10.40	First Amendment to the Non-Exclusive License Agreement dated October 18, 2002 between Epimmune and Valentis, Inc.(22)(G)
10.41	Non-Exclusive License Agreement dated October 28, 2002 between Epimmune and Valentis, Inc.(22)(G)
10.42	Amendment to Letter Agreement between Epimmune and Dr. Emile Loria dated June 20, 2003.(23)(*)
10.43	Non-Exclusive License Agreement between Epimmune and Immuno-Designed Molecules dated July 7, 2003.(23)(H)
10.44	Form of Unit Purchase Agreement dated September 18, 2003.(24)
10.45	Form of Warrant to Purchase Common Stock dated September 18, 2003.(24)
10.46	Termination of Amendment to Letter Agreement between Epimmune and Dr. Emile Loria dated September 8, 2003.(25)(*)
10.47	Accelerated Benefits Agreement between Epimmune and Dr. Emile Loria dated February 27, 2004.(*)
14.1	Code of Business Conduct and Ethics dated December 9, 2003.
21.1	Subsidiaries of Epimmune.(I)
23.1	Consent of Ernst & Young, LLP, Independent Auditors.
25.1	Power of Attorney. Reference is made to the signature page of this report.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted)
32.1	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted)

*	Executive Compensation Plans and Arrangements

(1)	Incorporated by reference to the Company’s Form S-1 Registration Statement and Amendments thereto (File No. 33-43356).

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1992, filed on March 26, 1993.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, filed on March 22, 1996.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed on March 31, 1998.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 1998, filed on August 14, 1998.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 1998, filed on November 16, 1998.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, filed on April 15, 1999.

(8)	Incorporated by reference to the Company’s Form 8-K, filed on July 16, 1999.

(8A)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on Form DEF 14A on July 28, 1999.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 1999, filed on November 15, 1999.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1999, filed on March 17, 2000.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2000, filed on August 14, 2000.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, filed on March 29, 2001.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2001, filed on May 11, 2001.

(14)	Incorporated by reference to the Company’s Form S-8 filed on June 27, 2001 (File No. 333-63950).

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2001, filed on August 13, 2001.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2001, filed on November 14, 2001.

(17)	Incorporated by reference to the Company’s Form S-3, filed on January 10, 2002.

(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2001, filed on March 29, 2002.

(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2002, filed on May 13, 2002.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2002, filed on October 16, 2002.

(21)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed on October 24, 2002.

(22)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/ A, filed on November 6, 2002.

(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2003, filed on August 14, 2003.

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 19, 2003.

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2003, filed on November 10, 2003.

(A)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on November 21, 1991.

(B)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on May 15, 1996.

(C)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on July 5, 2001.

(D)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on September 4, 2001.

(E)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on January 29, 2002.

(F)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on May 14, 2002.

(G)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on November 5, 2002.

(H)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on October 22, 2003.

(I)	Previously filed.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 2004.

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

Signature	Title	Date

/s/ EMILE LORIA Emile Loria, M.D.	President (Principal Executive Officer), Chief Executive Officer and Director	March 30, 2004

/s/ ROBERT J. DE VAERE Robert J. De Vaere	Vice President, Finance and Administration Chief Financial Officer, Secretary (Principal Financial and Accounting Officer)	March 30, 2004

/s/ HOWARD E. GREENE, JR. Howard E. Greene, Jr.	Chairman of the Board and Director	March 30, 2004

/s/ WILLIAM T. COMER William T. Comer, Ph.D.	Director	March 30, 2004

/s/ MICHAEL G. GREY Michael G. Grey	Director	March 30, 2004

/s/ GEORGES HIBON Georges Hibon	Director	March 30, 2004

/s/ JOHN P. MCKEARN John P. McKearn, Ph.D.	Director	March 30, 2004

EPIMMUNE INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Epimmune Inc.

      We have audited the accompanying consolidated balance sheets of Epimmune Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Epimmune Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

San Diego, California

February 20, 2004,
except for the first paragraph of Note 7 and Note 11, as to which the date is
March 29, 2004

EPIMMUNE INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$6,416,000	$9,745,000
Accounts Receivable	1,012,000	516,000
Prepaids and other current assets	186,000	192,000

Total current assets	7,614,000	10,453,000
Restricted cash	472,000	472,000
Property and equipment, net	1,145,000	1,363,000
Patents, net	3,462,000	3,240,000

	$12,693,000	$15,528,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,446,000	$1,336,000
Deferred contract revenues	1,151,000	1,114,000
Accrued payroll and related expenses	173,000	252,000
Current portion of notes payable	—	43,000

Total current liabilities	2,770,000	2,745,000
Deferred rent	212,000	197,000
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, 1,409,288 shares issued and outstanding at December 31, 2003 and 2002. Liquidation preference of $10,000,000 at December 31, 2003 and 2002	14,000	14,000
Common stock, $.01 par value, 25,000,000 shares authorized at December 31, 2003 and 2002; 13,490,618 and 12,153,462 shares issued and outstanding at December 31, 2003 and 2002, respectively	135,000	122,000
Additional paid-in capital	167,537,000	166,454,000
Note receivable from employee	—	(2,932,000)
Deferred compensation	(50,000)	(203,000)
Accumulated deficit	(157,925,000)	(150,869,000)

Total stockholders’ equity	9,711,000	12,586,000

	$12,693,000	$15,528,000

See accompanying notes.

EPIMMUNE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

Revenues:
Research grants and contract revenue	$2,521,000	$1,899,000	$1,831,000
License fees and milestones	1,118,000	487,000	3,750,000
Related party revenue	3,519,000	4,684,000	2,585,000

Total revenues	7,158,000	7,070,000	8,166,000
Costs and expenses:
Research and development	10,495,000	11,257,000	7,870,000
General and administrative	3,567,000	2,887,000	3,363,000
Restructuring costs	336,000	—	—

Total costs and expenses	14,398,000	14,144,000	11,233,000

Loss from operations	(7,240,000)	(7,074,000)	(3,067,000)
Interest income, net	191,000	587,000	424,000
Other (expense) income, net	(7,000)	(13,000)	(1,000)

Net loss	$(7,056,000)	$(6,500,000)	$(2,644,000)

Net loss per share-basic and diluted	$(0.58)	$(0.57)	$(0.31)

Shares used in computing net loss per share-basic and diluted	12,238,745	11,446,387	8,533,968

See accompanying notes.

EPIMMUNE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Years Ended December 31, 2003

						Note
	Preferred Stock		Common Stock		Additional	Receivable
					Paid-in	from	Deferred
	Shares	Amount	Shares	Amount	Capital	Employee	Compensation

Balance at December 31, 2000	1,409,288	$14,000	7,847,343	$78,000	$153,726,000	$—	$(6,000)
Exercise of stock options	—	—	27,753	—	11,000	—	—
Repurchase of restricted stock	—	—	(20,041)	—	(3,000)	—	—
Issuance of common stock for cash, net of issuance costs of $61,000	—	—	2,000,000	20,000	4,919,000	—	—
Issuance of common stock in connection with collaboration agreement	—	—	1,154,797	12,000	4,618,000	—	—
Issuance of common stock for the employee stock purchase plan	—	—	28,604	—	73,000	—	—
Issuance of restricted stock for note	—	—	1,056,301	11,000	2,630,000	(2,641,000)	—
Deferred compensation in connection with the issuance of stock options to employees	—	—	—	—	785,000	—	(785,000)
Amortization of deferred compensation	—	—	—	—	—	—	222,000
Deferred compensation related to consultant stock options	—	—	—	—	13,000	—	—
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance at December 31, 2001	1,409,288	14,000	12,094,757	121,000	166,772,000	(2,641,000)	(569,000)
Issuance costs related to private placement	—	—	—	—	(14,000)	—	—
Exercise of stock options	—	—	14,764	—	4,000	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	43,341	1,000	59,000	—	—
Issuance of common stock in connection with stock bonus award	—	—	600	—	1,000	—	—
Interest on note receivable from employee	—	—	—	—	—	(291,000)	—
Deferred compensation in connection with the issuance of stock options to employees	—	—	—	—	(395,000)	—	267,000
Amortization of deferred compensation	—	—	—	—	—	—	99,000
Deferred compensation related to consultant stock options	—	—	—	—	27,000	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—
Net loss	—	—	—	—	—

Balance at December 31, 2002	1,409,288	14,000	12,153,462	122,000	166,454,000	(2,932,000)	(203,000)
Issuance of common stock in connection with employee stock purchase plan	—	—	69,300	1,000	55,000	—	—
Exercise of stock options	—	—	62,635	—	61,000	—	—
Issuance of common stock in connection with private placement (net)	—	—	2,168,961	22,000	3,588,000	—	—
Amortization of deferred compensation related to note on restricted stock	—	—	—	—	—	—	66,000
Interest on note receivable from employee	—	—	—	—	—	(123,000)	—
Retirement of common stock in connection with restricted stock buyback	—	—	(963,740)	(10,000)	(2,400,000)	3,055,000	—
Reversal of deferred compensation related to restricted stock buyback	—	—	—	—	(75,000)	—	75,000
Deferred compensation related to restricted stock vesting	—	—	—	—	—	—	12,000
Net reclass of vested shares from liability to equity	—	—	—	—	(186,000)	—	—
Deferred compensation related to consultant stock options	—	—	—	—	34,000	—	—
Stock based compensation related to force reduction	—	—	—	—	6,000	—	—
Net loss	—	—	—	—	—

Balance at December 31, 2003	1,409,288	$14,000	13,490,618	$135,000	$167,537,000	$—	$(50,000)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Other	Total	Other
	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Deficit	Income	Equity	Loss

Balance at December 31, 2000	$(141,725,000)	$4,000	$12,091,000	$(4,676,000)

Exercise of stock options	—	—	11,000
Repurchase of restricted stock	—	—	(3,000)
Issuance of common stock for cash, net of issuance costs of $61,000	—	—	4,939,000
Issuance of common stock in connection with collaboration agreement	—	—	4,630,000
Issuance of common stock for the employee stock purchase plan	—	—	73,000
Issuance of restricted stock for note	—	—	—
Deferred compensation in connection with the issuance of stock options to employees	—	—	—
Amortization of deferred compensation	—	—	222,000
Deferred compensation related to consultant stock options	—	—	13,000
Unrealized gains on available-for-sale securities	—	19,000	19,000	19,000
Net loss	(2,644,000)	—	(2,644,000)	(2,644,000)

Balance at December 31, 2001	(144,369,000)	23,000	19,351,000	$(2,625,000)

Issuance costs related to private placement	—	—	(14,000)
Exercise of stock options	—	—	4,000
Issuance of common stock in connection with employee stock purchase plan	—	—	60,000
Issuance of common stock in connection with stock bonus award	—	—	1,000
Interest on note receivable from employee	—	—	(291,000)
Deferred compensation in connection with the issuance of stock options to employees	—	—	(128,000)
Amortization of deferred compensation	—	—	99,000
Deferred compensation related to consultant stock options	—	—	27,000
Unrealized loss on available-for-sale securities	—	(23,000)	(23,000)	(23,000)
Net loss	(6,500,000)	—	(6,500,000)	(6,500,000)

Balance at December 31, 2002	(150,869,000)	—	12,586,000	$(6,523,000)

Issuance of common stock in connection with employee stock purchase plan	—	—	56,000
Exercise of stock options	—	—	61,000
Issuance of common stock in connection with private placement (net)	—	—	3,610,000
Amortization of deferred compensation related to note on restricted stock	—	—	66,000
Interest on note receivable from employee	—	—	(123,000)
Retirement of common stock in connection with restricted stock buyback	—	—	645,000
Reversal of deferred compensation related to restricted stock buyback	—	—	—
Deferred compensation related to restricted stock vesting	—	—	12,000
Net reclass of vested shares from liability to equity	—	—	(186,000)
Deferred compensation related to consultant stock options	—	—	34,000
Stock based compensation related to force reduction	—	—	6,000
Net loss	(7,056,000)	—	(7,056,000)	(7,056,000)

Balance at December 31, 2003	$(157,925,000)	$—	$9,711,000	$(7,056,000)

See accompanying notes.

EPIMMUNE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

Operating activities
Net loss	$(7,056,000)	$(6,500,000)	$(2,644,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	866,000	777,000	578,000
Stock based compensation	764,000	(1,000)	235,000
Deferred rent	15,000	31,000	47,000
Write-off of abandoned patents	76,000	232,000	625,000
Interest on note held by stock holder	(123,000)	(291,000)	—
Loss on disposal of assets	2,000	3,000	—
Changes in operating assets and liabilities:
Prepaids and other current assets	(490,000)	(1,000)	(200,000)
Accounts payable and accrued liabilities	(76,000)	(140,000)	471,000
Deferred revenue	37,000	(1,194,000)	2,079,000
Accrued payroll and related expense	(79,000)	30,000	(19,000)

Net cash (used in) provided by operating activities	(6,064,000)	(7,054,000)	1,172,000
Investing activities
Purchases of property and equipment	(131,000)	(735,000)	(293,000)
Patents	(817,000)	(1,183,000)	(682,000)
Purchases of available-for-sale securities	—	(1,614,000)	(7,626,000)
Maturities of available-for-sale securities	—	12,588,000	2,059,000
Construction in progress	—	—	(10,000)

Net cash (used in) provided by investing activities	(948,000)	9,056,000	(6,552,000)
Financing activities
Principal payments under equipment notes payable and note payable to bank	(43,000)	(345,000)	(413,000)
Net proceeds from issuance of common stock	3,726,000	50,000	9,650,000

Net cash provided by (used in) financing activities	3,683,000	(295,000)	9,237,000

(Decrease) increase in cash and cash equivalents	(3,329,000)	1,707,000	3,857,000
Cash and cash equivalents at beginning of year	9,745,000	8,038,000	4,181,000

Cash and cash equivalents at end of year	$6,416,000	$9,745,000	$8,038,000

Supplemental disclosure of cash flow information
Interest paid	$5,000	$22,000	$59,000

Supplemental disclosure of non-cash investing and financing activities
Unrealized (losses) gains on available-for-sale securities	$—	$23,000	$19,000

Sale of restricted common stock for stockholder note receivable	$—	$—	$2,641,000

Return of common stock in connection with restricted stock buyback	$2,410,000	$—	$—

See accompanying notes.

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

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

Basis of Presentation

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2003, the Company has an accumulated deficit of $157.9 million. Successful completion of the Company’s transition to commercialization and to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure and, if necessary, obtaining additional financing and/or reducing expenditures. With existing cash and interest earned thereon, along with receipts from existing contracts, the Company expects to be able to maintain its current level of operations through 2004 and into the second quarter of 2005, based on anticipated expenditures.

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

Short-term Investments

      The Company has classified its investments as available-for-sale and accordingly carries them at fair value. Unrealized holding gains or losses on these securities are included in comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are also included in interest income. The cost of securities sold is based on the specific-identification method. At December 31, 2003, the Company had no short-term investments in its portfolio.

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

Patent Costs

      Patent costs are amortized on a straight-line basis over ten years. The patent costs are shown net of accumulated amortization of $1,553,000 and $1,166,000 at December 31, 2003 and 2002, respectively.

Impairment of Long-lived Assets

      If indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company values the assets at fair value.

Research Grants and Contract Revenue

      Research grants and contract revenue represent research and development revenues primarily from the National Institutes of Health. Revenues from grants are recognized on a percentage-of-completion basis as related costs are incurred.

License Revenues and Expenses

      The Company recognizes revenues pursuant to Staff Accounting Bulletin No. 101, “Revenue Recognition.” Collaboration revenues are earned and recognized as research costs are incurred in accordance with the provisions of each agreement. License fees are earned and recognized in accordance with the provisions of each agreement. Upfront license fees for perpetual licenses where the Company has no performance obligations are recognized when received. License fees with ongoing involvement or performance obligations are recognized over the term of the agreement. For example, in connection with the Company’s collaboration with Genencor, because the Company received an upfront license fee, it is being amortized into revenue over the collaboration term. Fees paid to initiate research projects are deferred and recognized over the project period. Milestone payments are recognized as revenue upon the completion of the milestone when the milestone event was substantive, its achievability was not reasonably assured at inception and the Company’s performance obligations after milestone achievement will continue to be funded at a comparable level before the milestone achievement. The Company defers revenue recognition until performance obligations have been completed and collectibility is reasonably assured.

      Research and development costs are expensed as incurred. Expenses under research grants and contracts, which are included in research and development and for which the Company is reimbursed, were approximately $5.2 million, $5.1 million and $4.3 million for 2003, 2002 and 2001, respectively.

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

      The following table presents the calculation of net loss per share:

	Years Ended December 31,

	2003	2002	2001

Net loss applicable to common stockholders	$(7,056,000)	$(6,500,000)	$(2,644,000)

Weighted average shares used in computing net loss per share, basic and diluted	12,238,745	11,446,387	8,533,968

Net loss per common share, basic and diluted	$(0.58)	$(0.57)	$(0.31)

      The Company has excluded all preferred stock, outstanding stock options and warrants, and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share, prior to the application of the treasury stock method for options and warrants, was 4,572,195, 4,078,664, and 4,197,277 for the years ended December 31, 2003, 2002, and 2001, respectively.

Accounting for Stock-based Compensation

      The Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation” requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      Deferred compensation for options granted to non-employees has been determined in accordance with SFAS No. 123 and Emerging Issues Task Force No. 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted to non-employees are periodically re-measured as the underlying options vest.

      Adjusted pro forma information regarding net income or loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair-value method of that Statement. The fair value for these options was estimated at the date of grant using the “Black-Scholes” method for option pricing with the following weighted average assumptions for 2003, 2002, and 2001: risk-free interest rates of 4.5%, 6% and 6%, respectively; dividend yield of 0 for all periods; and a weighted average expected life for all options of six years. The volatility factor assumptions of the expected market price of the Company’s common stock were 112%, 135%, and 139% for 2003, 2002, and 2001, respectively.

      For purposes of adjusted pro forma disclosures, the estimated fair value of the option is amortized to expense over the option’s vesting period. The effect of applying SFAS No. 123 for pro forma information is not likely to be representative of the effects on pro forma income (loss) in future years.

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies — (Continued)

      The Company’s adjusted pro forma information is as follows:

	2003	2002	2001

Pro forma net loss	$(7,807,000)	$(7,258,000)	$(3,391,000)
Pro forma net loss per share	$(0.64)	$(0.63)	$(0.40)

Comprehensive Income

      The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130, which provides rules for the reporting and display of comprehensive income (loss) and its components. The Company has disclosed its comprehensive income (loss) in the statement of stockholders’ equity.

Restructuring Charges

      On September 3, 2003, the Company announced a reduction of its work force aimed at focusing the Company’s efforts on its most advanced clinical programs and its sponsored and partnered programs. The Company reduced its research and administrative staff by 11 individuals or 23%, which resulted in a one-time restructuring charge of approximately $336,000 in the third quarter ended September 30, 2003. As of December 31, 2003, the Company had made payments of $336,000 related to the work force reduction and no balances were included in accounts payables or accrued liabilities.

Non-recurring Charges

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

Recently Issued Accounting Standards

      In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. This statement supercedes Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability is recognized at the date an entity commits to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be effective for any exit and disposal activities initiated after December 31, 2002. The Company adopted these provisions during 2003 and accounted for its work force reduction in September 2003 based on the provisions of SFAS No. 146.

      In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123”. This statement amends SFAS No. 123 “Accounting for Stock Based Compensation” to provide alternative methods of voluntarily

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies — (Continued)

transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions are effective for the Company beginning with its year ended December 31, 2002. The Company elected to continue to follow the provisions of APB 25 in accounting for stock based compensation.

      In November 2002, the EITF reached consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of EITF Issue No. 00-21 will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. The adoption of EITF Issue No. 00-21 had no impact on the Company’s financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how we classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that we classify a financial instrument within its scope as a liability. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements.” The remaining provisions of this Statement are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no material impact on our financial position or results of operations.

2.	Short-term Investments

      The Company did not hold any short-term investments at December 31, 2003 or 2002.

      The gross realized gains and losses on sales of available-for-sale securities, which are included in investment income, are as follows:

	Year Ended December 31,

	2003	2002	2001

Gross gains	$—	$—	$2,000
Gross losses	—	(18,000)	—

Total net realized (loss) gains	$—	$(18,000)	$2,000

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Balance Sheet Information

      Prepaids and other current assets consist of the following:

	December 31,

	2003	2002

Prepaid expenses	$181,000	$181,000
Investment interest receivable	5,000	11,000

	$186,000	$192,000

      Property and equipment consist of the following:

	December 31,

	2003	2002

Furniture and equipment	$1,960,000	$1,869,000
Leasehold improvements	473,000	455,000

	2,433,000	2,324,000
Less accumulated depreciation and amortization	(1,288,000)	(961,000)

	$1,145,000	$1,363,000

      Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $346,000, $354,000 and $286,000, respectively.

      Accounts payable and accrued liabilities consist of the following:

	December 31,

	2003	2002

Trade accounts payable and accrued liabilities	$1,213,000	$1,272,000
Directors deferred compensation	233,000	64,000

	$1,446,000	$1,336,000

4.	Stockholders’ Equity

Preferred Stock

      As of December 31, 2003, the Company had 10,000,000 preferred shares authorized and 859,666 shares of Series S Preferred and 549,622 shares of Series S-1 Preferred issued and outstanding. The Series S and Series S-1 Preferred is convertible into common stock at the option of the holder or will automatically convert upon the closing of a financing in which the Company receives gross proceeds of at least $15,000,000. The number of common shares into which such Series S and Series S-1 Preferred will convert is determined by dividing the original issue price by the then conversion price. The conversion price of the Series S Preferred is adjusted for any sales of securities below the then conversion price while the Series S-1 Preferred conversion price is fixed. As of December 31, 2003, the Series S Preferred conversion price was $5.2875 and the Series S-1 Preferred conversion price was $7.0958. As of December 31, 2003, the Series S Preferred would convert into 1,153,676 shares of common stock and the Series S-1 Preferred would convert into 549,622 shares of common stock. The Company cannot pay dividends on any common stock if any of the Series S or Series S-1 Preferred stock is outstanding unless such dividend is also paid on the Preferred stock on an as-converted basis. The Series S and Series S-1 Preferred shares have a liquidation preference over the common stock of the Company, which was equal to $10,000,000 at December 31, 2003.

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Stockholders’ Equity — (Continued)

Common Stock

      In September 2003, the Company completed a private placement of 2,168,961 shares of common stock and warrants to purchase up to 542,238 shares of common stock to selected institutional and accredited investors, including current shareholders, for a total purchase price of $4.05 million. The Company received net proceeds of $3.6 million. The purchase price of each security, which was the combination of one share of common stock and a warrant to purchase 25% of one share of common stock, was priced at the market value of $1.86725, which was the sum of the average of the closing bid price of Epimmune common stock as quoted on the Nasdaq National Market for the five days up to and including September 17, 2003, and $0.03125, the imputed value of a warrant to purchase 25% of one share of common stock. In addition, we issued warrants to purchase an aggregate of 250,000 shares of our common stock to a placement agent for services rendered in connection with the private placement. Each warrant, including the warrant issued to the placement agent, has a three-year term and an exercise price equal to 125% of $1.86725 or $2.33406 per share. The Company filed a registration statement to permit registered resales of the common stock and the common stock issuable upon exercise of the warrants sold in the transaction. The registration statement was declared effective on October 21, 2003

Stock Warrants

      In May 2000, the Company issued warrants to purchase 4,960 shares of its common stock with an exercise price of $1.875 to former officers of Cytel. The warrants were issued in connection with severance agreements and were recorded at their fair value on the date of grant. The expense associated with the issuance of the warrants was included as part of the restructuring charge. The warrants issued in May 2000 will expire May 2004.

      In September 2003, the Company issued warrants to purchase 542,238 shares of common stock in connection with its private placement to selected institutional and accredited investors. Each warrant was priced at $0.03125, the imputed value of a warrant to purchase 25% of one share of common stock. In addition, we issued warrants to purchase an aggregate of 250,000 shares of our common stock to a placement agent for services rendered in connection with the private placement. Each warrant, including the warrant issued to the placement agent, has a three-year term and an exercise price equal to 125% of $1.86725 or $2.33406 per share.

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

      In March 2001, the Company reserved 300,000 shares of common stock upon the adoption of the Employee Stock Purchase Plan (the “Purchase Plan”) whereby employees, at their option, could purchase annually up to 5,000 shares of Epimmune common stock through payroll deductions at the lower of 85% of the fair market value on the plan offering date or 85% of the fair market value of the common stock at the purchase date. As of December 31, 2003, 141,245 shares of common stock had been issued under the Purchase Plan.

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Stockholders’ Equity — (Continued)

Directors’ Deferred Compensation Plan

      Under the Directors’ Deferred Compensation Plan, participating directors may elect on an annual basis, to defer all of their cash compensation, for service on the Company’s Board, in a deferred compensation account pursuant to which the deferred fees are credited in the form of share units having a value equal to shares of the Company’s common stock (“Share Units”), based on the market price of the stock at the time the deferred fees are earned. The Company will continue to credit Share Units to the participants’ deferred compensation accounts on a quarterly basis. When a participant ceases serving as a director, the participant shall be entitled to receive the value of his or her account either in a single lump-sum payment or in equal annual installments, as determined by the Company in its sole discretion. No participant entitled to receive a payment of benefits shall receive payment in the form of the Company’s common stock. For the years ended December 31, 2003, 2002 and 2001 the Company recorded an (expense) benefit of ($169,000), $68,000 and ($72,000), respectively, related to the Directors’ Deferred Compensation Plan.

Stock Plans

1989 Stock Plan

      In November 1989, the Company adopted a Stock Plan (the “1989 Plan”), under which options may be granted to employees, directors, consultants or advisors. The 1989 Plan provided for the grant of both incentive stock options and nonstatutory stock options. The exercise price of an incentive stock option is not less than the fair market value of the common stock on the date of grant. The exercise price of nonstatutory options is not less than 85% of the fair market value of the common stock on the date of grant. No options granted under the 1989 Plan have a term in excess of ten years from the date of grant. Shares and options issued under the 1989 Plan vest over varying periods of one to six years. Effective June 9, 2000 with the approval of the Company’s 2000 Plan, the 1989 Plan was discontinued resulting in cancellation of remaining available shares, and any shares granted under the 1989 Plan that in the future are cancelled or expire will not be available for re-grant. As of December 31, 2003, options to purchase 375,369 shares of common stock were outstanding under the 1989 Plan.

1997 Stock Plan

      In December 1997, the Company adopted a Stock Plan (the “1997 Plan”), under which options were granted to employees, directors, and consultants of the Company. The 1997 Plan provided for the grant of both incentive stock options and nonstatutory stock options. The exercise price of an incentive stock option was not less than the fair market value of the common stock on the date of grant. The exercise price of nonstatutory options was not less than 85% of the fair market value of the common stock on the date of grant. No options granted under the 1997 Plan have a term in excess of ten years from the date of grant. Options issued under the 1997 Plan vest over varying periods of one to four years. Options that terminate will not be available for future grant. As of December 31, 2003, options to purchase 154,213 shares of common stock were outstanding under the 1997 Plan.

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

have a term in excess of ten years from the date of grant. Options issued under the 2000 Stock Plan may vest over varying periods of up to four years. In December 2001 the Board amended, and the Epimmune stockholders subsequently approved, the 2000 Plan to include a 500,000 increase in the number of shares reserved for issuance under the 2000 Stock Plan to a total of one million two hundred thousand (1,200,000) shares. On December 16, 2002 the Company granted stock bonus awards of 600 shares to its executive officers from the 2000 Plan. In June 2003 the Board amended, and the Epimmune stockholders subsequently approved, the 2000 Plan to include a 400,000 increase in the number of shares reserved for issuance under the 2000 Stock Plan to a total of one million six hundred thousand (1,600,000) shares. In December 2003, the Board approved an amendment to the 2000 Stock Plan to include a 1,000,000 increase in the number of shares reserved for issuance under the plan and instructed management to include a proposal on the ballot at its next annual shareholders meeting to approve the increase. As of December 31, 2003, options to purchase 1,467,870 shares of common stock were outstanding and 106,523 shares were available for future grant under the 2000 Stock Plan. In addition, as of December 31, 2003, options to purchase 1,000,000 shares of common stock had been granted , which are contingent on shareholder approval of the 1,000,000 shares increase in the number of shares reserved for issuance under the 2000 Stock Plan.

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

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Stockholders’ Equity — (Continued)

      The following table summarizes stock option activity under all stock option plans for the three years ended December 31, 2003:

		Weighted
	Shares	Average Price

Balance at December 31, 2000	1,015,032	$5.10
Granted	786,000	$2.65
Exercised	(27,753)	$0.40
Cancelled	(233,665)	$4.21

Balance at December 31, 2001	1,539,614	$4.07
Granted	194,520	$2.03
Exercised	(15,364)	$0.28
Cancelled	(33,874)	$4.74

Balance at December 31, 2002	1,684,896	$3.86
Granted	851,000	$1.57
Exercised	(62,635)	$0.97
Cancelled	(475,809)	$5.47

Balance at December 31, 2003	1,997,452	$2.59

      The following is a summary of the options outstanding under all of the Company’s stock option plans as of December 31, 2003:

					Weighted
		Weighted			Average
		Average	Weighted		Exercise Price
	Options	Remaining Life	Average	Options	of Options
Range of Exercise Prices	Outstanding	in Years	Exercise Price	Exercisable	Exercisable

$ 0.16	66,724	3.96	$0.16	66,724	$0.16
$ 0.48	87,489	4.99	0.48	87,489	0.48
$ 1.35 - $ 3.37	1,615,872	8.39	2.13	801,500	2.54
$ 3.75 - $ 6.00	175,500	6.11	5.01	165,014	4.97
$10.50 - $16.25	40,251	4.63	11.31	40,112	11.31
$18.82 - $42.88	11,616	1.18	29.84	11,616	29.84

Total	1,997,452			1,172,455

Weighted averages		7.78	$2.59		$3.16

      The weighted average fair value of options granted during 2003, 2002 and 2001 was $1.51, $1.87 and $2.47, respectively.

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

the common stock of an acquirer at a 50% discount. Under certain conditions, the Rights may be redeemed by the Board of Directors at a price of $.01 per Right. The Rights have no voting privileges and are attached to and automatically trade with the Company’s common stock. The Rights expired on March 19, 2003.

      On January 16, 2001, the Company entered into an employment agreement with Dr. Emile Loria for the position of President and Chief Executive Officer. Dr. Loria was elected to the Company’s Board of Directors. Also on January 16, 2001, the Company entered into a Restricted Stock Purchase agreement with Dr. Loria for the purchase of 1,056,301 common shares at $2.50 per share. The shares vest daily over a four-year period and unvested shares are subject to a repurchase option in favor of the Company. A promissory note with an interest rate of 5.61% was issued for the purchase price of the shares. In September 2003, Dr. Loria surrendered an aggregate of 963,740 shares of our common stock at the fair market value of $3.17 per share, in exchange for the prepayment of the outstanding principal and interest under the promissory note, a total of $3,055,000. At the time of the transaction, the Company included $231,000 associated with the remaining 92,561 unvested shares in accrued liabilities as the Company has a repurchase option on the unvested shares at the original exercise price. As the remaining 92,561 unvested shares vest between September 29, 2003 and January 15, 2005, the liability will be reclassed into equity in equal installments. At December 31, 2003, 74,247 shares were unvested and subject to the repurchase option.

      In connection with the prepayment of the note, the Company recorded a non-cash, stock-based compensation charge of approximately $645,000 in the third quarter of 2003 based on the difference between the fair market price on September 29, 2003 and the exercise price of the shares surrendered by Dr. Loria. The Company also accrued an additional $62,000 in non-cash, stock-based compensation charges associated with the 92,561 remaining unvested shares, which it will amortize to expense as the unvested shares vest between September 29, 2003 and January 15, 2005. The Company had approximately $50,000 of accrued deferred compensation at December 31, 2003.

      Prior to the prepayment of the promissory note, the Company recorded monthly compensation expense related to the shares sold to Dr. Loria based on the provisions of EITF 95-16, “Accounting for Stock Compensation Arrangements with Employer Loan features under APB 25.” For the years ended December 31, 2003, 2002 and 2001, the Company recorded a charge of $66,000, a benefit of $127,000 and a charge of $127,000 of compensation expense respectively.

      The Company also recorded compensation expense related to the below market interest rate the promissory note bears. For the years ended December 31, 2003 and 2002, the Company recorded $66,000 and $99,000 of compensation expense related to the note respectively. In addition, the Company had $50,000 and $203,000 of accrued, deferred compensation expense for the years ended December 31, 2003 and 2002 respectively.

Shares Reserved for Future Issuance

      The following shares of common stock are reserved for future issuance at December 31, 2003:

Options granted and outstanding	1,997,452
Options authorized for future grants	106,523
Employee stock purchase plan for future purchases	158,755
Stock warrants	797,198
Stock acquisition rights under existing agreements	1,000,000
Conversion of preferred stock	1,703,298

5,763,226

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Equipment Loans and Notes Payable

      In August 1998, Epimmune entered into a $1,150,000 loan and security agreement, as amended for capital equipment purchases and certain tenant improvements. These funds were used primarily for enhancement and upgrades of our scientific information management systems databases. Total cumulative advances drawn under the credit line totaled $1,032,000 at December 31, 2003 and 2002. The capital equipment financed collateralizes all borrowings. The line of credit was paid in-full in March 2003.

      Equipment loans and notes payable consist of the following:

	December 31,

	2003	2002

Equipment loan payable in monthly installments of principal and interest of $14,600, at 9.44% interest, due March 2003	$—	$43,000

	$—	$43,000

6.	Commitments

      The Company leases its office and research facility under an operating lease that expires in March 2009. Under this operating lease, the Company pays taxes, insurance and maintenance expenses related to the premises. Epimmune’s facility lease requires a letter of credit of $472,000 to secure the performance of the Company’s lease obligation and is reflected as restricted cash. Rent expense was $582,000 for each the years ended December 31, 2003, 2002 and 2001.

      Future minimum lease payments under operating leases at December 31, 2003 are as follows:

Operating
Year	Leases

2004	$585,000
2005	602,000
2006	620,000
2007	639,000
2008	658,000
Thereafter	166,000

Total minimum lease payments	$3,270,000

7.	Revenues Under Collaborative Research and Development Agreements

Genencor International, Inc.

      In July 2001, the Company entered into a collaboration with Genencor International, Inc. for vaccines to treat or prevent hepatitis B virus, hepatitis C virus and human papilloma virus. Pursuant to the agreement, Epimmune exclusively licensed to Genencor its PADRE and epitope technologies for vaccines to treat or prevent hepatitis B, hepatitis C and human papilloma virus. In connection with this collaboration, the Company received an upfront license fee, which is being amortized over the collaboration term. In addition, Genencor made an initial ten percent equity investment in Epimmune common stock at a premium to the market price. Under the agreement with Genencor, the Company may receive a total of approximately $60 million in payments, including the initial equity investment but excluding royalties. In January 2002, Epimmune received a payment from Genencor for achievement of the first milestone, identification of a product candidate to treat chronic hepatitis B infection. In February 2004, the Company announced it had earned a milestone payment from Genencor as a result of Genencor filing an IND for a vaccine to Hepatitis B.

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Revenues Under Collaborative Research and Development Agreements — (Continued)

The milestone payments were recognized as revenue when received. The collaboration revenues are being recognized as incurred. In addition, Genencor fully funds Epimmune’s research in these specific indications and is obligated to pay the Company royalties on sales of any products that may be developed under the collaboration. The initial collaboration had a term through September 2003, and in October 2002, was extended to September 2004. In March 2004, Genencor assigned its rights under the collaboration to Innogenetics NV. In connection with the assignment by Genencor, the Company extended the collaboration term with Innogenetics through September 2005. In addition, Genencor agreed not to sell or otherwise dispose of any of the Company’s common stock it held, without the Company’s prior approval, for a minimum of twelve months. Innogenetics has the right to terminate the collaboration early, upon three months written notice, if Epimmune breaches its obligations under the collaboration agreement or upon certain force majeure events. All revenues from Genencor are included in related party revenue.

Bavarian Nordic A/ S

      In November 2001, the Company entered into a collaboration agreement with Bavarian Nordic A/ S to combine its technology and expertise in the fields of T cell epitope identification and vaccine design with Bavarian Nordic’s vaccine delivery technology and manufacturing expertise to develop vaccines for the treatment or prevention of HIV infection. The Company did not record revenue on Bavarian Nordic for the years ended December 31, 2003 and 2002.

Beckman Coulter, Inc.

      In January 2003, the Company entered into an option and license agreement with Beckman Coulter, Inc. under which Beckman Coulter may acquire a non-exclusive, worldwide license to certain Epimmune epitopes on an epitope-by-epitope basis for certain infectious diseases and cancer indications. Beckman Coulter may use these epitopes for research and diagnostic applications in connection with their MHC Tetramer and other immune response monitoring technologies. Under the terms of the agreement, the Company is entitled to annual option fees, which are being amortized into revenue over the term of the agreement. In the event that Beckman Coulter exercises its option to acquire a license to any specific epitope, the Company will be entitled to additional license fees for each epitope and royalties on product sales in the event any products are commercialized using our technology

Merck & Co., Inc.

      In April 2003, the Company entered into an agreement with Merck & Co., Inc. under which Merck will evaluate select Epimmune epitopes in connection with technology controlled by Merck for the development of certain vaccines. Under the terms of the agreement, the Company will provide Merck a limited number of its proprietary analog, or modified, epitopes, which will then be evaluated in connection with delivery technologies owned or controlled by Merck to determine the activity of the Epimmune epitopes. The Company received an evaluation license fee in connection with the agreement, which is being amortized into revenue over the term of the agreement. Merck has an option to enter into licensing discussions with the Company for the development of the Epimmune epitopes for use in vaccines for the treatment of certain diseases.

Pharmexa A/ S

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

Anosys Inc.

      In August 2001, the Company entered into a license agreement with Anosys Inc., formerly AP Cells, granting Anosys a non-exclusive license to certain cancer antigens and associated technology for use in ex vivo cell therapy. In connection with the agreement, the Company received an upfront license fee, which was recognized as revenue during 2001, as the Company had no on-going obligations. The Company is also entitled to receive milestones and royalties on product sales, if any products are ever developed. In September 2003, the Company announced it had received a milestone payment under the agreement as a result of Anosys filing an IND for a product incorporating technology licensed to them. In addition, the Company announced that it had received payment of additional license fees under the terms of the original agreement as a result of Epimmune regaining all rights to the technology covered by the agreement in Japan. Both the milestone payment and the additional license fees were recognized as revenue in the third quarter ended September 30, 2003. In the event Anosys elects to exercise its rights to include Japan in the territory covered by the agreement, Epimmune will be entitled to an additional license fee payment.

Immuno-Designed Molecules, S.A.

      In October 2002, the Company entered into an evaluation and license option agreement with Immuno-Designed Molecules, S.A. for certain cancer antigens for use in IDM’s ex vivo cancer therapy program. Under the terms of the agreement, IDM had 120 days from the date of the option agreement to evaluate the epitopes and exercise its option to license certain patented and non-patented rights to Epimmune’s universal cancer epitope packages for use in ex vivo cancer therapy. In February 2003, IDM exercised its option and now has a non-exclusive license to use the epitopes in connection with its DendritophageTM ex vivo technology. The Company received an evaluation license fee when it entered into the evaluation, which is being amortized into revenue over the evaluation period. The Company also received a license fee when IDM exercised its option. The parties have now negotiated and entered into a license agreement and the Company may be entitled to receive commercialization milestone payments and royalties on product sales if IDM develops products using Epimmune’s technology.

Amgen Inc.

      In September 2003, the Company entered into an agreement with Amgen Inc. under which Amgen acquired a non-exclusive license to Epimmune’s PADRE technology for research use. Under the terms of the agreement, Epimmune received a license fee that will be amortized into revenue over the term of the agreement.

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Revenues Under Collaborative Research and Development Agreements — (Continued)

Aventis Pasteur

      In July 2002, the Company entered into an evaluation and license option agreement with Aventis Pasteur Limited, which gives Aventis, for twelve months, the right to exercise its option to license from Epimmune certain epitopes from two cancer associated antigens. Aventis will evaluate the epitopes for possible integration into its pox virus therapeutic cancer vaccine program. The Company received an evaluation license fee, which was amortized into revenue over the evaluation period. In June 2003, the end of the evaluation period, Aventis Pastuer chose not to exercise its rights under the agreement.

National Institutes of Health

      In September 2003, the Company received a five-year, $16.7 million contract from the National Institute of Allergy and Infectious Diseases (NIAID) at the National Institutes of Health (NIH) for the design and development of prophylactic HIV vaccines for clinical evaluation. The Company will recognize revenue under the contract as reimbursable expenses under the contract are incurred.

      In July 2003, the Company received a grant from the National Cancer Institute, or NCI, an institute of the NIH, to support continued epitope analog identification and preclinical development of multi-epitope, analog based cancer vaccines. The grant has a total potential value of approximately $0.6 million over two years. The activities funded by this grant complement current studies and Phase I/ II clinical trials the Company is conducting by providing analog epitopes that extend vaccine coverage to larger segments of the population. The grant was made under the NCI’s Flexible System to Advance Innovative Research for Cancer Drug Discovery by Small Business, or FLAIR program.

      In October 2002, the Company was awarded a contract from NIAID to conduct research and development aimed at developing a malaria vaccine. The award is part of the NIAID’s Millennium Vaccine Initiative that solicits vaccine technology from the private sector to accelerate the development of effective vaccines for malaria and tuberculosis. The program is composed of a Phase A feasibility study and an option for a Phase B development program for a total potential value of $3.5 million over five years. The Company is working with investigators at the Naval Medical Research Center on the program.

EPIMMUNE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes

      Significant components of the Company’s deferred tax assets as of December 31, 2003 and 2002 are shown below. A valuation allowance of $65,668,000 at December 31, 2003 and $64,187,000 at December 31, 2002 has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

	2003	2002

Deferred tax liabilities:
Patents expensed for tax	$(1,162,000)	$(1,098,000)

Total deferred tax liabilities	(1,162,000)	(1,098,000)
Deferred tax assets:
Capitalized research expenses	1,476,000	605,000
Net operating loss carryforwards	55,167,000	54,732,000
Research and development credits	9,698,000	9,410,000
Other, net	489,000	538,000

Total deferred tax assets	66,830,000	65,285,000
Valuation allowance for deferred tax assets	(65,668,000)	(64,187,000)

Net deferred tax assets	$—	$—

      At December 31, 2003, the Company has federal and California net operating loss carryforwards of approximately $144,712,000 and $103,813,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and expiration of the California tax loss carryforwards. The federal tax loss carryforwards will begin expiring in 2004, unless previously utilized. The California tax loss carryforwards will continue to expire in 2004. The Company also has federal and California research and development tax credit carryforwards of $7,444,000 and $3,468,000, respectively. The federal research and development tax credit carryforwards will begin expiring in 2004 unless previously utilized. The California research and development tax credit carryforwards do not expire and will carry forward indefinitely until utilized.

      Pursuant to Internal Revenue Code Sections 382 and 383, the annual use of the Company’s net operating loss and credit carryforwards will be limited because of greater than 50% cumulative changes in ownership, which occurred during 1989 and 1994. However, the Company believes that these limitations will not have a material impact on the financial statements.

9.     401(k) Plan

      The Company has a defined contribution plan, the Epimmune Inc. 401(k) Plan, which covers all full-time employees of the Company. This plan allows each eligible employee to voluntarily make pre-tax deferred salary contributions. The Company may make contributions in amounts as determined by the Board of Directors. The Company did not make any matching contributions for the years ended December 31, 2003, 2002 and 2001.

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

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Year Ended December 31, 2003
Revenues	$1.4	$1.8	$2.0	$1.9
Loss from operations	(1.9)	(2.1)	(2.1)	(1.2)
Net loss	(1.8)	(2.0)	(2.0)	(1.2)
Basic and diluted net loss per share	(0.15)	(0.17)	(0.17)	(0.09)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Year Ended December 31, 2002
Revenues	$2.0	$1.8	$1.7	$1.6
Loss from operations	(1.3)	(2.3)	(1.6)	(1.8)
Net loss	(1.1)	(2.2)	(1.5)	(1.7)
Basic and diluted net loss per share	(0.09)	(0.19)	(0.13)	(0.15)

11.	Subsequent Events

      In March 2004, Genencor assigned its rights under the collaboration to Innogenetics NV. In connection with the assignment by Genencor, the Company extended the collaboration term with Innogenetics through September 2005. In addition, Genencor agreed not to sell or otherwise dispose of any of the Company’s common stock it held, without the Company’s prior approval, for a minimum of twelve months. Innogenetics has the right to terminate the collaboration early, upon three months written notice, if Epimmune breaches its obligations under the collaboration agreement or upon certain force majeure events.