Form 10-K/A
period 2003-12-31
EPIMMUNE INC
filed 2004-04-21
CIK 822206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2 to

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

      We will continue to spend substantial amounts on research and development, including amounts spent for manufacturing clinical supplies, conducting clinical trials for our product candidates and advancing development of certain sponsored and partnered programs. Therefore, we will need to raise additional funding, in addition to the approximately $5.5 million we raised in April 2004. We do not have committed external sources of funding and may not be able to obtain any additional funding, especially if volatile market conditions persist for biotechnology companies. If we are unable to obtain additional funding, we will be required to delay, further reduce the scope of or eliminate one or more of our research and development projects, sell the Company or certain of its assets or technologies, or dissolve and liquidate all of its assets. As of December 31, 2003, we had approximately $6.4 million in cash and cash equivalents, which excludes the net proceeds to us from our April 2004 financing. Our future operational and capital requirements will depend on many factors, including:

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

      In order to continue trading on The Nasdaq National Market, we must comply with The Nasdaq National Market’s continued listing requirements, which require that we maintain a minimum stockholders’ equity of $10.0 million and a minimum closing bid price of $1.00 per share. As of December 31, 2003, our stockholders’ equity was $9.7 million, which did not satisfy the $10.0 million continued listing requirement. We believe that, after receipt of the net proceeds from our April 2004 financing, we satisfy the $10.0 million continued listing requirement. If we fail to satisfy The Nasdaq National Market’s continued listing requirements, our common stock may be delisted from The Nasdaq National Market. The delisting of our common stock may result in the trading of the stock on The Nasdaq SmallCap Market or the OTC Bulletin Board. Consequently, a delisting of our common stock from The Nasdaq National Market may reduce the liquidity of our common stock and adversely affect our ability to raise additional necessary capital.

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

      The market prices for securities of biotechnology companies, including our common stock, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are not necessarily related to the operating performance of such companies. From January 1, 2003 through March 31, 2004, our closing stock price has ranged from $0.760 to $3.166 and has been and will continue to be influenced by general market and industry conditions. In addition, the following factors may have a significant effect on the market price of our common stock:

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

      As of December 31, 2003, our officers, directors and those stockholders owning at least five percent of our outstanding stock together control approximately 47.4% of our outstanding common stock as converted and Pharmacia, now part of Pfizer, holds 100% of our preferred stock. If some or all of these officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval or disapproval of any proposed merger or financing or other business combination transaction. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership also could depress our stock price.

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

      In April 2004, we completed a private placement of 2,466,379 shares of common stock and warrants to purchase up to 1,233,188 shares of common stock to selected institutional and accredited investors, including current shareholders, for a total purchase price of $5.5 million. We received net proceeds of $5.1 million. The purchase price of each security, which is the combination of one share of common stock and, for each two shares of common stock purchased, a warrant to purchase one share of common stock, was priced at the market value of $2.2125, which was equal to or greater than the sum of the closing bid price of our common stock as quoted on the Nasdaq National Market on the date of execution of the purchase agreements, and $0.0625, the imputed value of a warrant to purchase one share of common stock. In addition, we issued warrants to purchase an aggregate of 250,000 shares of our common stock to a placement agent for services rendered in connection with the private placement. Each warrant, including the warrant issued to the placement agent, has a three-year term and an exercise price equal to 120% of $2.2125 or $2.655 per share.

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

      With existing cash and interest earned thereon, along with receipts from existing contracts and our recent financing in April 2004, we expect to be able to maintain our current level of operations through 2005, based on anticipated expenditures. We will continue to spend substantial amounts on research and development, including amounts spent for manufacturing clinical supplies, conducting clinical trials for our product candidates and advancing development of certain sponsored and partnered programs. Therefore, we will need to obtain additional funding. We do not have committed external sources of funding and may not be able to obtain any additional funding, especially if volatile market conditions persist for biotechnology companies. If we are unable to obtain additional funding, we will be required to delay, further reduce the scope of or eliminate one or more of our research and development projects, sell the Company or certain of its assets or technologies, or dissolve and liquidate all of its assets. As of December 31, 2003, we had approximately $6.4 million in cash and cash equivalents. Our future operational and capital requirements will depend on many factors, including:

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

Summary Compensation Table

				Long-Term
				Compensation Awards

	Annual Compensation			Restricted	Securities
				Stock	Underlying	All Other
			Bonus	Awards	Options	Compensation
Name and Principal Position	Year	Salary($)	($)(1)	($)	(#)	($)(2)

Dr. Emile Loria(3)(4)	2003	350,000	25,000	0	500,000	3,568
President, Chief Executive Officer	2002	300,000	100,098	0	0	8,528
	2001	162,500	352,592	0	0	208,729
Dr. Mark J. Newman	2003	195,833	25,000	0	50,000	724
Vice President, Research and	2002	185,000	98	0	0	597
Development & Asst. Secretary	2001	168,000	50,000	0	95,000	602

				Long-Term
				Compensation Awards

	Annual Compensation			Restricted	Securities
				Stock	Underlying	All Other
			Bonus	Awards	Options	Compensation
Name and Principal Position	Year	Salary($)	($)(1)	($)	(#)	($)(2)

Mr. Robert J. De Vaere	2003	195,000	25,000	0	50,000	724
Vice President, Finance and	2002	185,000	98	0	0	398
Administration, Chief Financial	2001	168,000	115,000	0	105,000	402
Officer and Secretary
Dr. Robert W. Chesnut(5)	2003	168,044	0	0	0	171,726
Former Executive Vice President,	2002	245,000	98	0	0	2,150
Research and Development	2001	231,008	120,000	0	120,000	2,419
and Secretary
Mr. Michael R. McClurg(6)	2003	120,032	0	0	0	96,507
Former Vice President, Business	2002	175,000	98	0	0	540
Development	2001	37,805	0	0	75,000	135

(1)	All officers of the Company were granted a stock bonus award during 2002 of 100 shares of our common stock in exchange for the termination of their participation in the 2002 Management Bonus Plan. The fair market value of our common stock on December 16, 2002, the issuance date, was $0.98 per share, or $98 for each award.

(2)	All other compensation consists of life insurance premiums paid by us unless otherwise noted.

(3)	Dr. Loria joined as our President and Chief Executive Officer in June 2001 at an annual salary of $300,000. Dr. Loria received a signing bonus of $125,000 and was eligible to earn a performance bonus equal to two percent of any proceeds received by us from any public or private equity financing or other transaction pursuant to which we received funding (other than research funding) that was completed by us between January 16, 2001 and January 16, 2002. During the period from January 16, 2001 and January 16, 2002, we completed transactions in which we received total funding of $16,379,581 making Dr. Loria eligible for bonus payments of $327,592 under the provisions of this agreement. Dr. Loria was paid a bonus of $227,592 in 2001 and the remaining accrued balance of $100,000 was paid in January 2002. Other compensation includes payments of $2,181 and $7,470 in 2003 and 2002, respectively, to independent tax accountants for the preparation of 2002 and 2001 foreign tax returns, and 2001 payments of $204,427 for relocation to San Diego, California made by us to Dr. Loria.

(4)	Dr. Loria joined as our President and Chief Executive Officer in June 2001. In connection with his employment offer letter and joining our Board of Directors in January 2001, and as an inducement to accept the offer, we sold Dr. Loria 1,056,301 shares of our common stock at a purchase price of $2.50 per share, the closing price of our common stock on the Nasdaq National Market on the date of purchase. The shares are subject to vesting in equal daily installments during the four-year period following the date of purchase, and we have a right to purchase any unvested shares at the purchase price paid by Dr. Loria in the event of termination of Dr. Loria’s service to Epimmune. Dr. Loria issued us a promissory note for $2,641,000, the aggregate purchase price of the shares, which is secured by a pledge of the shares. In September 2003, Dr. Loria surrendered an aggregate of 963,740 shares of our common stock at the fair market value of $3.17 per share, in exchange for the prepayment of the outstanding principal and interest under the promissory note.

(5)	Dr. Chesnut was our Executive Vice President, Research and Development until his employment with Epimmune terminated in September 2003. Other compensation includes $122,500 for severance and $47,114 for accrued vacation paid to Dr. Chesnut upon his termination.

(6)	Mr. McClurg joined us as our Vice President, Business Development in October 2001. Mr. McClurg’s employment with Epimmune terminated in September 2003. Other compensation includes $87,500 for severance and $8,647 for accrued vacation paid to him upon his termination.

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

Compensation Committee Interlocks and Insider Participation

      Mr. Greene, a member of the Compensation Committee, is Chairman of our Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

      The following table sets forth certain information as of December 31, 2003 regarding our equity compensation plans.

	(a)	(b)	(c)
			Number of Securities
			Remaining Available
		Weighted-average	for Issuance Under
	Number of Securities	Exercise Price of	Equity Compensation
	to be Issued Upon	Outstanding	Plans (Excluding
	Exercise of Options,	Options, Warrants	Securities Reflected
Name of Plan	Warrants and Rights	and Rights	in Column (a))

Equity compensation plans approved by security holders	1,997,412	$2.59	106,523
Equity compensation plans not approved by security holders	4,960 (1)	$5.79	0

Total	2,002,412	$2.60	106,523

(1)	This amount includes 4,960 shares of Common Stock that are issuable upon the exercise of warrants that were issued to two former executive officers of Epimmune as part of their severance arrangement pursuant to a severance benefits agreement. This arrangement was not required to be approved by Epimmune’s stockholders.

      The Company does not have in effect any equity compensation plans under which Epimmune’s equity securities are authorized for issuance that were adopted without the approval of Epimmune’s security holders, except as noted in the Footnote (1) above.

      The following table sets forth certain information regarding the ownership of our common stock as of February 15, 2004 by (i) each director and nominee; (ii) each of the executive officers named in the summary compensation table; (iii) all executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock:

	Beneficial Ownership(1)

	Number of	Percent of
Beneficial Owner	Shares	Shares

Pharmacia Corporation(2) 5200 Old Orchard Road Skokie, IL 60077	2,020,758	13.3%
Genencor International, Inc. 200 Meridian Centre Blvd. Rochester, NY 14618	1,342,324	9.9%
International Biotechnology Trust plc 71 Kingsway London, WC2B 6ST, England	1,267,992	9.4%
RAM Trading Ltd.(3) 2100 Enterprise Avenue Geneva, IL 60134	1,004,150	7.3%
Mr. Peter Allard(4) Seaview, Chancery Lane Christ Church, Barbados, West Indies	837,716	6.2%
Dr. Robert W. Chesnut(5)(6)	327,050	2.4%
Dr. Emile Loria(6)(7)	243,140	1.8%
Dr. Mark J. Newman(6)	185,596	1.4%
Mr. Howard E. (“Ted”) Greene, Jr.(6)(8)	174,350	1.3%
Mr. Robert J. De Vaere(6)	173,035	1.3%
Dr. William T. Comer(6)	44,662	*
Mr. Michael Grey(6)	38,750	*
Dr. John P. McKearn(6)	22,500	*
Mr. Georges Hibon(6)	21,667	*
Mr. Michael R. McClurg(6)(9)	100	*
All executive officers and directors as a group (10 persons)(10)	1,230,850	8.6%

*	Less than one percent.

(1)	This table is based upon information supplied by officers, directors and principal stockholders and on any Schedules 13D or 13G filed with the Securities and Exchange Commission, or the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each stockholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentage ownership is based on 13,525,622 shares of Common Stock outstanding on February 15, 2004, as adjusted by the rules promulgated by the SEC.

(2)	Includes 1,703,298 shares of Common Stock issuable upon conversion of shares of Series S Preferred Stock and Series S-1 Preferred Stock held by Pharmacia Corporation, formerly G.D. Searle, provided that Pharmacia is not entitled to vote such shares to the extent that the total number of shares of voting capital stock held by Pharmacia and its affiliates would exceed 19.9%. Pharmacia owns 100% of the outstanding shares of the Series S Preferred Stock and Series S-1 Preferred Stock. The Series S Preferred Stock and Series S-1 Preferred Stock are convertible into Common Stock at any time.

(3)	Includes 200,830 shares of common stock underlying currently exercisable warrants.

(4)	Includes 66,943 shares of common stock underlying currently exercisable warrants.

(5)	Dr. Chesnut’s employment as our Executive Vice President, Research and Development terminated in September 2003, at which time he signed a consent to amendment of his vested and outstanding incentive stock options, extending the post-termination exercise period and permitting him to exercise his options until September 5, 2004 pursuant to Sections 422(d) and 424(h) of the Internal Revenue Code of 1986.

(6)	Includes shares, which certain executive officers and directors of the Company have the right to acquire within 60 days after February 15, 2004 pursuant to outstanding options, as follows:

Dr. Robert W. Chesnut, 140,416 shares;
Dr. William T. Comer, 43,748 shares;
Mr. Robert J. De Vaere, 167,679 shares;
Mr. Howard E. (“Ted”) Greene, Jr., 42,320 shares;
Mr. Michael G. Grey, 38,750 shares;
Mr. Georges Hibon, 21,667 shares;
Dr. Emile Loria, 150,479 shares;
Dr. John P. McKearn, 22,500 shares;
Dr. Mark J. Newman, 169,657 shares;
All executive officers and directors as a group, 797,216 shares.

(7)	Of the shares held by Dr. Loria, 65,280 shares were subject to a right of repurchase in favor of the Company as of February 15, 2004. Dr. Loria’s 65,280 shares vest ratably in equal daily installments until January 16, 2005, at which point all of Dr. Loria’s shares will be vested, provided Dr. Loria’s service to the Company is not terminated.

(8)	Includes 129,745 shares held in trust for the benefit of Mr. Greene and his wife and 2,285 shares held in trust for the benefit of Mr. Greene’s children. Mr. Greene is a trustee of both trusts. Mr. Greene acting as trustee has voting and investment power with respect to such shares and may be deemed to be the beneficial owner of such shares.

(9)	Mr. McClurg’s employment as our Vice President, Business Development terminated in September 2003.

(10)	Includes shares described in notes (5) through (8) above.

Item 13.	Certain Relationships and Related Transactions

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

(3)	Exhibits

      The response to this portion of Item 15 is submitted as Item 15(c).

(b)	Reports on Form 8-K

      Form 8-K filed on November 10, 2003 attaching a press release announcing our financial results for the third quarter ended September 30, 2003.

(c)	Listing of Exhibits

Exhibit
Number	Document Description

3.1	Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 2, 1991.(1)
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on April 2, 1993.
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 5, 1995.
3.4	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 5, 1995.
3.5	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 2, 1998.(5)
3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 2, 1998.(5)
3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 12, 1998.(6)
3.8	Certificate of Designations of the Series S and Series S-1 Preferred Stock filed with the Secretary of State of Delaware on June 29, 1999.(8)

Exhibit
Number	Document Description

3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 1, 1999.(8A)
3.10	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on September 23, 1999.(9)
3.11	Certificate of Decrease of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on September 23, 1999.(9)
3.12	Amended and Restated Bylaws of the Registration.(18)
3.13	Rights Agreement dated March 19, 1993 between Registrant and American Stock Transfer & Trust Company, as amended on June 29, 1999, February 15, 2000, July 9, 2001 and December 18, 2001.(18)
4.1	Reference is made to Exhibits 3.1 through 3.13.
4.2	Specimen certificate of the Common stock.(1)
10.1	Form of Indemnification Agreement entered into between Epimmune and its directors and officers.(1)(*)
10.2	Registrant’s 1989 Stock Plan, as amended through June 12, 1998 (the “1989 Plan”).(5)
10.3	Forms of Incentive Stock Option Agreement under the 1989 Plan.(1)
10.4	Form of Nonstatutory Stock Option Agreement under the 1989 Plan.(1)
10.5	Research Agreement, between Epimmune and The Scripps Research Institute, formerly Scripps Clinic and Research Foundation (“Scripps”), dated as of September 1, 1990, as amended August 5, 1991 (with certain confidential portions deleted).(1)(A)
10.6	License Agreement, between Epimmune and Scripps, dated as of September 23, 1991 (with certain confidential portions deleted).(1)(A)
10.7	Research and Option Agreement, between Epimmune and Scripps, dated October 1, 1991 (with certain confidential portions deleted).(1)(A)
10.8	Amendment to License Agreement between Epimmune and Scripps dated as of June 17, 1992 (with certain confidential portions deleted).(1)(B)
10.9	Registrant’s 1994 Non-Employee Directors’ Stock Option Plan, as amended through June 12, 1998.(5)(*)
10.10	Second Amendment to License Agreement between Epimmune and Scripps dated as of June 17, 1992 (with certain confidential portions deleted.(1)(B)
10.11	Directors’ Deferred Compensation Plan, effective as of March 17, 1995, as amended September 20, 1996 and July 13, 1999.(22)(*)
10.12	Lease Agreement between Epimmune Inc. and Nexus Equity LLC VIII, dated as of November 1, 1998, as amended February 1, 1999.(7)
10.13	Preferred Stock Exchange Agreement, dated July 1, 1999, by and between the Company and G.D. Searle & Co.(8)
10.14	Investor Rights Agreement, dated as of July 1, 1999, by and between the Company and G.D. Searle & Co.(8)
10.15	Form of Common Stock Purchase agreement dated February 15, 2000.(10)
10.16	Letter Agreement between Epimmune and Robert De Vaere dated May 4, 2000.(11)(*)
10.17	Letter Agreement between Epimmune and Mark Newman dated May 4, 2000.(11)(*)
10.18	Form of Common Stock Purchase Agreement dated October 16, 2000.(12)
10.19	Non-Exclusive License Agreement between Epimmune and Valentis, Inc., dated November 27, 2000 (with certain confidential portions deleted).(12)(C)
10.20	Letter Agreement between Epimmune and Dr. Emile Loria regarding employment terms dated January 16, 2001.(13)(*)
10.21	Form of Restricted Stock Purchase Agreement between Epimmune and Dr. Emile Loria dated January 16, 2001.(13)(*)

Exhibit
Number	Document Description

10.22	Amendment to Severance Benefits Agreement between Epimmune and Dr. Mark Newman dated March 8, 2001.(13)(*)
10.23	Amendment to Severance Benefits Agreement between Epimmune and Robert De Vaere dated March 8, 2001.(13)(*)
10.24	Non-exclusive License Agreement between Epimmune and Pharmexa A/S dated June 25, 2001 (with certain confidential portions deleted).(15)(D)
10.25	License Agreement between Epimmune and Genencor International Inc. dated July 9, 2001 (with certain confidential portions deleted).(15)(D)
10.26	Collaboration Agreement between Epimmune and Genencor International Inc. dated July 9, 2001 (with certain confidential portions deleted).(16)(E)
10.27	Securities Purchase Agreement between Epimmune and Genencor International Inc. dated July 9, 2001 (with certain confidential portions deleted).(16)(E)
10.28	Non-exclusive License Agreement between Epimmune and Biosite Incorporated dated August 17, 2001 (with certain confidential portions deleted).(16)(E)
10.29	Non-exclusive License Agreement between Epimmune and Anosys Inc. dated August 31, 2001 (with certain confidential portions deleted).(16)(E)
10.30	Non-exclusive License Agreement between Epimmune and Bavarian Nordic A/ S dated November 28, 2001 (with certain confidential portions deleted).(18)(F)
10.31	Form of Share Purchase Agreement dated December 18, 2001.(17)
10.32	2000 Stock Plan as amended.(18)(*)
10.33	2001 Employee Stock Purchase Plan.(14)(*)
10.34	Letter Agreement between Epimmune and Michael McClurg dated March 29, 2002.(19)(*)
10.35	Letter Agreement between Epimmune and Dr. John Fikes dated March 29, 2002.(19)(*)
10.36	Separation Agreement dated October 14, 2002 between Epimmune and Dr. Sette.(20)(*)
10.37	Material Transfer Agreement dated October 14, 2002 between Epimmune and Dr. Sette.(20)
10.38	First Amendment to the Collaboration Agreement dated October 16, 2002 between Epimmune and Genencor International, Inc.(21)(G)
10.39	First Amendment to the License Agreement dated October 16, 2002 between Epimmune and Genencor International, Inc.(22)
10.40	First Amendment to the Non-Exclusive License Agreement dated October 18, 2002 between Epimmune and Valentis, Inc.(22)(G)
10.41	Non-Exclusive License Agreement dated October 28, 2002 between Epimmune and Valentis, Inc.(22)(G)
10.42	Amendment to Letter Agreement between Epimmune and Dr. Emile Loria dated June 20, 2003.(23)(*)
10.43	Non-Exclusive License Agreement between Epimmune and Immuno-Designed Molecules dated July 7, 2003.(23)(H)
10.44	Form of Unit Purchase Agreement dated September 18, 2003.(24)
10.45	Form of Warrant to Purchase Common Stock dated September 18, 2003.(24)
10.46	Termination of Amendment to Letter Agreement between Epimmune and Dr. Emile Loria dated September 8, 2003.(25)(*)
10.47	Accelerated Benefits Agreement between Epimmune and Dr. Emile Loria dated February 27, 2004.(*)
14.1	Code of Business Conduct and Ethics dated December 9, 2003.
21.1	Subsidiaries of Epimmune.(I)
23.1	Consent of Ernst & Young, LLP, Independent Auditors.
25.1	Power of Attorney. Reference is made to the signature page of this report.

Exhibit
Number	Document Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted)
32.1	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted)

*	Executive Compensation Plans and Arrangements

(1)	Incorporated by reference to the Company’s Form S-1 Registration Statement and Amendments thereto (File No. 33-43356).

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1992, filed on March 26, 1993.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, filed on March 22, 1996.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed on March 31, 1998.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 1998, filed on August 14, 1998.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 1998, filed on November 16, 1998.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, filed on April 15, 1999.

(8)	Incorporated by reference to the Company’s Form 8-K, filed on July 16, 1999.

(8A)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on Form DEF 14A on July 28, 1999.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 1999, filed on November 15, 1999.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1999, filed on March 17, 2000.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2000, filed on August 14, 2000.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, filed on March 29, 2001.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2001, filed on May 11, 2001.

(14)	Incorporated by reference to the Company’s Form S-8 filed on June 27, 2001 (File No. 333-63950).

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2001, filed on August 13, 2001.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2001, filed on November 14, 2001.

(17)	Incorporated by reference to the Company’s Form S-3, filed on January 10, 2002.

(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2001, filed on March 29, 2002.

(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2002, filed on May 13, 2002.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2002, filed on October 16, 2002.

(21)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed on October 24, 2002.

(22)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/ A, filed on November 6, 2002.

(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2003, filed on August 14, 2003.

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 19, 2003.

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2003, filed on November 10, 2003.

(A)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on November 21, 1991.

(B)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on May 15, 1996.

(C)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on July 5, 2001.

(D)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on September 4, 2001.

(E)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on January 29, 2002.

(F)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on May 14, 2002.

(G)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on November 5, 2002.

(H)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on October 22, 2003.

(I)	Previously filed.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of April 2004.

EPIMMUNE INC.

By	/s/ EMILE LORIA

Emile Loria, M.D.
President, Chief Executive Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ EMILE LORIA Emile Loria, M.D.		President (Principal Executive Officer), Chief Executive Officer and Director	April 21, 2004

/s/ ROBERT J. DE VAERE Robert J. De Vaere		Vice President, Finance and Administration Chief Financial Officer, Secretary (Principal Financial and Accounting Officer)	April 21, 2004

HOWARD E. GREENE, JR.* Howard E. Greene, Jr.		Chairman of the Board and Director	April 21, 2004

WILLIAM T. COMER* William T. Comer, Ph.D.		Director	April 21, 2004

MICHAEL G. GREY* Michael G. Grey		Director	April 21, 2004

GEORGES HIBON* Georges Hibon		Director	April 21, 2004

JOHN P. MCKEARN* John P. McKearn, Ph.D.		Director	April 21, 2004

*By:	/s/ ROBERT J. DEVAERE Robert J. DeVaere, Attorney-in-fact

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

/s/ ERNST & YOUNG LLP

San Diego, California

February 20, 2004,
except for the third paragraph of Note 1, the first paragraph of Note 7 and Note 11, as to which the date is April 20, 2004

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

Basis of Presentation

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2003, the Company has an accumulated deficit of $157.9 million. Successful completion of the Company’s transition to commercialization and to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure and, if necessary, obtaining additional financing and/or reducing expenditures. With existing cash and interest earned thereon, along with receipts from existing contracts and its recent financing in April 2004, the Company expects to be able to maintain its current level of operations through 2005, based on anticipated expenditures.

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

      In April 2004, the Company completed a private placement of 2,466,379 shares of common stock and warrants to purchase up to 1,233,188 shares of common stock to selected institutional and accredited investors, including current shareholders, for a total purchase price of $5.5 million. The Company received net proceeds of $5.1 million. The purchase price of each security, which is the combination of one share of common stock and, for each two shares of common stock purchased, a warrant to purchase one share of common stock, was priced at the market value of $2.2125, which was equal to or greater than the sum of the closing bid price of Epimmune common stock as quoted on the Nasdaq National Market on the date of execution of the purchase agreements, and $0.0625, the imputed value of a warrant to purchase one share of common stock. In addition, the Company issued warrants to purchase an aggregate of 250,000 shares of its common stock to a placement agent for services rendered in connection with the private placement. Each warrant, including the warrant issued to the placement agent, has a three-year term and an exercise price equal to 120% of $2.2125 or $2.655 per share.