Form 10-Q
period 2004-03-31
EPIMMUNE INC
filed 2004-05-10
CIK 822206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004, or

[ ]	Transition Period Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From to .

Commission file number 0-19591

EPIMMUNE INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0245076

(State of Incorporation)	(I.R.S. Employer
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

Common Stock: $.01 par value 15,992,001 shares outstanding as of May 10, 2004.

EPIMMUNE INC.
QUARTERLY REPORT
FORM 10-Q

COVER PAGE	1
TABLE OF CONTENTS	2
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed Balance Sheets as of March 31, 2004 (unaudited) and December 31, 2003	3
Condensed Statements of Operations (unaudited) for the Three Months Ended March 31, 2004 and 2003	4
Condensed Statements of Cash Flows (unaudited) for Three Months Ended March 31, 2004 and 2003	5
Notes to Condensed Financial Statements (unaudited)	6
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	14
Risk Factors	15
ITEM 4. Controls and Procedures	28
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	29
ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	*
ITEM 3. Defaults Upon Senior Securities	*
ITEM 4. Submission of Matters to a Vote of Security Holders	*
ITEM 5. Other Information	*
ITEM 6. Exhibits and Reports on Form 8-K	29
SIGNATURES	32
EXHIBIT 10.48
EXHIBIT 10.49
EXHIBIT 10.50
EXHIBIT 10.51
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

*	No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

EPIMMUNE INC.

CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,201	$6,416
Accounts receivable	1,571	1,012
Prepaids and other current assets	365	186

Total current assets	7,137	7,614
Restricted long-term investment	472	472
Property and equipment, net	1,086	1,145
Patents and other assets	3,562	3,462

TOTAL ASSETS	$12,257	$12,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,506	$1,446
Deferred contract revenues	922	1,151
Accrued payroll and related expenses	325	173

Total current liabilities	2,753	2,770
Deferred rent	215	212
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, 1,409,288 shares issued and outstanding of Series S and S-1 convertible preferred stock at March 31, 2004 and December 31, 2003. Liquidation preference of $10,000,000 at March 31, 2004 and December 31, 2003.	14	14
Common stock, $.01 par value, 25,000,000 shares authorized, 13,525,622 shares and 13,490,618 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively.	135	135
Additional paid-in capital	167,588	167,537
Deferred compensation	(38)	(50)
Accumulated deficit	(158,410)	(157,925)

Total stockholders’ equity	9,289	9,711

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,257	$12,693

See accompanying notes.

EPIMMUNE INC.

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2004	2003
Revenues
License fees and milestones	$97	$202
Research grants and contract revenue	1,454	255
Related party revenue	1,026	973

Total revenues	2,577	1,430
Costs and expenses:
Research and development	2,407	2,610
General and administrative	658	683

Total costs and expenses	3,065	3,293
Loss from operations	(488)	(1,863)
Interest income, net	4	65
Other expense, net	(1)	(2)

Net loss	$(485)	$(1,800)

Net loss per share - basic and diluted	$(0.04)	$(0.15)

Shares used in computing net loss per share - basic and diluted	13,456	11,676

See accompanying notes.

EPIMMUNE INC.

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended March 31,
	2004	2003
OPERATING ACTIVITIES
Net loss	$(485)	$(1,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest on note held by stockholder	—	(41)
Depreciation and amortization	220	205
Stock-based compensation	12	31
Deferred rent	3	7
Deferred contract revenue	(229)	387
Loss on disposal of assets	—	1
Change in operating assets and liabilities:
Prepaids and other current assets	(738)	(408)
Accounts payable and accrued liabilities	106	(345)
Accrued payroll and related expenses	152	13

Net cash used in operating activities	(959)	(1,950)
INVESTING ACTIVITIES
Purchase of property and equipment	(17)	(43)
Patents and other assets	(244)	(179)

Net cash used in investing activities	(261)	(222)
FINANCING ACTIVITIES
Net proceeds from issuance of common stock	5	23
Principal payments under equipment notes payable and note payable to bank	—	(43)

Net cash provided by (used in) financing activities	—	(43)
Decrease in cash and cash equivalents	(1,220)	(2,215)
Cash and cash equivalents at beginning of year	6,416	9,745

Cash and cash equivalents at end of period	$5,196	$7,530

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$4	$2

See accompanying notes.

EPIMMUNE INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
March 31, 2004

1. Basis of Presentation

The interim unaudited condensed financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In management’s opinion, the unaudited information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year. The financial statements should be read in conjunction with the audited consolidated financial statements and disclosures thereto included in the Company’s Form 10-K, as amended, for the year ended December 31, 2003.

The Company has an accumulated deficit of $158.4 million as of March 31, 2004. The Company’s ability to attain profitable operations is dependent upon obtaining sufficient working capital to complete the successful development of its products, FDA approval of its products, achieving market acceptance of such products and achievement of sufficient levels of revenue to support the Company’s cost structure. With existing cash and interest earned thereon, along with receipts from existing contracts and its recent financing in April 2004, the Company expects to be able to maintain its current level of operations through 2005, based on anticipated expenditures. If the Company is unable to obtain additional funding, it will be required to delay, reduce the scope of or eliminate one or more of its research and development projects, sell the Company or certain of its assets or technologies, or dissolve and liquidate all of its assets.

Earnings per share (“EPS”) is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period, excluding owned but unvested shares. There were 56,511 and 474,286 owned but unvested shares as of March 31, 2004 and March 31, 2003, respectively that were excluded from the earnings per share calculation. Diluted EPS reflects the potential dilution of securities that could share in our earnings, such as common stock equivalents that may be issuable upon exercise of outstanding common stock options or warrants as well as all shares of preferred stock, which may be converted into common stock. Prior to the application of the treasury stock method, common stock equivalents of 4,334,950 and 3,990,115 for the three months ended March 31, 2004 and 2003 have been excluded from EPS as the effect is antidilutive. On a fully diluted basis, assuming full vesting and conversion of all common stock equivalents upon exercise of outstanding common stock options and warrants as well as conversion of all shares of preferred stock, there were 17,804,061 and 15,698,748 shares outstanding as of March 31, 2004 and March 31, 2003, respectively.

As permitted by SFAS No. 123, Accounting for Stock-based Compensation, the Company elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. Under APB Opinion No. 25, among other things, when the exercise price of its employee stock options is not less than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

As required under SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the pro forma effects of stock-based compensation on net income and net earnings per common share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions for March 31, 2004 and March 31, 2003: risk-free interest rates of 4.5% and 6%, respectively; dividend yield of 0 for both periods; and a weighted average expected life for all options of six years. The volatility factor assumptions of the expected market price of the Company’s common stock were 107% and 114% for March 31, 2004 and 2003, respectively.

For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. The effect of applying SFAS No. 123 for purposes of providing pro forma disclosures is not likely to be representative of the effects on the Company’s operating results for future years because changes in the subjective input assumptions can materially affect future value estimates. Pro forma information for the three months ended March 31, 2004 and 2003 is as follows:

	Three months ended March 31,
	2004	2003
Adjusted pro forma basic and diluted net loss	$(701,000)	$(1,966,000)
Adjusted pro forma basic and diluted net loss per share	$(0.05)	$(0.17)

2. New Accounting Standards

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how the Company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that the Company classify a financial instrument within its scope as a liability. Some of the provisions of this statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this statement are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no material impact on the Company’s financial position or results of operations.

3. Genencor International, Inc. and Innogenetics NV

In July 2001, the Company entered into a collaboration with Genencor International, Inc. for vaccines to treat or prevent hepatitis B virus, hepatitis C virus and human papilloma virus. Pursuant to the agreement, Epimmune exclusively licensed to Genencor its PADRE® and epitope technologies for vaccines to treat or prevent hepatitis B, hepatitis C and human papilloma virus. In connection with this collaboration, the Company received an upfront license fee, which is being amortized over the collaboration term. In addition, Genencor made an initial ten percent equity investment in Epimmune common stock at a premium to the market price. The agreement provided for the Company to receive up to a total of approximately $60 million in payments, including the initial equity investment but excluding royalties. In January 2002, Epimmune received a payment from Genencor for achievement of the first milestone, identification of a product candidate to treat chronic hepatitis B infection. In February 2004, the Company announced it had earned a milestone payment from Genencor as a result of Genencor filing an IND for a vaccine to treat hepatitis B. The milestone payments were recognized as revenue when received. The collaboration revenues have been recognized as incurred. In addition, Genencor fully funded Epimmune’s research in these specific indications and was obligated to pay the Company royalties on sales of any products that may have been developed under the collaboration. All revenues from Genencor have been included in related party revenue. The initial collaboration had a term through September 2003, and in October 2002, was extended to September 2004.

In March 2004, Genencor assigned its rights under the collaboration and license agreements to Innogenetics NV, an unrelated company. In connection with the assignment by Genencor, the Company extended the collaboration term with Innogenetics through September 2005. In addition, Genencor agreed not to sell or otherwise dispose of any of the Company’s common stock it held, without the Company’s prior approval, for a minimum of twelve months. Innogenetics has the right to terminate the collaboration early, upon three months written notice, if Epimmune breaches its obligations under the collaboration agreement or upon certain force majeure events.

4. National Cancer Institute

In March 2004, the Company received a grant from the National Cancer Institute (NCI), an institute of the National Institutes of Health (NIH), to define and conduct preclinical testing of a multi-epitope, clinical vaccine candidate for ovarian and breast cancer. The Company will collaborate with investigators at the University of Washington on the program with an objective of designing a vaccine to induce helper T cell (HTL) responses directed against multiple Tumor Associated Antigens (TAA), in order to prevent or delay disease recurrence after surgery and chemotherapy. The Phase I grant has a total potential value of approximately $0.6 million over two years. From the Phase I program, it is contemplated that a multi-epitope based vaccine will be designated for development and clinical testing in a potential Phase II program. The Company will record the revenues from the grant as the services are performed.

5. Private Placement

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

The Company’s stockholders’ equity was $9.3 million and $9.7 million as of March 31, 2004 and December 31, 2003, respectively. On April 1, 2004, the Company received a letter from the Nasdaq National Market notifying the Company that the Company was not in compliance with the minimum $10.0 million stockholders’ equity requirement for continued listing on the Nasdaq National Market. After receipt of the proceeds from the private placement, the Company believes that it satisfies the $10.0 million continued listing requirement of the Nasdaq National Market as of the date of filing of this report. The Company’s ongoing compliance with the minimum stockholders’ equity requirement will be monitored by the Nasdaq National Market and, if the Company does not comply with the minimum stockholders’ equity requirement at the time of its quarterly report for the second quarter of 2004 or at any other time in the future, the Company may be subject to delisting.

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

Epimmune® and PADRE® are our trademarks and EIS® and ImmunoSense® are our service marks.

Since 1997, we have devoted substantially all of our resources to the discovery and development of potential therapeutic and prophylactic products. To date, we have not received any revenues from the sale of products. We began a Phase I/II clinical trial targeting HIV in September 2002 and a Phase I/II clinical trial targeting lung and colorectal cancer in February 2003. We have funded our research and development primarily from equity-derived working capital and through strategic alliances and collaborations with other companies. We have not been profitable since our inception and expect to incur substantial operating losses for at least the next several years. As of March 31, 2004, our accumulated deficit was approximately $158.4 million.

In July 2001, we entered into a collaboration with Genencor International, Inc. for vaccines to treat or prevent hepatitis B virus, hepatitis C virus and human papilloma virus. In February 2004, we announced that we had earned a milestone payment from Genencor as a result of Genencor filing an Investigational New Drug Application, or IND, for a vaccine to treat hepatitis B, the lead program in the collaboration. In March 2004, Genencor assigned its rights under our collaboration to Innogenetics NV. In connection with the assignment by Genencor, we extended the collaboration term with Innogenetics through September 2005. Innogenetics has the right to terminate the collaboration early, upon three months written notice.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, patents and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements (see Note 1 to our financial statements on page F-7 of the Form 10-K, as amended, filed for the year ended December 31, 2003).

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

Investment Policy

The primary objective of our investment activities is to preserve principal while at the same time achieving competitive yields, without significantly increasing risk. To achieve this objective, we primarily invest in cash and money market accounts as well as A1 or P1 or higher rated debt securities with maturities of less than two years, with the weighted average maturity not to exceed eighteen months. We also attempt to minimize our portfolio risk by placing constraints on how much of our portfolio may be held in a specific type of investment such as asset-backed securities or collateralized mortgage obligations as well as limiting our holdings in any one issuer. At March 31, 2004, our investment portfolio included only cash and money market accounts and had no fixed-income securities.

Results of Operations

Three months ended March 31, 2004, as compared with three months ended March 31, 2003.

In the three months ended March 31, 2004, we had total revenues of $2.6 million, as compared to $1.4 million in revenue in the three months ended March 31, 2003. The increase in the three months ended March 31, 2004 relates primarily to a $1.2 million increase in grant and contract revenue and a $0.1 million increase in related party revenue, offset by a $0.1 million decrease in licensing and milestone revenue. The increase in grant and contract revenue was primarily due to reimbursement under new grants and contracts we received from the National Institutes of Health (NIH) in the second half of 2003. Related party revenue includes milestone payments, amortization of license fees and contract research and development funding, as a result of our collaboration with Genencor. The increase in related party revenue was a result of a milestone payment we received on the program as a result of the filing of an

Investigational New Drug application (IND) for a vaccine to treat hepatitis B virus, partially offset by a reduction in contract research and development funding due to the shift in focus from scientific research activities, the part of the collaboration in which we are most involved, to preclinical development on the lead program in support of the IND filing. In March 2004, Genencor assigned its rights under our collaboration to Innogenetics NV. In connection with the assignment by Genencor, we extended the collaboration term with Innogenetics through September 2005. Innogenetics has the right to terminate the collaboration early, upon three months written notice, if we breach our obligations under the collaboration agreement or upon certain force majeure events. The decrease in licensing and milestone revenue during the first quarter of 2004 was a result of previously received evaluation and license option fees being fully amortized into revenue by the end of 2003.

Research and development expenses decreased to $2.4 million in the three months ended March 31, 2004 from $2.6 million in the comparable period of 2003. The decrease in the three months ended March 31, 2004 relates primarily to reductions in labor and associated costs as a result of our work force reduction in September 2003, partially offset by increases in subcontract and other outside costs related to activities on new NIH grants and contracts we received in the second half of 2003. We expect to incur research and development costs in 2004 for, among other things, outside costs related to clinical trials and development activities for our new NIH contract for a preventive HIV vaccine, product formulation and manufacturing of product for use in clinical trials, medical and clinical consultant costs and preclinical development costs for additional vaccine candidates.

General and administrative costs were approximately $0.7 million in the three months ended March 31, 2004 and in the three months ended March 31, 2003. Decreases in legal, accounting, printing and other outside costs in the three months ended March 31, 2004 were offset by an increase in non-cash, stock-based compensation charges related to a higher stock price for variable stock equity instruments. The higher legal, accounting, printing and other outside costs in the three months ended March 31, 2003 were related to a planned follow-on public offering that was terminated during the first quarter of 2003. We expect our general and administrative expenses to continue to decrease in 2004 over corresponding 2003 levels as due to reductions in labor and associated costs as a result of our work force reduction in September 2003.

Net interest income was negligible in the three months ended March 31, 2004 and $0.1 million in the three months ended March 31, 2003. The decrease in interest income was primarily due to the prepayment, in the second quarter of 2003, of the note issued for the purchase of shares by Dr. Emile Loria, our president and chief executive officer, in January 2001. We also had lower average cash balances and rates of return in the three months ended March 31, 2004, compared to the three months ended March 31, 2003.

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

Liquidity and Capital Resources

We have financed operations since inception primarily through private placements of equity securities, two public common stock offerings, revenues under collaborative research and development agreements, grant revenues, certain asset divestitures and interest income. Through March 31, 2004, we had raised approximately $165.1 million from the sale of equity securities. As of March 31, 2004, we had 15,228,920 shares outstanding on an as-converted to common stock basis, assuming conversion of preferred shares.

As of March 31, 2004, our cash and cash equivalents were $5.2 million compared to $6.4 million at December 31, 2003. The decrease was primarily due to $1.0 million of cash to fund our clinical trials and research and development activities and $0.2 million for capitalized patent costs. We expect to continue to use our cash and cash equivalents to fund our ongoing and future clinical trials, as well as drug research and development programs.

Capital expenditures were negligible in the three months ended March 31, 2004 and in the three months ended March 31, 2003. In the past, we have financed our laboratory equipment and research and office facilities primarily through operating lease arrangements and a note payable. We fully paid off our note payable as of the end of the first quarter of 2003. During 2004, we anticipate that payments related to capital expenditures will increase modestly compared to 2003 levels to a range of approximately $0.3 million to $0.4 million, primarily for the purchase of equipment to support our clinical trials. We will also pay approximately $0.6 million in rent on our lease commitments during 2004. The future minimum rental commitment for the lease of our facility will range from approximately $0.6 million to $0.7 million each year over six years, based upon pre-established annual rent increases.

Payments related to capitalized patent expenses were $0.2 million in the three months ended March 31, 2004 compared to $0.1 million in the three months ended March 31, 2003. The increase in the three months ended March 31, 2003 was primarily due to expenses associated with consolidation of our patent portfolio that we do not expect to be reoccurring. We expect payments related to patents to be relatively flat in 2004 compared to 2003 as we anticipate seeing a full year of benefit of our portfolio consolidation with one outside law firm, and as we continue to perform administrative tasks in house whenever possible as we pursue filings and claims in our intellectual property portfolio.

Although we expect our use of cash to continue decreasing in 2004, we expect to incur higher research and development expenditures in 2004 compared to 2003 levels in connection with our ongoing drug research and development programs, including costs related to clinical trials, research and development activities on sponsored programs and contracts, preclinical testing of product candidates and manufacturing of clinical supplies. We intend to seek collaborative research and development relationships with suitable corporate partners and U.S. government agencies. We have in the past and may in the future also license to third parties some of our technology in markets that we are not pursuing ourselves or through our collaborations. Any agreements that may result from these discussions may not successfully reduce our funding requirements or, if entered into, may be terminated.

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

With existing cash and interest earned thereon, along with receipts from existing contracts and our recent financing in April 2004, we expect to be able to maintain our current level of operations through 2005, based on anticipated expenditures. We will continue to spend substantial amounts on research and development, including amounts spent for manufacturing clinical supplies, conducting clinical trials for our product candidates and advancing development of certain sponsored and partnered programs. Therefore, we will need to obtain additional funding. We do not have committed external sources of funding and may not be able to obtain any additional funding, especially if volatile market conditions persist for biotechnology companies. If we are unable to obtain additional funding, we will be required to delay, further reduce the scope of or eliminate one or more of our research and development projects, sell the Company or certain of its assets or technologies, or dissolve and liquidate all of its assets. As of March 31, 2004, we had approximately $5.2 million in cash and cash equivalents. Our future operational and capital requirements will depend on many factors, including:

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

As is typical in the biotechnology industry, our commercial success will depend in part on not infringing upon the patent or other proprietary rights of others and maintaining the technology licenses upon which our products might be based. Our business is also subject to other significant risks, including the uncertainties associated with our ability to enter into and maintain collaborations, the lengthy regulatory approval process, and potential competition from other products. Even if our products appear promising at an early stage of development, they may not reach the market for a number of reasons. Such reasons include, but are not limited to, our inability to fund clinical development of such products, or the possibilities that the potential products will be found ineffective during clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale or be uneconomical to market.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2004, our investment portfolio included only cash and money market accounts and had no fixed-income securities. There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

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

We will continue to spend substantial amounts on research and development, including amounts spent for manufacturing clinical supplies, conducting clinical trials for our product candidates and advancing development of certain sponsored and partnered programs. Therefore, we will need to raise additional funding, in addition to the approximately $5.5 million we raised in April 2004. We do not have committed external sources of funding and may not be able to obtain any additional funding, especially if volatile market conditions persist for biotechnology companies. If we are unable to obtain additional funding, we will be required to delay, further reduce the scope of or eliminate one or more of our research and development projects, sell the Company or certain of its assets or technologies, or dissolve and liquidate all of its assets. As of March 31, 2004, we had approximately $5.2 million in cash and cash equivalents, which excludes the net proceeds to us from our April 2004 financing. Our future operational and capital requirements will depend on many factors, including:

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

We intend to seek additional funding through collaboration and license agreements, government research grants or equity or debt financings. In the event we are able to obtain financing, it may not be on favorable terms. In addition, we may not be able to enter into additional collaborations to reduce our funding requirements. If we acquire funds by issuing securities, dilution to existing stockholders will result, in addition to the dilution that occurred as a result of our September 2003 and April 2004 financings. If we raise funds through additional collaborations and license agreements, we will likely have to relinquish some or all of the rights to product candidates or technologies that we may have otherwise developed ourselves. If we are unable to obtain funding, we may be required to engage in another restructuring, cease development of some product candidates, further reduce the scope of our operations, sell the Company or certain of its assets or technologies or cease operations.

We may not meet all of The Nasdaq National Market’s continued listing requirements and we may be delisted, which could reduce the liquidity of our common stock and adversely affect our ability to raise additional necessary capital.

In order to continue trading on The Nasdaq National Market, we must comply with The Nasdaq National Market’s continued listing requirements, which require that we maintain a minimum stockholders’ equity of $10.0 million and a minimum closing bid price of $1.00 per share. Our stockholders’ equity was $9.3 million and $9.7 million as of March 31, 2004 and December 31, 2003, respectively, which did not satisfy the $10.0 million continued listing requirement. We believe that, after receipt of the net proceeds from our April 2004 financing, we satisfy the $10.0 million continued listing requirement as of the date of filing of this report. The Nasdaq National Market will monitor our ongoing compliance with listing requirements. If we fail to satisfy The Nasdaq National Market’s continued listing requirements at the time of our next quarterly report on Form 10-Q or at any other time in the future, our common stock may be delisted from The Nasdaq National Market. The delisting of our common stock may result in the trading of the stock on The Nasdaq SmallCap Market or the OTC Bulletin Board. Consequently, a delisting of our common stock from The Nasdaq National Market may reduce the liquidity of our common stock and adversely affect our ability to raise additional necessary capital.

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

We have experienced significant operating losses since our inception in 1987. As of March 31, 2004, we had an accumulated deficit of $158.4 million. We expect to continue to incur substantial operating expenses and net operating losses for the foreseeable future, which may hurt our ability to continue operations. We have not generated revenues from the commercialization of any product. All of our revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants, certain asset divestitures and interest income. We expect that substantially all of our revenues for the foreseeable future will result from similar sources. To achieve profitable operations, we, alone or with collaborators, must successfully identify, develop, register and market proprietary products. We do not expect to generate revenues from the commercialization of any product for at least six years (and this would assume approval of either our HIV or lung and colorectal product candidates, which may not occur). We may not be able to generate sufficient product revenue to become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or yearly basis.

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

Because there are not yet any therapeutic vaccines that have undergone the complete clinical development process and FDA review, there is still insufficient evidence that therapeutic vaccines will become products. Our business is dependent upon the concept of therapeutic vaccines and, therefore, if therapeutic vaccines were found not to be safe or effective, we would never commercialize a product candidate and would never make a profit.

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

If our collaboration or license arrangements are unsuccessful, our revenues and product development may be limited.

Our collaborations and license arrangements generally pose the following risks:

•	collaborators and licensees may not pursue further development and commercialization of potential products resulting from our collaborations or may elect not to renew research and development programs;

•	collaborators and licensees may delay clinical trials, underfund a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require new formulation of a product candidate for clinical testing;

•	expected revenue might not be generated because milestones may not be achieved and product candidates may not be developed;

•	collaborators and licensees could independently develop, or develop with third parties, products that could compete with our future products;

•	the terms of our contracts with our current or future collaborators and licensees may not be favorable to us in the future;

•	a collaborator or licensee with marketing and distribution rights to one or more of our products may not commit enough resources to the marketing and distribution of our products, limiting our potential revenues from the commercialization of a product;

•	disputes may arise delaying or terminating the research, development or commercialization of our product candidates, or result in significant and costly litigation or arbitration; and

•	collaborations and licensee arrangements may be terminated and we will experience increased operating expenses and capital requirements if we elect to pursue further development of the product candidate.

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

As of March 31, 2004, our officers, directors and those stockholders owning at least five percent of our outstanding stock together control approximately 42.4% of our outstanding common stock as converted and Pharmacia, now part of Pfizer, holds 100% of our preferred stock. If some or all of these officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval or disapproval of any proposed merger or financing or other business combination transaction. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership also could depress our stock price.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days prior to the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the evaluation date.

(b) Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in certain litigation arising out of our operations. We are not currently engaged in any legal proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 3.1	Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 2, 1991.(1)

Exhibit 3.2	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on April 2, 1993.(2)

Exhibit 3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 5, 1995.(3)

Exhibit 3.4	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 5, 1995.

Exhibit 3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 2, 1998.(4)

Exhibit 3.6	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 2, 1998.(4)

Exhibit 3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 12, 1998.(5)

Exhibit 3.8	Certificate of Designations of the Series S and Series S-1 Preferred Stock filed with the Secretary of State of Delaware on June 29, 1999.(6)

Exhibit 3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 1, 1999.(7)

Exhibit 3.10	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on September 23, 1999.(8)

Exhibit 3.11	Certificate of Decrease of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on September 23, 1999.(8)

Exhibit 3.12	Amended and Restated Bylaws of the Registrant.(9)

Exhibit 4.1	Reference is made to Exhibits 3.1 through 3.12.

Exhibit 4.2	Specimen certificate of the common stock.(1)

Exhibit 10.48	Second Amendment to the Collaboration Agreement dated October 7, 2003 between Epimmune and Genencor International, Inc.

Exhibit 10.49	Second Amendment to the License Agreement dated March 14, 2004 between Epimmune and Genencor International, Inc. (with certain confidential portions deleted). (10)

Exhibit 10.50	Third Amendment to the Collaboration Agreement dated March 16, 2004 between Epimmune and Innogenetics NV (with certain confidential portions deleted). (10)

Exhibit 10.51	Third Amendment to the License Agreement dated March 29, 2004 between Epimmune and Innogenetics NV (with certain confidential portions deleted). (10)

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted)

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted)

Exhibit 32.1	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted)

(1)	Incorporated by reference to the Company’s Form S-1 Registration Statement and Amendments thereto (File No. 33-43356).

(2)	Incorporated by reference to the Company’s Form 8-K, filed on March 22, 1993.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed on March 31, 1995.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, filed on August 14, 1998.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed on November 16, 1998.

(6)	Incorporated by reference to the Company’s Form 8-K, filed on July 16, 1999.

(7)	Incorporated by reference to the Company’s Definitive Proxy Statement, filed on Form DEF 14A on July 28, 1999.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed on November 15, 1999.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002.

(10)	Confidential Treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K during the quarter ended March 31, 2004

1.)	The Company filed a Report on Form 8-K on March 30, 2004 announcing its financial results for the quarter and year ended December 31, 2003, and announcing the assignment by the Company’s corporate partner, Genencor International, Inc., of its rights under the collaboration between the parties to Innogenetics NV.

EPIMMUNE INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPIMMUNE INC.

Date: May 10, 2004	By:	/s/ Emile Loria

Emile Loria, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 10, 2004	By:	/s/ Robert De Vaere

Robert De Vaere
Vice President, Finance and Administration,
Chief Financial Officer, Secretary
(Principal Financial and Accounting Officer)