Form 10-Q
period 2004-06-30
EPIMMUNE INC
filed 2004-08-11
CIK 822206

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004, or

[ ]	Transition Period Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From to .

Commission file number 0-19591

EPIMMUNE INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0245076

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5820 Nancy Ridge Drive
San Diego, California 92121
(Address of principal executive offices and zip code)

(858) 860-2500
(Registrant’s telephone number, including area code)

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

Common Stock: $.01 par value 16,004,263 shares outstanding as of August 11, 2004.

EPIMMUNE INC.
QUARTERLY REPORT
FORM 10-Q

* No information provided due to inapplicability of item.
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

EPIMMUNE INC.

CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,652	$6,416
Accounts Receivable	961	1,012
Prepaids and other current assets	247	186

Total current assets	10,860	7,614
Restricted long-term cash	354	472
Property and equipment, net	1,079	1,145
Patents and other assets	3,574	3,462

TOTAL ASSETS	$15,867	$12,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,160	$1,446
Deferred contract revenues	795	1,151
Accrued payroll and related expenses	188	173

Total current liabilities	2,143	2,770
Deferred rent	213	212
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, 1,409,288 shares issued and outstanding of Series S and S-1 convertible preferred stock at June 30, 2004 and December 31, 2003. Liquidation preference of $10,000,000 at June 30, 2004 and December 31, 2003.	14	14
Common stock, $.01 par value, 40,000,000 shares and 25,000,000 shares authorized, 16,004,263 shares and 13,490,618 shares issued and outstanding, respectively, at June 30, 2004 and December 31, 2003.	160	135
Additional paid-in capital	172,865	167,537
Deferred compensation	(246)	(50)
Accumulated deficit	(159,282)	(157,925)

Total stockholders’ equity	13,511	9,711

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,867	$12,693

See accompanying notes.

EPIMMUNE INC.

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues
License fees and milestones	$127	$246	$224	$449
Research grants and contract revenue	1,736	519	3,190	774
Related party revenue	—	1,023	1,026	1,996

Total revenues	1,863	1,788	4,440	3,219
Costs and expenses:
Research and development	2,232	2,835	4,639	5,446
General and administrative	522	1,042	1,180	1,725

Total costs and expenses	2,754	3,877	5,819	7,171
Loss from operations	(891)	(2,089)	(1,379)	(3,952)
Interest income, net	22	58	26	123
Other expense, net	(3)	(1)	(4)	(4)

Net loss	$(872)	$(2,032)	$(1,357)	$(3,833)

Net loss per share - basic and diluted	$(0.06)	$(0.17)	$(0.09)	$(0.33)

Shares used in computing net loss per share	15,782	11,742	14,619	11,709

See accompanying notes.

EPIMMUNE INC.

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended June 30,
	2004	2003
OPERATING ACTIVITIES
Net loss	$(1,357)	$(3,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest on note held by stockholder	—	(82)
Depreciation and amortization	440	417
Stock-based compensation	57	65
Deferred rent	1	10
Deferred revenue	(356)	429
Loss on disposal of assets	—	2
Write-off of abandoned patents	29	—
Change in operating assets and liabilities:
Prepaids and other current assets	(10)	(491)
Change in restricted long-term cash	118	—
Accounts payable and accrued liabilities	(197)	75
Accrued payroll and related expenses	15	6

Net cash used in operating activities	(1,260)	(3,402)
INVESTING ACTIVITIES
Purchase of property and equipment	(81)	(51)
Patents and other assets	(434)	(398)

Net cash used in investing activities	(515)	(449)
FINANCING ACTIVITIES
Net proceeds from issuance of common stock	5,011	44
Principal payments on notes payable to bank	—	(43)

Net cash provided by financing activities	5,011	1
Increase (decrease) in cash and cash equivalents	3,236	(3,850)
Cash and cash equivalents at beginning of year	6,416	9,745

Cash and cash equivalents at end of period	$9,652	$5,895

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$3	$3

See accompanying notes.

EPIMMUNE INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
June 30, 2004

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

The Company has an accumulated deficit of $159.3 million as of June 30, 2004. The Company’s ability to attain profitable operations is dependent upon obtaining sufficient working capital to complete the successful development of its products, FDA approval of its products, achieving market acceptance of such products and achievement of sufficient levels of revenue to support the Company’s cost structure. With existing cash and interest earned thereon, along with receipts from existing grants and contracts, the Company expects to be able to maintain its current level of operations through 2005, based on anticipated expenditures for, among other things, outside costs related to clinical trials and development activities for its new NIH contract for a preventative HIV vaccine, product formulation and manufacturing of product for use in clinical trials, medical and clinical consultant costs and preclinical development costs for additional vaccine candidates. If the Company is unable to obtain additional funding, it will be required to delay, reduce the scope of or eliminate one or more of its research and development projects, sell the Company or certain of its assets or technologies, or dissolve and liquidate all of its assets.

Earnings per share (“EPS”) is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period, excluding owned but unvested shares. There were 38,779 and 408,493 owned but unvested shares as of June 30, 2004 and June 30, 2003, respectively that were excluded from the earnings per share calculation. Diluted EPS reflects the potential dilution of securities that could share in our earnings, such as common stock equivalents that may be issuable upon exercise of outstanding common stock options or warrants as well as all shares of preferred stock, which may be converted into common stock. Prior to the application of the treasury stock method, common stock equivalents of 6,663,708 and 3,538,642 for the three months ended June 30, 2004 and 2003 have been excluded from EPS as the effect is antidilutive. The following table shows total shares outstanding as of June 30, 2004 and June 30, 2003, respectively, on a fully diluted basis, assuming full vesting and conversion of all common stock equivalents upon exercise of outstanding common stock options and warrants as well as conversion of all shares of preferred stock:

	2004	2003
Common stock outstanding	16,004,263	12,207,768
Preferred shares, as converted	1,787,572	1,608,448
Options outstanding	2,561,931	1,516,741
Warrants outstanding	2,275,426	4,960

Fully diluted shares	22,629,192	15,337,917

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

As required under SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the pro forma effects of stock-based compensation on net income and net earnings per common share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions for June 30, 2004 and June 30, 2003: risk-free interest rates of 4% and 6%, respectively; dividend yield of 0 for both periods; and a weighted average expected life for all options of six years. The volatility factor assumptions of the expected market price of the Company’s common stock were 90% and 123% for June 30, 2004 and 2003, respectively.

For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. The effect of applying SFAS No. 123 for purposes of providing pro forma disclosures is not likely to be representative of the effects on the Company’s operating results for future years because changes in the subjective input assumptions can materially affect future value estimates. Pro forma information for the three and six months ended June 30, 2004 and 2003 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Pro forma net loss	($1,354,000)	($2,198,000)	($2,055,000)	($4,165,000)
Pro forma net loss per share	($0.09)	($0.19)	($0.14)	($0.36)

2.	Genencor International, Inc. and Innogenetics NV

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

In March 2004, Genencor assigned its rights under the collaboration and license agreements to Innogenetics NV, which does not own an equity position in the Company and is not a related party. In connection with the assignment to Innogenetics, the Company extended the collaboration term with

Innogenetics through September 2005 and is now amortizing the remaining unamortized portion of the license fee over the extended term. In addition, Genencor agreed not to sell or otherwise dispose of any of the Company’s common stock it held, without the Company’s prior approval, for a minimum of twelve months. Innogenetics has the right to terminate the collaboration early, upon three months written notice, if Epimmune breaches its obligations under the collaboration agreement or upon certain force majeure events.

3.	National Cancer Institute

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

In May 2004, the Company received a grant from the NCI to support its continuing and detailed analysis of the immune responsiveness of patients immunized with the Company’s multi-epitope cancer vaccine candidate, EP-2101. The Company is currently conducting two Phase I/II trials with its EP-2101 vaccine, one in colorectal cancer and one in non-small cell lung cancer (NSCLC), at various sites in the U.S. The grant has a total potential value of approximately $0.8 million over two years. The Company will record the revenues from the grant as the services are performed.

4.	Private Placement

In April 2004, the Company completed a private placement of 2,466,379 shares of common stock and warrants to purchase up to 1,233,188 shares of common stock to selected institutional and accredited investors, including current shareholders, for a total purchase price of $5.5 million. The Company received net proceeds of $5.0 million. Each security issued was the combination of one share of common stock and, for each two shares of common stock purchased, a warrant to purchase one share of common stock. Each security was priced at the market value of $2.2125, which was equal to or greater than the sum of the closing bid price of Epimmune common stock as quoted on the Nasdaq National Market on the date of execution of the purchase agreements, and $0.0625, the imputed value of a warrant to purchase one share of common stock. In addition, the Company issued warrants to purchase an aggregate of 250,000 shares of its common stock to a placement agent for services rendered in connection with the private placement. Each warrant, including the warrant issued to the placement agent, has a three-year term and an exercise price equal to 120% of $2.2125 or $2.655 per share.

The Company’s stockholders’ equity was $9.3 million and $9.7 million as of March 31, 2004 and December 31, 2003, respectively. On April 1, 2004, the Company received a letter from the Nasdaq National Market notifying the Company that it was not in compliance with the minimum $10.0 million stockholders’ equity requirement for continued listing on the Nasdaq National Market. After receipt of the proceeds from the private placement, the Company believes that it satisfies the $10.0 million continued listing requirement of the Nasdaq National Market as of the date of filing of this report. The Company’s ongoing compliance with the minimum stockholders’ equity requirement will be monitored by the Nasdaq National Market and, if the Company does not comply with the minimum stockholders’ equity requirement at the time of its quarterly report for the second quarter of 2004 or at any other time in the future, the Company may be subject to delisting. As of June 30, 2004, the Company’s stockholders’ equity was $13.5 million.

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

Since 1997, we have devoted substantially all of our resources to the discovery and development of potential therapeutic and prophylactic products. To date, we have not received any revenues from the sale of products. We began a Phase I/II clinical trial targeting HIV in September 2002 and a Phase I/II clinical trial targeting lung and colorectal cancer in February 2003. We have funded our research and development primarily from equity-derived working capital and through strategic alliances and collaborations with other companies. We have not been profitable since our inception and expect to incur substantial operating losses for at least the next several years. As of June 30, 2004, our accumulated deficit was approximately $159.3 million.

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

In April 2004, we completed a private placement of 2,466,379 shares of common stock and warrants to purchase up to 1,233,188 shares of common stock to selected institutional and accredited investors, including current shareholders, for a total purchase price of $5.5 million. We received net proceeds of $5.0 million. The purchase price of each security, which is the combination of one share of common stock and, for each two shares of common stock purchased, a warrant to purchase one share of common stock, was priced at the market value of $2.2125, which was equal to or greater than the sum of the closing bid price of our common stock as quoted on the Nasdaq National Market on the date of execution of the purchase agreements, and $0.0625, the imputed value of a warrant to purchase one share of common stock. In addition, we issued warrants to purchase an aggregate of 250,000 shares of our common stock to a placement agent for services rendered in connection with the private placement. Each warrant, including the warrant issued to the placement agent, has a three-year term and an exercise price equal to 120% of $2.2125 or $2.655 per share.

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

Investment Policy

The primary objective of our investment activities is to preserve principal while at the same time achieving competitive yields, without significantly increasing risk. To achieve this objective, we primarily invest in cash and money market accounts as well as A1 or P1 or higher rated debt securities with maturities of less than two years, with the weighted average maturity not to exceed eighteen months. We also attempt to minimize our portfolio risk by placing constraints on how much of our portfolio may be held in a specific type of investment such as asset-backed securities or collateralized mortgage obligations as well as limiting our holdings in any one issuer. At June 30, 2004, our investment portfolio included only cash and money market accounts and had no fixed-income securities.

Results of Operations

Three months ended June 30, 2004, as compared with three months ended June 30, 2003.

We had total revenues of $1.9 million in the three months ended June 30, 2004 compared to $1.8 million in the three months ended June 30, 2003. In the three months ended June 30, 2004, a $1.2 million increase in research grants and contract revenue was offset by a $1.0 million decrease in related party revenue and a $0.1 million decrease in licensing and milestone revenue. The increase in research grants and contract revenue during the second quarter of 2004 was primarily due to reimbursement under new grants and contracts received from the NIH in the second half of 2003 and recognition of reimbursements under our collaboration agreement with Innogenetics as contract revenue rather than related party revenue following Genencor’s assignment of its rights under our collaboration and license agreements to Innogenetics. Innogenetics does not own an equity position in Epimmune and, therefore, is not a related party and reimbursements under our collaboration agreement with them are now recorded as contract revenue. The decrease in related party revenue during the three months ended June 30, 2004, compared to the three months ended June 30, 2003, was also a result of the assignment by Genencor to Innogenetics. The decrease in licensing and milestone revenue during the second quarter of 2004 was a result of previously received evaluation and license option fees being fully amortized into revenue by the end of 2003.

Research and development expenses decreased to $2.2 million in the three months ended June 30, 2004 from $2.8 million in the three months ended June 30, 2003. The decrease in the three months ended June 30, 2004 relates primarily to reductions in labor and associated costs as a result of our work force reduction in September 2003. Also, the 2003 results included charges for the manufacture of vaccine for one of our HIV product candidates.

General and administrative costs were approximately $0.5 million in the three months ended June 30, 2004 and $1.0 million in the three months ended June 30, 2003. The decrease in the second quarter of 2004 was primarily due to the inclusion of a write-off of approximately $0.5 million for legal, investment banking, accounting and other expenses, during the second quarter of 2003, related to our previously proposed merger with Anosys, Inc., which was terminated.

Net interest income was negligible in the three months ended June 30, 2004 and approximately $0.1 million in the three months ended June 30, 2003. The decrease in interest income was primarily due to the prepayment, in the second quarter of 2003, of the interest bearing note issued for the purchase of shares by Dr. Emile Loria, our president and chief executive officer, in January 2001.

Six months ended June 30, 2004 as compared with six months ended June 30, 2003.

In the six months ended June 30, 2004, we had total revenues of $4.4 million, as compared to $3.2 million in revenue in the six months ended June 30, 2003. The increase in the six months ended June 30, 2004 relates primarily to a $2.4 million increase in research grants and contract revenue, offset by a $1.0 million decrease in related party revenue and a $0.2 million decrease in licensing and milestone revenue. The increase in research grants and contract revenue during the first six months of 2004 was primarily due to reimbursement under new grants and contracts received from the NIH in the second half of 2003 and recognition of reimbursements under our collaboration agreement with Innogenetics as contract revenue rather than related party revenue following Genencor’s assignment of its rights under our collaboration and license agreements to Innogenetics. Innogenetics does not own an equity position in Epimmune and, therefore, is not a related party and reimbursements under our collaboration agreement with them are now recorded as contract revenue. The decrease in related party revenue during the six months ended June 30, 2004, compared to the six months ended June 30, 2003, was also a result of the assignment by Genencor to Innogenetics. The decrease in licensing and milestone revenue during the first six months of 2004 was a result of previously received evaluation and license option fees being fully amortized into revenue by the end of 2003.

Research and development expenses decreased to $4.6 million in the six months ended June 30, 2004 from $5.4 million in the six months ended June 30, 2003. The decrease in the six months ended June 30, 2004 relates primarily to reductions in labor and associated costs as a result of our work force reduction in September 2003. Also, the 2003 results included charges for the manufacture of vaccine for one of our HIV product candidates. We expect to incur research and development costs in 2004 for, among other things, outside costs related to clinical trials and development activities for our new NIH contract for a preventive HIV vaccine, product formulation and manufacturing of product for use in clinical trials, medical and clinical consultant costs and preclinical development costs for additional vaccine candidates.

General and administrative costs were approximately $1.2 million in the six months ended June 30, 2004 and $1.7 million in the six months ended June 30, 2003. The decrease in the first six months of 2004 was primarily due to the inclusion of a write-off of approximately $0.5 million for legal, investment banking, accounting and other expenses, during the 2003 period, related to our previously proposed merger with Anosys, which was terminated. We expect our general and administrative expenses to continue to decrease in 2004 over corresponding 2003 levels due to reductions in labor and associated costs as a result of our work force reduction in September 2003.

Net interest income was negligible in the six months ended June 30, 2004 and approximately $0.1 million in the six months ended June 30, 2003. The decrease in interest income was primarily due to the prepayment, in the second quarter of 2003, of the interest bearing note issued for the purchase of shares by Dr. Emile Loria, our president and chief executive officer, in January 2001.

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

Liquidity and Capital Resources

We have financed operations since inception primarily through private placements of equity securities, two public common stock offerings, revenues under collaborative research and development agreements, grant revenues, certain asset divestitures and interest income. Through June 30, 2004, we had raised approximately $170.1 million from the sale of equity securities. As of June 30, 2004, we had 17,791,835 shares outstanding on an as-converted to common stock basis, assuming conversion of preferred shares.

As of June 30, 2004, our cash and cash equivalents were $9.7 million compared to $6.4 million at December 31, 2003. The increase was due to a private placement in April 2004 in which we raised net proceeds of approximately $5.0 million. The proceeds of the private placement were partially offset by cash used for operations, primarily to fund three ongoing clinical trials. We expect to continue to use our cash and cash equivalents to fund our ongoing and future clinical trials, as well as drug research and development programs.

Capital expenditures were approximately $0.1 million in the six months ended June 30, 2004 and in the six months ended June 30, 2003. In the past, we have financed our laboratory equipment and research and office facilities primarily through operating lease arrangements and a note payable. We fully paid off our note payable as of the end of the first quarter of 2003. During 2004, we anticipate that payments related to capital expenditures will increase modestly compared to 2003 levels to a range of approximately $0.3 million to $0.4 million, primarily for the purchase of equipment to support our clinical trials. We will also pay approximately $0.6 million in rent on our lease commitments during 2004. The future minimum rental commitment for the lease of our facility will range from approximately $0.6 million to $0.7 million each year over six years, based upon pre-established annual rent increases.

Payments related to capitalized patent expenses were $0.4 million in the six months ended June 30, 2004 and in the six months ended June 30, 2003. We expect payments related to patents to be relatively flat in 2004 compared to 2003 as we anticipate seeing a full year of benefit of our portfolio consolidation with one outside law firm, and as we continue to perform administrative tasks in house whenever possible as we pursue filings and claims in our intellectual property portfolio.

Although we expect our use of cash to continue decreasing in 2004, we expect to incur higher research and development expenditures in 2004 compared to 2003 levels in connection with our ongoing drug research and development programs, including costs related to clinical trials, research and development activities on sponsored programs and on grants and contracts, preclinical testing of product candidates and manufacturing of clinical supplies. We intend to seek collaborative research and development relationships with suitable corporate partners and U.S. government agencies. We have in the past and may in the future also license to third parties some of our technology in markets that we are not pursuing ourselves or through our collaborations. Any agreements that may result from these discussions may not successfully reduce our funding requirements or, if entered into, may be terminated.

We currently anticipate that total revenue for 2004 will be in the range of $8.5 million to $10.0 million, which includes anticipated grant and contract revenue, related party revenue and certain license fees. Our estimate assumes that we recognize revenue from milestone or licensing payments under existing agreements with third parties related to the licensing of our technology. We also anticipate that operating expenses for the full year 2004 will be between approximately $14.0 million and $15.0 million, compared to $14.4 million in 2003. The possible rise in expenses relates to our ongoing Phase I/II clinical trials targeting HIV, lung cancer and colorectal cancer and an increase in expenses under funded grants and contracts from the NIH. We also anticipate using some of our cash in 2004 to fund certain activities in our collaboration with Bavarian Nordic. We will share equally with Bavarian Nordic in all research related expenses not covered under our HIV vaccine contract from the NIH and have included these anticipated expenditures in our operating expense forecast for 2004. We will also become liable in 2004 for payment of license fees of up to $0.1 million.

With existing cash and interest earned thereon, along with receipts from existing grants and contracts, we expect to be able to maintain our current level of operations through 2005, based on anticipated expenditures for, among other things, outside costs related to clinical trials and development activities for our new NIH contract for a preventative HIV vaccine, product formulation and manufacturing of product for use in clinical trials, medical and clinical consultant costs and preclinical development costs for additional vaccine candidates.. We will continue to spend substantial amounts on research and development, including amounts spent for manufacturing clinical supplies, conducting clinical trials for our product candidates and advancing development of certain sponsored and partnered programs. Therefore, we will need to obtain additional funding. We do not have committed external sources of funding and may not be able to obtain any additional funding, especially if volatile market conditions persist for biotechnology companies. If we are unable to obtain additional funding, we will be required to delay, further reduce the scope of or eliminate one or more of our research and development projects, sell the Company or certain of its assets or technologies, or dissolve and liquidate all of its assets. As of June 30, 2004, we had approximately $9.7 million in cash and cash equivalents. Our future operational and capital requirements will depend on many factors, including:

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

As is typical in the biotechnology industry, our commercial success will depend in part on not infringing upon the patent or other proprietary rights of others and maintaining the technology licenses upon which our products might be based. Our business is also subject to other significant risks, including the uncertainties associated with our ability to enter into and maintain collaborations, lengthy regulatory approval processes, and potential competition from other products. Even if our products appear promising at an early stage of development, they may not reach the market for a number of reasons. Such reasons include, but are not limited to, our inability to fund clinical development of such products, or the possibilities that the potential products will be found ineffective during clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale or be uneconomical to market.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2004, our investment portfolio included only cash and money market accounts and had no fixed-income securities. There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

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

We will continue to spend substantial amounts on research and development, including amounts spent for manufacturing clinical supplies, conducting clinical trials for our product candidates and advancing development of certain sponsored and partnered programs. Therefore, we will need to raise additional funding, in addition to the approximately $5.5 million we raised in April 2004. We do not have committed external sources of funding and may not be able to obtain any additional funding, especially if volatile market conditions persist for biotechnology companies. If we are unable to obtain additional funding, we will be required to delay, further reduce the scope of or eliminate one or more of our research and development projects, sell the Company or certain of its assets or technologies, or dissolve and liquidate all of its assets. As of June 30, 2004, we had approximately $9.7 million in cash and cash equivalents. Our future operational and capital requirements will depend on many factors, including:

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

In order to continue trading on The Nasdaq National Market, we must comply with The Nasdaq National Market’s continued listing requirements, which require that we maintain a minimum stockholders’ equity of $10.0 million and a minimum closing bid price of $1.00 per share. Our stockholders’ equity was $9.3 million and $9.7 million as of March 31, 2004 and December 31, 2003, respectively, which did not satisfy the $10.0 million continued listing requirement. As of June 30, 2004, our stockholders’ equity was $13.5 million and we satisfy the $10.0 million continued listing requirement as of the date of filing of this report. The Nasdaq National Market will monitor our ongoing compliance with listing requirements. If we fail to satisfy The Nasdaq National Market’s continued listing requirements at the time of our next quarterly report on Form 10-Q or at any other time in the future, our common stock may be delisted from The Nasdaq National Market. The delisting of our common stock may result in the trading of the stock on The Nasdaq SmallCap Market or the OTC Bulletin Board. Consequently, a delisting of our common stock from The Nasdaq National Market may reduce the liquidity of our common stock and adversely affect our ability to raise additional necessary capital.

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

The data collected from clinical trials may not be sufficient to support regulatory approval of any of our products, and the U.S. Food and Drug Administration, or FDA may not ultimately approve any of our therapeutic products for commercial sale, which will adversely affect our revenues and prospects. If we fail to commence or complete, or experience delays in, any of our planned clinical trials, our operating income, our stock price and our ability to conduct our business as currently planned could be harmed.

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

We have experienced significant operating losses since our inception in 1987. As of June 30, 2004, we had an accumulated deficit of $159.3 million. We expect to continue to incur substantial operating expenses and net operating losses for the foreseeable future, which may hurt our ability to continue operations. We have not generated revenues from the commercialization of any product. All of our revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants, certain asset divestitures and interest income. We expect that substantially all of our revenues for the foreseeable future will result from similar sources. To achieve profitable operations, we, alone or with collaborators, must successfully identify, develop, register and market proprietary products. We do not expect to generate revenues from the commercialization of any product for at least six years (and this would assume approval of either our HIV or lung and colorectal product candidates, which may not occur). We may not be able to generate sufficient product revenue to become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or yearly basis.

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

We are an early stage research and development company, and only commenced our first Phase I/II clinical trials for two of our vaccines within the past two years. There are many factors outside of our control that may affect the timing of completion of our current clinical trials, and any future clinical trials may not commence when planned or be completed within any anticipated time frame. We have already experienced unexpected delays in filing an investigative new drug application, or IND for our therapeutic vaccine candidate targeting HIV, due to additional time necessary to complete all of the animal safety studies that were contemplated in our pre-IND discussions with the FDA. We may experience unexpected delays in our research and development efforts that would require us to postpone the commencement or completion of clinical trials of other vaccine candidates. The FDA may comment or raise concerns or questions with respect to any IND that we file and, therefore, clinical trials may not begin when planned, if at all.

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

The market prices for securities of biotechnology companies, including our common stock, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are not necessarily related to the operating performance of such companies. From January 1, 2003 through June 30, 2004, our closing stock price has ranged from $0.760 to $3.166 and has been and will continue to be influenced by general market and industry conditions. In addition, the following factors may have a significant effect on the market price of our common stock:

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

As of June 30, 2004, our officers, directors and those stockholders owning at least five percent of our outstanding stock together control approximately 33.3% of our outstanding common stock as converted and Pharmacia, now part of Pfizer, holds 100% of our preferred stock. If some or all of these officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval or disapproval of any proposed merger or financing or other business combination transaction. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership also could depress our stock price.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the evaluation date.

(b)	Changes in Internal Controls

There have been no changes in our internal controls during the period covered by this report that has materially affected, or is likely to materially affect, our internal controls.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we are involved in certain litigation arising out of our operations. We are not currently engaged in any legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2004 Annual Meeting of Stockholders, or the Annual Meeting, was held on June 15, 2004. The matters voted on at the Annual Meeting were:

1.	To elect the members of the Board of Directors.

2.	To approve an amendment to the Epimmune Inc. 2000 Stock Plan, as amended, to increase the number of shares of the Company’s Common Stock available for issuance under such plan from 1,600,000 to 2,600,000 shares.

3.	To ratify the selection by the Audit Committee of the Company’s Board of Directors of Ernst & Young LLP, as independent auditors for the Company, for the year ending December 31, 2004.

4.	To approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to (i) increase the total number of authorized shares from 35,000,000 to 50,000,000 and (ii) increase the number of authorized shares of Common Stock from 25,000,000 to 40,000,000.

At the Annual Meeting, 13,104,661 shares of Common Stock out of a total of 15,992,001 shares of Common Stock outstanding at the record date were represented in person or by proxy, 859,666 shares of Series S Preferred Stock (1,237,950 on an as converted to common stock basis) out of a total of 859,666 shares of Series S Preferred Stock (1,237,950 on an as converted to common stock basis) outstanding at a record date were represented in person or by proxy and 549,622 shares of Series S-1 Preferred Stock out of a total of 549,622 shares of Series S-1 Preferred Stock outstanding at the record date were represented in person or by proxy. The holder of preferred stock votes its shares on all matters to be voted upon at the Annual Meeting on an as-converted to common stock basis.

The results of the stockholders’ vote on each matter are set forth below:

1.	Election of the members of the Board of Directors.

Nominees	For	Withheld
Howard E. Greene, Jr.	14,288,162	604,071
William T. Comer, Ph.D.	13,610,196	1,282,037
Michael G. Grey	13,878,722	1,013,511
Georges Hibon	13,878,722	1,013,511
Emile Loria, M.D.	14,556,688	335,545
John P. McKearn, Ph.D.	14,288,162	604,071

2.	Approve an amendment to the Epimmune Inc. 2000 Stock Plan, as amended, to increase the number of shares of the Company’s Common Stock available for issuance under such plan from 1,600,000 to 2,600,000 shares.

Votes
For	6,942,800
Against	1,522,977
Abstain	143,954
Unvoted	6,282,502

3.	Ratify the selection by the Audit Committee of the Company’s Board of Directors of Ernst &Young LLP, as independent auditors for the year ending December 31, 2003.

Votes
For	14,850,343
Against	21,973
Abstain	19,917

4.	To approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to (i) increase the total number of authorized shares from 35,000,000 to 50,000,000 and (ii) increase the number of authorized shares of Common Stock from 25,000,000 to 40,000,000.

Votes
For	13,193,652
Against	1,663,969
Abstain	34,612

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 3.1	Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 2, 1991.(1)

Exhibit 3.2	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on April 2, 1993.(2)

Exhibit 3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 5, 1995.(3)

Exhibit 3.4	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 5, 1995.

Exhibit 3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 2, 1998.(4)

Exhibit 3.6	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 2, 1998.(4)

Exhibit 3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 12, 1998.(5)

Exhibit 3.8	Certificate of Designations of the Series S and Series S-1 Preferred Stock filed with the Secretary of State of Delaware on June 29, 1999.(6)

Exhibit 3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 1, 1999.(7)

Exhibit 3.10	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on September 23, 1999.(8)

Exhibit 3.11	Certificate of Decrease of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on September 23, 1999.(8)

Exhibit 3.12	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 17, 2004.(9)

Exhibit 3.13	Amended and Restated Bylaws of the Registrant.(10)

Exhibit 4.1	Reference is made to Exhibits 3.1 through 3.13.

Exhibit 4.2	Specimen certificate of the common stock.(1)

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

(1)	Incorporated by reference to the Company’s Form S-1 Registration Statement and Amendments thereto filed with Securities and Exchange Commission (the “SEC”) (File No. 33-43356).

(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 22, 1993.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the SEC on March 31, 1995.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, filed with the SEC on August 14, 1998.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the SEC on November 16, 1998.

(6)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on July 16, 1999.

(7)	Incorporated by reference to the Company’s Definitive Proxy Statement, filed with the SEC on Form DEF 14A on July 28, 1999.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed with the SEC on November 15, 1999.

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on July 2, 2004.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the SEC on March 29, 2002.

(b)	Reports on Form 8-K

1.)	The Company filed a Report on Form 8-K on April 13, 2004 announcing the completion of a private placement of common stock and warrants to purchase common stock.

2.)	The Company filed a Report on Form 8-K on May 10, 2004 announcing its financial results for the quarter ended March 31, 2004.

3.)	The Company filed a Report on Form 8-K on June 7, 2004 announcing preliminary data from ongoing Phase I/II clinical trials.

4.)	The Company filed a Report on Form 8-K on July 14, 2004 announcing the presentation of preliminary HIV clinical trial data and notice of NIH intention to fund $2.8 million for Malaria vaccine development.

EPIMMUNE INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPIMMUNE INC.
Dated: August 11, 2004	By:	/s/ Emile Loria
Emile Loria, M.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 11, 2004	By:	/s/ Robert De Vaere
Robert De Vaere
Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)