Form 10-Q
period 2004-09-30
EPIMMUNE INC
filed 2004-11-10
CIK 822206

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004, or

[ ]	Transition Period Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From _____ to ______.

Commission file number 0-19591

EPIMMUNE INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0245076

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Common Stock: $.01 par value 16,004,263 shares outstanding as of November 10, 2004.

EPIMMUNE INC.
QUARTERLY REPORT
FORM 10-Q

* No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

EPIMMUNE INC.

CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,427	$6,416
Accounts receivable	1,369	1,012
Prepaids and other current assets	191	186

Total current assets	9,987	7,614
Restricted long-term cash	354	472
Property and equipment, net	1,170	1,145
Patents and other assets	3,552	3,462

TOTAL ASSETS	$15,063	$12,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,151	$1,446
Deferred contract revenues	726	1,151
Accrued payroll and related expenses	319	173

Total current liabilities	2,196	2,770
Deferred rent	212	212
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, 1,409,288 shares issued and outstanding of Series S and S-1 convertible preferred stock at September 30, 2004 and December 31, 2003. Liquidation preference of $10,000,000 at September 30, 2004 and December 31, 2003.	14	14
Common stock, $.01 par value, 40,000,000 shares and 25,000,000 shares authorized, 16,004,263 shares and 13,490,618 shares issued and outstanding, respectively, at September 30, 2004 and December 31, 2003.	160	135
Additional paid-in capital	172,902	167,537
Deferred compensation	(211)	(50)
Accumulated deficit	(160,210)	(157,925)

Total stockholders’ equity	12,655	9,711

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,063	$12,693

See accompanying notes.

EPIMMUNE INC.

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended Sept 30,		Nine months ended Sept 30,
	2004	2003	2004	2003
Revenues
License fees and milestones	$119	$553	$343	$1,001
Research grants and contract revenue	1,957	664	5,147	1,438
Related party revenue	—	794	1,026	2,791

Total revenues	2,076	2,011	6,516	5,230
Costs and expenses:
Research and development	2,529	2,280	7,168	7,726
General and administrative	502	1,457	1,682	3,182
Restructuring costs	—	344	—	344

Total costs and expenses	3,031	4,081	8,850	11,252
Loss from operations	(955)	(2,070)	(2,334)	(6,022)
Interest income, net	29	52	55	175
Other expense, net	(2)	(3)	(6)	(7)

Net loss	$(928)	$(2,021)	$(2,285)	$(5,854)

Net loss per share - basic and diluted	$(0.06)	$(0.17)	$(0.15)	$(0.49)

Shares used in computing net loss per share	15,975	12,132	15,074	11,851

See accompanying notes.

EPIMMUNE INC.

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended September 30,
	2004	2003
OPERATING ACTIVITIES
Net loss	$(2,285)	$(5,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest on note held by stockholder	—	(123)
Depreciation and amortization	669	653
Stock-based compensation	84	746
Deferred rent	—	12
Deferred revenue	(425)	415
Loss on disposal of assets	—	2
Write-off of abandoned patents	29	—
Change in operating assets and liabilities:
Accounts receivable	(357)	(479)
Prepaids and other current assets	(5)	17
Change in restricted long-term cash	118	—
Accounts payable and accrued liabilities	(161)	146
Accrued payroll and related expenses	146	(18)

Net cash used in operating activities	(2,187)	(4,483)
INVESTING ACTIVITIES
Purchase of property and equipment	(248)	(106)
Patents and other assets	(565)	(649)

Net cash used in investing activities	(813)	(755)
FINANCING ACTIVITIES
Net proceeds from issuance of common stock	5,011	3,675
Principal payments on notes payable to bank	—	(43)

Net cash provided by financing activities	5,011	3,632
Increase (decrease) in cash and cash equivalents	2,011	(1,606)
Cash and cash equivalents at beginning of year	6,416	9,745

Cash and cash equivalents at end of period	$8,427	$8,139

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$4	$4

Reclassification of unvested common shares from equity to liabilities	$—	$230

Reclassification of vested common shares from liabilities to equity	$134	$—

See accompanying notes.

EPIMMUNE INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
September 30, 2004

1. Basis of Presentation

The interim unaudited condensed financial statements contained herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In management’s opinion, the unaudited information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year. The financial statements should be read in conjunction with the audited consolidated financial statements and disclosures thereto included in the Company’s Form 10-K, as amended, for the year ended December 31, 2003.

The Company has an accumulated deficit of $160.2 million as of September 30, 2004. The Company’s ability to attain profitable operations is dependent upon obtaining sufficient working capital to complete the successful development of its products, regulatory approval of its products, achieving market acceptance of such products and achievement of sufficient levels of revenue to support the Company’s cost structure. With existing cash and interest earned thereon, along with receipts from existing grants and contracts, the Company expects to be able to maintain its currently planned operations through 2005, based on anticipated expenditures for, among other things, outside costs related to clinical trials and development activities for its new contract with the National Institutes of Health (“NIH”) for a preventative HIV vaccine, product formulation and manufacturing of product for use in clinical trials, medical and clinical consultant costs and preclinical development costs for additional vaccine candidates. If the Company is unable to obtain additional funding, it will be required to delay, reduce the scope of or eliminate one or more of its research and development projects, sell the Company or certain of its assets or technologies, or dissolve and liquidate all of its assets.

Earnings per share (“EPS”) is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period, excluding owned but unvested shares. There were 20,851 and 92,172 owned but unvested shares as of September 30, 2004 and 2003, respectively, that were excluded from the earnings per share calculation. Diluted EPS reflects the potential dilution of securities that could share in the Company’s earnings, such as common stock equivalents that may be issuable upon exercise of outstanding common stock options or warrants as well as all shares of preferred stock, which may be converted into common stock. Prior to the application of the treasury stock method, common stock equivalents of 6,450,413 and 4,732,973 for the nine months ended September 30, 2004 and 2003, respectively, have been excluded from EPS as the effect is antidilutive. The following table shows total shares outstanding as of September 30, 2004 and 2003, respectively, on a fully diluted basis, assuming full vesting and conversion of all common stock equivalents upon exercise of outstanding common stock options and warrants as well as conversion of all shares of preferred stock:

	2004	2003
Common stock outstanding	16,004,263	13,454,474
Preferred shares, as converted	1,787,572	1,703,298
Options outstanding	2,366,564	2,140,305
Warrants outstanding	2,275,426	797,198

Fully diluted shares	22,433,825	18,095,275

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

As required under SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the pro forma effects of stock-based compensation on net income and net earnings per common share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions for September 30, 2004 and September 30, 2003: risk-free interest rates of 4% and 6%, respectively; dividend yield of zero for both periods; and a weighted average expected life for all options of six years. The volatility factor assumptions of the expected market price of the Company’s common stock were 64% and 128% for September 30, 2004 and 2003, respectively.

For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. The effect of applying SFAS No. 123 for purposes of providing pro forma disclosures is not likely to be representative of the effects on the Company’s operating results for future years because changes in the subjective input assumptions can materially affect future value estimates. Pro forma information for the three and nine months ended September 30, 2004 and 2003 is as follows:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2004	2003	2004	2003
Pro forma net loss	($1,162,000)	($2,211,000)	($3,217,000)	($6,376,000)
Pro forma net loss per share	($0.07)	($0.18)	($0.21)	($0.54)

The Financial Accounting Standards Board (“FASB”) is expected to issue in the fourth quarter of 2004 FASB Statement 123R, Share-Based Payment (FAS 123R). If adopted as currently contemplated, FAS 123R would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and recognize such costs in the statement of operations. FAS 123R would be effective for public companies for periods beginning after June 15, 2005 and could be adopted as of January 1, 2005 or retroactively to all prior periods. To the extent that the Company recognizes employee compensation cost retroactively for prior periods, the compensation costs reflected above would be recognized in our statement of operations. Management is currently evaluating the impact of FAS 123R, if adopted as currently contemplated, and has not determined when it will adopt the standard.

2. Genencor International, Inc. and Innogenetics NV

In July 2001, the Company entered into a collaboration with Genencor International, Inc. to develop vaccines to treat or prevent hepatitis B virus, hepatitis C virus and human papilloma virus. Pursuant to the agreement, Epimmune exclusively licensed to Genencor its PADRE® and epitope technologies for vaccines to treat or prevent hepatitis B, hepatitis C and human papilloma virus. In connection with this collaboration, the Company received an upfront license fee, which is being amortized over the collaboration term. In addition, Genencor made an initial ten percent equity investment in Epimmune common stock at a premium to the market price. The agreement provided for the Company to receive up to a total of approximately $60 million in payments, including the initial equity investment but excluding royalties. In January 2002, Epimmune received a payment from Genencor for achievement of the first milestone, identification of a product candidate to treat chronic hepatitis B infection. In February 2004, the Company announced it had earned a milestone payment from Genencor as a result of Genencor filing an Investigational New Drug Application, or IND, for a vaccine to treat hepatitis B. The milestone payments were recognized as revenue when received. The collaboration revenues have been recognized as incurred. In addition, Genencor fully funded Epimmune’s research in these specific indications and was obligated to pay the Company royalties on sales of any products that may have been developed under the collaboration. All revenues from Genencor have been included in related party revenue. The initial collaboration had a term through September 2003, and in October 2002, was extended to September 2004.

In March 2004, Genencor assigned its rights under the collaboration and license agreements to Innogenetics NV, which does not own an equity position in the Company and is not a related party. In connection with the assignment to Innogenetics, the Company extended the collaboration term with Innogenetics through September 2005 and is now amortizing the remaining unamortized portion of the license fee into revenue over the extended term. In addition, Genencor agreed not to sell or otherwise dispose of any of the Company’s common stock it held, without the Company’s prior approval, for a minimum of twelve months. Innogenetics has the right to terminate the collaboration early, upon three months written notice, if Epimmune breaches its obligations under the collaboration agreement or upon certain force majeure events.

3. National Cancer Institute

In March 2004, the Company received a grant from the National Cancer Institute (“NCI”), an institute of the NIH, to define and conduct preclinical testing of a multi-epitope, clinical vaccine candidate for ovarian and breast cancer. The Company will collaborate with investigators at the University of Washington on the program with an objective of designing a vaccine to induce helper T cell (“HTL”) responses directed against multiple tumor associated antigens (“TAA”), in order to prevent or delay disease recurrence after surgery and chemotherapy. The Phase 1 grant has a total potential value of approximately $0.6 million over two years. From the Phase 1 program, it is contemplated that a multi-epitope based vaccine will be designated for development and clinical testing in a potential Phase 2 program. The Company will record the revenues from the grant as the services are performed.

In May 2004, the Company received a grant from the NCI to support its continuing and detailed analysis of the immune responsiveness of patients immunized with the Company’s multi-epitope cancer vaccine candidate, EP-2101. The Company is currently conducting two Phase 1/2 trials with its EP-2101 vaccine, one in colorectal cancer and one in non-small cell lung (“NSCL”) cancer, at various sites in the U.S. The grant has a total potential value of approximately $0.8 million over two years. The Company will record the revenues from the grant as the services are performed over the contract period.

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

The Company’s stockholders’ equity was $9.3 million and $9.7 million as of March 31, 2004 and December 31, 2003, respectively. On April 1, 2004, the Company received a letter from the Nasdaq National Market notifying the Company that it was not in compliance with the minimum $10.0 million stockholders’ equity requirement for continued listing on the Nasdaq National Market. After receipt of the proceeds from the private placement, the Company believes that it satisfies the $10.0 million continued listing requirement of the Nasdaq National Market as of the date of filing of this report. The Company’s ongoing compliance with the minimum stockholders’ equity requirement will be monitored by the Nasdaq National Market and, if the Company does not comply with the minimum stockholders’ equity requirement at the time of its quarterly report for the second quarter of 2004 or at any other time in the future, the Company may be subject to delisting. As of September 30, 2004, the Company’s stockholders’ equity was $12.7 million.

5. NIH Malaria Contract

In July 2004, the Company received written notice from the NIH exercising a three-year, $2.8 million contract option for Epimmune to conduct preclinical development of a multi-epitope malaria vaccine. The NIH decision followed Epimmune meeting predetermined Phase A criteria in which the Company demonstrated the preclinical feasibility of a vaccine that would target malaria in all human ethnicities. The Phase B preclinical development program objective is design of a vaccine candidate suitable for human testing. The Company will record the revenues from the grant as the services are performed.

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

Since 1997, we have devoted substantially all of our resources to the discovery and development of potential therapeutic and prophylactic products. To date, we have not received any revenues from the sale of products. We began a Phase 1/2 clinical trial targeting HIV in September 2002 and two Phase 1/2 clinical trials targeting lung cancer and colorectal cancer in February 2003. We have funded our research and development primarily from equity-derived working capital and through strategic alliances and collaborations with other companies. We have not been profitable since our inception and expect to incur substantial operating losses for at least the next several years. As of September 30, 2004, our accumulated deficit was approximately $160.2 million.

In July 2001, we entered into a collaboration with Genencor International, Inc. to develop vaccines to treat or prevent hepatitis B virus, hepatitis C virus and human papilloma virus. In February 2004, we announced that we had earned a milestone payment from Genencor as a result of Genencor filing an Investigational New Drug Application, or IND, for a vaccine to treat hepatitis B, the lead program in the collaboration. In March 2004, Genencor assigned its rights under our collaboration to Innogenetics NV. In connection with the assignment by Genencor, we extended the collaboration term with Innogenetics through September 2005. Innogenetics has the right to terminate the collaboration early, upon three months written notice.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles generally. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, patents and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements (see Note 1 to our financial statements on page F-7 of the Form 10-K, as amended, filed for the year ended December 31, 2003).

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

Investment Policy

The primary objective of our investment activities is to preserve principal while at the same time achieving competitive yields, without significantly increasing risk. To achieve this objective, we primarily invest in cash and money market accounts as well as A1 or P1 or higher rated debt securities with maturities of less than two years, with the weighted average maturity not to exceed eighteen months. We also attempt to minimize our portfolio risk by placing constraints on how much of our portfolio may be held in a specific type of investment such as asset-backed securities or collateralized mortgage obligations as well as limiting our holdings in any one issuer. At September 30, 2004, our investment portfolio included only cash and money market accounts and had no fixed-income securities.

Results of Operations

Three months ended September 30, 2004, as compared with three months ended September 30, 2003.

We had total revenues of $2.1 million in the three months ended September 30, 2004 compared to $2.0 million in the three months ended September 30, 2003. In the three months ended September 30, 2004 compared to the same period in 2003, a $1.3 million increase in research grants and contract revenue was offset by a $0.8 million decrease in related party revenue and a $0.4 million decrease in licensing and milestone revenue. The increase in research grants and contract revenue during the third quarter of 2004 was primarily due to reimbursement under new grants and contracts received from the NIH in late 2003 and 2004 and recognition of reimbursements under our collaboration agreement with Innogenetics as contract revenue rather than related party revenue following Genencor’s assignment of its rights under our collaboration and license agreements to Innogenetics. Innogenetics does not own an equity position in Epimmune and, therefore, is not a related party and reimbursements under our collaboration agreement with Innogenetics are now recorded as contract revenue. The decrease in related party revenue during the three months ended September 30, 2004, compared to the three months ended September 30, 2003, was also a result of the assignment by Genencor to Innogenetics. Overall, the Company received lower licensing, milestone and contract revenues from the programs previously partnered with Genencor and now partnered with Innogenetics during the 2004 period as compared to the same period in 2003. The decrease in licensing and milestone revenue during the third quarter of 2004 was also a result of previously received evaluation and license option fees being fully amortized into revenue by the end of 2003.

Research and development expenses were $2.5 million in the three months ended September 30, 2004 compared to $2.3 million in the three months ended September 30, 2003. An increase in expenses associated with our ongoing clinical trials in the three months ended September 30, 2004, was partially offset by reductions in labor and associated costs as a result of our work force reduction in September 2003.

General and administrative costs were approximately $0.5 million in the three months ended September 30, 2004 and $1.5 million in the three months ended September 30, 2003. The decrease during the quarter ended September 30, 2004, compared to the same period in 2003 relates primarily to recognition of non-cash, stock-based compensation charges of $0.6 million in connection with the prepayment of a promissory note by Dr. Emile Loria, our president and chief executive officer, in September 2003, other non-cash, stock-based compensation expenses of $0.2 million as a result of an increase in our stock price during the third quarter of 2003, and reductions in labor and associated costs as a result of our work force reduction in September 2003.

On September 3, 2003, we announced a reduction of our work force aimed at reducing our cash burn and focusing our efforts on our most advanced clinical programs and our sponsored and partnered programs. We reduced our research and administrative staff by 11 individuals or 23%, which resulted in a one-time restructuring charge of approximately $344,000 in the three months ended September 30, 2003. We had no restructuring charges in the three months ended September 30, 2004.

Net interest income was negligible in the three months ended September 30, 2004 and approximately $0.1 million in the three months ended September 30, 2003. The decrease in interest income was primarily due to the prepayment, in the second quarter of 2003, of the interest bearing note issued for the purchase of shares by Dr. Loria in January 2001.

Nine months ended September 30, 2004 as compared with nine months ended September 30, 2003.

In the nine months ended September 30, 2004, we had total revenues of $6.5 million, as compared to $5.2 million in revenues in the nine months ended September 30, 2003. The increase in the nine months ended September 30, 2004 relates primarily to a $3.7 million increase in research grants and contract revenue, offset by a $1.8 million decrease in related party revenue and a $0.6 million decrease in licensing and milestone revenue. The increase in research grants and contract revenue during the first nine months of 2004 was primarily due to reimbursement under new grants and contracts received from the NIH in late 2003 and 2004 and recognition of reimbursements under our collaboration agreement with Innogenetics as contract revenue rather than related party revenue following Genencor’s assignment of its rights under our collaboration and license agreements to Innogenetics. Innogenetics does not own an equity position in Epimmune and, therefore, is not a related party and reimbursements under our collaboration agreement with them are now recorded as contract revenue. The decrease in related party revenue during the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, was also a result of the assignment by Genencor to Innogenetics. Overall, the Company received lower licensing, milestone and contract revenues from the programs previously partnered with Genencor and now partnered with Innogenetics during the 2004 period as compared to the same period in 2003. The decrease in licensing and milestone revenue during the first nine months of

2004 was also a result of previously received evaluation and license option fees being fully amortized into revenue by the end of 2003.

Research and development expenses decreased to $7.2 million in the nine months ended September 30, 2004 from $7.7 million in the nine months ended September 30, 2003. The decrease in the nine months ended September 30, 2004 relates primarily to reductions in labor and associated costs as a result of our work force reduction in September 2003. Also, the 2003 results included charges for the manufacture of vaccine for one of our HIV product candidates. We expect to continue to incur research and development costs in 2004 for, among other things, outside costs related to clinical trials and development activities for our new NIH contract for a preventive HIV vaccine, product formulation and manufacturing of product for use in clinical trials, medical and clinical consultant costs and preclinical development costs for additional vaccine candidates.

General and administrative costs were approximately $1.7 million in the nine months ended September 30, 2004 and $3.2 million in the nine months ended September 30, 2003. The decrease during the nine months ended September 30, 2004, compared to the same period in 2003 relates primarily to recognition of non-cash, stock-based compensation charges of $0.6 million in connection with the prepayment of a promissory note by Dr. Emile Loria, our president and chief executive officer in September 2003, other non-cash, stock-based compensation expenses of $0.2 million as a result of an increase in our stock price during the third quarter of 2003, and reductions in labor and associated costs as a result of our work force reduction in September 2003. We expect our general and administrative expenses to continue to decrease in 2004 over corresponding 2003 levels due to reductions in labor and associated costs as a result of our work force reduction in September 2003.

On September 3, 2003, we announced a reduction of our work force aimed at reducing our cash burn and focusing our efforts on our most advanced clinical programs and our sponsored and partnered programs. We reduced our research and administrative staff by 11 individuals or 23%, which resulted in a one-time restructuring charge of approximately $344,000 in the nine months ended September 30, 2003. We had no restructuring charges in the nine months ended September 30, 2004.

Net interest income was approximately $0.1 million in the nine months ended September 30, 2004 and approximately $0.2 million in the nine months ended September 30, 2003. The decrease in interest income was primarily due to the prepayment, in the second quarter of 2003, of the interest bearing note issued for the purchase of shares by Dr. Loria in January 2001.

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

Liquidity and Capital Resources

We have financed operations since inception primarily through private placements of equity securities, two public common stock offerings, revenues under collaborative research and development agreements, grant revenues, certain asset divestitures and interest income. Through September 30, 2004, we had raised approximately $170.1 million from the sale of equity securities. As of September 30, 2004, we had 17,791,835 shares outstanding on an as-converted to common stock basis, assuming conversion of preferred shares.

As of September 30, 2004, our cash and cash equivalents were $8.4 million compared to $6.4 million at December 31, 2003. The increase was due to a private placement in April 2004 in which we raised net proceeds of approximately $5.0 million. The proceeds of the private placement were partially offset by cash used for operations, primarily to fund three ongoing clinical trials. We expect to continue to use our cash and cash equivalents to fund our ongoing and future clinical trials, as well as drug research and development programs.

Capital expenditures were approximately $0.2 million in the nine months ended September 30, 2004 compared to $0.1 million in the nine months ended September 30, 2003. The increase in the current period was due to the purchase of equipment to support our ongoing clinical trials. In the past, we have financed our laboratory equipment and research and office facilities primarily through operating lease arrangements and a note payable. We fully paid off our note payable as of the end of the first quarter of 2003. During 2004, we anticipate that payments related to capital expenditures will continue to increase modestly compared to 2003 levels to a range of approximately $0.4 million, primarily for the purchase of equipment to support our clinical trials. We will also pay approximately $0.6 million in rent on our lease commitments during 2004. The future minimum rental commitment for the lease of our facility will range from approximately $0.6 million to $0.7 million each year over five years, based upon pre-established annual rent increases.

Payments related to capitalized patent expenses were $0.6 million in the nine months ended September 30, 2004 and in the nine months ended September 30, 2003. We expect payments related to patents to be flat to slightly higher in 2004 compared to 2003 as we anticipate seeing a full year of benefit of our portfolio consolidation with one outside law firm, and as we continue to perform administrative tasks in house whenever possible as we pursue filings and claims in our intellectual property portfolio.

We expect our use of cash to continue decreasing in 2004 compared to 2003 levels, while our research and development expenditures in 2004 in connection with our ongoing drug research and development programs, including costs related to clinical trials, research and development activities on sponsored programs and on grants and contracts, preclinical testing of product candidates and manufacturing of clinical supplies will be comparable to 2003 levels. We intend to seek collaborative research and development relationships with suitable corporate partners and U.S. government agencies. We have in the past and may in the future also license to third parties some of our technology in markets that we are not pursuing ourselves or through our collaborations. Any agreements that may result from these discussions may not successfully reduce our funding requirements or, if entered into, may be terminated.

We currently anticipate that total revenue for 2004 will be in the range of $8.5 million to $9.0 million, which includes anticipated grant and contract revenue, related party revenue and certain license fees. Our estimate assumes that we recognize revenue from milestone or licensing payments under existing agreements with third parties related to the licensing of our technology. We also anticipate that operating expenses for the full year 2004 will be between approximately $12.0 million and $12.5 million, compared to $14.4 million in 2003. The expenses relate to our ongoing Phase 1/2 clinical trials targeting HIV, lung cancer and colorectal cancer, an increase in expenses under funded grants and contracts from the NIH, and startup of production of initial clinical supplies of trial vaccine to be used in our planned Phase 2 study in NSCL cancer patients, which was recently announced. We are also using some of our cash in 2004 to fund certain activities in our collaboration with Bavarian Nordic. We will share equally with Bavarian Nordic in all research related expenses not covered under our HIV vaccine contract from the NIH and have included these anticipated expenditures in our operating expense forecast for 2004. We will also become liable in 2004 for payment of license fees of up to $0.1 million.

With existing cash and interest earned thereon, along with receipts from existing grants and contracts, we expect to be able to maintain our currently planned operations through 2005, based on anticipated expenditures for, among other things, outside costs related to clinical trials and development activities for our new NIH contract for a preventative HIV vaccine, product formulation and manufacturing of product for use in clinical trials, medical and clinical consultant costs and preclinical development costs for additional vaccine candidates. We will continue to spend substantial amounts on research and development, including amounts spent for manufacturing clinical supplies, conducting clinical trials for our product candidates and advancing development of certain sponsored and partnered programs.

Therefore, we will need to obtain additional funding. We do not have committed external sources of funding and may not be able to obtain any additional funding, especially if volatile market conditions persist for biotechnology companies. If we are unable to obtain additional funding, we will be required to delay, further reduce the scope of or eliminate one or more of our research and development projects, sell the Company or certain of its assets or technologies, or dissolve and liquidate all of its assets. As of September 30, 2004, we had approximately $8.4 million in cash and cash equivalents. Our future operational and capital requirements will depend on many factors, including:

•	whether we are able to secure additional financing on favorable terms, or at all;

•	the costs associated with our clinical trials for our vaccine targeting HIV, which began in September 2002, including the status of our contract with the NIH;

•	the costs associated with our clinical trials for our vaccine targeting lung and colorectal cancer, which began in February 2003 and additional costs associated with our planned Phase 2 study for our vaccine targeting NSCL cancer;

•	progress with other preclinical testing and clinical trials in the future;

•	our ability to establish and maintain collaboration and license agreements and any government contracts and grants;

•	the actual revenue we receive under our collaboration and license agreements;

•	the actual costs we incur under our research collaboration with Bavarian Nordic;

•	the actual payment of license fees which may become payable at the option of the licensor;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and any other proprietary rights;

•	competing technological and market developments;

•	changes in our existing research relationships;

•	continued scientific progress in our drug discovery programs; and

•	the magnitude of our drug discovery and development programs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2004, our investment portfolio included only cash and money market accounts and had no fixed-income securities. There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

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

We will continue to spend substantial amounts on research and development, including amounts spent for manufacturing clinical supplies, conducting clinical trials for our product candidates and advancing development of certain sponsored and partnered programs. Therefore, we will need to raise additional funding, in addition to the approximately $5.5 million we raised in April 2004. We do not have committed external sources of funding and may not be able to obtain any additional funding, especially if volatile market conditions persist for biotechnology companies. If we are unable to obtain additional funding, we will be required to delay, further reduce the scope of or eliminate one or more of our research and development projects, sell the Company or certain of its assets or technologies, or dissolve and liquidate all of its assets. As of September 30, 2004, we had approximately $8.4 million in cash and cash equivalents. Our future operational and capital requirements will depend on many factors, including:

•	whether we are able to secure additional financing on favorable terms, or at all;

•	the costs associated with our clinical trials for our vaccine targeting HIV, which began in September 2002, including the status of our contract with the NIH;

•	the costs associated with our clinical trials for our vaccine targeting lung and colorectal cancer, which began in February 2003 and additional costs associated with our planned Phase 2 study for our vaccine targeting NSCL cancer;

•	progress with other preclinical testing and clinical trials in the future;

•	our ability to establish and maintain collaboration and license agreements and any government contracts and grants;

•	the actual revenue we receive under our collaboration and license agreements;

•	the actual costs we incur under our research collaboration with Bavarian Nordic;

•	the actual payment of license fees which may become payable at the option of the licensor;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and any other proprietary rights;

•	competing technological and market developments;

•	changes in our existing research relationships;

•	continued scientific progress in our drug discovery programs; and

•	the magnitude of our drug discovery and development programs.

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

In order to continue trading on The Nasdaq National Market, we must comply with The Nasdaq National Market’s continued listing requirements, which require that we maintain a minimum stockholders’ equity of $10.0 million and a minimum closing bid price of $1.00 per share. Our stockholders’ equity was $9.3 million and $9.7 million as of March 31, 2004 and December 31, 2003, respectively, which did not satisfy the $10.0 million continued listing requirement. As of September 30, 2004, our stockholders’ equity was $12.7 million and we satisfy the $10.0 million continued listing requirement as of the date of filing of this report. The Nasdaq National Market will monitor our ongoing compliance with listing requirements. If we fail to satisfy The Nasdaq National Market’s continued listing requirements at the time of our annual report on Form 10-K or next quarterly report on Form 10-Q or at any other time in the future, our common stock may be delisted from The Nasdaq National Market. The delisting of our common stock may result in the trading of the stock on The Nasdaq SmallCap Market or the OTC Bulletin Board. Consequently, a delisting of our common stock from The Nasdaq National Market may reduce the liquidity of our common stock and adversely affect our ability to raise additional necessary capital.

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

We have experienced significant operating losses since our inception in 1987. As of September 30, 2004, we had an accumulated deficit of $160.2 million. We expect to continue to incur substantial operating expenses and net operating losses for the foreseeable future, which may hurt our ability to continue operations. We have not generated revenues from the commercialization of any product. All of our revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants, certain asset divestitures and interest income. We expect that substantially all of our revenues for the foreseeable future will result from similar sources. To achieve profitable operations, we, alone or with collaborators, must successfully identify, develop, register and market proprietary products. We do not expect to generate revenues from the commercialization of any product for at least six years (and this would assume approval of either our HIV or lung and colorectal product candidates, which may not occur). We may not be able to generate sufficient product revenue to become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or yearly basis.

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

We are an early stage research and development company, and only commenced our first Phase 1/2 clinical trials for two of our vaccines within the past two years. There are many factors outside of our control that may affect the timing of completion of our current clinical trials, and any future clinical trials may not commence when planned or be completed within any anticipated time frame. We have already experienced unexpected delays in filing an investigative new drug application, or IND for our therapeutic vaccine candidate targeting HIV, due to additional time necessary to complete all of the animal safety studies that were contemplated in our pre-IND discussions with the FDA. We may experience unexpected delays in our research and development efforts that would require us to postpone the commencement or completion of clinical trials of other vaccine candidates. The FDA may comment or raise concerns or questions with respect to any IND that we file and, therefore, clinical trials may not begin when planned, if at all.

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

We cannot guarantee that our research and development programs will be successful in identifying vaccine candidates for clinical trials. Even if we do receive positive data during preclinical testing and during Phase 1/2 clinical trials for our therapeutic vaccine candidates targeting HIV, and lung and colorectal cancer or any other candidates we may develop, this data cannot be relied upon as evidence that the clinical candidate will be safe and effective in humans, and assuming we initiate any Phase 3 trials, data from Phase 3 or other pivotal clinical trials may not be consistent with earlier data or be sufficient to support regulatory approval.

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

The market prices for securities of biotechnology companies, including our common stock, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are not necessarily related to the operating performance of such companies. From January 1, 2003 through September 30, 2004, our closing stock price has ranged from $0.760 to $3.166 and has been and will continue to be influenced by general market and industry conditions. In addition, the following factors may have a significant effect on the market price of our common stock:

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

As of September 30, 2004, our officers, directors and those stockholders owning at least five percent of our outstanding stock together control approximately 33.3% of our outstanding common stock as converted and Pharmacia, now part of Pfizer, holds 100% of our preferred stock. If some or all of these officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval or disapproval of any proposed merger or financing or other business combination transaction. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership also could depress our stock price.

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

(b) Changes in Internal Control Over Financial Reporting

Our principal executive officer and principal financial officer also evaluated whether any change in our internal control over financial reporting, as such term is defined under Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, occurred during our most recent fiscal quarter covered by this report that has materially affected, or is likely to materially affect, our internal control over financial reporting. Based on their evaluation, our principal executive officer and principal financial officer concluded that there has been no change in our internal control over financial reporting during our most recent fiscal quarter covered by this report that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

EPIMMUNE INC.

Dated: November 10, 2004	By:	/s/ Emile Loria

Emile Loria, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 10, 2004	By:	/s/ Robert De Vaere

Robert De Vaere
Vice President, Finance and Administration,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)