Form 10-K
period 2004-12-31
EPIMMUNE INC
filed 2005-03-30
CIK 822206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

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
Common Stock, $.01 par value
(Title of class)
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
      Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    Yes ☐         No ☑
      The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2004 was approximately $26.7 million, based on the closing price on that date of Common Stock on the Nasdaq National Stock Market.*
      The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 16,023,786 as of March 29, 2005.

*	Excludes 293,693 shares of Common Stock held by directors and officers and stockholders whose ownership exceeds 10% of the Common Stock outstanding on June 30, 2004. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

PART I

Item 1.	Business
Forward Looking Statements
      Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. These statements reflect management’s current views with respect to future events and financial performance and actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those discussed in the description of our business below and the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other SEC filings. We expressly disclaim any intent or obligation to update these forward-looking statements, except as required by law.
      Epimmune® and PADRE® are our trademarks and EIS and ImmunoSense are our service marks.
Overview
      We are developing therapeutic vaccines that use multiple epitopes, or protein fragments, to specifically activate the body’s immune system for the more effective management of infectious diseases and cancer.
      On March 16, 2005, we announced that we had agreed to combine our business with IDM S.A. (Immuno-Designed Molecules), or IDM, a privately held company based in France, pursuant to a Share Exchange Agreement. The all-stock transaction has been unanimously approved by the boards of directors of both companies. In addition, certain institutional investors, strategic partners and executives of IDM, who collectively hold more than 85% of IDM’s outstanding stock (including shares issuable upon exercise of warrants), have entered into the Share Exchange Agreement thus far. The closing of the transaction is subject to certain closing conditions including approval by our shareholders. Upon closing of the transaction, the combined company will be named IDM, Inc. and its shares are expected to be traded on the Nasdaq National Market under the ticker IDMI. The combined company will focus on immunotherapeutic products for cancer and selected infectious diseases.
      Pursuant to the Share Exchange Agreement, we will acquire all of the outstanding share capital of IDM, with certain exceptions related to shares and a warrant held in French share savings plans, in exchange for shares of our common stock, and IDM will become a subsidiary of Epimmune. Each share of IDM will be exchanged for approximately 3.771865 shares of our common stock, and the former shareholders of IDM will hold, in the aggregate, approximately 78% of our outstanding common stock, on a fully diluted basis, immediately following the closing of the transaction. The shares we issue in the exchange will not be registered under U.S. securities laws and may not be offered or sold in the U.S. absent registration or unless an applicable exemption from the registration requirements is available. We will file a registration statement covering the resale of the shares issued in the transaction following the closing of the transaction.
      Subsequent to the transaction, IDM will effectively control us. As a result, the transaction will be accounted for as a reverse acquisition, whereby for financial reporting purposes, IDM is considered the acquiring company. Hence, the historical financial statements of IDM will become our historical financial statements and will include our results of operations only from the acquisition date forward.
      In September 2002, we commenced a Phase I/ II clinical trial of our therapeutic, multi-epitope vaccine candidate EP HIV-1090 in patients infected with HIV-1, which is the predominant strain of HIV in North America and Western Europe. Patients enrolled in the trial were immunized while receiving multiple antiretroviral drugs. This clinical trial has now been closed and the study has been unblinded. In July 2004 we announced that the vaccine was safe and well tolerated at all dose levels and disease specific indicators such as helper T cell, or HTL, counts had remained stable throughout the trial. In December 2004, we reported that an immunogenicity analysis found that in general, vaccine specific cytotoxic T cell, or CTL, responses were not readily detected in the presence of pre-existing HIV-1 CTL responses. Supplemental studies utilizing more sensitive assays indicated that low-level CTL responses were induced in some of the subjects. Based on the results of this initial study, we plan to amend our Investigational New Drug Application, or IND, to open a second arm of the Phase I/ II clinical trial in 2005 to determine if an alternate route of delivery in conjunction with a compressed immunization schedule will result in an enhanced immune response.
      In February 2003, we also commenced two Phase I/ II clinical trials of our therapeutic, multi-epitope vaccine candidate EP-2101, one in patients with non-small cell lung cancer, or NSCLC, and one in patients with colorectal cancer. The primary objective of these trials was to determine the safety and immunogenicity of the EP-2101 vaccine. Final safety data for these trials revealed that the EP-2101 vaccine was both safe and well tolerated. A final immunogenicity analysis of CTL responses, in patients who completed the study, indicated that the vaccine was immunogenic and effective at inducing strong and broad CTL responses in at least 50% of the patients. Based on these results, we initiated a phase II trial involving late stage NSCLC patients in December 2004.
      In July 2001, we entered into collaboration with Genencor International, Inc. for vaccines to treat or prevent hepatitis B virus, hepatitis C virus and human papilloma virus. In February 2004, we announced that we had earned a milestone payment from Genencor as a result of Genencor filing an Investigational New Drug Application, or IND, for a vaccine to treat hepatitis B, the lead program in the collaboration. In March 2004, Genencor assigned its rights under our collaboration to Innogenetics NV. In connection with the assignment by Genencor, we extended the collaboration term with Innogenetics through September 2005. Innogenetics will have the right to terminate the collaboration early, upon three months written notice.
      Eliciting a strong cellular, or T cell, immune response is crucial for treating and preventing many infectious diseases and tumors. Clinical experience has shown that the cellular immune response is directly related to viral clearance and tumor regression in those patients who are able to clear chronic viral infection without treatment and in cancer patients who respond to immunotherapy, or treatment that stimulates an immune response. This successful cellular immune response includes activity of CTLs and HTLs which are directed toward specific antigen fragments, known as epitopes.
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
      Based on our animal study data thus far and the results from our Phase I/ II clinical trials in non-small cell lung cancer and colorectal cancer, we believe our technology and vaccine candidates specifically address these issues.
Our Approach
      Our approach to T cell vaccine development is to rationally create a multi-specific cellular response, causing the immune system to be stimulated specifically against multiple, select epitopes, which meet stringent criteria. We have developed our Epitope Identification system proprietary technology, known as EIS, to rapidly identify these antigen-specific epitopes from the genetic information of tumor-associated antigens or infectious agents (such as viruses, bacteria and parasites).
      Our approach of using epitopes in vaccine development offers several distinct advantages over traditional vaccine approaches.

•	Enhanced Potency: For some diseases, such as cancer, whole antigens or even naturally occurring epitopes may not be sufficient to generate an effective immune response. In contrast, we are selectively altering the composition of specific epitopes in vaccines to enhance the desired immune response.

•	Sustained Efficacy: We select multiple epitopes from conserved regions of multiple viral or tumor-associated antigens, increasing the likelihood that the vaccine will continue to elicit an effective immune response as the virus or tumor changes.

•	Improved Safety: The use of selected, well defined epitopes is designed to elicit a specifically targeted immune response with fewer undesired side effects than can be caused by whole antigen vaccines.

•	Better Quality Control: Our approach allows us to develop well-characterized, fully synthetic vaccines with a high degree of consistency, simplifying manufacturing and product characterization.

•	Broader Disease and Population Coverage: We are designing vaccines using multiple epitopes so that our vaccines can address different strains of a disease or be used to treat the world’s diverse population, regardless of varying genetic profiles.

Our Vaccine Product Candidates
      We have a number of vaccine product opportunities as described in the following table:

Commercialization
Indication	Product Development Stage(1)	Rights

Infectious Diseases
Therapeutic Vaccines
HIV	Phase I/II Clinical Trial	Epimmune
Hepatitis B	Phase I Clinical Trial	Innogenetics
Hepatitis C	Preclinical	Innogenetics
Papilloma virus	Preclinical	Innogenetics
Prophylactic Vaccines
HIV	Preclinical/Phase I Clinical Trial(2)	Epimmune
Malaria	Preclinical	Epimmune
Hepatitis C	Preclinical	Innogenetics
Cancer
Therapeutic Vaccines
Colorectal	Phase I/II Clinical Trial completed	Epimmune
Non-Small Cell Lung	Phase II Clinical Trial ongoing	Epimmune
Breast	Preclinical	Epimmune
Prostate	Epitope/Antigen Identification	Epimmune
Ex Vivo Immunotherapy
Various Solid Tumors	Preclinical	Anosys
Various Solid Tumors	Preclinical	IDM

(1)	By using the term Epitope/ Antigen Identification, we mean that we are discovering, evaluating and selecting epitopes for inclusion in candidate vaccines that would be advanced to preclinical development. By using the term Preclinical, we mean that we have identified and selected specific epitope compositions for inclusion in a vaccine and are conducting preclinical testing aimed at optimizing the construction, formulation and manufacture of the vaccine and toxicology studies with the objective of filing an investigational new drug application or IND with regulatory authorities.

(2)	Phase I clinical trial being conducted by the National Institutes of Health, or NIH and HIV Vaccine Trials Network, or HVTN.

Therapeutic Vaccine for HIV
      We commenced our Phase I/ II clinical trial of our EP HIV-1090 therapeutic, multi-epitope vaccine in HIV-1-infected patients in September 2002. The EP HIV-1090 vaccine is composed of 21 CTL epitopes, which were selected from conserved regions of multiple HIV proteins using our EIS proprietary technology. The use of conserved epitopes is expected to make it much less likely that the virus will develop genetic changes or mutations that can escape the vaccine-induced immune response. The vaccine candidate is delivered as DNA combined with PVP, a polymer shown to increase the potency of DNA vaccines in animal studies. In addition, the vaccine includes our PADRE® universal helper T cell epitope, which is designed to enhance the magnitude and duration of CTL response. We have filed several patent applications in the United States and abroad that disclose the epitopes comprising the EP HIV-1090 vaccine construct, both as individual epitopes and as our EP HIV-1090 epigene construct itself. An epigene is a string of DNA coding for select epitopes from several antigens. The applications are at various stages of prosecution.
      The initial Phase I/ II trial was a double blind, placebo-controlled, dose escalation study including 40 patients. Patients enrolled in the trial were immunized while receiving multiple antiretroviral drugs, a regimen termed highly active antiretroviral therapy, to reduce the suppressive effects that HIV has on the immune system. This therapeutic trial was closed in October 2004. Based on analysis of safety data no serious adverse events were observed and disease specific indicators such as CD4+ T cell counts remained stable, indicating that EP HIV-1090 was safe and well tolerated at all dose levels. For the assessment of immunogenicity, we tested patient blood samples using independent in vitro ELISPOT assays which measure the number of epitope-specific CTL per million peripheral blood mononuclear cells, or PBMCs, in the patient samples. This testing was completed for all patients at baseline, or week 0, and two weeks after the last immunization at week 18. In general, vaccine specific CTL responses were not readily detected in the presence of pre-existing HIV-1 CTL responses. Using a definition that an EP HIV-1090 response is a three fold increase in the CTL activity for at least two epitopes, two out of 32, or 6%, of vaccine recipients exhibited a significant epitope-specific immune response. Expanded immunogenicity testing using in vitro peptide stimulation to detect low level CTL response has found that 28% of vaccine recipients responded to immunization. In this test, after blood draws, the PBMC are incubated in vitro for seven days with a pool of the 21 vaccine epitopes prior to detecting the epitope-specific CTL. The incubation expands the population of epitope-specific cells, thereby increasing assay sensitivity. It may also stimulate the in vivo reemergence of HIV antigen that occurs when patients withdraw from anti-retroviral drug therapy.
      Based on the results of this initial study, we plan to amend our IND in 2005 to open a second arm of the Phase I/ II clinical study with EP HIV-1090 to determine if using a needle free injection device in conjunction with a compressed immunization schedule will result in an enhanced immune response. The additional evaluation would be conducted in two dose groups consisting of 2 and 4 mgs of vaccine or placebo respectively, assuming the safety profile of EP-1090 remains favorable. The study arm will involve approximately 16 patients in each dose group, 12 receiving vaccine and 4 receiving placebo. Total study duration for each patient, including follow-up, is estimated to be approximately six months.

Therapeutic Vaccine for Non-Small Cell Lung and Colorectal Cancer
      We commenced our Phase I/ II clinical trial of our EP-2101 therapeutic, multi-epitope vaccine in NSCLC and colorectal cancer patients in February 2003. The primary objectives of this trial were to determine the safety and immunogenicity of the EP-2101 vaccine. The Phase I/ II trial closed to enrollment in April of 2004, with the final patient completing the study in August 2004. A total of 24 patients were enrolled between the two studies, resulting in 16 patients who completed the trial. Final safety data showed that the EP-2101 vaccine was safe and well tolerated in the 24 patients who were treated with the vaccine. The most common side effect reported was a localized reaction at the injection site. Final immunogenicity data from the patients analyzed showed that the vaccine was immunogenic and effective at inducing strong and broad CTL responses in at least 50% of the patients.
      Based on these responses, a Phase II clinical protocol was submitted to the FDA in early September to test EP-2101 in advanced stage NSCLC patients in a Phase II trial. The primary endpoints for this trial will be safety and overall survival, with progression-free survival, and immunogenicity of vaccine epitopes being secondary endpoints. The trial, which will utilize between 10 and 12 sites and will enroll approximately 84 patients, opened to enrollment in December 2004 and is scheduled to complete enrollment by the end of 2005. Initial data from the study is expected to be available beginning in the second half of 2006.
      Our initial cancer vaccine candidate is composed of multiple tumor-specific CTL epitopes that were selected from tumor-associated antigens using our proprietary processes. Some of the epitopes have been modified to create analogs in order to enhance the potency of the T cell response induced by the vaccine. The vaccine candidate is delivered as an injection of peptide epitopes in combination with conventional therapies. In addition, the vaccine candidate includes our PADRE® universal helper T cell epitope. We have filed several patent applications in the United States and abroad that disclose the individual peptides that comprise our initial cancer vaccine candidate. These applications are also in various stages of prosecution. In addition, we have filed applications directed to the specific epitopes comprising the vaccine to be delivered in the form of peptides and an adjuvant.
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
Our Technology

Epitope Identification System (EIS)
      We developed and optimized our EIS based on extensive work over the past twelve years in the field of T cell recognition and stimulation. Our intellectual property portfolio includes one issued patent and several pending patent applications having claims directed to methods of using sequence motifs to identify and make peptide epitopes. With the genetic sequence of a tumor-associated antigen, virus, bacteria or parasite as input, we use EIS to rapidly identify antigen-specific epitopes that meet pre-determined criteria for broad conservation, binding, population coverage and immunogenicity.

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
      The first of our candidate vaccines to enter human clinical trials was our EP HIV-1090 therapeutic vaccine targeting HIV. The vaccine incorporates multiple CTL epitopes from six HIV associated antigens and our PADRE® universal helper T cell epitope. We began a Phase I/ II clinical trial of our EP HIV-1090 therapeutic, multi-epitope vaccine in HIV-1 infected patients in September 2002. In January 2004, we announced that we had completed patient enrollment in the trial and that all of the patients in the final dose group had received their initial vaccinations. This therapeutic trial was closed in October 2004. Based on analysis of safety data, no serious adverse events were observed and disease specific indicators such as CD4+ T cell counts remained stable, indicating that EP HIV-1090 was safe and well tolerated at all dose levels. Based on the safety and immunogenicity results of this initial study, we plan to amend our IND in 2005 to open a second arm of the Phase I/ II clinical study with EP HIV-1090 to determine if using a needle free injection device in conjunction with a compressed immunization schedule will result in an enhanced immune response. Also, in April 2003, the NIH and HVTN began a Phase I clinical trial of our EP HIV-1090 vaccine for the prevention of HIV infection.
      In addition to the Phase I/ II clinical trial for our HIV vaccine, we are conducting a Phase II clinical trial of our EP-2101 vaccine in lung cancer patients. We have also assisted in advancing a partnered program in hepatitis B into a Phase I clinical trial and are advancing other epigene candidate vaccines for HIV, hepatitis C virus and human papilloma virus in preclinical development. To be effective in treating or preventing HIV, hepatitis B virus, hepatitis C virus and human papilloma virus, vaccines should target multiple strains of the virus and induce T cells directed at conserved regions of the virus. Our candidate vaccines incorporate epitopes, which are selected from multiple viral proteins and from highly conserved regions of the virus.

PADRE®
      Our PADRE® universal helper T cell epitope consists of a family of small (13 amino acid), synthetic proprietary molecules that are potent immunostimulants, meaning that they stimulate the immune response. When combined with disease-specific antigens, PADRE® induces important signals that enhance the antigen-specific immune response, enabling the production of more effective antibody responses. We believe that PADRE® offers several advantages over the immunogenic carrier proteins traditionally used to enhance antibody vaccines:

•	PADRE® can be easily synthesized and its linkage to an antigen readily characterized, whereas the carrier proteins traditionally used to enhance immune response can complicate manufacturing;

•	The antibody responses generated by PADRE® are primarily specific to the vaccine antigen, rather than to PADRE®, whereas carrier proteins generate high antibody responses specific primarily to the carrier protein itself rather than to the vaccine antigen, which can render the vaccine ineffective; and

•	Because it simplifies vaccine manufacture and induces antibodies primarily specific to the vaccine antigens with which it is used, PADRE® could simplify the development of combination vaccines, whereas the use of carrier proteins is generally limited to vaccines containing single protein antigens.
      We use our PADRE® technology in all of our T cell vaccines and have licensed this technology to several of our corporate collaborators.
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

Collaboration and Technology In-License Agreements
      Bavarian Nordic A/ S. In November 2001, we entered into a collaboration agreement with Bavarian Nordic A/ S to combine our technology and expertise in the fields of T cell epitope identification and vaccine design with Bavarian Nordic’s vaccine delivery technology and manufacturing expertise to develop vaccines for the treatment or prevention of HIV infection. We will share equally with Bavarian Nordic in all research related expenses during the five-year term of this collaboration.
      Innogenetics N.V. We have a collaboration with Innogenetics N.V. pursuant to which we exclusively licensed to Innogenetics our PADRE® and epitope technologies for vaccines to treat or prevent hepatitis B, hepatitis C and human papilloma virus. We originally entered into this collaboration with Genencor International, Inc. in July 2001. In connection with the original collaboration, we received an upfront license fee and Genencor made an initial ten percent equity investment in our common stock at a premium to the market price. Under this agreement, we may receive a total of approximately $60 million in payments, including the initial equity investment by Genencor but excluding royalties. In January 2002, we received a payment from Genencor for achievement of our first milestone, identification of a product candidate to treat chronic hepatitis B infection. In February 2004, we announced that we had earned a milestone payment form Genencor as a result of Genencor filing an IND for a vaccine to treat hepatitis B. In addition, Genencor (now Innogenetics) fully funds our research in these specific indications and is obligated to pay us royalties on sales of any products that may be developed under the collaboration. The initial collaboration had a term through September 2003, and in October 2002, was extended to September 2004. In March 2004, Genencor assigned its rights under our collaboration to Innogenetics. In connection with the assignment by Genencor, we extended the collaboration term with Innogenetics through September 2005. In addition, Genencor agreed not to sell or otherwise dispose of any of our common stock they held, without our prior approval, for a minimum of twelve months. Innogenetics has the right to terminate the agreement early, upon three months written notice, if we breach our obligations under the collaboration agreement or upon certain force majeure events.
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

License Option Agreements
      Merck & Co. In April 2003, we entered into an agreement with Merck & Co., Inc. under which Merck will evaluate select Epimmune epitopes in connection with technology controlled by Merck for the development of certain vaccines. Under the terms of the agreement, we provided Merck a limited number of our proprietary analog, or modified, epitopes, which will then be evaluated in connection with delivery technologies owned or controlled by Merck to determine the activity of the Epimmune epitopes. We received an evaluation license fee in connection with the agreement. Merck has an option to enter into licensing discussions with us for the development of the Epimmune epitopes for use in vaccines for the treatment of certain diseases.
      Beckman Coulter, Inc. In January 2003, we entered into an option and license agreement with Beckman Coulter, Inc. under which Beckman Coulter had the right to acquire a non-exclusive, worldwide license to certain Epimmune epitopes on an epitope-by-epitope basis for certain infectious diseases and cancer indications. Beckman Coulter had the right to use these epitopes for research and diagnostic applications in connection with their MHC Tetramer and other immune response monitoring technologies. Under the terms of the agreement, we were entitled to annual option fees. In the event that Beckman Coulter exercised its option to acquire a license to any specific epitope, we were entitled to additional license fees for each epitope and royalties on product sales in the event any products were commercialized using our technology. Beckman Coulter paid us the annual option fee in 2004 and in January 2005 they notified us that they would not be exercising their option to extend the term of the agreement.

License Agreements for Technology Outside our Areas of Focus
      Amgen. In September 2003, we entered into an agreement with Amgen Inc. under which Amgen acquired a non-exclusive license to our PADRE® technology for research use. In connection with the agreement, we received a license fee.
      Immuno-Designed Molecules, S.A. In February 2003, we entered into a license agreement with IDM whereby we granted IDM a non-exclusive license to certain patented and non-patented rights to our universal cancer epitope packages for use in connection with IDM’s Dendritophagetm ex vivo technology. In connection with the agreement, we received an upfront license fee and are also entitled to receive commercialization milestone payments and royalties on product sales if IDM develops products using our technology.
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
      Pharmexa A/ S. In June 2001, we entered into a license agreement with Pharmexa A/ S granting Pharmexa a non-exclusive license to our PADRE® technology for use in connection with Pharmexa’s AutoVactm technology for controlling autoimmune diseases. In connection with the agreement, we received an upfront license fee and are also entitled to receive milestone and royalty payments on product sales, if any products are developed. In December 2004, we amended the license agreement to expand the indications for which Pharmexa could use our PADRE® technology. In connection with the amendment, we received an additional upfront license fee.

Government Research Funding
      In May 2004, we received a grant from the National Cancer Institute, or NCI, an institute of the NIH, to support our continuing and detailed analysis of the immune responsiveness of patients immunized with our multi-epitope cancer vaccine candidate, EP-2101, in the Phase I/ II clinical trials we conducted with the vaccine. The grant has a total potential value of approximately $0.8 million over two years.
      In March 2004, we received a grant from the NCI to define and conduct preclinical testing of a multi-epitope, clinical vaccine candidate for ovarian and breast cancer. We are collaborating with investigators at the University of Washington on the program with an objective of designing a vaccine to induce HTL responses directed against multiple tumor associated antigens in order to prevent or delay disease recurrence after surgery and chemotherapy. The Phase I grant has a total potential value of approximately $0.6 million over two years. From the Phase I program, it is contemplated that a multi-epitope based vaccine will be designated for development and clinical testing in a potential Phase II program.
      In September 2003, we were awarded a $16.7 million, five-year contract from the National Institute of Allergy and Infectious Diseases, or NIAID, an institute of the NIH for the design and development of prophylactic HIV vaccines for clinical evaluation by the NIAID-sponsored HIV Vaccine Trials Network, or HVTN. The award was made under the NIAID’s HIV Vaccine Design and Development Teams, or HVDDT, program whose goal is to fund development of promising vaccine concepts with plans for targeted testing in humans. Epimmune is leading a consortium that includes Bavarian Nordic A/ S in Denmark and SRI International and Althea Technologies, both in the U.S. Epimmune is using its proprietary epitope technology to identify epitopes, or protein fragments, from conserved regions of multiple HIV virus proteins for use in candidate vaccines.
      In July 2003, we received a grant from the NCI to support continued epitope analog identification and preclinical development of multi-epitope, analog based cancer vaccines. The grant has a total potential value of approximately $0.6 million over two years. The activities funded by this grant complement current studies and Phase I/ II clinical trials we are conducting by providing analog epitopes that extend vaccine coverage to larger segments of the population. This grant was made under the National Cancer Institute’s Flexible System to Advance Innovative Research for Cancer Drug Discovery by Small Business, or FLAIR Program.
      In October 2002, we were awarded a contract from NIAID to conduct research and development aimed at developing a malaria vaccine. The award is part of the NIAID’s Millennium Vaccine Initiative that solicits vaccine technology from the private sector to accelerate the development of effective vaccines for malaria and tuberculosis. The program is composed of a Phase A feasibility study and an option for a Phase B development program for a total potential value of $3.5 million over five years. We are working with investigators at the Naval Medical Research Center on the program. In July 2004, we received written notice from the NIAID exercising the three-year Phase B option for us to conduct preclinical development of a multi-epitope malaria vaccine. The NIAID decision followed our meeting predetermined Phase A criteria in which we demonstrated the preclinical feasibility of a vaccine that would target malaria in all human ethnicities. The objective of the Phase B preclinical development program is to design a vaccine candidate suitable for human testing.
      In August 2000, we were awarded a $3.8 million grant from the Integrated Preclinical/ Clinical Program of the NIH, Division of AIDS, for the development of our vaccine to treat people infected with HIV. Pursuant to the terms of the grant, the government agreed to fund a four-year program designed to evaluate Epimmune’s epitope-based vaccines as a therapeutic strategy for the treatment of HIV-1-infected individuals on highly active antiretroviral therapy. The current Phase I/ II clinical trial for the treatment of HIV, as well as earlier preclinical activities, is being sponsored in part by this grant. In June 2004, we received a one-year, no-cost extension of this grant to allow us to complete certain activities on this program.
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
      We have developed our patent portfolio over approximately the past eleven years. The patents and patent applications in our patent portfolio include claims directed to specific disease epitopes, epitope identification, epitope analogs, methods for identifying epitopes and epitope analogs, vaccine design, specific vaccines, our PADRE® universal HTL epitope and ImmunoStealth epitope modification technologies. As of March 7, 2005, our intellectual property portfolio, including licenses to intellectual property relevant to epitope discovery and gene delivery, included approximately 30 issued United States patents, 170 granted foreign patents, 60 applications pending in the United States and 180 foreign applications pending.
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
Employees
      As of March 29, 2005, we employed 37 individuals full-time, of whom 27 were engaged in research and development, and 11 of whom hold Ph.D. or M.D. degrees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.
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
      We will continue to spend substantial amounts on research and development, including amounts spent for manufacturing clinical supplies, conducting clinical trials for our product candidates and advancing development of certain sponsored and partnered programs. Therefore, we will need to secure additional funding, in addition to the approximately $5.5 million we raised in April 2004. We do not have committed external sources of funding and may not be able to obtain any additional funding, especially if volatile market conditions persist for biotechnology companies. If we are unable to obtain additional funding, we will be required to delay, further reduce the scope of or eliminate one or more of our research and development projects, sell the Company or certain of its assets or technologies, or dissolve and liquidate all of its assets. As of December 31, 2004, we had approximately $7.0 million in cash and cash equivalents. We have incurred and will continue to incur legal, accounting and other transaction costs in connection with our proposed combination with IDM. If we do not complete the proposed combination as planned, our cash position will be further reduced, and it will likely be even more difficult to raise additional funding on satisfactory terms, if at all. Our future operational and capital requirements will depend on many factors, including:

•	whether our proposed transaction with IDM is successfully completed;

•	whether we are able to secure additional financing on favorable terms, or at all;

•	the costs associated with our ongoing Phase I/ II clinical trial for our vaccine targeting HIV, which began in September 2002, including the status of our contract with the NIH;

•	the costs associated with our Phase II clinical trial for our vaccine targeting NSCLC, which began in December 2004;

•	progress with other preclinical testing and clinical trials in the future;

•	our ability to establish and maintain collaboration and license agreements and any government contracts and grants;

•	the actual revenue we receive under our collaboration and license agreements;

•	the actual costs we incur under our research collaboration with Bavarian Nordic;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and any other proprietary rights;

•	competing technological and market developments;

•	changes in our existing research relationships;

•	continued scientific progress in our drug discovery programs; and

•	the magnitude of our drug discovery and development programs.
      We intend to seek additional funding through collaboration and license agreements, government research grants and contracts, or equity or debt financings. In the event we are able to obtain financing, it may not be on favorable terms. In addition, we may not be able to enter into additional collaborations to reduce our funding requirements. If we acquire funds by issuing securities, dilution to existing stockholders will result, such as the dilution that occurred as a result of our most recent financing in April 2004. If we raise funds through additional collaborations and license agreements, we will likely have to relinquish some or all of the rights to product candidates or technologies that we may have otherwise developed ourselves. If we are unable to obtain funding, we may be required to engage in another restructuring, cease development of some product candidates, further reduce the scope of our operations, sell the Company or certain of its assets or technologies or cease operations.
We may not meet all of The Nasdaq National Market’s continued listing requirements and we may be delisted, which could reduce the liquidity of our common stock and adversely affect our ability to raise additional necessary capital.
      In order to continue trading on The Nasdaq National Market, we must comply with The Nasdaq National Market’s continued listing requirements, which require that we maintain a minimum stockholders’ equity of $10.0 million and a minimum closing bid price of $1.00 per share. Our stockholders’ equity was $9.3 million and $9.7 million as of March 31, 2004 and December 31, 2003, respectively, which did not satisfy the $10.0 million continued listing requirement. As of December 31, 2004, our stockholders’ equity was $11.1 million and we satisfy the $10.0 million continued listing requirement as of the date of filing of this report. There is a significant risk that we will not meet the stockholders’ equity requirement in the future if we do not complete the IDM transaction. The Nasdaq National Market will monitor our ongoing compliance with listing requirements. If we fail to satisfy The Nasdaq National Market’s continued listing requirements at the time of our next quarterly report on Form 10-Q or at any other time in the future, our common stock may be delisted from The Nasdaq National Market. The delisting of our common stock may result in the trading of the stock on The Nasdaq SmallCap Market or the OTC Bulletin Board. Consequently, a delisting of our common stock from The Nasdaq National Market may reduce the liquidity of our common stock and adversely affect our ability to raise additional necessary capital.
The process of developing therapeutic products requires significant research and development, preclinical testing and clinical trials, all of which are extremely expensive and time-consuming and may not result in a commercial product.
      Except for our HIV and NSCLC and colorectal cancer vaccine candidates, for which we began clinical trials in September 2002 and February 2003 respectively, all of our potential vaccine products are in research or preclinical development, the results of which do not necessarily predict or prove safety or efficacy in humans. We must demonstrate for each vaccine, safety and efficacy in humans through extensive clinical testing, which is very expensive, can take many years, and has an uncertain outcome. We may experience numerous unforeseen events during or as a result of the testing process that could delay or prevent testing or commercialization of our products, including the following:

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
Some of our programs are funded by the U.S. government and the government may not allocate funds for these programs in future fiscal years.
      We fund certain of our research and development related to our HIV, cancer and malaria programs pursuant to multi-year grants and contracts from the U.S. government. The government is under no obligation to and may not fund these programs over their full term which would have a significant impact on our ability to continue development of our HIV, cancer and malaria programs.
Our history of operating losses and our expectations of continuing losses may hurt our ability to reach profitability or continue operations.
      We have experienced significant operating losses since our inception in 1987. As of December 31, 2004, we had an accumulated deficit of $161.8 million. We expect to continue to incur substantial operating expenses and net operating losses for the foreseeable future, which may hurt our ability to continue operations. We have not generated revenues from the commercialization of any product. All of our revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants, certain asset divestitures and interest income. We expect that substantially all of our revenues for the foreseeable future will result from similar sources. To achieve profitable operations, we, alone or with collaborators, must successfully identify, develop, register and market proprietary products. We do not expect to generate revenues from the commercialization of any product for at least six years (and this would assume approval of either our HIV or lung cancer product candidates, which may not occur). We may not be able to generate sufficient product revenue to become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or yearly basis.
We are at an early stage of development, and we may experience delays and other problems in entering clinical trials.
      We are an early stage research and development company, and only commenced our first Phase I/ II clinical trials for one of our vaccines within the past two years, and a Phase II trial for one of our vaccines in December 2004. There are many factors outside of our control that may affect the timing of completion of our current clinical trials, and any future clinical trials may not commence when planned or be completed within any anticipated time frame. For example, in the past we experienced unexpected delays in filing an investigative new drug application, or IND for our therapeutic vaccine candidate targeting HIV, due to additional time necessary to complete all of the animal safety studies that were contemplated in our pre-IND discussions with the FDA. We may experience unexpected delays in our research and development efforts that would require us to postpone the commencement or completion of clinical trials of other vaccine candidates. The FDA may comment or raise concerns or questions with respect to any IND that we file and, therefore, clinical trials may not begin when planned, if at all.
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
      We cannot guarantee that our research and development programs will be successful in identifying vaccine candidates for clinical trials. Even if we do receive positive data during preclinical testing and during Phase I/ II clinical trials for our therapeutic vaccine candidate targeting HIV, and Phase II clinical trials targeting lung cancer, or any other candidates we may develop, this data cannot be relied upon as evidence that the clinical candidate will be safe and effective in humans, and assuming we initiate any Phase III trials, data from Phase III or other pivotal clinical trials may not be consistent with earlier data or be sufficient to support regulatory approval.
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
If our collaboration or license arrangements are unsuccessful, our revenues and product development may be limited.
      Our collaborations and license arrangements generally pose the following risks:

•	collaborators and licensees may not pursue further development and commercialization of potential products resulting from our collaborations or may elect not to renew research and development programs;

•	collaborators and licensees may delay clinical trials, under-fund a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require new formulation of a product candidate for clinical testing;

•	expected revenue might not be generated because milestones may not be achieved and product candidates may not be developed;

•	collaborators and licensees could independently develop, or develop with third parties, products that could compete with our future products;

•	the terms of our contracts with our current or future collaborators and licensees may not be favorable to us in the future;

•	a collaborator or licensee with marketing and distribution rights to one or more of our products may not commit enough resources to the marketing and distribution of our products, limiting our potential revenues from the commercialization of a product;

•	disputes may arise delaying or terminating the research, development or commercialization of our product candidates, or result in significant and costly litigation or arbitration; and

•	collaborations and licensee arrangements may be terminated and we will experience increased operating expenses and capital requirements if we elect to pursue further development of the product candidate.
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
If we, or our collaborators cannot cost-effectively manufacture vaccines in commercial quantities and for clinical trials in compliance with regulatory requirements, we, or our collaborators may not be able to successfully commercialize the products.
      We have not commercialized any products, and we do not have the experience, resources or facilities to manufacture vaccines on a commercial scale. We will not be able to commercialize any vaccines and earn product revenues unless we, or our collaborators, demonstrate that we can manufacture commercial quantities of vaccines in accordance with regulatory requirements. Among the other requirements for regulatory approval is the requirement that prospective manufacturers conform to the FDA’s Good Manufacturing Practices, or GMP, requirements specifically for biological drugs, as well as for other drugs. In complying with the FDA’s GMP requirements, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements.
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
      We have not completed the development of any product and, accordingly, have not begun to market or generate revenues from the commercialization of any product. We do not expect to market any of our therapeutic or prophylactic vaccines or any other products for at least six years (and this would assume approval of either our HIV or lung cancer product candidate, which may not occur). If we do not successfully develop and commercialize products, we will never generate revenues that would allow us to become profitable.
The lengthy approval process and uncertainty of government regulatory requirements may impair our ability to develop, manufacture and sell any vaccines.
      We, and our collaborators, cannot commercialize our vaccines or other products if we do not receive FDA or state regulatory approval to market our products. The regulatory process for new therapeutic drug products, including the required preclinical studies and clinical testing, is lengthy, uncertain and expensive. We, and our collaborators, may not receive necessary FDA clearances for any of our vaccines or other potential products in a timely manner, or at all. Once approved, we are subject to the continuing requirements of the FDA. Noncompliance with initial or continuing requirements can result in, among other things:

•	fines and penalties;

•	injunctions;

•	seizure of products;

•	total or partial suspension of product marketing;

•	failure of the government to grant a new drug application;

•	withdrawal of marketing approvals; and

•	criminal prosecution.
      The length of the clinical trial process and the number of patients the FDA will require to be enrolled in clinical trials in order to establish the safety and efficacy of our products is uncertain. In addition, our clinical studies may not provide the FDA with sufficient clinical data to permit approval of a new drug application, or NDA, or a biologic license application, or BLA, even though we, or our collaborators, believe we are doing the right studies based on the protocol. The FDA or we and our collaborators may decide to discontinue or suspend clinical trials at any time if the subjects or patients who are participating in such trials are being exposed to unacceptable health risks or if the results show no or limited benefit in patients treated with the vaccine compared to patients in the control group.
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
Even if we obtain regulatory approval, we may be required to perform additional clinical trials or change the labeling of our products if we, or others identify side effects after our products are on the market, which could harm sales of the affected products.
      If we, or others identify adverse side effects after any of our vaccines or other drug products are on the market, or if manufacturing problems occur:

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
Some of our programs are funded by the U.S. government and, therefore, the government may have rights to certain of our technology and could require us to grant licenses of our technology to third parties.
      We fund certain of our research and development related to our HIV, cancer and malaria programs pursuant to grants from the U.S. government. As a result of these grants, the government may have rights in the technology and inventions developed with government funding. In addition, the government may require us to grant to a third party an exclusive license to any inventions resulting from the grant if the government determines that we have not taken adequate steps to commercialize inventions, or for public health or safety needs.
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
      The market prices for securities of biotechnology companies, including our common stock, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are not necessarily related to the operating performance of such companies. From January 1, 2004 through February 28, 2005, our closing stock price has ranged from $1.160 to $2.660 and has been and will continue to be influenced by general market and industry conditions. In addition, the following factors may have a significant effect on the market price of our common stock:

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
      As of December 31, 2004, our officers, directors and those stockholders owning at least five percent of our outstanding stock together control approximately 34.1% of our outstanding common stock as converted and Pfizer, Inc., through G.D. Searle LLC, holds 100% of our preferred stock. If some or all of these officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval or disapproval of any proposed merger or financing or other business combination transaction. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership also could depress our stock price.

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

	High	Low

2005
First Quarter (through March 29)	$1.73	$1.04
2004
First Quarter	$2.99	$1.76
Second Quarter	$2.47	$1.60
Third Quarter	$1.94	$1.10
Fourth Quarter	$1.99	$1.15
2003
First Quarter	$1.25	$0.75
Second Quarter	$2.07	$0.76
Third Quarter	$4.29	$1.01
Fourth Quarter	$3.21	$1.50
      As of March 29, 2005, there were approximately 260 stockholders of record of our common stock. We have never declared or paid dividends on our common stock and do not anticipate the payment of dividends in the foreseeable future.
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
      During the period covered by this Annual Report on Form 10-K, we sold and issued the following securities, which were not registered under the Securities Act of 1933, as amended, or the Securities Act:
      (1) In April 2004, pursuant to the terms of a unit purchase agreement, we issued 2,466,379 shares of common stock and warrants to purchase up to 1,233,188 shares of common stock to a group of thirteen accredited investors, including current shareholders. The purchase price of each unit, which was the combination of one share of common stock and 50% of a warrant, was $2.2125 for gross proceeds to us for the transaction of $5.5 million. Our sale of the common stock and warrants was exempt from registration requirements under the Securities Act pursuant to Rule 506 thereof because each of the purchasers of securities was an accredited investor.

Item 6.	Selected Financial Data
      Please read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this annual report on Form 10-K.

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(In millions, except for net loss per share)
Operating revenues	$9.6	$7.2	$7.1	$8.2	$1.6
Net loss	(3.9)	(7.1)	(6.5)	(2.6)	(4.7)
Net loss per share — basic and diluted	(0.25)	(0.58)	(0.57)	(0.31)	(0.68)

	As of December 31,

Balance Sheet Data:	2004	2003	2002	2001	2000

	(In millions)
Working capital	$6.4	$4.8	$7.7	$15.4	$8.2
Total assets	14.8	12.7	15.5	23.9	14.5
Long-term obligations	—	—	—	0.04	0.4
Stockholders’ equity	11.1	9.7	12.6	19.4	12.1

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those discussed below and in the section entitled “Risk Factors.”
      Since 1997, we have devoted substantially all of our resources to the discovery and development of potential therapeutic and prophylactic products. To date, we have not received any revenues from the sale of products. We have funded our research and development primarily from equity-derived working capital, through strategic alliances and collaborations with other companies and through government research funding, primarily from the National Institutes of Health in the form of grants and contracts. We have not been profitable since our inception and expect to incur substantial operating losses for at least the next several years. As of December 31, 2004, our accumulated deficit was approximately $161.8 million.
      In July 2001, we entered into a collaboration with Genencor for vaccines to treat or prevent hepatitis B virus, hepatitis C virus and human papilloma virus. Pursuant to the agreement, we exclusively licensed to Genencor our PADRE® and epitope technologies for vaccines to treat or prevent hepatitis B, hepatitis C and human papilloma virus. In connection with this collaboration, we received an upfront license fee, which was amortized over the collaboration term. In addition, Genencor made an initial ten percent equity investment in Epimmune common stock at a premium to the market price. The agreement provided for us to receive up to a total of approximately $60 million in payments, including the initial equity investment but excluding royalties. In January 2002, we received a payment from Genencor for achievement of the first milestone, identification of a product candidate to treat chronic hepatitis B infection. In February 2004, we announced we had earned a milestone payment from Genencor as a result of Genencor filing an IND for a vaccine to treat hepatitis B. The milestone payments were recognized as revenue when received. The collaboration revenues were recognized as incurred. In addition, Genencor fully funded Epimmune’s research in these specific indications and was obligated to pay us royalties on sales of any products that may have been developed under the collaboration. All revenues from Genencor have been included in related party revenue. The initial collaboration had a term through September 2003, and in October 2002, was extended to September 2004. In March 2004, Genencor assigned its rights under the collaboration and license agreements to Innogenetics NV, which does not own an equity position in Epimmune and is not a related party. In connection with the assignment to Innogenetics, we extended the collaboration term with Innogenetics through September 2005 and are now amortizing the remaining unamortized portion of the license fee over this extended term. In addition, Genencor agreed not to sell or otherwise dispose of any of the Epimmune common stock it held, without our prior approval, for a minimum of twelve months. Innogenetics has the right to terminate the collaboration early, upon three months written notice, if Epimmune breaches its obligations under the collaboration agreement or upon certain force majeure events.
      In September 2003, we announced a reduction of our work force aimed at focusing our efforts on our most advanced clinical programs and our sponsored and partnered programs. We reduced our research and administrative staff by 11 individuals or 23%, which resulted in a one-time restructuring charge of approximately $336,000 in the third quarter of 2003.
      In September 2003, Dr. Loria, our President and CEO surrendered an aggregate of 963,740 shares of our common stock, including 250,139 unvested shares, at the fair market value of $3.17 per share, in exchange for the prepayment of the outstanding principal and interest under a promissory note issued by Dr. Loria in January 2001 for the purchase of 1,056,301 shares of our common stock at a purchase price of $2.50 per share. The aggregate value of the shares surrendered was $3,055,000. The remaining 92,561 unvested shares vested in equal daily installments between September 29, 2003 and January 15, 2005. In connection with this transaction, we recorded a non-cash, stock-based compensation charge of approximately $645,000 in the third quarter of 2003 based on the difference between the fair market price on September 29, 2003 and the exercise price of the shares surrendered by Dr. Loria. We also recognized an additional $62,000 in non-cash, stock-based compensation charges ratably over the period from September 29, 2003 to January 15, 2005 as the remaining 92,561 unvested shares vested.
      In September 2003, we completed a private placement of 2,168,961 shares of common stock and warrants to purchase up to 542,238 shares of common stock to selected institutional and accredited investors, including current shareholders, for a total purchase price of $4.05 million. We received net proceeds of $3.6 million. The purchase price of each security, which is the combination of one share of common stock and a warrant to purchase 25% of one share of common stock, was priced at the market value of $1.86725, which was the sum of the average of the closing bid price of Epimmune common stock as quoted on the Nasdaq National Market for the five days up to and including September 17, 2003, and $0.03125, the imputed value of a warrant to purchase 25% of one share of common stock. In addition, we issued warrants to purchase an aggregate of 250,000 shares of our common stock to a placement agent for services rendered in connection with the private placement. Each warrant, including the warrant issued to the placement agent, has a three-year term and an exercise price equal to 125% of $1.86725 or $2.33406 per share. We filed a registration statement to permit registered resales of the common stock and the common stock issuable upon exercise of the warrants sold in the transaction. The registration statement was declared effective on October 21, 2003.
      In April 2004, we completed a private placement of 2,466,379 shares of common stock and warrants to purchase up to 1,233,188 shares of common stock to selected institutional and accredited investors, including current shareholders, for a total purchase price of $5.5 million. We received net proceeds of $5.0 million. The purchase price of each security, which is the combination of one share of common stock and, for each two shares of common stock purchased, a warrant to purchase one share of common stock, was priced at the market value of $2.2125, which was equal to or greater than the sum of the closing bid price of our common stock as quoted on the Nasdaq National Market on the date of execution of the purchase agreements, and $0.0625, the imputed value of a warrant to purchase one share of common stock. In addition, we issued warrants to purchase an aggregate of 250,000 shares of our common stock to a placement agent for services rendered in connection with the private placement. Each warrant, including the warrant issued to the placement agent, has a three-year term and an exercise price equal to 120% of $2.2125 or $2.655 per share. We filed a registration statement to permit registered resales of the common stock and the common stock issuable upon exercise of the warrants sold in the transaction. The registration statement was declared effective on May 6, 2004.
Subsequent Events
      On March 16, 2005, we announced that we had agreed to combine our business with IDM, a privately held company based in France, pursuant to a Share Exchange Agreement. The all-stock transaction has been unanimously approved by the boards of directors of both companies. In addition, certain institutional investors, strategic partners and executives of IDM who collectively hold more than 85% of IDM’s outstanding stock (including shares issuable upon exercise of warrants) have entered into the Share Exchange Agreement thus far. The closing of the transaction is subject to certain closing conditions including approval by our shareholders. Upon closing of the transaction, the combined company will be named IDM, Inc. and its shares are expected to trade on the Nasdaq National Market under the ticker IDMI. The combined company will focus on immunotherapeutic products for cancer and selected infectious diseases.
      Pursuant to the Share Exchange Agreement, we will acquire all of the outstanding share capital of IDM, with certain exceptions related to shares and a warrant held in French share savings plans, in exchange for shares of our common stock, and IDM will become our subsidiary. Each share of IDM will be exchanged for approximately 3.771865 shares of our common stock, and the former shareholders of IDM will hold, in the aggregate, approximately 78% of our common stock, on a fully diluted basis, immediately following the closing of the transaction. In connection with the transaction, our outstanding Series S and Series S-1 preferred stock will be exchanged for a total of 1,949,278 shares of our common stock. The Share Exchange Agreement also sets forth the terms for treatment of outstanding options and warrants to purchase IDM shares in the transaction.
      Subsequent to the transaction, IDM will effectively control us. As a result, the transaction will be accounted for as a reverse acquisition, whereby for financial reporting purposes, IDM is considered the acquiring company. Hence, the historical financial statements of IDM will become our historical financial statements and will include our results of operations only from the acquisition date forward.
      The shares we will issue in the exchange will not be registered under U.S. securities laws and may not be offered or sold in the U.S. absent registration or unless an applicable exemption from the registration requirements is available. We will file a registration statement covering the resale of the shares issued in the transaction following the closing of the transaction.
      We will issue common stock equal to more than 20% of our outstanding voting shares pursuant to the Share Exchange Agreement and will therefore have to obtain shareholder approval of the transaction in accordance with Nasdaq rules. We will file a proxy statement and hold a meeting of our shareholders to approve the Share Exchange Agreement and certain related actions including changing our name to IDM, Inc.
      The combined company will be headquartered in San Diego following the closing of the transaction, and will have manufacturing sites in Irvine, California and Paris, France. The combined company will have approximately 150 employees. Dr. Jean-Loup Romet-Lemonne, Chairman and Chief Executive Officer of IDM will be CEO of the combined company, Dr. Emile Loria, our President and CEO, will be President and Chief Business Officer of the combined company and Bob De Vaere, our Chief Financial Officer, will be Chief Financial Officer of the combined company.
      IDM’s lead product candidate, MEPACT, has completed Phase III clinical trials in the U.S. for the treatment of osteosarcoma. MEPACT has received Orphan Drug Status in both the U.S. and Europe, and IDM is working with U.S. and E.U. regulatory agencies regarding the process for obtaining product marketing approval. In addition to MEPACT, the combined company will have a portfolio of six product candidates in clinical development, including one product candidate in Phase II/ III clinical trials and two product candidates in Phase II clinical trials.
      The forgoing statements regarding the proposed transaction between us and IDM includes forward looking statements, which are subject to risks and uncertainties, including but not limited to the possibility that the proposed transaction with IDM may not ultimately close for any of a number of reasons, such as our not obtaining shareholder approval of the transaction or related matters; failure of holders of at least 95% of the outstanding stock of IDM to become parties to the definitive agreement; the possibility that IDM shareholders who have not become parties to the definitive agreement make an alternative bid regarding a transaction involving IDM to the IDM shareholders pursuant to rights under the shareholders agreement among the IDM shareholders and, if so, that the IDM shareholders accept that bid instead of the transaction with us; and the possibility that Nasdaq will not approve the listing of the combined company’s shares for trading on the Nasdaq National Market; and that, in the event the transaction is completed, the combination of us and IDM may not result in a stronger company, that the technologies and clinical programs of the two companies may not be compatible and that the parties may be unable to successfully execute their integration strategies or realize the expected benefits of the transaction.
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

Revenue Recognition
      We recognize revenues pursuant to Staff Accounting Bulletin No. 104, “Revenue Recognition.” Collaboration revenues are earned and recognized as research costs are incurred in accordance with the provisions of each agreement. License fees are earned and recognized in accordance with the provisions of each agreement. Upfront license fees for perpetual licenses where we have no performance obligations are recognized when received. License fees with ongoing involvement or performance obligations are recognized over the term of the agreement. For example, in connection with our Genencor collaboration, which has now been assigned to Innogenetics, because we received an upfront license fee, it is being amortized into revenue over the collaboration term. Fees paid to initiate research projects are deferred and recognized over the project period. Milestone payments are recognized as revenue upon the completion of the milestone as long as the milestone event was substantive, and its achievability was not reasonably assured at inception and our performance obligations after milestone achievement will continue to be funded at a comparable level before the milestone achievement. Revenues from grants are recognized on a percentage-of-completion basis as related costs are incurred. We defer revenue recognition until performance obligations have been completed and collectibility is reasonably assured.

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

Investment Policy
      The primary objective of our investment activities is to preserve principal while at the same time achieving competitive yields, without significantly increasing risk. To achieve this objective, we primarily invest in cash and money market accounts as well as A1 or P1 or higher rated debt securities with maturities of less than two years, with the weighted average maturity not to exceed eighteen months. We also attempt to minimize our portfolio risk by placing constraints on how much of our portfolio may be held in a specific type of investment such as asset-backed securities or collateralized mortgage obligations as well as limiting our holdings in any one issuer. At December 31, 2004, our investment portfolio included only cash and money market accounts and had no fixed-income securities.
Results of Operations
      We had total revenue of $9.6 million for the year ended December 31, 2004, compared to revenue of $7.2 million for the year ended December 31, 2003. The increase in the year ended December 31, 2004 relates primarily to a $5.4 million increase in research grants and contract revenue, offset by a $2.5 million decrease in related party revenue and a $0.4 million decrease in licensing and milestone revenue. The increase in research grants and contract revenue during 2004 was primarily due to reimbursement under grants and contracts received from the NIH in late 2003 and 2004 and recognition of reimbursements under our collaboration agreement with Innogenetics as contract revenue rather than related party revenue following Genencor’s assignment of its rights under our collaboration and license agreements to Innogenetics in March 2004. Innogenetics does not own an equity position in Epimmune and, therefore, is not a related party and reimbursements under our collaboration agreement with them are now recorded as contract revenue. The decrease in related party revenue during the year ended December 31, 2004, compared to the year ended December 31, 2003, was also a result of the assignment by Genencor to Innogenetics and the corresponding change in revenue accounts. Overall, we received $1.2 million less in licensing, milestone and contract revenues from the programs previously partnered with Genencor and now partnered with Innogenetics during 2004 as compared to 2003. Two of the partnered programs have advanced to clinical development or late stage preclinical development and did not require the same level of support from us during 2004 as they did in 2003. In connection with the assignment by Genencor, we extended the collaboration term with Innogenetics through September 2005. Innogenetics will have the right to terminate the collaboration early, upon three months written notice. The decrease in licensing and milestone revenue during the year ended December 31, 2004 compared to the year ended December 31, 2003 was a result of previously received evaluation and license option fees being fully amortized into revenue by the end of 2003.
      We had total revenue of $7.2 million for the year ended December 31, 2003 and $7.1 million for the year December 31, 2002. A decrease of $1.2 million in related party revenue from Genencor in 2003 was offset by an increase of $0.6 million in licensing fees and milestone revenue and a $0.6 million increase in research grant and contract revenue during 2003. The decrease of $1.2 million in related party revenue in the year ended December 31, 2003, compared to the year ended December 31, 2002, was primarily due to the shift in focus of our collaboration with Genencor from scientific research activities, the part of the collaboration in which we were most involved, to preclinical development on the lead program in support of a late 2003 Investigational New Drug, or IND, filing by Genencor, lower non-recurring milestone payments received in 2003 compared to 2002, and an increase in the time period during which the license fees previously paid by Genencor were amortized due to the extension of the collaboration term. The change in the estimated life of the license occurred due to the extension of the collaboration term from September 1, 2003 to September 1, 2004. The agreement term was extended in October of 2002. The increase of $0.6 million in licensing fees and milestone revenue in the year ended December 31, 2003, compared to the year ended December 31, 2002 was due to the receipt of one-time payments for license fees and milestones during 2003 under the terms of our agreement with Anosys, and an increase in licensing revenue as a result of amortization of evaluation fees and license fees received from Aventis, IDM, Beckman Coulter, Merck and Amgen in 2003, compared to 2002. The increase of $0.6 million in grant and contract revenue in the year ended December 31, 2003, compared to the year ended December 31, 2002 was due to higher reimbursable expenses on several existing grants and contracts during 2003 than in 2002 and reimbursement of expenses on a new contract we received in September of 2003 from the NIH to develop a preventive HIV vaccine.
      A significant portion of our research and development expense is related either to work performed under grants and contracts from the NIH or to work we perform under a collaboration agreement with Innogenetics. Under our NIH grants and contracts, we are able to invoice the NIH each month for direct research and development expenses we incur, such as our internal labor costs, and for outside costs such as subcontractors working for us on a specific program. We are also able to invoice for fringe costs related to our labor and for overhead expenses, both at prescribed rates negotiated in advance with the government. In some instances, we are also able to invoice a fixed fee, negotiated with the NIH in advance for a specific program.
      In the largest of our current programs, a contract with the NIH for developing a preventative HIV vaccine with a total potential value of $16.7 million over five years, we have been authorized to spend, or invoice, up to $8.6 million through September 2005, which represents the first two years of the program. Thus far, as of December 31, 2004, we have incurred costs of approximately $4.0 million on this program, and have invoiced the NIH for $4.2 million.
      Under our collaboration agreement with Innogenetics, our employees record their actual time worked on the collaboration each day and at the conclusion of each month, we determine the number of full time equivalent employees, on an annualized basis, who worked on the collaboration. We then invoice Innogenetics at a negotiated, annualized rate per full time equivalent employees who worked on the collaboration during the month. The annualized rate at which we invoice is intended to include the direct labor as well as fringe and overhead expenses related to and in support of the direct labor.
      A description of our research and development programs and their status is included in “Business” above. We have programs in various stages of research and development and, given that plans for additional research and development and, if applicable, commercialization depend upon, among other things, the outcome of testing at each stage of research and development and regulatory review, it is not possible for us to determine when, if ever, these programs might be completed or the costs to complete these programs. Risks and uncertainties associated with our research and development programs are described in “Risk Factors” above.
      Research and development expenses were $10.9 million in the year ended December 31, 2004, compared to $10.5 million in the year ended December 31, 2003. The increase in research and development expenses in 2004 was primarily due to a $1.5 million increase in sponsored research related to our subcontractors on NIH grants and contracts and a $0.2 million increase in outside costs related to clinical trials. This increase was partially offset by a $0.7 million reduction in labor and associated costs as a result of our workforce reduction in September 2003, and a $0.4 million reduction in purchases of vaccine supplies for clinical trials.
      Research and development expenses decreased to $10.5 million in the year ended December 31, 2003 from $11.3 million in the year ended December 31, 2002. The decrease in the year ended December 31, 2003 was primarily due to lower outside costs related to preclinical activities such as formulation and toxicology studies for our HIV and lung and colorectal cancer product candidates which had all entered clinical trials by 2003, lower scientific supplies costs related to completion of preclinical activities, lower patent and intellectual property related expenses, and reduced labor costs related to our work force reduction, partially offset by higher costs associated with outside research support related to our High Throughput Screening contract with the NIH and outside research and development support on a new contract we received in September of 2003 from the NIH to develop a preventive HIV vaccine.
      General and administrative costs decreased to $2.7 million in the year ended December 31, 2004, from $3.6 million in the year ended December 31, 2003. The decrease during 2004 compared to 2003 relates primarily to higher comparative operating expenses in 2003 which included recognition of non-cash, stock-based compensation charges of $0.6 million in connection with the prepayment of a promissory note by Dr. Emile Loria, our president and chief executive officer in September 2003, a $0.5 million write off in 2003 of legal, investment banking, accounting and other expenses related to our proposed merger with Anosys, which was terminated, and a $0.2 million reduction in labor and associated costs in 2004 as a result of our work force reduction in September 2003. This was partially offset by $0.4 million in costs in 2004 associated with our proposed combination with IDM, S.A.
      General and administrative costs were approximately $3.6 million in the year ended December 31, 2003 compared to $2.9 million in the year ended December 31, 2002. The increase in the year ended December 31, 2003 was due to recognition of $0.6 million in non-cash, stock-based compensation charges in connection with the prepayment of a promissory note by our CEO in September 2003, other non-cash, stock-based compensation expenses related to a higher stock price for variable stock equity instruments, and the write off of $0.5 million in legal, investment banking, accounting and other expenses related to our proposed merger with Anosys, which was terminated. The increases were partially offset by a reduction in consultant fees and other outside costs, and a reduction in travel expenses.
      In September 2003, we announced a reduction of our work force aimed at reducing our cash burn and focusing our efforts on our most advanced clinical programs and our sponsored and partnered programs. We reduced our research and administrative staff by 11 individuals or 23%, which resulted in a one-time restructuring charge of approximately $336,000 in the year ended December 31, 2003. We had no restructuring related charges in 2004 or 2002.
      Net interest income was approximately $0.1 million in 2004 compared to $0.2 million in 2003 and $0.6 million in 2002. Interest income during 2003 included approximately $0.1 million of interest accrued on the note issued for the purchase in January 2001 of our common stock by Dr. Loria, our president and chief executive officer, compared to approximately $0.3 million of interest accrued on the note in 2002. We had lower average cash balances in the year ended December 31, 2004, compared to the year ended December 31, 2003. We had lower average cash balances and rates of return in the year ended December 31, 2003, compared to the year ended December 31, 2002.
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
Liquidity and Capital Resources
      We have financed operations since inception primarily through private placements of our equity securities, two public common stock offerings, license fees, revenues under collaborative research and development agreements, grant revenues, capital and operating lease transactions, certain asset divestitures and interest income. Through December 2004, we have raised approximately $170.1 million from the sale of equity securities, of which $35.1 million was raised to fund the business since the formation of our business related to immunotherapy. As of December 31, 2004, we had 17,799,227 shares outstanding on an as-converted to common stock basis, assuming conversion of the series S and S-1 preferred shares.
      As of December 31, 2004, our cash and cash equivalents were $7.0 million compared to $6.4 million at December 31, 2003. The increase was primarily due to a $5.0 million private placement we completed in April 2004, partially offset by $3.4 million of cash used to fund our research and development and clinical activities, $0.7 million of cash used for capitalized patent costs and $0.2 million of cash used to purchase capital equipment. Our operating expenses were offset by license fees, milestone payments and grant and contract revenues we received. We expect to continue to use our cash and cash equivalents to fund our ongoing and future clinical trials, as well as our drug research and development programs. We had net working capital of $6.4 million as of December 31, 2004 compared to $4.8 million as of December 31, 2003.
      Capital expenditures for the year ended December 31, 2004 were $0.2 million compared to $0.1 million for the year ended December 31, 2003 and $0.7 million for the year ended December 31, 2002. The expenditure for 2004 was primarily for the purchase of equipment to support our ongoing clinical trials. The expenditures for 2003 were primarily for small laboratory equipment. The expenditures for 2002 were primarily for laboratory equipment to increase and improve immunological screening throughput, to build out additional laboratory space to accommodate additional employees and for information technology equipment and upgrades to accommodate new employees. In the past, we have financed our laboratory equipment and research and office facilities primarily through operating lease arrangements and a note payable. We did not have any outstanding notes payable in 2004. During 2003, we made payments of $0.04 million and fully paid off our outstanding note payable. During 2002, we made payments of $0.3 million under the notes payable. During 2005, we anticipate that payments related to capital expenditures will decrease compared to 2004 levels to approximately $0.1 million. We will also pay approximately $0.6 million in rent on our lease commitments during 2005. The future minimum rental commitment for the lease of our facility will range from approximately $0.6 million to $0.7 million each year over five years, based upon pre-established annual rent increases.

      Payments related to capitalized patent expenses were approximately $0.7 million, $0.8 million and $1.2 million for 2004, 2003 and 2002, respectively. The decrease in 2004 compared to 2003 reflects continuation of our efforts to consolidate our intellectual property portfolio and control our outside legal expenses. The decrease in 2003 compared to 2002 was due primarily to consolidation of our patent portfolio with one outside law firm to limit administrative redundancies as well as bringing certain administrative tasks in house to limit outside legal expenses. We expect payments related to patents to be relatively flat in 2005 compared to 2004.
      As funds are available, we expect our net cash burn to increase in 2005 compared to 2004 levels as a result of costs related to ongoing clinical trials in connection with our ongoing drug research and development programs, research and development activities on sponsored programs and contracts, preclinical testing of product candidates and manufacturing of clinical supplies. We intend to seek collaborative research and development relationships with suitable corporate partners and U.S. government agencies. We have in the past and may in the future also license to third parties some of our technology in markets that we are not pursuing ourselves or through our collaborations. Any agreements that may result from these discussions may not successfully reduce our funding requirements or, if entered into, may be terminated.
      We will continue to spend substantial amounts on research and development, including amounts spent for manufacturing clinical supplies, conducting clinical trials for our product candidates and advancing development of certain sponsored and partnered programs. Therefore, we will need to secure additional funding, in addition to the approximately $5.5 million we raised in April 2004. We do not have committed external sources of funding and may not be able to obtain any additional funding, especially if volatile market conditions persist for biotechnology companies. If we are unable to obtain additional funding, we will be required to delay, further reduce the scope of or eliminate one or more of our research and development projects, sell the Company or certain of its assets or technologies, or dissolve and liquidate all of its assets. As of December 31, 2004, we had approximately $7.0 million in cash and cash equivalents. We have incurred and will continue to incur legal, accounting and other transaction costs in connection with our proposed combination with IDM. If we do not complete the proposed combination as planned, our cash position will be further reduced, and it will likely be even more difficult to raise additional funding on satisfactory terms, if at all. Our future operational and capital requirements will depend on many factors, including:

•	whether our proposed transaction with IDM is successfully completed;

•	whether we are able to secure additional financing on favorable terms, or at all;

•	the costs associated with our ongoing Phase I/ II clinical trial for our vaccine targeting HIV, which began in September 2002, including the status of our contract with the NIH;

•	the costs associated with our Phase II clinical trial for our vaccine targeting lung cancer, which began in December 2004;

•	progress with other preclinical testing and clinical trials in the future;

•	our ability to establish and maintain collaboration and license agreements and any government contracts and grants;

•	the actual revenue we receive under our collaboration and license agreements;

•	the actual costs we incur under our research collaboration with Bavarian Nordic;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and any other proprietary rights;

•	competing technological and market developments;

•	changes in our existing research relationships;

•	continued scientific progress in our drug discovery programs; and

•	the magnitude of our drug discovery and development programs.
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
Contractual Obligations
      The following table summarizes our contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

		Less than	Years	Years	More than
	Total	1 Year	2-3	4-5	5 Years

	(Unaudited)
	(in thousands)
Operating lease obligations(1)	2,685	602	1,259	824	—
Licensing and purchase obligations(2)(3)	1,921	419	412	390	700
Deferred compensation	184	63	121	—	—

Total	$4,790	$1,084	$1,792	$1,214	$700

(1)	Facilities lease, which expires in March 2009.

(2)	Licensing and purchase obligations includes an estimate of $1,560,000 for future payment obligations under existing license agreements which may become due and payable in the periods specified based on projected achievement of triggering events, although there can be no assurance such events will be achieved in the projected time frames, if at all.

(3)	Projections do not include obligations under any of our agreements related to the conduct of clinical trials as these agreements may generally be terminated with 30-days notice.
Recently Issued Accounting Standards
      As permitted by the Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” we currently account for share-based payments to employees using the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” the intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123®’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123® cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123® in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share included in Note 1 to the consolidated financial statements

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks
      At December 31, 2004, our investment portfolio included only cash and money market accounts and had no fixed-income securities. There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

Item 8.	Consolidated Financial Statements and Supplementary Data
      The financial statements and supplemental data required by this item are set forth at the pages indicated in Item 15(a)(1) of this annual report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.
Item 9(A). Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days prior to the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.
(b) Changes in Internal Control over Financial Reporting
      There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The following table sets forth information regarding our current directors and executive officers as of February 15, 2005:

Name	Age	Position

Directors:
Howard E. (“Ted”) Greene, Jr.	62	Chairman of the Board of Directors
William T. Comer, Ph.D.	69	Director
Georges Hibon	67	Director
Michael G. Grey	52	Director
Emile Loria, M.D.	55	Director, President and Chief Executive Officer
John P. McKearn, Ph.D.	51	Director
Executive Officers:
Emile Loria, M.D.	55	Director, President and Chief Executive Officer
Robert J. De Vaere	47	Vice President, Finance and Administration, and Chief Financial Officer
Mark J. Newman, Ph.D.	50	Vice President, Research and Development

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
      Dr. Comer has served as a director since January 1994. Since April 2000, he has been a director of TorreyPines Therapeutics, Inc., a privately held biopharmaceutical company, where he also served as Chairman of the Board from May 2000 through December 2004 and as Interim Chief Executive Officer from March 2000 through March 2002. Dr. Comer served as President and Chief Executive Officer and a member of the Board of Directors of SIBIA Neurosciences, Inc., a biotechnology company, from April 1991 to November 1999. SIBIA was acquired by Merck & Co., Inc. in November 1999. Dr. Comer resigned in November 1999, but continued to serve as a consultant to Merck from December 1999 until August 2000. Dr. Comer previously served in various roles with Bristol-Myers Squibb, a pharmaceutical company, culminating in his position as Senior Vice President of Strategic Management, Pharmaceuticals and Nutritionals. He served as Chairman of Prescient Neuropharma, Inc. until December 17, 2002 and is currently a director of Innapharma, Inc.
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
      Mr. Grey has served as our director since July 1999. Since January 1, 2005, he has served as President and Chief Executive Officer of Structural GenomiX, Inc., a privately held biotechnology company, where he previously served as President from June 2003 to January 1, 2005 and as Chief Business Officer from April 1, 2001 until June 2003. In addition, Mr. Grey has been a member of the Board of Directors of Structural GenomiX since September 2001. Between January 1999 and September 2001, he served as President and Chief Executive Officer of Trega Biosciences, Inc., a biotechnology company. Prior to joining Trega, Mr. Grey served as President of BioChem Therapeutics, Inc., a division of BioChem Pharma, Inc., a pharmaceutical company, from November 1994 to August 1998. During 1994, Mr. Grey served as President and Chief Operating Officer of Ansan, Inc., a biopharmaceutical Company. From 1974 to 1993, Mr. Grey served in various roles with Glaxo, Inc. and Glaxo Holdings, plc, a pharmaceutical company, culminating in his position as Vice President, Corporate Development. Mr. Grey serves on the Board of Directors of Achillion Pharmaceuticals, Inc.
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
      Dr. McKearn has served as our director since April 2000. Since March 2005, he has served as Chief Executive Officer of Kalypsys Inc., a privately held biotechnology company, where he also served as President and Chief Scientific Officer from August 2004 to March 2005 and Chief Scientific Officer from July 2003 to August 2004. In addition, Dr. McKearn has been a member of the Board of Directors of Kalypsys since July 2003. Prior to that, he was with Pharmacia Corporation, formerly G.D. Searle and Co., a pharmaceutical company, since 1987. From August 2000 until June 2003, he served as Senior Vice President, Pharmacia Discovery Research, responsible for research activities in cardiovascular diseases, arthritis and oncology. Prior to that he served as Vice President, Searle Discovery Research from 1999 to 2000, Executive Director of Oncology from 1995 to 1999, and directed all arthritis, inflammation and oncology research from 1987 to 1995. Dr. McKearn was a Senior Scientist at E.I. DuPont de Nemours and Company, a pharmaceutical company, from 1985 to 1987 and a member of the Basel Institute for Immunology from 1982 to 1985.

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
Independence of the Board of Directors
      As required under The Nasdaq Stock Market, or Nasdaq, listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The Board consults with our counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in relevant listing standards of the Nasdaq, as in effect time to time.
      Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, and us, our senior management and our independent auditors, the Board affirmatively has determined that all of the Company’s directors are independent directors within the meaning of , as defined in Rule 4200(a)(15) of the Nasdaq listing standards, except for Dr. Loria, our President and Chief Executive Officer.
Board Committees and Meetings
      During the fiscal year ended December 31, 2004, the Board held ten meetings. As required under Nasdaq listing standards, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present.
      Our Board of Directors currently has an Audit Committee, a Compensation Committee and a Nominating Committee. The following table provides membership information for 2004 for each of the Board committees:

Governance and
Name	Audit		Compensation		Nominating

Howard E. Greene, Jr.	X	*	X	*
William T. Comer, Ph.D.	X		X
Michael G. Grey	X				X	*
John P. McKearn, Ph.D.			X		X

*	Committee Chairperson

      Below is a description of each committee of the Board of Directors and information regarding committee meetings held in 2004. The Board of Directors has determined that each member of each committee meets the applicable rules and regulations regarding “independence” and that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment with regard to us.
      Audit Committee. The Audit Committee of the Board oversees our corporate accounting and financial reporting process. The Board of Directors has adopted an Audit Committee Charter, which among other responsibilities, requires that this committee monitor our financial reporting process and internal control systems, review audit and management reports and review and approve the engagement of the independent auditors. The Audit Committee met a total of five times in 2004. The Audit Committee met two times prior to March 30, 2004 to plan for and discuss the 2003 annual audit with our independent auditors. The Audit Committee met three times after March 30, 2004, to review and discuss our first, second and third quarter financial results and financial statements to be included in our Form  10-Q filings. The Audit Committee met one time following the 2004 fiscal year end to discuss the 2004 annual audit with our independent auditors. The Audit Committee recommends the independent auditors to the Board and provides a direct line of communication between the auditors and the Board. The independent auditors separately meet with the Audit Committee, with and without our management present, to review and discuss various matters, including our financial statements, the report of the independent auditors on the results, scope and terms of their work and their recommendations concerning the Company’s financial practices and procedures.
      The Board annually reviews the Nasdaq listing standards definition of independence for Audit Committee members and has determined that all members of our Audit Committee are independent, as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the Nasdaq listing standards. The Board has determined that Mr. Greene qualifies as an audit committee financial expert, as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Greene’s level of knowledge and experience based on a number of factors, including his formal education and experience as a chief executive officer for public reporting companies.
      Compensation Committee. The Compensation Committee of the Board of Directors reviews and approves our overall compensation strategy and policies. The Compensation Committee administers our stock option plans, employee stock purchase plan and 401(k) plan, approves (or recommends to the Board for approval) salaries, bonuses and other compensation arrangements for our officers, including our Chief Executive Officer, and performs such other functions regarding compensation as our Board of Directors may delegate. All members of the Compensation Committee are independent, as independence is currently defined in Rule 4200(a)(15) of the Nasdaq listing standards. The Compensation Committee held three meetings and acted by unanimous written consent two times during 2004.
      Nominating Committee. The Nominating Committee is responsible for interviewing, evaluating, nominating and recommending individuals for membership on our Board and committees thereof and nominating specific individuals to be elected as our officers by the Board. Our Nominating Committee charter can be found on our corporate website at www.epimmune.com. All members of the Nominating Committee are independent, as independence is currently defined in Rule 4200(a)(15) of the Nasdaq listing standards. The Nominating Committee acted by unanimous written consent one time during 2004.
      Attendance at Board and Committee Meetings. During the fiscal year ended December 31, 2004, all of the Company’s directors attended or participated in 75% or more of the aggregate of (i) the total number of meetings of the Board and (ii) the total number of meetings held by all committees of the Board on which such director served during the year.
Code of Ethics
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
Director Compensation
      Non-employee directors are paid $2,000 per meeting attended in person and $500 per meeting attended by phone as compensation for their service on the Board. Directors are not compensated for actions taken by written consent. The members of the Board are eligible for reimbursement of expenses incurred in connection with their service on the Board. Under the Directors’ Deferred Compensation Plan, participating directors may elect on an annual basis to defer all of their cash compensation in a deferred compensation account pursuant to which the deferred fees are credited in the form of share units having a value equal to shares of our common stock share units, based on the market price of the stock at the time the deferred fees are earned. We will continue to credit share units to the participants’ deferred compensation accounts on a quarterly basis. When a participant ceases serving as a director, the participant shall be entitled to receive the value of his or her account either in a single lump-sum payment or in equal annual installments, as determined by us, in our sole discretion. No participant entitled to receive a payment of benefits shall receive payment in the form of our common stock. Effective as of the closing of the transactions with IDM under the Share Exchange Agreement, each of Dr. Comer and Messrs. Greene and Hibon will resign as a member of our Board and Dr. Comer and Mr. Greene, who are participants in the Directors’ Deferred Compensation Plan, will be entitled to receive the value of their accounts in a single lump-sum payment.
      Directors are currently eligible to receive option grants under our stock option plan in accordance with the policy regarding non-employee director compensation adopted by the Board of Directors in 1999. This policy calls for each non-employee director to be granted annual options to purchase 5,000 shares of our common stock as of the date of each annual meeting of our stockholders. The shares subject to such option are to vest monthly over a twelve-month period, provided the director remains a director upon the date of his re-election to our Board. Newly appointed or elected non-employee directors are eligible for a 20,000-share option grant under this policy with monthly vesting over a forty-eight month period. In June 15, 2004, the Board granted annual options to purchase 5,000 shares of our common stock in connection with the annual meeting of our stockholders to the following non-employee directors: Mr. Greene, Dr. Comer, Mr. Grey, Mr. Hibon, and Dr. McKearn at an exercise price of $1.92 per share.
      In connection with the approval of the proposed combination with IDM, our Board approved the amendment, effective as of the closing of the IDM transaction, of certain options to purchase shares of our common stock granted to Dr. Comer and Messrs. Greene and Hibon, in light of their resignation from the Board as of the closing of the transactions with IDM under the Share Exchange Agreement, to provide that their outstanding options shall remain exercisable until the date of the option would have originally expired but for the resignation of the option holder from service as our director, except that, with respect to any options that have an exercise price less than the fair market value of our common stock as of the date the resolutions were adopted, such options shall remain exercisable until the earlier of (i) the date of the options would have originally expired but for the resignation of the option holder from service as our director and (ii) the latest date on which the option can expire without the option being treated as deferred compensation under Section 409A of the Internal Revenue Code of 1986, as amended, and the treasury regulations thereunder and subject to the additional tax under Section 409A (which under current guidance would be March 15, 2006 but could be extended).
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports in changes in ownership of our common stock and other of our equity securities. Specific due dates for these reports have been established, and we are required to disclose any failure to file by these dates during 2004. Our officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Compensation of Executive Officers
      The following table shows for the fiscal years ended December 31, 2004, 2003 and 2002, compensation awarded or paid to, or earned by our Chief Executive Officer and our two other most highly compensated executive officers. These individuals are referred to as the “named executive officers.” During the last three fiscal years, none of the executive officers received any restricted stock awards or long-term incentive payouts; provided, however, Dr. Loria purchased stock from us in 2001 that was subject to vesting.
Summary Compensation Table

				Long-Term
				Compensation Awards

	Annual Compensation(1)			Restricted	Securities
				Stock	Underlying	All Other
			Bonus	Awards	Options	Compensation
Name and Principal Position	Year	Salary($)	($)(2)	($)	(#)	($)(3)

Dr. Emile Loria(4)(5)(6)(9)	2004	350,000	50,000	0	500,000	2,408
President, Chief Executive Officer	2003	350,000	25,000	0	500,000	1,387
	2002	300,000	100,098	0	0	1,058
Dr. Mark J. Newman(7)(9)	2004	225,000	50,000	0	160,000	828
Vice President, Research and	2003	195,833	25,000	0	50,000	724
Development & Asst. Secretary	2002	185,000	98	0	0	597
Mr. Robert J. De Vaere(8)(9)	2004	215,000	50,000	0	160,000	789
Vice President, Finance and	2003	195,000	25,000	0	50,000	724
Administration, Chief Financial	2002	185,000	98	0	0	398
Officer and Secretary

(1)	As permitted by rules promulgated by the SEC, no amounts are shown with respect to certain “perquisites,” where such amounts do not exceed the lesser of 10% of bonus plus salary or $50,000, in the column “Other Annual Compensation.” Accordingly, because no amounts would be included in this column, we have excluded this column from the above table.

(2)	All officers of the Company were granted a stock bonus award during 2002 of 100 shares of our common stock in exchange for the termination of their participation in the 2002 Management Bonus Plan. The fair market value of our common stock on December 16, 2002, the issuance date, was $0.98 per share, or $98 for each award.

(3)	All other compensation consists of life insurance premiums paid by us unless otherwise noted.

(4)	Dr. Loria joined as our President and Chief Executive Officer in June 2001 at an annual salary of $300,000. Dr. Loria received a signing bonus of $125,000 and was eligible to earn a performance bonus equal to two percent of any proceeds received by us from any public or private equity financing or other transaction pursuant to which we received funding (other than research funding) that was completed by us between January 16, 2001 and January 16, 2002. During the period from January 16, 2001 and January 16, 2002, we completed transactions in which we received total funding of $16,379,581 making Dr. Loria eligible for bonus payments of $327,592 under the provisions of this agreement. Dr. Loria was paid a bonus of $227,592 in 2001 and the remaining accrued balance of $100,000 was paid in January 2002.

(5)	Dr. Loria joined as our President and Chief Executive Officer in June 2001. In connection with his employment offer letter and joining our Board of Directors in January 2001, and as an inducement to accept the offer, we sold Dr. Loria 1,056,301 shares of our common stock at a purchase price of $2.50 per share, the closing price of our common stock on the Nasdaq National Market on the date of purchase. The shares were subject to vesting in equal daily installments during the four-year period following the date of purchase, and we had a right to purchase any unvested shares at the purchase price paid by Dr. Loria in the event of termination of Dr. Loria’s service to Epimmune. Dr. Loria issued us a promissory note for $2,641,000, the aggregate purchase price of the shares, which is secured by a pledge of the shares. In September 2003, Dr. Loria surrendered an aggregate of 963,740 shares of our common stock at the fair market value of $3.17 per share, in exchange for the prepayment of the outstanding principal and interest under the promissory note.

(6)	Of the 500,000 options granted to Dr. Loria in 2004, 187,500 were contingent upon the achievement of certain performance milestones by specific dates. These performance milestones were not met and the option grants associated with them subsequently terminated.

(7)	Of the 160,000 options granted to Dr. Newman in 2004, 60,000 were contingent upon the achievement of certain performance milestones by specific dates. These performance milestones were not met and the option grants associated with them subsequently terminated.

(8)	Of the 160,000 options granted to Mr. De Vaere in 2004, 60,000 were contingent upon the achievement of certain performance milestones by specific dates. These performance milestones were not met and the option grants associated with them subsequently terminated.

(9)	The performance milestones associated with the contingent option grants included: completion of a licensing transaction with a third party to assist in the development of any cancer or HIV vaccine candidate; completion of an equity financing of at least $10 million; and enrollment (injection) of the first patient in any Phase II clinical trial.

      Our Board approved salaries for our executive officers for 2005, which will be effective January 1, 2005 but only if the closing of the proposed transactions with IDM under the Share Exchange Agreement occur, as set forth in the following table. Our Board also approved the payment of bonuses, to be made only if the closing of the proposed transactions with IDM under the Share Exchange Agreement occur, to all of our employees who are employed at the time of the closing, including the executive officers set forth in the following table.

Executive Officer	2005 Salary ($)(1)	Amount of Bonus ($)(1)

Emile Loria,	375,000	375,000 [12 months of
President and Chief Executive Officer		then current salary]
Mark Newman,	235,000	117,500 [six months
Vice President, Research and Development		of then current salary]
Robert De Vaere,	235,000	117,500 [six months of
Vice President, Finance, and Chief Financial Officer		then current salary]

(1)	Effective only upon the closing of the proposed combination with IDM.
Stock Option Grants and Exercises
      We currently grant options to our executive officers under our 2000 Stock Plan and have previously granted options under our 1997 Stock Plan and our 1989 Stock Option Plan, which terminated in 1999. As of December 31, 2004, options to purchase a total of 219,798 shares were outstanding under the 1989 Stock Option Plan, options to purchase a total of 7,140 shares were outstanding under the 1994 Non-Employee Directors’ Stock Option Plan, options to purchase a total of 119,209 shares were outstanding under the 1997 Stock Plan and options to purchase a total of 2,175,000 shares were outstanding under the 2000 Stock Plan. On December 16, 2002 we granted stock bonus awards of 600 shares to our executive officers from the 2000 Plan. There are no options available for grant under the 1997 Stock Plan, the 1989 Stock Option Plan or the 1994 Non-Employee Directors’ Stock Option Plan. As of December 31, 2004, 399,393 options were available for future grant under the 2000 Stock Plan.
      Options granted under the 1989 Stock Option Plan prior to 1996 generally vested 20% at the end of the first year of the optionee’s employment and thereafter daily at the rate of 20% per year during such period of employment. Options granted under the 1989 Stock Option Plan after November 1996 and options granted under the 2000 Stock Plan generally vest 25% at the end of the first year of the optionee’s employment and thereafter daily at the rate of 25% per year during such period of employment. Options granted under the 1997 Plan which we assumed from a subsidiary, generally vest 25% at the end of the first year of the optionee’s employment and thereafter monthly at the rate of 25% per year during such period of employment.

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
      The following tables show for the fiscal year ended December 31, 2004, certain information regarding options granted to, exercised by, and held at year-end by the named executive officers:
Options Granted in Last Fiscal Year

	Individual Grants
					Potential Realizable
	Number	% Total			Value at Assumed
	of	Options			Annual Rates of Stock
	Securities	Granted to			Price Appreciation for
	Underlying	Employees	Exercise or		Option Term(2)
	Options	In Fiscal	Base Price	Expiration
Name	Granted	Year(1)	($/Sh)	Date	5%($)	10%($)

Dr. Emile Loria(3)(6)	250,000	21.80%	1.53000	12/26/13	240,552	609,606
	62,500	5.45%	1.92000	06/15/14	75,467	191,249
	62,500	5.45%	1.53000	12/26/13	60,138	152,502
	62,500	5.45%	1.53000	12/26/13	60,138	152,502
	62,500	5.45%	1.53000	12/26/13	60,138	152,502
Dr. Mark J. Newman(4)(6)	80,000	6.97%	1.53000	12/26/13	76,977	195,074
	20,000	1.74%	1.92000	06/15/14	24,150	61,200
	20,000	1.74%	1.53000	12/26/13	19,244	48,769
	20,000	1.74%	1.53000	12/26/13	19,244	48,769
	20,000	1.74%	1.53000	12/26/13	19,244	48,769
Mr. Robert J. De Vaere(5)(6)	80,000	6.97%	1.53000	12/26/13	76,977	195,074
	20,000	1.74%	1.92000	06/15/14	24,150	61,200
	20,000	1.74%	1.53000	12/26/13	19,244	48,769
	20,000	1.74%	1.53000	12/26/13	19,244	48,769
	20,000	1.74%	1.53000	12/26/13	19,244	48,769

(1)	Based on 1,147,000 options granted in 2004 under the 2000 Plan, including grants to executive officers.

(2)	The potential realizable value is calculated based on the terms of the option at its time of grant (10 years in the case of all options). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These amounts represent certain assumed rates of appreciation, in accordance with rules of the SEC, and do not reflect the Company’s estimate or projection of future stock price performance. Actual gains, if any, are dependent on the actual future performance of the Company’s Common Stock, and no gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.

(3)	Of the 500,000 options granted to Dr. Loria in 2004, 187,500 were contingent upon the achievement of certain performance milestones by specific dates. These performance milestones were not met and the option grants associated with them subsequently terminated.

(4)	Of the 160,000 options granted to Dr. Newman in 2004, 60,000 were contingent upon the achievement of certain performance milestones by specific dates. These performance milestones were not met and the option grants associated with them subsequently terminated.

(5)	Of the 160,000 options granted to Mr. De Vaere in 2004, 60,000 were contingent upon the achievement of certain performance milestones by specific dates. These performance milestones were not met and the option grants associated with them subsequently terminated.

(6)	The performance milestones associated with the contingent option grants included: completion of a licensing transaction with a third party to assist in the development of any cancer or HIV vaccine candidate; completion of an equity financing of at least $10 million; and enrollment (injection) of the first patient in any Phase II clinical trial.
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
      The following table sets forth summary information with respect to exercisable and unexercisable stock options held as of December 31, 2004 by each of the named executive officers. None of the named executive officers exercised options in the fiscal year ended December 31, 2004. The value of the stock options is calculated using the fair market value of our common stock on December 31, 2004 ($1.66 per share) minus the exercise price of the options.

			Number of Securities	Value of Unexercised
			Underlying Unexercised	In-the-Money Options
			Options at December 31,	at December 31,
			2004	2004
Shares
	Acquired	Value	Exercisable/	Exercisable/
Name	on Exercise	Realized	Unexercisable	Unexercisable

Dr. Emile Loria	—	—	454,301/ 483,199	$47,651/ $61,099
Dr. Mark J. Newman	—	—	241,996/ 125,470	$79,092/ $14,401
Mr. Robert J. De Vaere	—	—	245,387/ 124,613	$6,581/ $15,019
Employment, Change of Control and Separation Agreements
      Current Agreements. In May 2000, we entered into severance benefits agreements with Dr. Newman, Vice President, Research and Development, and Mr. Robert De Vaere, Vice President, Finance and Administration and Chief Financial Officer. In March 2001, the severance agreements with Dr. Newman and Mr. De Vaere were amended. Under the agreements, as amended, in the event Dr. Newman or Mr. De Vaere is terminated without cause within one year following a change of control of us, he shall receive a lump-sum payment equal to twelve months of his annual base salary, and all of his unvested stock options shall immediately vest and become exercisable.
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
      New Agreements Effective upon Closing of Transactions under Share Exchange Agreement. On March 16, 2005, we entered into employment agreements with Drs. Loria and Mark Newman and Mr. De Vaere, our current President and Chief Executive Officer, Vice President, Research and Development, and Chief Financial Officer and Vice President, Finance and Administration and Secretary, respectively. The employment agreements will become effective upon the closing of the proposed combination with IDM, will supercede the prior employment agreements between us and these individuals, and will provide that Dr. Loria will become our President and Chief Business Officer, Dr. Newman will become our Vice President, Infectious Diseases, and Mr. De Vaere will be our Chief Financial Officer and Vice President following the closing. The employment agreements provide for a minimum annual salary of $375,000 for Dr. Loria and $235,000 for each of Mr. De Vaere and Dr. Newman and the grant to each executive of the right to receive a restricted stock grant. Pursuant to the terms of the restricted stock grants, Drs. Loria and Newman, and Mr. De Vaere are eligible to receive up to 370,700 shares, 128,300 shares, and 127,200 shares, respectively. The restricted stock grants are subject to the following terms:

•	the restricted stock vests in one or more installments, subject to continuous employment with us through the applicable installment date;

•	the restricted stock is subject to accelerated vesting upon the closing of a transaction providing a specified level of financing to us, or the closing of a transaction providing a specified level of funding to our infectious disease business, or both, depending on the executive; and

•	shares subject to the restricted stock grant that become vested will be issued to the executive on the earlier of (i) the executive’s termination, or (ii) 36 months from the date of the agreement.
      Each agreement provides for continued exercisability of outstanding options granted to the executive prior to the effective date of the agreement, to the extent the options were not in the money on the effective date of the agreement, generally until the later of (i) three months after executive’s termination, or (ii) December 31, 2007.
      The agreements with Dr. Newman and Mr. De Vaere provide for the grant of retention bonuses, as follows:

•	Dr. Newman will be eligible for up to two retention bonuses at six and 12 months after the date of his agreement equal, in total, to 50% of his annual salary if he has been employed by us through the applicable bonus date; upon closing of a transaction providing a specified level of funding for our infectious disease business, any such retention bonuses not previously earned will be paid immediately;

•	Mr. De Vaere will be eligible for up to three retention bonuses at six, nine, and 12 months after the date of his agreement, equal, in total, to 100% of his annual salary if he has been employed by us through the applicable bonus date.
      In case of a termination of the executive’s employment due to death or disability during the term of his agreement, the executive will be entitled to full acceleration of vesting and exercisability of any outstanding options granted before the effective date of the agreement. In the event that we terminate an executive’s employment without cause (as defined in the agreement), or the executive terminates his employment with good reason (as defined in the agreement), in each case during the term of his agreement, or upon the expiration of the term of his agreement, the executive will be entitled to, subject to the execution by the executive of an effective waiver and release of claims against the combined company:

•	severance payments, consisting of the executive’s base salary in effect at the time of termination, paid for a period of 12 months in the case of termination without cause, and, in the case of termination by the executive with good reason or upon the expiration of the agreement, such severance shall be paid from the date of termination until the earlier of 12 months or until the date the executive begins full time employment with another entity;

•	reimbursement for a portion of COBRA health insurance premiums for a period of up to 12 months;

•	full acceleration, as of the date of termination, of vesting and exercisability of any outstanding options granted before the effective date of the agreement, and

•	full acceleration of vesting and exercisability of any unvested restricted stock granted pursuant the agreement.
      On March 15, 2005, our Board interpreted the terms of options to purchase our common stock, which were previously granted to all of our employees in September 2003, including options to purchase 500,000 shares of common stock held by Dr. Loria, options to purchase 35,000 shares of common stock held by Dr. Newman and options to purchase 50,000 shares of common stock held by Mr. De Vaere. Under their original terms these options would vest in full upon a change in control of our company and the Board clarified that the proposed combination with IDM would constitute a change in control so that those options that remain unvested will accelerate and vest in full as of the closing of the proposed combination.
Compensation Committee Interlocks and Insider Participation
      Mr. Greene, a member of the Compensation Committee, is Chairman of our Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
      The following table sets forth certain information as of December 31, 2004 regarding our equity compensation plans.

	(a)	(b)	(c)
			Number of Securities
			Remaining Available
		Weighted-average	for Issuance Under
	Number of Securities	Exercise Price of	Equity Compensation
	to be Issued Upon	Outstanding	Plans (Excluding
	Exercise of Options,	Options, Warrants	Securities Reflected
Name of Plan	Warrants and Rights	and Rights	in Column (a))

Equity compensation plans approved by security holders	2,521,147	$2.06	399,393
Equity compensation plans not approved by security holders	—	$0.00	—

Total	2,521,147	$2.06	399,393

      The Company does not have in effect any equity compensation plans under which Epimmune’s equity securities are authorized for issuance that were adopted without the approval of Epimmune’s security holders.
      The following table sets forth certain information regarding the ownership of our common stock as of February 1, 2005 by (i) each director and nominee; (ii) each of the named executives; (iii) all executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock:

	Beneficial Ownership(1)

	Number of	Percent of
Beneficial Owner	Shares	Shares

G.D. Searle LLC(2) 235 East 42nd Street New York, NY 10017	2,105,032	11.8%
Genencor International, Inc. 200 Meridian Centre Blvd. Rochester, NY 14618	1,342,324	8.4%
International Biotechnology Trust plc 71 Kingsway London, WC2B 6ST, England	1,279,659	8.0%
Mr. Peter Allard(3) Seaview, Chancery Lane Christ Church, Barbados, West Indies	1,204,716	7.5%
The Animi Master Fund Ltd.(4) c/o Archeus Capital Management Ltd. 360 Madison Avenue, 10th Floor New York, NY 10014	1,016,949	6.2%
Dr. Emile Loria(5)	688,133	4.1%
Dr. Mark J. Newman(5)	289,649	1.8%
Mr. Robert J. De Vaere(5)	286,926	1.8%
Mr. Howard E. (“Ted”) Greene, Jr.(5)(6)(7)	246,431	1.5%
Dr. William T. Comer(5)	48,948	*
Mr. Michael Grey(5)	43,750	*
Mr. Georges Hibon(5)	31,667	*
Dr. John P. McKearn(5)	30,000	*
All executive officers and directors as a group (8 persons)(8)	1,665,504	9.6%

*	Less than one percent.

(1)	This table is based upon information supplied by officers, directors and principal stockholders and on any Schedules 13D or 13G filed with the Securities and Exchange Commission, or the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each stockholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentage ownership is based on 16,014,569 shares of Common Stock outstanding on February 1, 2005, as adjusted by the rules promulgated by the SEC.

(2)	Includes 1,787,572 shares of Common Stock issuable upon conversion of shares of Series S Preferred Stock and Series S-1 Preferred Stock held by Pfizer, Inc., through G.D. Searle, provided that Pfizer is not entitled to vote such shares to the extent that the total number of shares of voting capital stock held by Pfizer and its affiliates would exceed 19.9%. Pfizer owns 100% of the outstanding shares of the Series S Preferred Stock and Series S-1 Preferred Stock. The Series S Preferred Stock and Series S-1 Preferred Stock are convertible into Common Stock at any time.

(3)	Includes 141,943 shares of common stock underlying currently exercisable warrants.

(4)	Includes 338,983 shares of common stock underlying currently exercisable warrants.

(5)	Includes shares, which certain executive officers and directors of the Company have the right to acquire within 60 days after February 1, 2005 pursuant to outstanding options, as follows:

Dr. William T. Comer, 48,034 shares;
Mr. Robert J. De Vaere, 279,221 shares;
Mr. Howard E. (“Ted”) Greene, Jr., 46,606 shares;
Mr. Michael G. Grey, 43,750 shares;
Mr. Georges Hibon, 31,667 shares;
Dr. Emile Loria, 595,472 shares;
Dr. John P. McKearn, 30,000 shares;
Dr. Mark J. Newman, 273,710 shares;
All executive officers and directors as a group, 1,371,058 shares.

(6)	Includes 174,942 shares held in trust for the benefit of Mr. Greene and his wife and 2,285 shares held in trust for the benefit of Mr. Greene’s children. Mr. Greene is a trustee of both trusts. Mr. Greene acting as trustee has voting and investment power with respect to such shares and may be deemed to be the beneficial owner of such shares.

(7)	Includes 22,598 shares of common stock underlying currently exercisable warrants.

(8)	Includes shares described in notes (5) through (7) above.

Item 13.	Certain Relationships and Related Transactions
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
      On March 15, 2005, we entered into a preferred exchange agreement with G.D. Searle LLC, the holder of all of the outstanding shares of our preferred stock. Pursuant to this agreement, effective immediately prior to the closing of the proposed combination with IDM, 859,666 shares of the our Series S preferred stock and 549,622 shares of our Series S-1 preferred stock will be exchanged for an aggregate of 1,949,278 shares of our common stock.
      On March 15, 2005, we entered into a voting agreement with our directors and executive officers pursuant to which they agreed, among other things, to vote the shares of our common stock that they hold in favor of the share exchange with the shareholders of IDM and other transactions contemplated by the share exchange agreement that will be submitted for approval by our stockholders.
      We have entered into certain additional transactions with our directors and officers, as described under the captions “Executive Compensation” and “Employment Agreements.”

Item 14.	Principal Accountant Fees and Services
      The following table sets forth the aggregate fees billed or to be billed by Ernst & Young LLP, Independent Registered Public Accounting Firm, to us for the fiscal years ended December 31, 2004 and 2003:

	2004	2003

Audit Fees(1)	$143,000	$124,000
Audit Related Fees(2)	110,000	10,000
Tax Related Fees(3)	34,000	27,000
All Other Fees	—	—

	$287,000	$161,000

(1)	Audit fees relate to the audit of our consolidated financial statements and reviews of our consolidated financial statements included in our Form 10-Qs for 2004, accounting consultations, and review of documents filed with the SEC.

(2)	Audit related fees relate primarily to due diligence associated with a proposed business combination.

(3)	Tax related fees are for services related to tax compliance, tax advice and tax planning.

All fees described above were approved in advance by our Audit Committee.
Pre-Approval Policies and Procedures.
      Our Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by Ernst & Young, Independent Registered Public Accounting Firm. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of our Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of our Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.
PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Index to Financial Statements
      The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this Report.

(2)	Index to Financial Statement Schedules
      The consolidated financial statement schedules required by this item are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

(3)	Listing of Exhibits

Exhibit
Number	Document Description

3.1	Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 2, 1991.(1)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on April 2, 1993.(2)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 5, 1995.(3)

3.4	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 5, 1995

3.5	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 2, 1998.(4)

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 2, 1998.(4)

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 12, 1998.(5)

3.8	Certificate of Designations of the Series S and Series S-1 Preferred Stock filed with the Secretary of State of Delaware on June 29, 1999.(7)

3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 1, 1999.(8)

3.10	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on September 23, 1999.(9)

3.11	Certificate of Decrease of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on September 23, 1999.(9)

3.12	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June17, 2004.(28)

3.13	Amended and Restated Bylaws of the Registrant.(18)

4.1	Reference is made to Exhibits 3.1 through 3.13

4.2	Specimen certificate of the Common stock.(1)

10.1	Form of Indemnification Agreement entered into between Epimmune and its directors and officers.(1)(*)

10.2	Registrant’s 1989 Stock Plan, as amended through June 12, 1998 (the “1989 Plan”).(4)

10.3	Forms of Incentive Stock Option Agreement under the 1989 Plan.(1)

10.4	Form of Nonstatutory Stock Option Agreement under the 1989 Plan.(1)

10.5	Research Agreement, between Epimmune and The Scripps Research Institute, formerly Scripps Clinic and Research Foundation (“Scripps”), dated as of September 1, 1990, as amended August 5, 1991 (with certain confidential portions deleted).(1)(A)

10.6	License Agreement, between Epimmune and Scripps, dated as of September 23, 1991 (with certain confidential portions deleted).(1)(A)

10.7	Amendment to License Agreement between Epimmune and Scripps dated as of June 17, 1992 (with certain confidential portions deleted).(1)(B)

10.8	Registrant’s 1994 Non-Employee Directors’ Stock Option Plan, as amended through June 12, 1998.(4)(*)

Exhibit
Number	Document Description

10.9	Second Amendment to License Agreement between Epimmune and Scripps dated as of June 17, 1992 (with certain confidential portions deleted.(1)(B)

10.10	Directors’ Deferred Compensation Plan, effective as of March 17, 1995, as amended September 20, 1996 and July 13, 1999.(21)(*)

10.11	Lease Agreement between Epimmune Inc. and Nexus Equity LLC VIII, dated as of November 1, 1998, as amended February 1, 1999 and December 20, 2004.(6)

10.12	Preferred Stock Exchange Agreement, dated July 1, 1999, by and between the Company and G.D. Searle & Co.(7)

10.13	Investor Rights Agreement, dated as of July 1, 1999, by and between the Company and G.D. Searle & Co.(7)

10.14	Form of Common Stock Purchase agreement dated February 15, 2000.(10)

10.15	Letter Agreement between Epimmune and Robert De Vaere dated May 4, 2000.(11)(*)

10.16	Letter Agreement between Epimmune and Mark Newman dated May 4, 2000.(11)(*)

10.17	Form of Common Stock Purchase Agreement dated October 16, 2000.(12)

10.18	Non-Exclusive License Agreement between Epimmune and Valentis, Inc., dated November 27, 2000 (with certain confidential portions deleted).(12)(C)

10.19	Letter Agreement between Epimmune and Dr. Emile Loria regarding employment terms dated January 16, 2001.(13)(*)

10.20	Form of Restricted Stock Purchase Agreement between Epimmune and Dr. Emile Loria dated January 16, 2001.(13)(*)

10.21	Amendment to Severance Benefits Agreement between Epimmune and Dr. Mark Newman dated March 8, 2001.(13)(*)

10.22	Amendment to Severance Benefits Agreement between Epimmune and Robert De Vaere dated March 8, 2001.(13)(*)

10.23	Non-exclusive License Agreement between Epimmune and Pharmexa A/ S dated June 25, 2001 (with certain confidential portions deleted).(15)(D)

10.24	License Agreement between Epimmune and Genencor International Inc. dated July 9, 2001 (with certain confidential portions deleted).(15)(D)

10.25	Collaboration Agreement between Epimmune and Genencor International Inc. dated July 9, 2001 (with certain confidential portions deleted).(16)(E)

10.26	Securities Purchase Agreement between Epimmune and Genencor International Inc. dated July 9, 2001 (with certain confidential portions deleted).(16)(E)

10.27	Non-exclusive License Agreement between Epimmune and Biosite Incorporated dated August 17, 2001 (with certain confidential portions deleted).(16)(E)

10.28	Non-exclusive License Agreement between Epimmune and Anosys Inc. dated August 31, 2001 (with certain confidential portions deleted).(16)(E)

10.29	Non-exclusive License Agreement between Epimmune and Bavarian Nordic A/ S dated November 28, 2001 (with certain confidential portions deleted).(18)(F)

10.30	Form of Share Purchase Agreement dated December 18, 2001.(17)

10.31	2000 Stock Plan as amended.(18)(*)

10.32	2001 Employee Stock Purchase Plan.(14)(*)

10.33	Separation Agreement dated October 14, 2002 between Epimmune and Dr. Sette.(19)(*)

10.34	Material Transfer Agreement dated October 14, 2002 between Epimmune and Dr. Sette.(19)

10.35	First Amendment to the Collaboration Agreement dated October 16, 2002 between Epimmune and Genencor International, Inc.(20)(G)

10.36	First Amendment to the License Agreement dated October 16, 2002 between Epimmune and Genencor International, Inc.(21)

Exhibit
Number	Document Description

10.37	First Amendment to the Non-Exclusive License Agreement dated October 18, 2002 between Epimmune and Valentis, Inc.(21)(G)

10.38	Non-Exclusive License Agreement dated October 28, 2002 between Epimmune and Valentis, Inc.(21)(G)

10.39	Amendment to Letter Agreement between Epimmune and Dr. Emile Loria dated June 20, 2003.(22)(*)

10.40	Non-Exclusive License Agreement between Epimmune and Immuno-Designed Molecules dated July 7, 2003.(22)(H)

10.41	Form of Unit Purchase Agreement dated September 18, 2003.(23)

10.42	Form of Warrant to Purchase Common Stock dated September 18, 2003.(23)

10.43	Termination of Amendment to Letter Agreement between Epimmune and Dr. Emile Loria dated September 8, 2003.(24)(*)

10.44	Accelerated Benefits Agreement between Epimmune and Dr. Emile Loria dated February 27, 2004.(25)(*)

10.45	Unit Purchase Agreement dated April 7, 2004.(26)

10.46	Unit Purchase Agreement dated April 8, 2004.(26)

10.47	Forms of Warrants to Purchase Common Stock dated April 7, 2004.(26)

10.48	Second Amendment to the Collaboration Agreement dated October 7, 2003 between Epimmune and Genencor International, Inc.(27)

10.49	Second Amendment to the License Agreement dated March 14, 2004 between Epimmune and Genencor International, Inc.(27)(I)

10.50	Third Amendment to the Collaboration Agreement dated March 16, 2004 between Epimmune and Genencor International, Inc.(27)(I)

10.51	Third Amendment to the License Agreement dated March 29, 2004 between Epimmune and Genencor International, Inc.(27)(I)

10.52	Share Exchange Agreement dated March 15, 2005 between Epimmune and certain shareholders of Immuno-Designed Molecules, S.A.(29)

10.53	Amendment No. 1 dated March 15, 2005 between Epimmune and the shareholders representative on behalf of certain shareholders of Immuno-Designed Molecules, S.A.(29)

10.54	Preferred Exchange Agreement dated March 15, 2005 between Epimmune and G.D. Searle LLC.(29)

10.55	Employment Agreement dated March 15, 2005 between Epimmune and Emile Loria, M.D. (29)(*)

10.56	Employment Agreement dated March 15, 2005 between Epimmune and Mark Newman, Ph.D. (29)(*)

10.57	Employment Agreement dated March 15, 2005 between Epimmune and Robert De Vaere.(29)(*)

14.1	Code of Business Conduct and Ethics dated December 9, 2003.(25)

21.1	Subsidiaries of Epimmune.(J)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

25.1	Power of Attorney. Reference is made to the signature page of this report

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted)

32.1	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted)

*	Executive Compensation Plans and Arrangements

(1)	Incorporated by reference to the Company’s Form S-1 Registration Statement and Amendments thereto (File No. 33-43356).

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 22, 1993.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1994, filed on March 31, 1995.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 1998, filed on August 14, 1998.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 1998, filed on November 16, 1998.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, filed on April 15, 1999.

(7)	Incorporated by reference to the Company’s Form 8-K, filed on July 16, 1999.

(8)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on Form DEF 14A on July 28, 1999.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 1999, filed on November 15, 1999.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1999, filed on March 17, 2000.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2000, filed on August 14, 2000.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, filed on March 29, 2001.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2001, filed on May 11, 2001.

(14)	Incorporated by reference to the Company’s Form S-8 filed on June 27, 2001 (File No. 333-63950).

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2001, filed on August 13, 2001.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2001, filed on November 14, 2001.

(17)	Incorporated by reference to the Company’s Form S-3, filed on January 10, 2002.

(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2001, filed on March 29, 2002.

(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2002, filed on October 16, 2002.

(20)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed on October 24, 2002.

(21)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/ A, filed on November 6, 2002.

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2003, filed on August 14, 2003.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 19, 2003.

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2003, filed on November 10, 2003.

(25)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2003, filed on March 30, 2004.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 13, 2004.

(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2004, filed on May 10, 2004.

(28)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on July 2, 2004.

(29)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 18, 2005.

(A)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on November 21, 1991.

(B)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on May 15, 1996.

(C)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on July 5, 2001.

(D)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on September 4, 2001.

(E)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on January 29, 2002.

(F)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on May 14, 2002.

(G)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on November 5, 2002.

(H)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on October 22, 2003.

(I)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on September 13, 2004.

(J)	Previously filed.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 2005.

Epimmune Inc.

By	/s/ Emile Loria

Emile Loria, M.D.
President, Chief Executive Officer and Director
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Emile Loria Emile Loria, M.D.	President (Principal Executive Officer), Chief Executive Officer and Director	March 30, 2005

/s/ Robert J. De Vaere Robert J. De Vaere	Vice President, Finance and Administration Chief Financial Officer, Secretary (Principal Financial and Accounting Officer)	March 30, 2005

/s/ Howard E. Greene, Jr. Howard E. Greene, Jr.	Chairman of the Board and Director	March 30, 2005

/s/ William T. Comer William T. Comer, Ph.D.	Director	March 30, 2005

/s/ Michael G. Grey Michael G. Grey	Director	March 30, 2005

/s/ Georges Hibon Georges Hibon	Director	March 30, 2005

John P. McKearn, Ph.D.	Director	March 30, 2005

EPIMMUNE INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM
The Board of Directors and Stockholders
Epimmune Inc.
      We have audited the accompanying balance sheets of Epimmune Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Epimmune Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
San Diego, California
February 18, 2005

EPIMMUNE INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$7,006,000	$6,416,000
Accounts Receivable	2,667,000	1,012,000
Prepaids and other current assets	221,000	186,000

Total current assets	9,894,000	7,614,000
Restricted cash	354,000	472,000
Property and equipment, net	1,032,000	1,145,000
Patents, net	3,527,000	3,462,000

	$14,807,000	$12,693,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,013,000	$290,000
Accrued liabilities	1,700,000	1,156,000
Deferred contract revenues	607,000	1,151,000
Accrued payroll and related expenses	161,000	173,000

Total current liabilities	3,481,000	2,770,000
Deferred rent	210,000	212,000
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, 1,409,288 shares issued and outstanding at December 31, 2004 and December 31, 2003. Liquidation preference of $10,000,000 at December 31, 2004 and December 31, 2003	14,000	14,000
Common stock, $.01 par value, 40,000,000 shares and 25,000,000 shares authorized, 16,011,655 shares and 13,490,618 shares issued and outstanding, respectively, at December 31, 2004 and December 31, 2003	160,000	135,000
Additional paid-in capital	172,933,000	167,537,000
Deferred compensation	(184,000)	(50,000)
Accumulated deficit	(161,807,000)	(157,925,000)

Total stockholders’ equity	11,116,000	9,711,000

	$14,807,000	$12,693,000

See accompanying notes.

EPIMMUNE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2004	2003	2002

Revenues:
Research grants and contract revenue	$7,909,000	$2,521,000	$1,899,000
License fees and milestones	712,000	1,118,000	487,000
Related party revenue	1,026,000	3,519,000	4,684,000

Total revenues	9,647,000	7,158,000	7,070,000
Costs and expenses:
Research and development	10,895,000	10,495,000	11,257,000
General and administrative	2,716,000	3,567,000	2,887,000
Restructuring costs	—	336,000	—

Total costs and expenses	13,611,000	14,398,000	14,144,000

Loss from operations	(3,964,000)	(7,240,000)	(7,074,000)
Interest income, net	89,000	191,000	587,000
Other (expense) income, net	(7,000)	(7,000)	(13,000)

Net loss	$(3,882,000)	$(7,056,000)	$(6,500,000)

Net loss per share-basic and diluted	$(0.25)	$(0.58)	$(0.57)

Shares used in computing net loss per share-basic and diluted	15,304,928	12,238,745	11,446,387

See accompanying notes.

EPIMMUNE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three years ended December 31, 2004

						Note
	Preferred Stock		Common Stock		Additional	Receivable
					Paid-in	from	Deferred
	Shares	Amount	Shares	Amount	Capital	Employee	Compensation

Balance at December 31, 2001	1,409,288	14,000	12,094,757	121,000	166,772,000	(2,641,000)	(569,000)
Issuance costs related to private placement	—	—	—	—	(14,000)	—	—
Exercise of stock options	—	—	14,764	—	4,000	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	43,341	1,000	59,000	—	—
Issuance of common stock in connection with stock bonus award	—	—	600	—	1,000	—	—
Interest on note receivable from employee	—	—	—	—	—	(291,000)	—
Deferred compensation in connection with the issuance of stock options to employees	—	—	—	—	(395,000)	—	267,000
Amortization of deferred compensation	—	—	—	—	—	—	99,000
Deferred compensation related to consultant stock options	—	—	—	—	27,000	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—
Net loss	—	—	—	—	—

Balance at December 31, 2002	1,409,288	$14,000	12,153,462	$122,000	$166,454,000	$(2,932,000)	$(203,000)
Issuance of common stock in connection with employee stock purchase plan	—	—	69,300	1,000	55,000	—	—
Exercise of stock options	—	—	62,635	—	61,000	—	—
Issuance of common stock and warrants in connection with private placement (net)	—	—	2,168,961	22,000	3,588,000	—	—
Amortization of deferred compensation related to note on restricted stock	—	—	—	—	—	—	66,000
Interest on note receivable from employee	—	—	—	—	—	(123,000)	—
Retirement of common stock in connection with restricted stock buyback	—	—	(963,740)	(10,000)	(2,400,000)	3,055,000	—
Reversal of deferred compensation related to restricted stock buyback	—	—	—	—	(75,000)	—	75,000
Deferred compensation related to restricted stock vesting	—	—	—	—	—	—	12,000
Net reclass of vested shares from liability to equity	—	—	—	—	(186,000)	—	—
Deferred compensation related to consultant stock options	—	—	—	—	34,000	—	—
Stock based compensation related to work force reduction	—	—	—	—	6,000	—	—
Net loss	—	—	—	—	—

Balance at December 31, 2003	1,409,288	$14,000	13,490,618	$135,000	$167,537,000	$—	$(50,000)
Issuance of common stock in connection with employee stock purchase plan	—	—	19,654	—	16,000	—	—
Exercise of stock options	—	—	35,004	—	5,000	—	—
Issuance of common stock and warrants in connection with private placement (net)	—	—	2,466,379	25,000	4,951,000	—	—
Deferred compensation in connection with the issuance of stock options to employees	—	—	—	—	253,000	—	(253,000)
Amortization of deferred compensation	—	—	—	—	—	—	111,000
Reversal of deferred compensation related to employee stock options terminated	—	—	—	—	(8,000)	—	8,000
Net reclass of vested shares from liability to equity	—	—	—	—	179,000	—	—
Net loss	—	—	—	—	—

Balance at December 31, 2004	1,409,288	$14,000	16,011,655	$160,000	$172,933,000	$	$(184,000)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Other	Total	Other
	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Deficit	Income	Equity	Loss

Balance at December 31, 2001	(144,369,000)	23,000	19,351,000	$(2,625,000)

Issuance costs related to private placement	—	—	(14,000)
Exercise of stock options	—	—	4,000
Issuance of common stock in connection with employee stock purchase plan	—	—	60,000
Issuance of common stock in connection with stock bonus award	—	—	1,000
Interest on note receivable from employee	—	—	(291,000)
Deferred compensation in connection with the issuance of stock options to employees	—	—	(128,000)
Amortization of deferred compensation	—	—	99,000
Deferred compensation related to consultant stock options	—	—	27,000
Unrealized loss on available-for-sale securities	—	(23,000)	(23,000)	(23,000)
Net loss	(6,500,000)	—	(6,500,000)	(6,500,000)

Balance at December 31, 2002	$(150,869,000)	$—	$12,586,000	$(6,523,000)

Issuance of common stock in connection with employee stock purchase plan	—	—	56,000
Exercise of stock options	—	—	61,000
Issuance of common stock and warrants in connection with private placement (net)	—	—	3,610,000
Amortization of deferred compensation related to note on restricted stock	—	—	66,000
Interest on note receivable from employee	—	—	(123,000)
Retirement of common stock in connection with restricted stock buyback	—	—	645,000
Reversal of deferred compensation related to restricted stock buyback	—	—	—
Deferred compensation related to restricted stock vesting	—	—	12,000
Net reclass of vested shares from liability to equity	—	—	(186,000)
Deferred compensation related to consultant stock options	—	—	34,000
Stock based compensation related to work force reduction	—	—	6,000
Net loss	(7,056,000)	—	(7,056,000)	(7,056,000)

Balance at December 31, 2003	$(157,925,000)	$—	$9,711,000	$(7,056,000)

Issuance of common stock in connection with employee stock purchase plan	—	—	16,000
Exercise of stock options	—	—	5,000
Issuance of common stock and warrants in connection with private placement (net)	—	—	4,976,000
Deferred compensation in connection with the issuance of stock options to employees	—	—	—
Amortization of deferred compensation	—	—	111,000
Reversal of deferred compensation related to employee stock options terminated	—	—	—
Net reclass of vested shares from liability to equity	—	—	179,000
Net loss	(3,882,000)	—	(3,882,000)	(3,882,000)

Balance at December 31, 2004	$(161,807,000)	$—	$11,116,000	$(3,882,000)

See accompanying notes.

EPIMMUNE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

Operating activities
Net loss	$(3,882,000)	$(7,056,000)		$(6,500,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	964,000	866,000		777,000
Stock based compensation	112,000	764,000		(1,000)
Deferred rent	(2,000)	15,000		31,000
Write-off of abandoned patents	43,000	76,000		232,000
Interest on note held by stockholder	—	(123,000)		(291,000)
Loss on disposal of assets	—	2,000		3,000
Changes in operating assets and liabilities:
Accounts receivable	(1,655,000)	(496,000)		(140,000)
Prepaids and other current assets	(35,000)	6,000		139,000
Accounts payable, trade	723,000	(286,000)		125,000
Accounts payable and accrued liabilities	722,000	210,000		(265,000)
Deferred revenue	(544,000)	37,000		(1,194,000)
Restricted long-term cash	118,000	—		—
Accrued payroll and related expense	(12,000)	(79,000)		30,000

Net cash used in operating activities	(3,448,000)	(6,064,000)		(7,054,000)
Investing activities
Purchases of property and equipment	(249,000)	(131,000)		(735,000)
Patents	(710,000)	(817,000)		(1,183,000)
Purchases of available-for-sale securities	—	—		(1,614,000)
Maturities of available-for-sale securities	—	—		12,588,000

Net cash (used in) provided by investing activities	(959,000)	(948,000)		9,056,000
Financing activities
Net proceeds from issuance of common stock	4,997,000	3,726,000		50,000
Principal payments on notes payable to bank	—	(43,000)		(345,000)

Net cash provided by (used in) financing activities	4,997,000	3,683,000		(295,000)

Increase (decrease) in cash and cash equivalents	590,000	(3,329,000)		1,707,000
Cash and cash equivalents at beginning of year	6,416,000	9,745,000		8,038,000

Cash and cash equivalents at end of year	$7,006,000	$6,416,000		$9,745,000

Supplemental disclosure of cash flow information
Interest paid	$5,000	$5,000		$22,000

Reclassification of unvested common shares from equity to liabilities	$—	$231,000		$—

Reclassification of vested common shares from liabilities to equity	$178,000	$46,000		$—

Supplemental disclosure of non-cash investing and financing activities
Unrealized (losses) gains on available-for-sale securities	$—	$—		$23,000

Return of common stock in connection with restricted stock buyback	$—	$2,410,000	$

See accompanying notes.

EPIMMUNE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

Basis of Presentation
      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2004, the Company has an accumulated deficit of $161.8 million and is not forecasting profitable operations in the foreseeable future. Successful completion of the Company’s transition to commercialization and to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure and, if necessary, obtaining additional financing and/or reducing expenditures.
      In March 2005 the Company agreed to combine its business with IDM S.A. (Immuno-Designed Molecules), or IDM. If the planned combination is successful the Company expects to be able to maintain its current level of operations through 2005, based on anticipated expenditures. If the planned combination is unsuccessful, management intends to take the appropriate steps, including the delay or discontinuation of certain of its research and development programs and operational activities, to ensure that the Company will have sufficient funds to support its operations through at least December 31, 2005. The Company would also anticipate seeking additional equity financing if the planned combination with IDM is unsuccessful. While the Company has been successful in raising equity financing in the past, there can be no assurance that the Company will be able to raise additional funds in the future.

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

Short-term Investments
      The Company has classified its investments as available-for-sale and accordingly carries them at fair value. Unrealized holding gains or losses on these securities are included in comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are also included in interest income. The cost of securities sold is based on the specific-identification method. At December 31, 2004, the Company had no short-term investments in its portfolio.

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
      At December 31, 2004, approximately 75% of the Company’s accounts receivable balance was from outstanding grants and contracts with the National Institutes of Health (“NIH”). The Company does not believe there is a significant risk that the outstanding balances will not be collected.

Property and Equipment
      Property and equipment is stated at cost and depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the assets or the lease term.

Patent Costs
      Patent costs are amortized on a straight-line basis over ten years. The patent costs are shown net of accumulated amortization of $2,132,000 and $1,553,000 at December 31, 2004 and 2003, respectively.

Impairment of Long-lived Assets
      If indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company values the assets at fair value.

Research Grants and Contract Revenue
      Research grants and contract revenue represent research and development revenues primarily from the National Institutes of Health and from the Company’s collaboration agreement with Innogenetics N.V. Revenues from grants are recognized on a percentage-of-completion basis as related costs are incurred.

License Revenues and Expenses
      The Company recognizes revenues pursuant to Staff Accounting Bulletin No. 104, “Revenue Recognition.” Collaboration revenues are earned and recognized as research costs are incurred in accordance with the provisions of each agreement. License fees are earned and recognized in accordance with the provisions of each agreement. Upfront license fees for perpetual licenses where the Company has no performance obligations are recognized when received. License fees with ongoing involvement or performance obligations are recognized over the term of the agreement. For example, in connection with the Company’s collaboration with Genencor, which has now been assigned to Innogenetics, because the Company received an upfront license fee, it is being amortized into revenue over the collaboration term. Fees paid to initiate research projects are deferred and recognized over the project period. Milestone payments are recognized as revenue upon the completion of the milestone when the milestone event was substantive, its achievability was not reasonably assured at inception and the Company’s performance obligations after milestone achievement will continue to be funded at a comparable level before the milestone achievement. The Company defers revenue recognition until performance obligations have been completed and collectibility is reasonably assured.

EPIMMUNE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies — (Continued)
      Research and development costs are expensed as incurred. Expenses under research grants and contracts, which are included in research and development and for which the Company is reimbursed, were approximately $8.3 million, $5.2 million and $5.1 million for 2004, 2003 and 2002, respectively.

Net Loss Per Share
      Basic and diluted net loss per common share is presented in conformity with SFAS No. 128, Earnings per Share. In accordance with SFAS No. 128, basic and diluted loss per share has been computed using the weighted average number of shares outstanding during the period, less shares subject to repurchase.
      The following table presents the calculation of net loss per share:

	Years Ended December 31,

	2004	2003	2002

Net loss applicable to common stockholders	$(3,882,000)	$(7,056,000)	$(6,500,000)

Weighted average shares used in computing net loss per share, basic and diluted	15,304,928	12,238,745	11,446,387

Net loss per common share, basic and diluted	$(0.25)	$(0.58)	$(0.57)

      The Company has excluded all preferred stock, outstanding stock options and warrants, and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share, prior to the application of the treasury stock method for options and warrants, was 6,587,081, 4,572,195, and 4,078,664 for the years ended December 31, 2004, 2003, and 2002, respectively.

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
      Adjusted pro forma information regarding net income or loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair-value method of that Statement. The fair value for these options was estimated at the date of grant using the “Black-Scholes” method for option pricing with the following weighted average assumptions for 2004, 2003, and 2002: risk-free interest rates of 4%, 4.5% and 6%, respectively; dividend yield of 0 for all periods; and a weighted average expected life for all options of six years. The volatility factor assumptions of the expected market price of the Company’s common stock were 67%, 112%, and 135% for 2004, 2003, and 2002, respectively.

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
      The Company’s adjusted pro forma information for December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002

Net loss as reported	$(3,882,000)	$(7,056,000)	$(6,500,000)
Add: stock-based employee compensation expense included in reported net loss	71,000	—	—
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(1,346,000)	(751,000)	(758,000)

Pro forma net loss	$(5,157,000)	$(7,807,000)	$(7,258,000)

Net loss per share:
Basic and diluted — as reported	$(0.25)	$(0.58)	$(0.57)

Basic and diluted — pro forma	$(0.34)	$(0.64)	$(0.63)

Comprehensive Income
      The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130, which provides rules for the reporting and display of comprehensive income (loss) and its components. The Company has disclosed its comprehensive income (loss) in the statement of stockholders’ equity.

Restructuring Charges
      On September 3, 2003, the Company announced a reduction of its work force aimed at focusing the Company’s efforts on its most advanced clinical programs and its sponsored and partnered programs. The Company reduced its research and administrative staff by 11 individuals or 23%, which resulted in a one-time restructuring charge of approximately $336,000 in the third quarter ended September 30, 2003. As of December 31, 2003, the Company had made payments of $336,000 related to the work force reduction and no unpaid balances remained outstanding.

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

Recently Issued Accounting Standards
      As permitted by the Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” the Company currently accounts for share-based payments to employees using the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the

EPIMMUNE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies — (Continued)
adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on its overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share included elsewhere in this Note 1 to the consolidated financial statements

2.	Short-term Investments
      The Company did not hold any short-term investments at December 31, 2004 or 2003.

3.	Balance Sheet Information
      Prepaids and other current assets consist of the following:

	December 31,

	2004	2003

Prepaid expenses	$209,000	$181,000
Investment interest receivable	12,000	5,000

	$221,000	$186,000

      Accounts receivable consist of the following:

	December 31,

	2004	2003

Billed accounts receivable	$1,924,000	$456,000
Unbilled accounts receivable	743,000	556,000

	$2,667,000	$1,012,000

      Property and equipment consist of the following:

	December 31,

	2004	2003

Equipment and furniture	$2,205,000	$1,960,000
Leasehold improvements	477,000	473,000

	2,682,000	2,433,000
Less accumulated depreciation and amortization	(1,650,000)	(1,288,000)

	$1,032,000	$1,145,000

      Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $362,000, $346,000 and $354,000, respectively.

EPIMMUNE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Balance Sheet Information — (Continued)
      Accrued liabilities consist of the following:

	December 31,

	2004	2003

Accrued liabilities	$1,405,000	$923,000
Directors deferred compensation	295,000	233,000

	$1,700,000	$1,156,000

4.	Stockholders’ Equity

Preferred Stock
      As of December 31, 2004, the Company had 10,000,000 preferred shares authorized and 859,666 shares of Series S Preferred and 549,622 shares of Series S-1 Preferred issued and outstanding. The Series S and Series S-1 Preferred is convertible into common stock at the option of the holder or will automatically convert upon the closing of a financing in which the Company receives gross proceeds of at least $15,000,000. The number of common shares into which such Series S and Series S-1 Preferred will convert is determined by dividing the original issue price by the then conversion price. The conversion price of the Series S Preferred is adjusted for any sales of securities below the then conversion price while the Series S-1 Preferred conversion price is fixed. As of December 31, 2004, the Series S Preferred conversion price was $5.2875 and the Series S-1 Preferred conversion price was $7.0958. As of December 31, 2004, the Series S Preferred would convert into 1,237,950 shares of common stock and the Series S-1 Preferred would convert into 549,622 shares of common stock. The Company cannot pay dividends on any common stock if any of the Series S or Series S-1 Preferred stock is outstanding unless such dividend is also paid on the Preferred stock on an as-converted basis. The Series S and Series S-1 Preferred shares have a liquidation preference over the common stock of the Company, which was equal to $10,000,000 at December 31, 2004.

Common Stock
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

Stock Warrants
      In May 2000, the Company issued warrants to purchase 4,960 shares of its common stock with an exercise price of $1.875 to former officers of Cytel. The warrants were issued in connection with severance agreements and were recorded at their fair value on the date of grant. The expense associated with the issuance of the warrants was included as part of the restructuring charge. The warrants issued in May 2000 expired May 2004.
      In September 2003, the Company issued warrants to purchase 542,238 shares of common stock in connection with its private placement to selected institutional and accredited investors. Each warrant was priced at $0.03125, the imputed value of a warrant to purchase 25% of one share of common stock. In addition, the Company issued warrants to purchase an aggregate of 250,000 shares of our common stock to a placement agent for services rendered in connection with the private placement. Each warrant, including the warrant issued to the placement agent, has a three-year term and an exercise price equal to 125% of $1.86725 or $2.33406 per share.
      In April 2004, the Company issued warrants to purchase 1,233,188 shares of common stock in connection with its private placement to selected institutional and accredited investors. Each warrant was priced at $0.0625, the imputed value of a warrant to purchase 50% of one share of common stock. In addition, the Company issued warrants to purchase an aggregate of 250,000 shares of our common stock to a placement agent for services rendered in connection with the private placement. Each warrant, including the warrant issued to the placement agent, has a three-year term and an exercise price equal to 120% of $2.2125 or $2.655 per share.

Employee Stock Purchase Plan
      In October 1991, the Company adopted an Employee Stock Purchase Plan (the “ESPP”) whereby employees, at their option, could purchase shares of Company common stock through payroll deductions at the lower of 85% of the fair market value on the plan offering date or 85% of the fair market value of the common stock at the purchase date. The ESPP was terminated in July 1999. As of the termination date of the ESPP, 85,558 shares of common stock had been issued under the Stock Plan.
      In March 2001, the Company reserved 300,000 shares of common stock upon the adoption of the Employee Stock Purchase Plan (the “Purchase Plan”) whereby employees, at their option, could purchase up to 5,000 shares of Epimmune common stock per offering through payroll deductions at the lower of 85% of the fair market value on the plan offering date or 85% of the fair market value of the common stock at the purchase date. As of December 31, 2004, 160,899 shares of common stock had been issued under the Purchase Plan.

EPIMMUNE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Stockholders’ Equity — (Continued)

Directors’ Deferred Compensation Plan
      Under the Directors’ Deferred Compensation Plan, participating directors may elect on an annual basis, to defer all of their cash compensation, for service on the Company’s Board, in a deferred compensation account pursuant to which the deferred fees are credited in the form of share units having a value equal to shares of the Company’s common stock (“Share Units”), based on the market price of the stock at the time the deferred fees are earned. The Company will continue to credit Share Units to the participants’ deferred compensation accounts on a quarterly basis. When a participant ceases serving as a director, the participant shall be entitled to receive the value of his or her account either in a single lump-sum payment or in equal annual installments, as determined by the Company in its sole discretion. No participant entitled to receive a payment of benefits shall receive payment in the form of the Company’s common stock. For the years ended December 31, 2004, 2003 and 2002 the Company recorded an (expense) benefit of ($62,000), ($169,000) and $68,000, respectively, related to the Directors’ Deferred Compensation Plan.

Stock Plans

1989 Stock Plan
      In November 1989, the Company adopted a Stock Plan (the “1989 Plan”), under which options may be granted to employees, directors, consultants or advisors. The 1989 Plan provided for the grant of both incentive stock options and nonstatutory stock options. The exercise price of an incentive stock option is not less than the fair market value of the common stock on the date of grant. The exercise price of nonstatutory options is not less than 85% of the fair market value of the common stock on the date of grant. No options granted under the 1989 Plan have a term in excess of ten years from the date of grant. Shares and options issued under the 1989 Plan vest over varying periods of one to six years. Effective June 9, 2000 with the approval of the Company’s 2000 Plan, the 1989 Plan was discontinued resulting in cancellation of remaining available shares, and any shares granted under the 1989 Plan that in the future are cancelled or expire will not be available for re-grant. As of December 31, 2004, options to purchase 226,938 shares of common stock were outstanding under the 1989 Plan.

1997 Stock Plan
      In December 1997, the Company adopted a Stock Plan (the “1997 Plan”), under which options were granted to employees, directors, and consultants of the Company. The 1997 Plan provided for the grant of both incentive stock options and nonstatutory stock options. The exercise price of an incentive stock option was not less than the fair market value of the common stock on the date of grant. The exercise price of nonstatutory options was not less than 85% of the fair market value of the common stock on the date of grant. No options granted under the 1997 Plan have a term in excess of ten years from the date of grant. Options issued under the 1997 Plan vest over varying periods of one to four years. Options that terminate will not be available for future grant. As of December 31, 2004, options to purchase 119,209 shares of common stock were outstanding under the 1997 Plan.

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
      In December 2001, the Board amended, and the Epimmune stockholders subsequently approved, the 2000 Plan to include a 500,000 increase in the number of shares reserved for issuance under the 2000 Stock Plan to a total of one million two hundred thousand (1,200,000) shares. On December 16, 2002, the Company granted stock bonus awards of 600 shares to its executive officers from the 2000 Plan. In June 2003, the Board amended, and the Epimmune stockholders subsequently approved, the 2000 Plan to include a 400,000 increase in the number of shares reserved for issuance under the 2000 Stock Plan to a total of one million six hundred thousand (1,600,000) shares. In December 2003, the Board amended, and the Epimmune stockholders subsequently approved, the 2000 Plan to include a 1,000,000 increase in the number of shares reserved for issuance under the plan to a total of two million six hundred thousand (2,600,000) shares. As of December 31, 2004, options to purchase 2,175,000 shares of common stock were outstanding and 399,393 shares were available for future grant under the 2000 Stock Plan.
      The following table summarizes stock option activity under all stock option plans for the three years ended December 31, 2004:

		Weighted
	Shares	Average Price

Balance at December 31, 2001	1,539,614	$4.07
Granted	194,520	$2.03
Exercised	(15,364)	$0.28
Cancelled	(33,874)	$4.74

Balance at December 31, 2002	1,684,896	$3.86
Granted	851,000	$1.57
Exercised	(62,635)	$0.97
Cancelled	(475,809)	$5.47

Balance at December 31, 2003	1,997,452	$2.59
Granted	1,147,000	$1.57
Exercised	(35,004)	$0.16
Cancelled	(588,301)	$3.01

Balance at December 31, 2004	2,521,147	$2.06

EPIMMUNE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Stockholders’ Equity — (Continued)
      The following is a summary of the options outstanding under all of the Company’s stock option plans as of December 31, 2004:

					Weighted
		Weighted			Average
		Average	Weighted		Exercise Price
	Options	Remaining Life	Average	Options	of Options
Range of Exercise Prices	Outstanding	in Years	Exercise Price	Exercisable	Exercisable

$ 0.16	31,720	2.96	$0.16	31,720	$0.16
$ 0.48	87,489	3.99	0.48	87,489	0.48
$ 1.26 - $ 3.37	2,211,502	8.39	1.79	1,196,440	1.99
$ 3.75 - $ 6.00	174,000	5.11	5.02	174,000	5.02
$10.50 - $16.25	10,500	3.80	12.01	10,500	12.01
$21.87 - $42.88	5,936	0.98	30.68	5,936	30.68

Total	2,521,147			1,506,085

Weighted averages		7.91	$2.06		$2.39
      The weighted average fair value of options granted during 2004, 2003 and 2002 was $1.24, $1.51 and $1.87, respectively.
      On January 16, 2001, the Company entered into an employment agreement with Dr. Emile Loria for the position of President and Chief Executive Officer. Dr. Loria was elected to the Company’s Board of Directors. Also on January 16, 2001, the Company entered into a Restricted Stock Purchase agreement with Dr. Loria for the purchase of 1,056,301 common shares at $2.50 per share. The shares vested daily over a four-year period and unvested shares were subject to a repurchase option in favor of the Company. A promissory note with an interest rate of 5.61% was issued for the purchase price of the shares. In September 2003, Dr. Loria surrendered an aggregate of 963,740 shares of the Company’s common stock at the fair market value of $3.17 per share, in exchange for the prepayment of the outstanding principal and interest under the promissory note, a total of $3,055,000. At the time of the transaction, the Company included $231,000 associated with the remaining 92,561 unvested shares in accrued liabilities as the Company has a repurchase option on the unvested shares at the original exercise price. As the remaining 92,561 unvested shares vest between September 29, 2003 and January 15, 2005, the liability was reclassed into equity in equal installments. At December 31, 2004, 2,936 shares were unvested and subject to the repurchase option.
      In connection with the prepayment of the note, the Company recorded a non-cash, stock-based compensation charge of approximately $645,000 in the third quarter of 2003 based on the difference between the fair market price on September 29, 2003 and the exercise price of the shares surrendered by Dr. Loria. The Company also accrued an additional $62,000 in non-cash, stock-based compensation charges associated with the 92,561 remaining unvested shares, which it amortized to expense as the unvested shares vested between September 29, 2003 and January 15, 2005. The Company had $2,000 and $50,000 of accrued deferred compensation at December 31, 2004 and 2003, respectively, related to the unvested shares.
      Prior to the prepayment of the promissory note, the Company recorded monthly compensation expense related to the shares sold to Dr. Loria based on the provisions of EITF 95-16, “Accounting for Stock Compensation Arrangements with Employer Loan features under APB 25.” For the years ended December 31, 2003 and 2002, the Company recorded a charge of $66,000 and a benefit of $127,000 of compensation expense, respectively.
      The Company also recorded compensation expense related to the below market interest rate the promissory note bore. For the years ended December 31, 2003 and 2002, the Company recorded $66,000 and $99,000 of compensation expense related to the note, respectively.

EPIMMUNE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Stockholders’ Equity — (Continued)
      On December 26, 2003, the Board granted options to purchase 1,078,000 shares of the Company’s common stock, 1,000,000 of which were contingent upon shareholders’ approval of a 1,000,000 share increase in the number of shares reserved for issuance under the 2000 Stock Plan. The Company’s shareholders subsequently approved the share increase on June 15, 2004. At that time, the Company recorded a non-cash stock-based compensation charge of $32,000, related to the December 2003 option grants, and accrued an additional $220,000 in deferred compensation charges, which will be amortized into expense as the options vest. The deferred compensation charges were based on the difference between the grant price of the options on December 26, 2003 and the closing price of the Company’s common stock on June 15, 2004, the date the shareholders approved the increase in the option pool. The Company had $182,000 of accrued deferred compensation at December 31, 2004, related to the unvested options.

Shares Reserved for Future Issuance
      The following shares of common stock are reserved for future issuance at December 31, 2004:

Options granted and outstanding	2,521,147
Options authorized for future grants	399,393
Employee stock purchase plan for future purchases	139,101
Stock warrants	2,275,426
Conversion of preferred stock	1,787,572

7,122,639

5.	Commitments
      The Company leases its office and research facility under an operating lease that expires in March 2009. Under this operating lease, the Company pays taxes, insurance and maintenance expenses related to the premises. Epimmune’s facility lease requires a letter of credit of $354,000 to secure the performance of the Company’s lease obligation and is reflected as restricted cash. Rent expense was $582,000 for each of the years ended December 31, 2004, 2003 and 2002.
      Future minimum lease payments under operating leases at December 31, 2004 are as follows:

Operating
Year	Leases

2005	$602,000
2006	620,000
2007	639,000
2008	658,000
2009	166,000

Total minimum lease payments	$2,685,000

6.	Revenues Under Collaborative Research and Development Agreements

National Institutes of Health
      In May 2004, the Company received a grant from the National Cancer Institute (“NCI”), an institute of the NIH, to support its continuing and detailed analysis of the immune responsiveness of patients immunized with the Company’s multi-epitope cancer vaccine candidate, EP-2101. The Company is currently conducting

EPIMMUNE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Revenues Under Collaborative Research and Development Agreements — (Continued)
two Phase I/ II trials with its EP-2101 vaccine, one in colorectal cancer and one in non-small cell lung (“NSCL”) cancer, at various sites in the U.S. The grant has a total potential value of approximately $0.8 million over two years. The Company is recognizing revenue under the grant as reimbursable expenses under the grant are incurred.
      In March 2004, the Company received a grant from the NCI to define and conduct preclinical testing of a multi-epitope, clinical vaccine candidate for ovarian and breast cancer. The Company is collaborating with investigators at the University of Washington on the program with an objective of designing a vaccine to induce helper T cell (“HTL”) responses directed against multiple tumor associated antigens (“TAA”), in order to prevent or delay disease recurrence after surgery and chemotherapy. The Phase I grant has a total potential value of approximately $0.6 million over two years. From the Phase I program, it is contemplated that a multi-epitope based vaccine will be designated for development and clinical testing in a potential Phase II program. The Company is recognizing revenue under the grant as reimbursable expenses under the grant are incurred.
      In September 2003, the Company received a five-year, $16.7 million contract from the National Institute of Allergy and Infectious Diseases (“NIAID”), an institute of the NIH, for the design and development of prophylactic HIV vaccines for clinical evaluation. The Company is recognizing revenue under the contract as reimbursable expenses under the contract are incurred.
      In July 2003, the Company received a grant from the NCI to support continued epitope analog identification and preclinical development of multi-epitope, analog based cancer vaccines. The grant has a total potential value of approximately $0.6 million over two years. The activities funded by this grant complement current studies and Phase I/ II clinical trials the Company is conducting by providing analog epitopes that extend vaccine coverage to larger segments of the population. The grant was made under the NCI’s Flexible System to Advance Innovative Research for Cancer Drug Discovery by Small Business, or FLAIR program. The Company is recognizing revenue under the grant as reimbursable expenses under the grant are incurred.
      In October 2002, the Company was awarded a contract from the NIAID to conduct research and development aimed at developing a malaria vaccine. The award is part of the NIAID’s Millennium Vaccine Initiative that solicits vaccine technology from the private sector to accelerate the development of effective vaccines for malaria and tuberculosis. The program is composed of a $0.7 million Phase A feasibility study and an option for a $2.8 million Phase B development program for a total potential value of $3.5 million over five years. The Company is working with investigators at the Naval Medical Research Center on the program. In July 2004, the Company received written notice from the NIH exercising the three-year Phase B option for Epimmune to conduct preclinical development of a multi-epitope malaria vaccine. The NIH decision followed the Company meeting predetermined Phase A criteria in which it demonstrated the preclinical feasibility of a vaccine that would target malaria in all human ethnicities. The Phase B preclinical development program objective is design of a vaccine candidate suitable for human testing. The Company is recognizing revenue under the contract as reimbursable expenses under the contract are incurred.

Amgen Inc.
      In September 2003, the Company entered into an agreement with Amgen Inc. under which Amgen acquired a non-exclusive license to Epimmune’s PADRE® technology for research use. Under the terms of the agreement, Epimmune received a license fee that will be amortized into revenue over the term of the agreement.

EPIMMUNE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Revenues Under Collaborative Research and Development Agreements — (Continued)

Merck & Co., Inc.
      In April 2003, the Company entered into an agreement with Merck & Co., Inc. under which Merck will evaluate select Epimmune epitopes in connection with technology controlled by Merck for the development of certain vaccines. Under the terms of the agreement, the Company provided Merck a limited number of its proprietary analog, or modified, epitopes, which will then be evaluated in connection with delivery technologies owned or controlled by Merck to determine the activity of the Epimmune epitopes. The Company received an evaluation license fee in connection with the agreement, which is being amortized into revenue over the term of the agreement. Merck has an option to enter into licensing discussions with the Company for the development of the Epimmune epitopes for use in vaccines for the treatment of certain diseases.

Beckman Coulter, Inc.
      In January 2003, the Company entered into an option and license agreement with Beckman Coulter, Inc. under which Beckman Coulter could acquire a non-exclusive, worldwide license to certain Epimmune epitopes on an epitope-by-epitope basis for certain infectious diseases and cancer indications. Beckman Coulter could use these epitopes for research and diagnostic applications in connection with their MHC Tetramer and other immune response monitoring technologies. Under the terms of the agreement, the Company was entitled to annual option fees, which were amortized into revenue over the term of the agreement. In the event that Beckman Coulter exercised its option to acquire a license to any specific epitope, the Company was entitled to additional license fees for each epitope and royalties on product sales in the event any products were commercialized using the Company’s technology. In January 2005, Beckman Coulter chose not to exercise its option rights under the agreement.

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

Aventis Pasteur
      In July 2002, the Company entered into an evaluation and license option agreement with Aventis Pasteur Limited, which gave Aventis, for twelve months, the right to exercise its option to license from Epimmune certain epitopes from two cancer associated antigens. Aventis will evaluate the epitopes for possible integration into its pox virus therapeutic cancer vaccine program. The Company received an evaluation license fee, which was amortized into revenue over the evaluation period. In June 2003, the end of the evaluation period, Aventis Pastuer chose not to exercise its rights under the agreement.

EPIMMUNE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Revenues Under Collaborative Research and Development Agreements — (Continued)

Bavarian Nordic A/ S
      In November 2001, the Company entered into a collaboration agreement with Bavarian Nordic A/ S to combine its technology and expertise in the fields of T cell epitope identification and vaccine design with Bavarian Nordic’s vaccine delivery technology and manufacturing expertise to develop vaccines for the treatment or prevention of HIV infection. The Company did not record revenue on Bavarian Nordic for the years ended December 31, 2004 and 2003.

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

Genencor International, Inc.
      In July 2001, the Company entered into a collaboration with Genencor International, Inc. for vaccines to treat or prevent hepatitis B virus, hepatitis C virus and human papilloma virus. Pursuant to the agreement, Epimmune exclusively licensed to Genencor its PADRE® and epitope technologies for vaccines to treat or prevent hepatitis B, hepatitis C and human papilloma virus. In connection with this collaboration, the Company received an upfront license fee, which is being amortized over the collaboration term. In addition, Genencor made an initial ten percent equity investment in Epimmune common stock at a premium to the market price. Under the agreement, the Company may receive a total of approximately $60 million in payments, including the initial equity investment but excluding royalties. In January 2002, Epimmune received a payment from Genencor for achievement of the first milestone, identification of a product candidate to treat chronic hepatitis B infection. In February 2004, the Company announced it had earned a milestone payment from Genencor as a result of Genencor filing an IND for a vaccine to treat Hepatitis B. The milestone payments were recognized as revenue when received. The collaboration revenues are being recognized as incurred. In addition, Genencor fully funded Epimmune’s research in these specific indications and was obligated to pay the Company royalties on sales of any products that may have been developed under the collaboration. The initial collaboration had a term through September 2003, and in October 2002, was extended to September 2004. In March 2004, Genencor assigned its rights under the collaboration to Innogenetics NV. In connection with the assignment by Genencor, the Company extended the collaboration term with Innogenetics through September 2005. In addition, Genencor agreed not to sell or otherwise dispose of any of the Company’s common stock it held, without the Company’s prior approval, for a minimum of twelve months. Innogenetics has the right to terminate the collaboration early, upon three months written notice, if Epimmune breaches its obligations under the collaboration agreement or upon certain force majeure events. All revenues from Genencor are included in related party revenue.

EPIMMUNE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Revenues Under Collaborative Research and Development Agreements — (Continued)

Pharmexa A/ S
      In June 2001, the Company entered into a license agreement with Pharmexa A/ S granting Pharmexa a non-exclusive license to the Company’s PADRE® technology for use in connection with Pharmexa’s AutoVactm technology for controlling autoimmune diseases. In connection with the agreement, the Company received an upfront license fee and is also entitled to receive milestones and royalties on product sales, if any products are ever developed. The upfront license fee was recognized as revenue during 2001 as the Company had no on-going obligations. In December 2004, the Company and Pharmexa amended the license agreement to include additional target antigens. The Company received an additional up-front license fee, which was recognized as revenue in December 2004.

7.	Income Taxes
      Significant components of the Company’s deferred tax assets as of December 31, 2004 and 2003 are shown below. A valuation allowance of $65,692,000 at December 31, 2004 and $65,668,000 at December 31, 2003 has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

	2004	2003

Deferred tax liabilities:
Patents expensed for tax	$(1,212,000)	$(1,162,000)

Total deferred tax liabilities	(1,212,000)	(1,162,000)
Deferred tax assets:
Capitalized research expenses	1,752,000	1,476,000
Net operating loss carryforwards	55,083,000	55,167,000
Research and development credits	9,654,000	9,698,000
Other, net	415,000	489,000

Total deferred tax assets	66,904,000	66,830,000
Valuation allowance for deferred tax assets	(65,692,000)	(65,668,000)

Net deferred tax assets	$—	$—

      At December 31, 2004, the Company has federal and California net operating loss carryforwards of approximately $147,077,000 and $88,352,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and expiration of the California tax loss carryforwards. The federal tax loss carryforwards began to expire in 2004 and will continue to do so until 2024, unless previously utilized. The California tax loss carryforwards will continue to expire until 2014. The Company also has federal and California research and development tax credit carryforwards of $7,416,000 and $3,443,000, respectively. The federal research and development tax credit carryforwards began to expire in 2004 and will continue to do so in 2005, unless previously utilized. The California research and development tax credit carryforwards do not expire and will carry forward indefinitely until utilized. Pursuant to Internal Revenue Code Sections 382 and 383, the annual use of the Company’s net operating loss and credit carryforwards will be limited because of greater than 50% cumulative changes in ownership, which occurred during 1989 and 1994. However, the Company believes that these limitations will not have a material impact on the financial statements.

EPIMMUNE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	401(k) Plan
      The Company has a defined contribution plan, the Epimmune Inc. 401(k) Plan, which covers all full-time employees of the Company. This plan allows each eligible employee to voluntarily make pre-tax deferred salary contributions. The Company may make contributions in amounts as determined by the Board of Directors. The Company did not make any matching contributions for the years ended December 31, 2004, 2003 and 2002.

9.	Unaudited Quarterly Financial Information
      The following tables present unaudited quarterly financial information, for the eight quarters ended December 31, 2004. We believe this information reflects all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of such information in accordance with accounting principles generally accepted in the United States. The results for any quarter are not necessarily indicative of results for any future period (in millions, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Year Ended December 31, 2004
Revenues	$2.6	$1.9	$2.1	$3.0
Loss from operations	(0.5)	(0.9)	(1.0)	(1.6)
Net loss	(0.5)	(0.9)	(0.9)	(1.6)
Basic and diluted net loss per share(a)	(0.04)	(0.06)	(0.06)	(0.10)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Year Ended December 31, 2003
Revenues	$1.4	$1.8	$2.0	$1.9
Loss from operations	(1.9)	(2.1)	(2.1)	(1.2)
Net loss	(1.8)	(2.0)	(2.0)	(1.2)
Basic and diluted net loss per share	(0.15)	(0.17)	(0.17)	(0.09)

(a)	The sum of the four quarters will not agree to year total due to rounding within the quarter.

10.	Subsequent Events (Unaudited)
      On March 16, 2005, the Company announced that it had agreed to combine its business with IDM S.A. (Immuno-Designed Molecules), or IDM, a privately held company based in France, pursuant to a Share Exchange Agreement. The all-stock transaction has been unanimously approved by the boards of directors of both companies. In addition, certain institutional investors, strategic partners and executives of IDM, who collectively hold more than 85% of IDM’s outstanding stock (including shares issuable upon exercise of warrants), have entered into the Share Exchange Agreement thus far. The closing of the transaction is subject to certain closing conditions including approval by Epimmune’s shareholders. Upon closing of the transaction, the combined company will be named IDM, Inc. and its shares are expected to be traded on the Nasdaq National Market under the ticker IDMI. The combined company will focus on immunotherapeutic products for cancer and selected infectious diseases.
      Pursuant to the Share Exchange Agreement, the Company would acquire all of the outstanding share capital of IDM, with certain exceptions related to shares and a warrant held in French share savings plans, in exchange for shares of Epimmune common stock, and IDM would become a subsidiary of the Company. Each share of IDM would be exchanged for approximately 3.771865 shares of Epimmune common stock, and the former shareholders of IDM will hold, in aggregate, approximately 78% of the Company’s outstanding

EPIMMUNE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Subsequent Events — (Continued)
common stock, on a fully diluted basis, immediately following the closing of the transaction. In connection with the transaction, the Company’s outstanding Series S and Series S-1 preferred stock would be exchanged for a total of 1,949,278 shares of the Company’s common stock. The Share Exchange Agreement also sets forth the terms for treatment of outstanding options and warrants to purchase IDM shares in the transaction.
      Subsequent to the transaction, IDM would effectively control Epimmune. As a result, if approved and completed, the transaction will be accounted for as a reverse acquisition, whereby for financial reporting purposes, IDM is considered the acquiring company. Hence, the historical financial statements of IDM would become the historical financial statements of the Company and include the results of operations of Epimmune only from the acquisition date forward.
      The shares the Company would issue in the exchange would not be registered under U.S. securities laws and may not be offered or sold in the U.S. absent registration or unless an applicable exemption from the registration requirements is available. The Company would file a registration statement covering the resale of the shares issued in the transaction following the closing of the transaction.
      The Company would issue common stock equal to more than 20% of its outstanding voting shares pursuant to the Share Exchange Agreement and would therefore have to obtain shareholder approval of the transaction per Nasdaq rules. The Company will file a proxy statement and hold a meeting of its shareholders to approve the Share Exchange Agreement and certain related actions including changing its name to IDM, Inc.