Form 10-Q
period 2005-03-31
EPIMMUNE INC
filed 2005-05-13
CIK 822206

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005, or

☐	Transition Period Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From to ..

Commission file number 0-19591

EPIMMUNE INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0245076

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Common Stock: $.01 par value 16,023,786 shares outstanding as of May 13, 2005.

EPIMMUNE INC.
QUARTERLY REPORT
FORM 10-Q

*	No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

EPIMMUNE INC
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,673	$7,006
Accounts receivable	1,110	2,667
Prepaids and other current assets	334	221

Total current assets	7,117	9,894

Restricted long-term cash	354	354
Property and equipment, net	962	1,032
Patents and other assets	3,447	3,527

TOTAL ASSETS	$11,880	$14,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,213	$1,013
Accrued liabilities	1,008	1,700
Deferred contract revenues	493	607
Accrued payroll and related expenses	192	161

Total current liabilities	2,906	3,481

Deferred rent	208	210

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, 1,409,288 shares issued and outstanding of Series S and S-1 convertible preferred stock at March 31, 2005 and December 31, 2004. Liquidation preference of $10,000,000 at March 31, 2005 and December 31, 2004.	14	14
Common stock, $.01 par value, 40,000,000 shares authorized, 16,023,786 shares and 16,011,655 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively.	160	160
Additional paid-in capital	172,942	172,933
Deferred compensation	(165)	(184)
Accumulated deficit	(164,185)	(161,807)

Total stockholders’ equity	8,766	11,116

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,880	$14,807

See accompanying notes.

EPIMMUNE INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2005	2004
Revenues
License fees and milestones	$114	$97
Research grants and contract revenue	1,719	1,454
Related party revenue	—	1,026

Total revenues	1,833	2,577

Costs and expenses:
Research and development	2,686	2,407
General and administrative	467	658
Business combination transaction costs	1,089	—

Total costs and expenses	4,242	3,065

Loss from operations	(2,409)	(488)

Interest income, net	36	4
Other expense, net	(5)	(1)

Net loss	$(2,378)	$(485)

Net loss per share - basic and diluted	$(0.15)	$(0.04)

Shares used in computing net loss per share	16,015	13,456

See accompanying notes.

EPIMMUNE INC.

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended March 31,
	2005	2004
OPERATING ACTIVITIES
Net loss	$(2,378)	$(485)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	215	220
Stock-based compensation	17	12
Deferred rent	(2)	3
Deferred revenue	(114)	(229)
Write-off of abandoned patents	102	—
Change in operating assets and liabilities:
Accounts receivable	1,557	(559)
Prepaids and other current assets	(113)	(179)
Accounts payable, trade	200	290
Accrued liabilities	(685)	(184)
Accrued payroll and related expenses	31	152

Net cash used in operating activities	(1,170)	(959)

INVESTING ACTIVITIES
Purchase of property and equipment	(3)	(17)
Patents and other assets	(163)	(244)

Net cash used in investing activities	(166)	(261)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock	3	5

Net cash provided by financing activities	3	5

Decrease in cash and cash equivalents	(1,333)	(1,215)
Cash and cash equivalents at beginning of year	7,006	6,416

Cash and cash equivalents at end of period	$5,673	$5,201

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$1	$2

Reclassification of unvested common shares from liabilities to equity	$7	$44

See accompanying notes.

EPIMMUNE INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
March 31, 2005

1. Basis of Presentation

The interim unaudited condensed financial statements contained herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In management’s opinion, the unaudited information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year. The financial statements should be read in conjunction with the audited financial statements and disclosures thereto included in the Company’s Form 10-K, as amended, for the year ended December 31, 2004.

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

The Company has an accumulated deficit of $164.2 million as of March 31, 2005. The Company’s ability to attain profitable operations is dependent upon obtaining sufficient working capital to complete the successful development of its products, regulatory approval of its products, achieving market acceptance of such products and achievement of sufficient levels of revenue to support the Company’s cost structure.

In March 2005 the Company agreed to combine its business with IDM S.A. (Immuno-Designed Molecules), or IDM. If the planned combination is successful the Company expects to be able to maintain its current level of operations through 2005, based on anticipated expenditures. If the planned combination is unsuccessful, management intends to take the appropriate steps, including the delay or discontinuation of certain of its research and development programs and operational activities, to ensure that the Company will have sufficient funds to support its operations through at least December 31, 2005. The Company would also anticipate seeking additional equity financing if the planned combination with IDM is unsuccessful. While the Company has been successful in raising equity financing in the past, there can be no assurance that the Company will be able to raise additional funds in the future, and it will likely be even more difficult to raise additional funding on satisfactory terms, if at all, if the IDM transaction is not completed.

Earnings per share (“EPS”) is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period, excluding owned but unvested shares. There were 0 and 56,511 owned but unvested shares as of March 31, 2005 and 2004, respectively, which were excluded from the earnings per share calculation. Diluted EPS reflects the potential dilution of securities that could share in the Company’s earnings, such as common stock equivalents that may be issuable upon exercise of outstanding common stock options or warrants as well as all shares of preferred stock, which may be converted into common stock. Prior to the application of the treasury stock method, common stock equivalents of 6,459,314 and 4,278,439 for the three months ended March 31, 2005 and 2004, respectively, have been excluded from EPS as the effect is antidilutive.

The following table shows total shares outstanding as of March 31, 2005 and 2004, respectively, on a fully diluted basis, assuming full vesting and conversion of all common stock equivalents upon exercise of outstanding common stock options and warrants as well as conversion of all shares of preferred stock:

	2005	2004
Common stock outstanding	16,023,786	13,525,622
Preferred shares, as converted	1,787,572	1,703,298
Options outstanding	2,396,316	1,777,943
Warrants outstanding	2,275,426	797,198

Fully diluted shares	22,483,100	17,804,061

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

As required under SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the pro forma effects of stock-based compensation on net income and net earnings per common share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions for March 31, 2005 and March 31, 2004: risk-free interest rates of 4% and 4.5%, respectively; dividend yield of zero for both periods; and a weighted average expected life for all options of six years. The volatility factor assumptions of the expected market price of the Company’s common stock were 59% and 107% for March 31, 2005 and 2004, respectively.

For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. The effect of applying SFAS No. 123 for purposes of providing pro forma disclosures is not likely to be representative of the effects on the Company’s operating results for future years because changes in the subjective input assumptions can materially affect future value estimates. Pro forma information for the three months ended March 31, 2005 and 2004 is as follows:

	Three months ended March 31,
	2004	2003

Net loss as reported	$(2,378,000)	$(485,000)
Add: stock-based employee compensation expense included in reported net loss	15,000	—
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(288,000)	(216,000)

Pro forma net loss	$(2,651,000)	$(701,000)

Net loss per share:
Basic and diluted – as reported	$(0.15)	$(0.04)

Basic and diluted – pro forma	$(0.17)	$(0.05)

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payments, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. SFAS No. 123(R) offers alternative methods for determining the fair value. In April 2005, the SEC issued a new rule that allows companies to implement SFAS No. 123(R) at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we will implement SFAS No. 123(R) in the reporting period starting January 1, 2006. We expect that SFAS No. 123(R) will have a significant impact on our financial statements. At the present time, we have not yet determined which valuation method we will use. The impact of adoption of SFAS No. 123(R) cannot be accurately predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement No. 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net income and earnings per share included elsewhere in this Note 1 to the financial statements.

2. Proposed Business Combination with IDM S.A.

On March 16, 2005, the Company announced that it had agreed to combine its business with IDM, a privately held company based in France, pursuant to a Share Exchange Agreement, as amended, or the Share Exchange Agreement. The all-stock transaction has been unanimously approved by the boards of directors of both companies. In addition, as of May 9, 2005, IDM shareholders collectively owning more than 95% of the IDM shares had thus far entered into the Share Exchange Agreement.

Under Nasdaq National Market rules, the Company must obtain shareholder approval of the issuance of shares of its common stock contemplated by the Share Exchange Agreement. On April 22, 2005, the Company filed a preliminary proxy statement with the Securities and Exchange Commission, or SEC, to seek approval from its shareholders of the issuance of shares of Epimmune common stock pursuant to the Share Exchange Agreement and related transactions, as well as approval of certain related actions including changing the Company’s corporate name to IDM, Inc., increasing its authorized shares of capital stock and effecting a reverse split of its outstanding common stock. The closing of the transaction with IDM is subject to, among other things, approval by the Company’s shareholders of the foregoing actions and other customary closing conditions. Upon closing of the transaction, the combined company’s shares are expected to be traded on the Nasdaq National Market under the symbol “IDMI.” The combined company will focus on immunotherapeutic products for cancer and selected infectious diseases.

Pursuant to the Share Exchange Agreement, the Company will acquire all of the outstanding shares of IDM, except shares and a warrant held in French share savings plans, in exchange for shares of the Company’s common stock, and IDM will become a subsidiary of the Company. Each share of IDM will be exchanged for approximately 3.771865 shares of the Company’s common stock, and the former shareholders of IDM will hold, in aggregate, approximately 78% of the Company’s outstanding common stock, on a fully diluted basis, immediately following the closing of the transaction. In connection with the transaction, the Company’s outstanding Series S and Series S-1 preferred stock will be exchanged for a total of 1,949,278 shares of the Company’s common stock, pursuant to an Amended and Restated Preferred Exchange Agreement dated April 12, 2005 between the Company and G.D. Searle, LLC, the holder of all of the outstanding shares of preferred stock of the Company. The Share Exchange Agreement also sets forth the terms for treatment of outstanding options and warrants to purchase IDM shares in the transaction.

Subsequent to the transaction, the shareholders of IDM will effectively control the Company. As a result, if approved and completed, the transaction will be accounted for as a reverse acquisition in which, for financial reporting purposes, IDM is considered the acquiring company. Following the closing of the transaction, the historical financial statements of IDM will become the historical financial statements of the Company and include the results of operations of the Company only from the acquisition date forward.

The shares the Company will issue in the exchange will not be registered under U.S. securities laws and may not be offered or sold in the U.S. absent registration or unless an applicable exemption from the registration requirements is available. The Company has agreed to file a registration statement covering the resale of the shares issued in the transaction following the closing of the transaction.

We have filed a proxy statement concerning our proposed combination with IDM with the SEC, which explains the proposed transaction in greater detail, including the risks involved. Investors and security holders are advised to read the proxy statement related to the proposed transaction because it contains important information related to the transaction.

The forgoing statements regarding the proposed transaction between Epimmune and IDM include forward looking statements, which are subject to risks and uncertainties, including but not limited to the possibility that the proposed transaction with IDM may not ultimately close for any of a number of reasons, such as Epimmune not obtaining shareholder approval of the transaction or related matters; the possibility that IDM shareholders who have not become parties to the definitive agreement make an alternative bid regarding a transaction involving IDM to the IDM shareholders pursuant to rights under the shareholders agreement among the IDM shareholders and, if so, that the IDM shareholders accept that bid instead of the transaction with us; the possibility that Nasdaq will not approve the listing of the combined company’s shares for trading on the Nasdaq National Market; and the possibility that, in the event the transaction is completed, the combination of Epimmune and IDM may not result in a stronger company, that the technologies and clinical programs of the two companies may not be compatible and that the parties may be unable to successfully execute their integration strategies or realize the expected benefits of the transaction.

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

Epimmune was incorporated in Delaware on July 10, 1987 as Cytel Corporation. On July 1, 1999, Cytel merged with its majority-owned subsidiary, Epimmune Inc., and changed its name from Cytel Corporation to Epimmune Inc. Epimmune(R) and PADRE(R) are our trademarks and EIS(R) and ImmunoSense(R) are our service marks.

Since 1997, we have devoted substantially all of our resources to the discovery and development of potential therapeutic and prophylactic products. To date, we have not received any revenues from the sale of products. We began a Phase I/II clinical trial targeting HIV in September 2002 and two Phase I/II clinical trials targeting lung cancer and colorectal cancer in February 2003. Based on the results we received from those clinical trials during the course of 2004, we began a Phase II clinical trial in late-stage lung cancer patients at the end of 2004 and expect to initiate a follow-on Phase I/II trial in HIV-infected patients in the fourth quarter of 2005 to evaluate alternative vaccine delivery options. We have funded our research and development primarily from equity-derived working capital and through strategic alliances and collaborations with other companies. We have not been profitable since our inception and expect to incur substantial operating losses for at least the next several years. As of March 31, 2005, our accumulated deficit was approximately $164.2 million.

In July 2001, we entered into a collaboration with Genencor International, Inc. to develop vaccines to treat or prevent hepatitis B virus, hepatitis C virus and human papilloma virus. In February 2004, we announced that we had earned a milestone payment from Genencor as a result of Genencor filing an Investigational New Drug Application, or IND, for a vaccine to treat hepatitis B, the lead program in the collaboration. In March 2004, Genencor assigned its rights under our collaboration agreement to Innogenetics NV. In connection with the assignment by Genencor, we extended the collaboration term with Innogenetics through September 2005. Innogenetics has the right to terminate the collaboration early, upon three months written notice.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles unless otherwise indicated. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates on an ongoing basis, including those related to revenue recognition, patents and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our financial statements.

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

Investment Policy

The primary objective of our investment activities is to preserve principal while at the same time achieving competitive yields, without significantly increasing risk. To achieve this objective, we primarily invest in cash and money market accounts as well as A1 or P1 or higher rated debt securities with maturities of less than two years, with the weighted average maturity not to exceed eighteen months. We also attempt to minimize our portfolio risk by placing constraints on how much of our portfolio may be held in a specific type of investment such as asset-backed securities or collateralized mortgage obligations as well as limiting our holdings in any one issuer. At March 31, 2005, our investment portfolio included only cash and money market accounts and had no fixed-income securities.

Results of Operations

Three months ended March 31, 2005, as compared with three months ended March 31, 2004.

In the three months ended March 31, 2005, we had total revenues of $1.8 million, as compared to $2.6 million in revenues in the three months ended March 31, 2004. The decrease in the three months ended March 31, 2005 resulted primarily from a $1.0 million decrease in related party revenue offset by a $0.3 million increase in research grant and contract revenue. Related party revenue includes milestone payments, amortization of license fees and contract research and development funding, as a result of our previous collaboration with Genencor, which owns an equity position in Epimmune. In March 2004, Genencor assigned its rights under our collaboration agreement to Innogenetics. Innogenetics does not own an equity position in Epimmune and, therefore, is not a related party, and reimbursements under our collaboration agreement with them are now recorded as contract revenue. The decrease in related party revenue during the three months ended March 31, 2005, compared to the three months ended March 31, 2004, was a result of the assignment of the collaboration agreement. During the first quarter of 2004, we received a milestone payment from Genencor in connection with an Investigational New Drug (IND) application filed by Genencor for a Hepatitis B vaccine candidate on which we collaborated. In connection with the assignment by Genencor, we extended the collaboration term with Innogenetics through September 2005. Innogenetics has the right to terminate the collaboration early, upon three months written notice, if we breach our obligations under the collaboration agreement or upon certain force majeure events. The increase in research grant and contract revenue in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 was also a result of the assignment by Genencor to Innogenetics and the corresponding change in revenue accounts, offset by a decrease in reimbursements under grants and contracts from the National Institutes of Health (NIH) due to the timing of costs to be reimbursed. Licensing and milestone revenue was $0.1 million in the three months ended March 31, 2005 and in the three months ended March 31, 2004.

Research and development expenses increased to $2.7 million in the three months ended March 31, 2005 from $2.4 million in the three months ended March 31, 2004. The increase in the three months ended March 31, 2005 primarily relates to a $0.2 million increase in subcontract and other outside costs incurred under NIH grants and contracts, a $0.2 million increase in costs related to our ongoing Phase II clinical trial in non-small cell lung cancer (NSCLC) which began in late December 2004, and a $0.1 million expense associated with abandoned patents in certain geographic locations. These increases in research and development expenses were partially offset by a $0.2 million decrease in costs related to product formulation and manufacturing of product for use in our previous Phase I/II clinical trials in HIV and lung and colorectal cancer.

General and administrative costs were approximately $0.5 million in the three months ended March 31, 2005 and $0.7 million in the three months ended March 31, 2004. The decrease in the three months ended March 31, 2005 primarily relates to a decrease in non-cash, stock-based compensation charges related to a lower stock price during the 2005 period for variable stock equity instruments. We expect general and administrative expenses during 2005 to be relatively flat or slightly lower than corresponding 2004 levels.

In the three months ended March 31, 2005, we recorded $1.1 million in transaction costs associated with our proposed business combination with IDM. These transaction costs included investment banking advisory fees and accounting and legal fees. We expect to continue to incur transaction costs for the next two quarters in connection with our proposed combination with IDM.

Net interest income was negligible in both the three months ended March 31, 2005 and in the three months ended March 31, 2004.

We expect to incur significant operating losses over the next several years due to continuing expenses associated with our research and development programs, including clinical trials, preclinical testing and development activities, as well as transaction costs for our proposed combination with IDM as described above. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of revenues received and expenses incurred, and such fluctuations may be substantial.

Liquidity and Capital Resources

We have financed operations since our inception primarily through private placements of equity securities, two public common stock offerings, revenues under collaborative research and development agreements, grant revenues, certain asset divestitures and interest income. Through March 31, 2005, we had raised approximately $170.1 million from the sale of equity securities. As of March 31, 2005, we had 17,811,358 shares outstanding on an as-converted to common stock basis, assuming conversion of all outstanding shares of our preferred stock.

As of March 31, 2005, our cash and cash equivalents were $5.7 million compared to $7.0 million at December 31, 2004. The decrease in cash and cash equivalents was due to cash used for operations, primarily to fund our ongoing Phase II study in non-small cell lung cancer, or NSCLC, patients, activities related to further clinical studies of our therapeutic HIV vaccine candidate, and transaction related costs associated with our proposed business combination with IDM. Our operating expenses were offset by license fees, milestone payments and grant and contract revenues we received. We expect to continue to use our cash and cash equivalents to fund our ongoing and future clinical trials, as well as drug research and development programs.

Capital expenditures were negligible in the three months ended March 31, 2005 and in the three months ended March 31, 2004. In the past, we have financed our laboratory equipment and research and office facilities primarily through operating lease arrangements and a note payable. We fully paid off our note payable as of the end of the first quarter of 2003. During 2005, we anticipate that payments related to capital expenditures will continue to decrease compared to 2004 levels to approximately $0.1 million. We will also pay approximately $0.6 million in rent on our lease commitments during 2005. The future minimum rental commitment for the lease of our facility will range from approximately $0.6 million to $0.7 million each year over five years, based upon pre-established annual rent increases.

Payments related to capitalized patent expenses were $0.2 million in the three months ended March 31, 2005 and in the three months ended March 31, 2004. We expect payments related to patents to be relatively flat in 2005 compared to 2004 as we continue to pursue filings and claims in our intellectual property portfolio.

As funds are available, we expect our net cash burn to increase in 2005 compared to 2004 as we incur costs related to ongoing clinical trials in connection with our ongoing drug research and development programs, research and development activities on sponsored programs and contracts, preclinical testing of product candidates and manufacturing of clinical supplies. We intend to seek collaborative research and development relationships with suitable corporate partners and U.S. government agencies. We have in the past and may in the future also license to third parties some of our technology in markets that we are not pursuing ourselves or through our collaborations. Any agreements that may result from these discussions may not successfully reduce our funding requirements or, if entered into, may be terminated.

We will continue to spend substantial amounts on research and development, including amounts spent for manufacturing clinical supplies, conducting clinical trials for our product candidates and advancing development of certain sponsored and partnered programs. Therefore, we will need to secure additional funding. If we do not complete the proposed combination with IDM as planned, our cash position will be further reduced, and it will likely be even more difficult to raise additional funding on satisfactory terms, if at all. We do not have committed external sources of funding and may not be able to obtain any additional funding, especially if volatile market conditions persist for biotechnology companies. If we are unable to obtain additional funding, we will be required to delay, further reduce the scope of or eliminate one or more of our research and development projects, sell Epimmune or certain of its assets or technologies, or dissolve and liquidate all of its assets. As of March 31, 2005, we had approximately $5.7 million in cash and cash equivalents. We have incurred and will continue to incur investment banking advisory fees, legal, accounting and other transaction costs in connection with our proposed combination with IDM. Our future operational and capital requirements will depend on many factors, including:

•	whether our proposed transaction with IDM is successfully completed;

•	whether we are able to secure additional financing on favorable terms, or at all;

•	the costs associated with our ongoing Phase I/II clinical trial for our vaccine targeting HIV, which began in September 2002, including the status of our contract with the NIH;

•	the costs associated with our Phase II clinical trial for our vaccine targeting lung cancer, which began in December 2004;

•	progress with other preclinical testing and clinical trials in the future;

•	our ability to establish and maintain collaboration and license agreements and any government contracts and grants;

•	the actual revenue we receive under our collaboration and license agreements;

•	the actual costs we incur under our research collaboration with Bavarian Nordic;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and any other proprietary rights;

•	competing technological and market developments;

•	changes in our existing research relationships;

•	continued scientific progress in our drug discovery programs; and

•	the magnitude of our drug discovery and development programs.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At March 31, 2005, our investment portfolio included only cash and money market accounts and had no fixed-income securities. There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates. Any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

RISK FACTORS

We wish to caution readers that the following important factors, among others, in some cases have affected our results and in the future could cause our actual results and needs to vary materially from forward-looking statements made from time to time by us on the basis of management’s then-current expectations. The business in which we are engaged is rapidly changing and competitive and involves a high degree of risk.

Our substantial additional financing requirements and limited access to financing, which will likely be even more limited in the absence of the proposed combination with IDM, may adversely affect our ability to develop products and fund our operations.

We will continue to spend substantial amounts on research and development, including amounts spent for manufacturing clinical supplies, conducting clinical trials for our product candidates and advancing development of certain sponsored and partnered programs. Therefore, we will need to secure additional funding. If we do not complete the proposed combination with IDM as planned, our cash position will be further reduced, and it will likely be even more difficult to raise additional funding on satisfactory terms, if at all. We do not have committed external sources of funding and may not be able to obtain any additional funding, especially if volatile market conditions persist for biotechnology companies. If we are unable to obtain additional funding, we will be required to delay, further reduce the scope of or eliminate one or more of our research and development projects, sell Epimmune or certain of its assets or technologies, or dissolve and liquidate all of its assets. As of March 31, 2005, we had approximately $5.7 million in cash and cash equivalents. We have incurred and will continue to incur investment banking advisory fees, legal, accounting and other transaction costs in connection with our proposed combination with IDM. Our future operational and capital requirements will depend on many factors, including:

•	whether our proposed transaction with IDM is successfully completed;

•	whether we are able to secure additional financing on favorable terms, or at all;

•	the costs associated with our ongoing Phase I/II clinical trial for our vaccine targeting HIV, which began in September 2002, including the status of our contract with the NIH;

•	the costs associated with our Phase II clinical trial for our vaccine targeting NSCLC, which began in December 2004;

•	progress with other preclinical testing and clinical trials in the future;

•	our ability to establish and maintain collaboration and license agreements and any government contracts and grants;

•	the actual revenue we receive under our collaboration and license agreements;

•	the actual costs we incur under our research collaboration with Bavarian Nordic;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and any other proprietary rights;

•	competing technological and market developments;

•	changes in our existing research relationships;

•	continued scientific progress in our drug discovery programs; and

•	the magnitude of our drug discovery and development programs.

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

We presently do not meet all of The Nasdaq National Market’s continued listing requirements and we may be delisted, which could reduce the liquidity of our common stock and adversely affect our ability to raise additional necessary capital.

In order to continue trading on The Nasdaq National Market, we must comply with The Nasdaq National Market’s continued listing requirements, which require that we maintain a minimum stockholders’ equity of $10.0 million and a minimum closing bid price of $1.00 per share. Our stockholders’ equity was $8.8 million and $11.1 million as of March 31, 2005 and December 31, 2004, respectively. We therefore did not satisfy the $10.0 million minimum stockholders’ equity continued listing requirement as of the date of filing of this report. In addition, the closing bid price of our common stock on the Nasdaq National Market has been below $1.00 since April 14, 2005, and we will not satisfy the $1.00 minimum closing bid price per share requirement if the closing bid price of our common stock is less than $1.00 for a period of 30 consecutive business days. In the past, we have been notified by Nasdaq National Market when we have failed to meet the minimum stockholders’ equity continued listing requirement and have been asked to provide a plan to regain compliance. The Nasdaq National Market has also continued to monitor our ongoing compliance with their continued listing requirements. As a result of our failure to satisfy the continued listing requirements at the time of filing of this quarterly report on Form 10-Q, our common stock may be delisted from the Nasdaq National Market. We believe there is a significant risk that we will not meet the stockholders’ equity requirement in the future if we do not complete the IDM transaction and will not meet the closing bid price requirement if the reverse split of our common stock is not approved by our stockholders. In connection with our proposed business combination with the IDM, we believe we will satisfy both the minimum stockholders’ equity listing requirement and, as a result of a planned reverse stock split, the minimum bid price listing requirement of the Nasdaq National Market, although there can be no assurance we will do so. The delisting of our common stock may result in the trading of the stock on the Nasdaq SmallCap Market or the OTC Bulletin Board, which could reduce the liquidity of our common stock and adversely affect our ability to raise additional capital.

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

The data collected from clinical trials may not be sufficient to support regulatory approval of any of our products, and the U.S. Food and Drug Administration, or FDA, may not ultimately approve any of our therapeutic products for commercial sale, which will adversely affect our revenues and prospects. If we fail to commence or complete, or experience delays in, any of our planned clinical trials, our operating income, our stock price and our ability to conduct our business as currently planned could be harmed.

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

We have experienced significant operating losses since our inception in 1987. As of March 31, 2005, we had an accumulated deficit of $164.2 million. We expect to continue to incur substantial operating expenses and net operating losses for the foreseeable future, which may hurt our ability to continue operations. We have not generated revenues from the commercialization of any product. All of our revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants, certain asset divestitures and interest income. We expect that substantially all of our revenues for the foreseeable future will result from similar sources. To achieve profitable operations, we, alone or with collaborators, must successfully identify, develop, register and market proprietary products. We do not expect to generate revenues from the commercialization of any product for at least six years (and this would assume approval of either our HIV or lung cancer product candidates, which may not occur). We may not be able to generate sufficient product revenue to become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or yearly basis.

We are at an early stage of development, and we may experience delays and other problems in entering clinical trials.

We are an early stage research and development company, and only commenced our first Phase I/II clinical trials for one of our vaccines within the past two years, and a Phase II trial for one of our vaccines in December 2004. There are many factors outside of our control that may affect the timing of completion of our current clinical trials, and any future clinical trials may not commence when planned or be completed within any anticipated time frame. For example, in the past we experienced unexpected delays in filing an IND for our therapeutic vaccine candidate targeting HIV, due to additional time necessary to complete all of the animal safety studies that were contemplated in our pre-IND discussions with the FDA. We may experience unexpected delays in our research and development efforts that would require us to postpone the commencement or completion of clinical trials of other vaccine candidates. The FDA may comment or raise concerns or questions with respect to any IND that we file and, therefore, clinical trials may not begin when planned, if at all.

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

We cannot guarantee that our research and development programs will be successful in identifying vaccine candidates for clinical trials. Even if we do receive positive data during preclinical testing and during Phase I/II clinical trials for our therapeutic vaccine candidate targeting HIV, and Phase II clinical trials targeting lung cancer, or any other candidates we may develop, this data cannot be relied upon as evidence that the clinical candidate will be safe and effective in humans, and assuming we initiate any Phase III trials, data from Phase III or other pivotal clinical trials may not be consistent with earlier data or be sufficient to support regulatory approval.

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

We have not commercialized any products, and we do not have the experience, resources or facilities to manufacture vaccines on a commercial scale. We will not be able to commercialize any vaccines and earn product revenues unless we, or our collaborators, demonstrate that we can manufacture commercial quantities of vaccines in accordance with regulatory requirements. Among the other requirements for regulatory approval is the requirement that prospective manufacturers conform to the FDA’s Good Manufacturing Practices (GMP) requirements specifically for biological drugs, as well as for other drugs. In complying with the FDA’s GMP requirements, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements.

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

The market prices for securities of biotechnology companies, including our common stock, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are not necessarily related to the operating performance of such companies. From January 1, 2004 through March 31, 2005, our closing stock price has ranged from $1.11 to $2.66 and has been and will continue to be influenced by general market and industry conditions. In addition, the following factors may have a significant effect on the market price of our common stock:

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

As of March 31, 2005, our officers, directors and those stockholders owning at least five percent of our outstanding stock together control approximately 34.2% of our outstanding common stock as converted and Pfizer, Inc., through G.D. Searle LLC, holds 100% of our preferred stock. If some or all of these officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval or disapproval of any proposed merger or financing or other business combination transaction. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership also could depress our stock price.

Compliance with the Sarbanes-Oxley Act of 2002 and other changing regulations of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, Nasdaq Stock Market rules, and new accounting pronouncements are creating uncertainty and additional complexities for companies such as ours. In particular, the Section 404 internal control requirements under the Sarbanes-Oxley Act will continue to add complexity and costs to our business and require a significant investment of our time and resources to complete each year. We take these new requirements seriously and expect to make every effort to ensure that we receive clean attestations on our internal controls each year from our outside auditors. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with all other evolving standards. These investments may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the evaluation date.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in certain litigation arising out of our operations. We are not currently engaged in any legal proceedings.

ITEM 6.	EXHIBITS

Exhibit 3.1	Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 2, 1991.(1)

Exhibit 3.2	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on April 2, 1993.(2)

Exhibit 3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 5, 1995.(3)

Exhibit 3.4	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 5, 1995.

Exhibit 3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 2, 1998.(4)

Exhibit 3.6	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 2, 1998.(4)

Exhibit 3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 12, 1998.(5)

Exhibit 3.8	Certificate of Designations of the Series S and Series S-1 Preferred Stock filed with the Secretary of State of Delaware on June 29, 1999.(6)

Exhibit 3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 1, 1999.(7)

Exhibit 3.10	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on September 23, 1999.(8)

Exhibit 3.11	Certificate of Decrease of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on September 23, 1999.(8)

Exhibit 3.12	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 17, 2004.(9)

Exhibit 3.13	Amended and Restated Bylaws of the Registrant.(10)

Exhibit 4.1	Reference is made to Exhibits 3.1 through 3.13.

Exhibit 4.2	Specimen certificate of the common stock.(1)

Exhibit 10.1	Share Exchange Agreement dated March 15, 2005 among Epimmune Inc. and certain shareholders of IDM S.A.(11)

Exhibit 10.3	Amendment No. 1 (to the Share Exchange Agreement) dated March 15, 2005 among Epimmune Inc. and certain shareholders of IDM S.A.(11)

Exhibit 10.4	Voting Agreement dated March 15, 2005 among Epimmune Inc., Hélène Ploix, as the Shareholder Representative, and certain stockholders of Epimmune Inc.(11)

Exhibit 10.5	Preferred Exchange Agreement dated March 15, 2005.(11)

Exhibit 10.6	Employment Agreement with Emile Loria, M.D. dated March 17, 2005.(11)

Exhibit 10.7	Employment Agreement with Mark Newman, Ph.D. dated March 17, 2005.(11)

Exhibit 10.8	Employment Agreement with Robert De Vaere dated March 17, 2005.(11)

Exhibit 10.9	Amended and Restated Preferred Exchange Agreement dated April 12, 2005.(12)

Exhibit 10.10	Amendment No. 2 (to the Share Exchange Agreement) dated April 21, 2005 among Epimmune Inc. and certain shareholders of IDM S.A.(13)

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

(1)	Incorporated by reference to the Company’s Form S-1 Registration Statement and Amendments thereto filed with Securities and Exchange Commission (the “SEC”) (File No. 33-43356).

(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 22, 1993.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the SEC on March 31, 1995.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, filed with the SEC on August 14, 1998.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the SEC on November 16, 1998.

(6)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on July 16, 1999.

(7)	Incorporated by reference to the Company’s Definitive Proxy Statement, filed with the SEC on Form DEF 14A on July 28, 1999.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed with the SEC on November 15, 1999.

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on July 2, 2004.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the SEC on March 29, 2002.

(11)	Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on March 18, 2005.

(12)	Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on April 18, 2005.

(13)	Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on April 22, 2005.

EPIMMUNE INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPIMMUNE INC.

Dated: May 13, 2005	By:	/s/ Emile Loria

Emile Loria, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 13, 2005	By:	/s/ Robert De Vaere

Robert De Vaere
Vice President, Finance and Administration,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)