Form 10-K/A
period 2004-12-31
EPIMMUNE INC
filed 2005-06-23
CIK 822206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
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

Revenue Recognition
      We recognize revenues pursuant to Staff Accounting Bulletin No. 104, “Revenue Recognition.” Collaboration revenues are earned and recognized as research costs are incurred in accordance with the provisions of each agreement. License fees are earned and recognized in accordance with the provisions of each agreement. Upfront license fees for perpetual licenses where we have no performance obligations are recognized when received. License fees with ongoing involvement or performance obligations are recognized over the term of the agreement. For example, in connection with our Genencor collaboration, which has now been assigned to Innogenetics, because we received an upfront license fee, it is being amortized into revenue over the collaboration term. Fees paid to initiate research projects are deferred and recognized over the project period. Milestone payments are recognized as revenue upon the completion of the milestone as long as the milestone event was substantive, and its achievability was not reasonably assured at inception and our performance obligations after milestone achievement will continue to be funded at a comparable level before the milestone achievement. Revenues from grants are recognized on a percentage-of-completion basis as related costs are incurred, which approximates the timing and level of services performed under the contracts. We defer revenue recognition until performance obligations have been completed and collectibility is reasonably assured.

Patents
      We capitalize the costs incurred to file patent applications when we believe there is a high likelihood that the patent will issue and there will be future economic benefit associated with the patent. These costs are amortized on a straight line basis over the estimated useful life which is generally ten years from the date of patent filing. We expense all costs related to abandoned patent applications. In addition, we review the carrying value of patents for indicators of impairment on a periodic basis. If we elect to abandon any of our currently issued or unissued patents or we determine that the carrying value is impaired, the related expense could be material to our results of operations for the period of the abandonment.

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
      The table below shows the costs incurred in four major research and development project categories, cancer, HIV, collaborations and other, which includes basic research programs and patent expenses. The costs in each project category include direct labor and fringe benefits, project specific materials and subcontract costs, as well as allocations for general supplies, overhead and facilities costs.

	2004	2003	2002	To Date(1)

Cancer Programs	$2,084,000	$2,221,000	$3,253,000	$16,570,000
HIV Programs	5,982,000	2,620,000	2,249,000	17,010,000
Collaborations	1,365,000	2,481,000	2,525,000	7,963,000
Other Programs	1,464,000	3,173,000	3,230,000	15,744,000

	$10,895,000	$10,495,000	$11,257,000	$57,287,000

(1)	Represents amounts since January 1998 when significant R&D expenditures in vaccine programs began following establishment of vaccine focused company in late 1997.

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

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of June 2005.

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

Signature	Title	Date

/s/ Emile Loria Emile Loria, M.D.	President (Principal Executive Officer), Chief Executive Officer and Director	June 22, 2005

/s/ Robert J. De Vaere Robert J. De Vaere	Vice President, Finance and Administration Chief Financial Officer, Secretary (Principal Financial and Accounting Officer)	June 22, 2005

/s/ Howard E. Greene, Jr. Howard E. Greene, Jr.	Chairman of the Board and Director	June 22, 2005

/s/ William T. Comer William T. Comer, Ph.D.	Director	June 22, 2005

/s/ Michael G. Grey Michael G. Grey	Director	June 22, 2005

/s/ Georges Hibon Georges Hibon	Director	June 22, 2005

/s/ John P. McKearn John P. McKearn, Ph.D.	Director	June 22, 2005

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
NOTES TO FINANCIAL STATEMENTS
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

Basis of Presentation
      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2004, the Company has an accumulated deficit of $161.8 million and is not forecasting profitable operations in the foreseeable future. Successful completion of the Company’s transition to commercialization and to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure and, if necessary, obtaining additional financing and/or reducing expenditures.
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
NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Patent Costs
      Costs incurred to file patent applications are capitalized when the Company believes there is a high likelihood that the patent will issue and there will be future economic benefit associated with the patent. These costs are amortized on a straight- line basis over the estimated useful life which is generally a period of ten years from the date of patent filing. All costs related to abandoned patent applications are expensed. In addition, the Company reviews the carrying value of patents for indicators of impairment on a periodic basis and if it determines that the carrying value is impaired, it values the patent at fair value. Patent amortization costs were $601,500, $520,000 and $422,100 for 2004, 2003 and 2002, respectively. The patent costs shown are net of accumulated amortization of $2,132,000 and $1,553,000 at December 31, 2004 and 2003, respectively.

Impairment of Long-lived Assets
      If indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company values the assets at fair value.

Research Grants and Contract Revenue
      Research grants and contract revenue represent research and development revenues primarily from the National Institutes of Health and from the Company’s collaboration agreement with Innogenetics N.V. Revenues from grants are recognized on a cost reimbursement or cost plus fixed fee basis in accordance with applicable contract terms as related costs are incurred, which approximates the timing and level of services performed under the contract.

EPIMMUNE INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies — (Continued)
      Total costs incurred for research grants and contract revenue included in research and development are as follows:

	2004	2003	2002

Cancer Programs	$655,000	$57,000	$—
HIV Programs	5,547,000	1,025,000	776,000
Collaborations	1,365,000	2,481,000	2,525,000
Other Programs	634,000	1,601,000	728,000

	$8,201,000	$5,164,000	$4,029,000

License Revenues and Expenses
      The Company recognizes revenues pursuant to Staff Accounting Bulletin No. 104, “Revenue Recognition.” Collaboration revenues are earned and recognized as research costs are incurred in accordance with the provisions of each agreement. License fees are earned and recognized in accordance with the provisions of each agreement. Upfront license fees for perpetual licenses where the Company has no additional performance obligations are recognized when received. This involves the Company conveying rights to intellectual property it owns to a licensee upon signing of a definitive agreement and where the Company has no further delivery or performance obligations beyond the conveyance of those rights. For example, the Company recognized the entire up-front license fees received from Anosys Inc, and Pharmexa A/S upon granting non-exclusive licenses to certain intellectual property it owned to each of them in 2001. License fees with ongoing involvement or performance obligations are recognized over the term of the agreement. For example, in connection with the Company’s collaboration with Genencor, which has now been assigned to Innogenetics, the upfront license fee is being amortized into revenue over the collaboration term as the fair value of the license fee was not separable from the collaboration research services. Fees paid to initiate research projects are deferred and recognized over the project period. Milestone payments are recognized as revenue upon the completion of the milestone when the milestone event was substantive, its achievability was not reasonably assured at inception and the Company’s performance obligations after milestone achievement will continue to be funded at a comparable level before the milestone achievement. The Company defers revenue recognition until performance obligations have been completed and collectibility is reasonably assured.

Net Loss Per Share
      Basic and diluted net loss per common share is presented in conformity with SFAS No. 128, Earnings per Share. In accordance with SFAS No. 128, basic and diluted loss per share has been computed using the weighted average number of shares outstanding during the period, less shares subject to repurchase.

EPIMMUNE INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

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
NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Recently Issued Accounting Standards
      As permitted by the Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” the Company currently accounts for share-based payments to employees using the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on its overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of

EPIMMUNE INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies — (Continued)
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

EPIMMUNE INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

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

EPIMMUNE INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	Stockholders’ Equity — (Continued)

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

EPIMMUNE INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	Stockholders’ Equity — (Continued)
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

EPIMMUNE INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	Stockholders’ Equity — (Continued)
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

EPIMMUNE INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	Stockholders’ Equity — (Continued)
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

EPIMMUNE INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

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

6.	Revenues Under Collaborative Research and Development Agreements

National Institutes of Health
      In May 2004, the Company received a grant from the National Cancer Institute (“NCI”), an institute of the NIH, to support its continuing and detailed analysis of the immune responsiveness of patients immunized with the Company’s multi-epitope cancer vaccine candidate, EP-2101. The Company is currently conducting two Phase I/ II trials with its EP-2101 vaccine, one in colorectal cancer and one in non-small cell lung (“NSCL”) cancer, at various sites in the U.S. The grant has a total potential value of approximately $0.8 million over two years. The Company is recognizing revenue under the grant as reimbursable expenses under the grant are incurred.
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

EPIMMUNE INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

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

EPIMMUNE INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

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

EPIMMUNE INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

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

EPIMMUNE INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

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

EPIMMUNE INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

9.	Unaudited Quarterly Financial Information — (Continued)
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

EPIMMUNE INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

10.	Subsequent Events — (Continued)
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