Form 10-Q/A
period 2005-03-31
EPIMMUNE INC
filed 2005-06-23
CIK 822206

Form 10-Q/A
(Amendment No. 1)
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

PART I.     FINANCIAL INFORMATION
ITEM I.     FINANCIAL STATEMENTS
EPIMMUNE INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2005	2004

	(Unaudited)
	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$5,673	$7,006
Accounts receivable	1,110	2,667
Prepaids and other current assets	334	221

Total current assets	7,117	9,894
Restricted long-term cash	354	354
Property and equipment, net	962	1,032
Patents and other assets	3,447	3,527

TOTAL ASSETS	$11,880	$14,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,213	$1,013
Accrued liabilities	1,008	1,700
Deferred contract revenues	493	607
Accrued payroll and related expenses	192	161

Total current liabilities	2,906	3,481
Deferred rent	208	210
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, 1,409,288 shares issued and outstanding of Series S and S-1 convertible preferred stock at March 31, 2005 and December 31, 2004. Liquidation preference of $10,000,000 at March 31, 2005 and December 31, 2004	14	14
Common stock, $.01 par value, 40,000,000 shares authorized, 16,023,786 shares and 16,011,655 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	160	160
Additional paid-in capital	172,942	172,933
Deferred compensation	(165)	(184)
Accumulated deficit	(164,185)	(161,807)

Total stockholders’ equity	8,766	11,116

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,880	$14,807

See accompanying notes.

EPIMMUNE INC.
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2005	2004

	(Unaudited)
	(In thousands, except
	per share data)
Revenues
License fees and milestones	$114	$97
Research grants and contract revenue	1,719	1,454
Related party revenue	—	1,026

Total revenues	1,833	2,577
Costs and expenses:
Research and development	2,686	2,407
General and administrative	467	658
Business combination transaction costs	1,089	—

Total costs and expenses	4,242	3,065
Loss from operations	(2,409)	(488)
Interest income, net	36	4
Other expense, net	(5)	(1)

Net loss	$(2,378)	$(485)

Net loss per share — basic and diluted	$(0.15)	$(0.04)

Shares used in computing net loss per share	16,015	13,456

See accompanying notes.

EPIMMUNE INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2005	2004

	(Unaudited)
	(In thousands)
OPERATING ACTIVITIES
Net loss	$(2,378)	$(485)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	215	220
Stock-based compensation	17	12
Deferred rent	(2)	3
Deferred revenue	(114)	(229)
Write-off of abandoned patents	102	—
Change in operating assets and liabilities:
Accounts receivable	1,557	(559)
Prepaids and other current assets	(113)	(179)
Accounts payable, trade	200	290
Accrued liabilities	(685)	(184)
Accrued payroll and related expenses	31	152

Net cash used in operating activities	(1,170)	(959)
INVESTING ACTIVITIES
Purchase of property and equipment	(3)	(17)
Patents and other assets	(163)	(244)

Net cash used in investing activities	(166)	(261)
FINANCING ACTIVITIES
Net proceeds from issuance of common stock	3	5

Net cash provided by financing activities	3	5
Decrease in cash and cash equivalents	(1,333)	(1,215)
Cash and cash equivalents at beginning of year	7,006	6,416

Cash and cash equivalents at end of period	$5,673	$5,201

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$1	$2

Reclassification of unvested common shares from liabilities to equity	$7	$44

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
      In March 2005 the Company agreed to combine its business with IDM S.A. (Immuno-Designed Molecules), or IDM. If the planned combination is successful the Company expects to be able to maintain its current level of operations through at least June 30, 2006, based on anticipated expenditures. If the planned combination is unsuccessful, management intends to take the appropriate steps, including the delay or discontinuation of certain of its research and development programs and operational activities, to ensure that the Company will have sufficient funds to support its operations through at least December 31, 2005. The Company would also anticipate seeking additional equity financing if the planned combination with IDM is unsuccessful. While the Company has been successful in raising equity financing in the past, there can be no assurance that the Company will be able to raise additional funds in the future, and it will likely be even more difficult to raise additional funding on satisfactory terms, if at all, if the IDM transaction is not completed.
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

EPIMMUNE INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
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
      As required under SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the pro forma effects of stock-based compensation on net income and net earnings per common share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions for March 31, 2005 and March 31, 2004: risk-free interest rates of 4% and 4.5%, respectively; dividend yield of zero for both periods; and a weighted average expected life for all options of six years. The volatility factor assumptions of the expected market price of the Company’s common stock were 59% and 107% for March 31, 2005 and 2004, respectively.
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

	Three Months Ended
	March 31,

	2004	2003

Net loss as reported	$(2,378,000)	$(485,000)
Add: stock-based employee compensation expense included in reported net loss	15,000	—
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(288,000)	(216,000)

Pro forma net loss	$(2,651,000)	$(701,000)

Net loss per share:
Basic and diluted — as reported	$(0.15)	$(0.04)

Basic and diluted — pro forma	$(0.17)	$(0.05)

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

EPIMMUNE INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
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

EPIMMUNE INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
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

Revenue Recognition
      We recognize revenues pursuant to Staff Accounting Bulletin No. 101, Revenue Recognition. License fees are earned and recognized in accordance with the provisions of each agreement. Upfront license fees for perpetual licenses where we have no performance obligations are recognized when received. This involves us conveying rights to intellectual property we own to a licensee upon signing of a definitive agreement and where we have no further delivery or performance obligations beyond the conveyance of those rights.
      License fees under agreements in which we have ongoing involvement or performance obligations are recognized over the term of the agreement. Milestone payments are recognized as revenue upon the completion of the milestone as long as the milestone event was substantive, and its achievability was not reasonably assured at inception and our performance obligations after milestone achievement will continue to be funded at a comparable level before the milestone achievement. Contract research and development funding is recognized as revenue in the same period as reimbursable expenses under a contract are incurred and in an amount or at a rate billable under each contract’s terms. Revenues from grants are recognized on a cost reimbursement or cost plus fixed fee basis as related costs are incurred, which approximates the services performed under the contract. We defer revenue recognition until performance obligations have been completed and collectibility is reasonably assured.

Patents
      We capitalize the costs incurred to file patent applications when we believe there is a high likelihood that the patent will issue and there will be future economic benefit associated with the patent. These costs are amortized on a straight-line basis over the estimated useful life which is generally ten years from the date of patent filing. We expense all costs related to abandoned patent applications. In addition, we review the carrying value of patents for indicators of impairment on a periodic basis. If we elect to abandon any of our currently issued or unissued patents or we determine that the carrying value is impaired, we value the patent at fair value and the related expense could be material to our results of operations for the period of the abandonment.

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
      Research and development expenses increased to $2.7 million in the three months ended March 31, 2005 from $2.4 million in the three months ended March 31, 2004. The increase in the three months ended March 31, 2005 primarily relates to a $0.2 million increase in subcontract and other outside costs incurred under NIH grants and contracts, a $0.2 million increase in costs related to our ongoing Phase II clinical trial in non-small cell lung cancer (NSCLC) which began in late December 2004, and a $0.1 million expense associated with abandoned patents in certain geographic locations. These increases in research and development expenses were partially offset by a $0.2 million decrease in costs related to product formulation and manufacturing of product for use in our previous Phase I/ II clinical trials in HIV and lung and colorectal cancer.
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

	Three Months Ended
	March 31,

	2005	2004

Cancer Programs	$942,000	$450,000
HIV Programs	929,000	1,200,000
Collaborations	408,000	349,000
Other Programs	406,000	408,000

	$2,685,000	$2,407,000

      Total costs incurred for research grants and contract revenue included in research and development are as follows:

	Three Months Ended
	March 31,

	2005	2004

Cancer Programs	$183,000	$114,000
HIV Programs	935,000	1,154,000
Collaborations	408,000	349,000
Other Programs	108,000	194,000

	$1,634,000	$1,811,000

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

      Our vaccines under development address a range of cancer and infectious disease markets. The competition in these markets is extremely formidable. There are 27 drugs currently approved in the United States for HIV and according to a PhRMA2003 report on pharmaceutical drug development, there were 83 new product candidates in clinical development for HIV and related conditions, including 15 HIV vaccines. In addition, according to the PhRMA 2003 report, there were 395 new product candidates in clinical development for the treatment of cancer, and at least 30 companies were developing more than 50 vaccines against various cancers. An important factor in competition may be the timing of market introduction of our vaccines and competitive products. Accordingly, the relative speed with which we can develop vaccines, complete the clinical trials and approval processes and supply commercial quantities of the vaccines to the market are expected to be important competitive factors. We expect that competition among products approved for sale will be based, among other things, on product effectiveness, safety, reliability, availability, price and patent position.

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
Dated: June 22, 2005

By:	/s/ Robert De Vaere

Robert De Vaere
Vice President, Finance and Administration,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)
Dated: June 22, 2005