Form 10-Q
period 2005-06-30
EPIMMUNE INC
filed 2005-08-09
CIK 822206

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005,
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
Common Stock: $.01 par value 16,039,992 shares outstanding as of August 9, 2005.

EPIMMUNE INC.
QUARTERLY REPORT
FORM 10-Q

* No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
EPIMMUNE INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,038	$7,006
Accounts receivable	758	2,667
Prepaids and other current assets	280	221

Total current assets	4,076	9,894

Restricted long-term cash	354	354
Property and equipment, net	899	1,032
Patents and other assets, net	3,388	3,527

TOTAL ASSETS	$8,717	$14,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$420	$1,013
Accrued liabilities	421	1,700
Deferred contract revenues	382	607
Accrued payroll and related expenses	192	161

Total current liabilities	1,415	3,481

Deferred rent	202	210

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, 1,409,288 shares issued and outstanding of Series S and S-1 convertible preferred stock at June 30, 2005 and December 31, 2004. Liquidation preference of $10,000,000 at June 30, 2005 and December 31, 2004.	14	14
Common stock, $.01 par value, 40,000,000 shares authorized, 16,039,992 shares and 16,011,655 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively.	160	160
Additional paid-in capital	172,952	172,933
Deferred compensation	(150)	(184)
Accumulated deficit	(165,876)	(161,807)

Total stockholders’ equity	7,100	11,116

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,717	$14,807

See accompanying notes.

EPIMMUNE INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues
License fees and milestones	$116	$127	$230	$224
Research grants and contract revenue	1,132	1,736	2,851	3,190
Related party revenue	—	—	—	1,026

Total revenues	1,248	1,863	3,081	4,440

Costs and expenses:
Research and development	1,972	2,232	4,658	4,639
General and administrative	412	522	880	1,180
Transaction costs for business combination	574	—	1,662	—

Total costs and expenses	2,958	2,754	7,200	5,819

Loss from operations	(1,710)	(891)	(4,119)	(1,379)

Interest income, net	22	22	58	26
Other expense, net	(3)	(3)	(8)	(4)

Net loss	$(1,691)	$(872)	$(4,069)	$(1,357)

Net loss per share — basic and diluted	$(0.11)	$(0.06)	$(0.25)	$(0.09)

Shares used in computing net loss per share	16,024	15,782	16,020	14,619

See accompanying notes.

EPIMMUNE INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended June 30,
	2005	2004
OPERATING ACTIVITIES
Net loss	$(4,069)	$(1,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	413	440
Stock-based compensation	32	57
Deferred rent	(8)	1
Deferred revenue	(225)	(356)
Write-off of abandoned patents	111	29
Change in operating assets and liabilities:
Accounts receivable	1,909	51
Prepaids and other current assets	(59)	(61)
Change in restricted cash	—	118
Accounts payable, trade	(593)	198
Accrued liabilities	(1,271)	(395)
Accrued payroll and related expenses	31	15

Net cash used in operating activities	(3,729)	(1,260)

INVESTING ACTIVITIES
Purchase of property and equipment	(8)	(81)
Patents and other assets	(244)	(434)

Net cash used in investing activities	(252)	(515)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock	13	5,011

Net cash provided by financing activities	13	5,011

(Decrease) increase in cash and cash equivalents	(3,968)	3,236
Cash and cash equivalents at beginning of year	7,006	6,416

Cash and cash equivalents at end of period	$3,038	$9,652

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$1	$2

Reclassification of unvested common shares from liabilities to equity	$7	$89

See accompanying notes.

EPIMMUNE INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
June 30, 2005
1. Basis of Presentation
The interim unaudited condensed financial statements contained herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In management’s opinion, the unaudited information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year. The financial statements should be read in conjunction with the audited financial statements and disclosures thereto included in the Company’s Form 10-K/A for the year ended December 31, 2004.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The Company has an accumulated deficit of $165.9 million as of June 30, 2005. The Company’s ability to attain profitable operations is dependent upon obtaining sufficient working capital to complete the successful development of its products, regulatory approval of its products, achieving market acceptance of such products and achievement of sufficient levels of revenue to support the Company’s cost structure.
In March 2005 the Company agreed to combine its business with IDM S.A. (Immuno-Designed Molecules), or IDM. If the planned combination is successful, the Company expects to be able to maintain its current level of operations through at least June 30, 2006, based on anticipated expenditures. If the planned combination is unsuccessful, management intends to take the appropriate steps, including the delay or discontinuation of certain of its research and development programs and operational activities, to ensure that the Company will have sufficient funds to support its operations through at least December 31, 2005. The Company would also anticipate seeking additional equity financing if the planned combination with IDM is unsuccessful. While the Company has been successful in raising equity financing in the past, there can be no assurance that the Company will be able to raise additional funds in the future, and it will likely be even more difficult to raise additional funding on satisfactory terms, if at all, if the IDM transaction is not completed.
Earnings per share (“EPS”) is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding owned but unvested shares. There were zero and 38,779 owned but unvested shares as of June 30, 2005 and 2004, respectively, which were excluded from the earnings per share calculation. Diluted EPS reflects the potential dilution of securities that could share in the Company’s earnings, such as common stock equivalents that may be issuable upon exercise of outstanding common stock options or warrants as well as all shares of preferred stock, which may be converted into common stock. Prior to the application of the treasury stock method, common stock equivalents of 6,453,269 and 6,624,929 for the period ended June 30, 2005 and 2004, respectively, have been excluded from EPS as the effect is antidilutive.

The following table shows total shares outstanding as of June 30, 2005 and 2004, respectively, on a fully diluted basis, assuming full vesting and conversion of all common stock equivalents upon exercise of outstanding common stock options and warrants as well as conversion of all shares of preferred stock:

	2005	2004
Common stock outstanding	16,039,992	16,004,263
Preferred shares, as converted	1,787,572	1,787,572
Options outstanding	2,390,271	2,561,931
Warrants outstanding	2,275,426	2,275,426

Fully diluted shares	22,493,261	22,629,192

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
As required under SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the pro forma effects of stock-based compensation on net loss and net loss per common share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions for June 30, 2005 and June 30, 2004: risk-free interest rates of 5% and 4%, respectively; dividend yield of zero for both periods; and a weighted average expected life for all options of six years. The volatility factor assumptions of the expected market price of the Company’s common stock were 71% and 90% for June 30, 2005 and June 30, 2004, respectively .
For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. The effect of applying SFAS No. 123 for purposes of providing pro forma disclosures is not likely to be representative of the effects on the Company’s operating results for future years because changes in the subjective input assumptions can materially affect future value estimates. Pro forma information for the three and six months ended June 30, 2005 and 2004 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss as reported	($1,691,000)	($872,000)	($4,069,000)	($1,357,000)
Add: stock-based employee compensation expense included in reported net loss	15,000	32,000	30,000	32,000
Deduct: stock-based employee compensation expense determined under fair value based method for all awards	(190,000)	(601,000)	(479,000)	(817,000)

Pro forma net loss	($1,866,000)	($1,441,000)	($4,518,000)	($2,142,000)

Net loss per share:
Basic and diluted — as reported	($0.11)	($0.06)	($0.25)	($0.09)

Basic and diluted — pro forma	($0.12)	($0.09)	($0.28)	($0.15)

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payments, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. SFAS No. 123(R) offers alternative methods for determining the fair value. In April 2005, the SEC issued a new rule that allows companies to implement SFAS No. 123(R) at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we will implement SFAS No. 123(R) in the reporting period starting January 1, 2006. We expect that SFAS No. 123(R) will have a significant impact on our financial statements. At the present time, we have not yet determined which valuation method we will use. The impact of adoption of SFAS No. 123(R) cannot be accurately predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement No. 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net loss and loss per share included elsewhere in this Note 1 to the financial statements.
2. Proposed Business Combination with IDM S.A.
On March 16, 2005, the Company announced that it had agreed to combine its business with IDM, a privately held company based in France, pursuant to a Share Exchange Agreement, as amended, referred to as the Share Exchange Agreement. The all-stock transaction has been unanimously approved by the boards of directors of both companies. In addition, as of June 29, 2005, IDM shareholders collectively owning more than 98% of the IDM shares had thus far entered into the Share Exchange Agreement.
Under Nasdaq National Market rules, the Company must obtain shareholder approval of the issuance of shares of its common stock contemplated by the Share Exchange Agreement. On June 30, 2005, the Company filed a definitive proxy statement with the Securities and Exchange Commission, or SEC, to seek approval from its shareholders of the issuance of shares of Epimmune common stock pursuant to the Share Exchange Agreement and related transactions, as well as approval of certain related actions including increasing its authorized shares of capital stock and effecting a reverse split of its outstanding common stock. The closing of the transaction with IDM is subject to, among other things, approval by the Company’s shareholders of the foregoing actions at the meeting of the Company’s shareholders on August 11, 2005 and other customary closing conditions. Upon closing of the transaction, the combined company’s shares are expected to be traded on the Nasdaq National Market under the symbol “IDMI.” The combined company will focus on immunotherapeutic products for cancer and selected infectious diseases.
Pursuant to the Share Exchange Agreement, the Company will acquire all of the outstanding shares of IDM, except shares and a warrant held in French share savings plans, in exchange for shares of the Company’s common stock, and IDM will become a subsidiary of the Company. Each share of IDM will be exchanged for approximately 3.771865 shares of the Company’s common stock, and the former shareholders of IDM will hold, in aggregate, approximately 78% of the Company’s outstanding common stock, on a fully diluted basis, immediately following the closing of the transaction. In connection with the transaction, the Company’s outstanding Series S and Series S-1 preferred stock will be exchanged for a total of 1,949,278 shares of the Company’s common stock, pursuant to an Amended and Restated Preferred Exchange Agreement dated April 12, 2005, between the Company and G.D. Searle, LLC, an affiliate of Pfizer Inc., the holder of all of the outstanding shares of preferred stock of the Company. The Share Exchange Agreement also sets forth the terms for treatment of outstanding options and warrants to purchase IDM shares in the transaction.
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
The Company has filed a definitive proxy statement concerning its proposed combination with IDM with the SEC, which explains the proposed transaction in greater detail, including the risks involved. Investors and security holders are advised to read the proxy statement related to the proposed transaction because it contains important information related to the transaction.
The foregoing statements regarding the proposed transaction between Epimmune and IDM include forward-looking statements, which are subject to risks and uncertainties, including but not limited to the possibility that the proposed transaction with IDM may not ultimately close for any of a number of reasons, such as Epimmune not obtaining shareholder approval of the transaction or related matters; the possibility that the conditions to Nasdaq’s approval of the listing of the combined company’s shares for trading on the Nasdaq National Market will not be satisfied; and the possibility that, in the event the transaction is completed, the combination of Epimmune and IDM may not result in a stronger company, that the technologies and clinical programs of the two companies may not be compatible and that the parties may be unable to successfully execute their integration strategies or realize the expected benefits of the transaction.
3. Subsequent Events
On July 19, 2005, the Company announced it had been notified by Syngenta Crop Protection AG (“Syngenta”) that all conditions had been met for the assignment of certain portions of Epimmune’s existing agreement with Aeres Biomedical to Syngenta. The assignment and restructuring of certain commercial terms of the agreement triggered a payment to Epimmune by Syngenta.

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
Since 1997, we have devoted substantially all of our resources to the discovery and development of potential therapeutic and prophylactic products. To date, we have not received any revenues from the sale of products. We began a Phase I/II clinical trial targeting HIV in September 2002 and two Phase I/II clinical trials targeting lung cancer and colorectal cancer in February 2003. Based on the results we received from those clinical trials during the course of 2004, we began a Phase II clinical trial in late-stage lung cancer patients at the end of 2004 and expect to initiate a follow-on Phase I/II trial in HIV-infected patients in the fourth quarter of 2005 to evaluate alternative vaccine delivery options. We have funded our research and development primarily from equity-derived working capital and through strategic alliances and collaborations with other companies. We have not been profitable since our inception and expect to incur substantial operating losses for at least the next several years. As of June 30, 2005, our accumulated deficit was approximately $165.9 million.
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
License fees under agreements in which we have ongoing involvement or performance obligations are recognized over the term of the agreement. Milestone payments are recognized as revenue upon the completion of the milestone as long as the milestone event was substantive, and its achievability was not reasonably assured at inception and our performance obligations after milestone achievement will continue to be funded at a comparable level to what it was before the milestone achievement. Contract research and development funding is recognized as revenue in the same period as reimbursable expenses under a contract are incurred and in an amount or at a rate billable under each contract’s terms. Revenues from grants are recognized on a cost reimbursement or cost plus fixed fee basis as related costs are incurred, which approximates the services performed under the contract. We defer revenue recognition until performance obligations have been completed and collectibility is reasonably assured.
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
Investment Policy
The primary objective of our investment activities is to preserve principal while at the same time achieving competitive yields, without significantly increasing risk. To achieve this objective, we primarily invest in cash and money market accounts as well as A1 or P1 or higher rated debt securities with maturities of less than two years, with the weighted average maturity not to exceed eighteen months. We also attempt to minimize our portfolio risk by placing constraints on how much of our portfolio may be held in a specific type of investment such as asset-backed securities or collateralized mortgage obligations as well as limiting our holdings in any one issuer. At June 30, 2005, our investment portfolio included only cash and money market accounts and had no fixed-income securities.
Results of Operations
Three months ended June 30, 2005, as compared with three months ended June 30, 2004.
We had total revenues of $1.2 million in the three months ended June 30, 2005 compared to $1.9 million in the three months ended June 30, 2004. The decrease in revenue during the second quarter of 2005 compared to the same period in 2004 was primarily due to a $0.3 million decrease in reimbursable expenses under our HIV contract with the National Institutes of Health (NIH) and a $0.3 million decrease in reimbursements under certain other NIH grants and contracts as a result of completion of those programs.
Research and development expenses decreased to $2.0 million in the three months ended June 30, 2005 from $2.2 million in the three months ended June 30, 2004. The decrease in the three months ended June 30, 2005 relates primarily to a $0.1 million decrease in labor and related personnel costs and a $0.1 million decrease in sponsored research and other outside costs due to the completion of work on certain NIH grants and contracts. Tables for both the three and six months ended June 30, 2005 and 2004 showing costs incurred for four major research and development projects, cancer, HIV, collaborations and other, and total costs incurred for research grants and contract revenue included in research and development are included below under research and development expenses for the six months ended June 30, 2005 and 2004.
General and administrative costs were approximately $0.4 million in the three months ended June 30, 2005 and $0.5 million in the three months ended June 30, 2004. The decrease in the second quarter of 2005 was primarily due to a decrease in labor and related personnel costs, lower non-cash, stock based compensation charges and lower consultant and general legal expenses in the current period.
In the three months ended June 30, 2005, we recorded $0.6 million in transaction costs associated with our proposed business combination with IDM. These transaction costs included investment banking advisory fees and accounting, legal and printing fees.
Net interest income was negligible in both the three months ended June 30, 2005 and in the three months ended June 30, 2004.
Six months ended June 30, 2005 as compared with six months ended June 30, 2004.
In the six months ended June 30, 2005, we had total revenues of $3.1 million, as compared to $4.4 million in revenue in the six months ended June 30, 2004. The decrease in the six months ended June 30, 2005 relates primarily to a $1.0 million decrease in related party revenue and a $0.3 million decrease in research grants and contract revenue. The decrease in related party revenue was mainly a result of lower milestone revenue than during the 2004 period when we received a milestone payment from our partner at the time, Genencor International, after Genencor filed an Investigational New Drug (IND) application for a Hepatitis B vaccine candidate on which we collaborated. Payments received from our previous collaboration with Genencor, which owns an equity position in Epimmune, were recorded as related party revenue. In March 2004, Genencor assigned its rights under the collaboration agreement to Innogenetics. Innogenetics does not own an equity position in Epimmune and, therefore, is not a related party and reimbursements under the collaboration agreement are now recorded as contract revenue. The decrease in research grants and contract revenue in the six months ended June 30, 2005 relates primarily to lower labor and related personnel costs and to lower outside sponsored research costs due to the completion of work on certain NIH grants and contracts.
Research and development expenses increased to $4.7 million in the six months ended June 30, 2005 from $4.6 million in the six months ended June 30, 2004. The increase in research and development expenses during the six months ended June 30, 2005 compared to the corresponding period in 2004 was primarily due to a $0.1 million increase in subcontract costs incurred under NIH grants and contracts as well as our ongoing Phase II clinical trial in non-small cell lung cancer (NSCLC) patients, which began in late 2004, as well as a $0.1 million expense for patents abandoned in the current period. These increases were offset by a $0.1 million decrease in labor and related personnel costs in the six months ended June 30, 2005.
The table below shows costs incurred in four major research and development project categories, cancer, HIV, collaborations and other, which includes basic research programs and patent expenses. The costs of each project category include direct labor and fringe benefits, project specific materials and subcontract costs, as well as allocations for general supplies, overhead and facilities costs.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Cancer Programs	$731,000	$366,000	$1,673,000	$818,000
HIV Programs	642,000	1,123,000	1,572,000	2,319,000
Collaborations	270,000	359,000	674,000	711,000
Other Programs	329,000	384,000	739,000	791,000

	$1,972,000	$2,232,000	$4,658,000	$4,639,000

Total costs incurred for research grants and contract revenue included in research and development are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Cancer Programs	$160,000	$156,000	$343,000	$272,000
HIV Programs	631,000	938,000	1,567,000	2,087,000
Collaborations	270,000	359,000	674,000	711,000
Other Programs	107,000	173,000	216,000	366,000

	$1,168,000	$1,626,000	$2,800,000	$3,436,000

General and administrative costs were approximately $0.9 million in the six months ended June 30, 2005 and $1.2 million in the six months ended June 30, 2004. The decrease in the six months ended June 30, 2005 was primarily due to a $0.2 million decrease in labor and related personnel costs and lower non-cash, stock based compensation charges in the current period and $0.1 million decrease in consultant and general legal expenses.
In the six months ended June 30, 2005, we recorded $1.7 million in transaction costs associated with our proposed business combination with IDM. These transaction costs included investment banking advisory fees and accounting, legal and printing fees. We expect to continue to incur transaction costs over the next quarter in connection with our proposed combination with IDM.
Net interest income was $0.1 million in the six months ended June 30, 2005 and negligible in the six months ended June 30, 2004. The increase in the first six months of 2005 is primarily due to higher interest rates in the current period, compared to those in the 2004 period.
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
Liquidity and Capital Resources
We have financed operations since our inception primarily through private placements of equity securities, two public common stock offerings, revenues under collaborative research and development agreements, grant revenues, certain asset divestitures and interest income. Through June 30, 2005, we had raised approximately $170.1 million from the sale of equity securities. As of June 30, 2005, we had 17,827,564 shares outstanding on an as-converted to common stock basis, assuming conversion of all outstanding shares of our preferred stock.

As of June 30, 2005, our cash and cash equivalents were $3.0 million compared to $7.0 million at December 31, 2004. The decrease in cash and cash equivalents was due to cash used for operations, primarily to fund our ongoing Phase II clinical trials in NSCLC patients, activities related to further clinical studies of our therapeutic HIV vaccine candidate, and transaction related costs associated with our proposed business combination with IDM. Our operating expenses were offset by grant and contract revenues we received. We expect to continue to use our cash and cash equivalents to fund our ongoing and future clinical trials, as well as drug research and development programs.
Capital expenditures were negligible in the six months ended June 30, 2005, compared to $0.1 million in the six months ended June 30, 2004. In the past, we have financed our laboratory equipment and research and office facilities primarily through operating lease arrangements and a note payable. We fully paid off our note payable as of the end of the first quarter of 2003. During 2005, we anticipate that payments related to capital expenditures will decrease compared to 2004 levels to approximately $0.1 million. We will also pay approximately $0.6 million in rent on our lease commitments during 2005. The future minimum rental commitment for the lease of our facility will range from approximately $0.6 million to $0.7 million each year over five years, based upon pre-established annual rent increases. Upon successful completion and closing of the proposed business transaction with IDM, we will be liable for additional transaction costs of approximately $1.5 million, which include investment banking advisory fees and employee bonuses.
Payments related to capitalized patent expenses were $0.2 million in the six months ended June 30, 2005 and $0.4 million in the six months ended June 30, 2004. We expect payments related to patents to be relatively flat or slightly lower in 2005 compared to 2004 as we continue to pursue filings and claims in our intellectual property portfolio.
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
We will continue to spend substantial amounts on research and development, including amounts spent for manufacturing clinical supplies, conducting clinical trials for our product candidates and advancing development of certain sponsored and partnered programs. Therefore, we will need to secure additional funding. If we do not complete the proposed combination with IDM as planned, our cash position will be further reduced, and it will likely be even more difficult to raise additional funding on satisfactory terms, if at all. We do not have committed external sources of funding and may not be able to obtain any additional funding, especially if volatile market conditions persist for biotechnology companies. If we are unable to obtain additional funding, we will be required to delay, further reduce the scope of or eliminate one or more of our research and development projects, sell Epimmune or certain of its assets or technologies, or dissolve and liquidate all of its assets. As of June 30, 2005, we had approximately $3.0 million in cash and cash equivalents. We have incurred and will continue to incur investment banking advisory fees, legal, accounting and other transaction costs in connection with our proposed combination with IDM. Our future operational and capital requirements will depend on many factors, including:
•	whether our proposed transaction with IDM is successfully completed;

•	whether we are able to secure additional financing on favorable terms, or at all;

•	the costs associated with our ongoing Phase I/II clinical trial for our vaccine targeting HIV, which began in September 2002, including the status of our contract with the NIH;

•	the costs associated with our Phase II clinical trial for our vaccine targeting non-small cell lung cancer, or NSCLC, which began in December 2004;

•	progress with other preclinical testing and clinical trials in the future;

•	our ability to establish and maintain collaboration and license agreements and any government contracts and grants;

•	the actual revenue we receive under our collaboration and license agreements;

•	the actual costs we incur under our research collaboration with Bavarian Nordic;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and any other proprietary rights;

•	competing technological and market developments;

•	changes in our existing research relationships;

•	continued scientific progress in our drug discovery programs; and

•	the magnitude of our drug discovery and development programs.
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
At June 30, 2005, our investment portfolio included only cash and money market accounts and had no fixed-income securities. There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates. Any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

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
We will continue to spend substantial amounts on research and development, including amounts spent for manufacturing clinical supplies, conducting clinical trials for our product candidates and advancing development of certain sponsored and partnered programs. Therefore, we will need to secure additional funding. If we do not complete the proposed combination with IDM as planned, our cash position will be further reduced, and it will likely be even more difficult to raise additional funding on satisfactory terms, if at all. We do not have committed external sources of funding and may not be able to obtain any additional funding, especially if volatile market conditions persist for biotechnology companies. If we are unable to obtain additional funding, we will be required to delay, further reduce the scope of or eliminate one or more of our research and development projects, sell Epimmune or certain of its assets or technologies, or dissolve and liquidate all of its assets. As of June 30, 2005, we had approximately $3.0 million in cash and cash equivalents. We have incurred and will continue to incur investment banking advisory fees, legal, accounting and other transaction costs in connection with our proposed combination with IDM. Our future operational and capital requirements will depend on many factors, including:
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
We intend to seek additional funding through collaboration and license agreements, government research grants and contracts, or equity or debt financings. In the event we are able to obtain financing, it may not be on favorable terms. In addition, we may not be able to enter into additional collaborations to reduce our funding requirements. If we acquire funds by issuing securities, dilution to existing stockholders will result, such as the dilution that occurred as a result of our financing in April 2004. If we raise funds through additional collaborations and license agreements, we will likely have to relinquish some or all of the rights to product candidates or technologies that we may have otherwise developed ourselves. If we are unable to obtain funding, we may be required to engage in another restructuring, cease development of some product candidates, further reduce the scope of our operations, sell the Company or certain of its assets or technologies or cease operations.
We presently do not meet all of The Nasdaq National Market’s continued listing requirements and we may be delisted, which could reduce the liquidity of our common stock and adversely affect our ability to raise additional necessary capital.
In order to continue trading on The Nasdaq National Market, we must comply with The Nasdaq National Market’s continued listing requirements, which require that we maintain a minimum stockholders’ equity of $10.0 million and a minimum closing bid price of $1.00 per share. Our stockholders’ equity was $7.1 million and $8.8 million as of June 30, 2005 and March 31, 2005, respectively.
On May 23, 2005, we filed a Current Report on Form 8-K reporting that we received a letter from the Nasdaq Stock Market which indicated that, based on the stockholders’ equity disclosed in our Form 10-Q/A for the period ended March 31, 2005, we do not comply with the minimum stockholders’ equity requirement for continued listing on the Nasdaq National Market. In addition, on June 2, 2005, we filed a Current Report on Form 8-K reporting that on May 26, 2005 we received notice from Nasdaq that, based on the closing bid price of our common stock for the 30 consecutive business days preceding the date of the letter, we did not comply with the minimum $1.00 per share minimum closing bid price requirement for continued listing on the Nasdaq National Market. Pursuant to the Nasdaq staff’s request, we submitted to The Nasdaq National Market a specific plan to effect the share exchange transaction with IDM and related transactions, including a reverse stock split of our outstanding common stock, as the way to achieve and sustain compliance with the minimum stockholders’ equity requirement and the minimum closing bid price per share requirement. On June 20, 2005, we received a letter from the Nasdaq Stock Market indicating that our plan to achieve compliance with Nasdaq listing requirements was not accepted by the Nasdaq staff because, among other things, we will be unable to demonstrate compliance until the share exchange transaction is complete and the share exchange transaction is subject to approval by our stockholders and therefore is not definitive. On June 27, 2005, we filed a request for an appeal with the Nasdaq Listing Qualifications Panel, and we attended an oral hearing on July 21, 2005, at which we presented our case to the Nasdaq Listing Qualifications Panel, including the fact that we have mailed to our stockholders the definitive proxy statement regarding our annual meeting of stockholders, at which the share exchange transaction, reverse stock split and related matters are being submitted for approval by our stockholders, we have scheduled our annual meeting of stockholders for August 11, 2005 and we have begun to receive proxies for our stockholders supporting matters submitted for approval. During the appeal process and until a final determination is made with respect to our continued listing, our common stock will continue to trade on The Nasdaq National Market. As stated in our Form 10-Q/A for the period ended March 31, 2005, we believe there is a significant risk that we will not meet the Nasdaq stockholders’ equity requirement in the future if we do not complete the share exchange with IDM and related transactions. In connection with our proposed business combination with the IDM, we believe we will satisfy both the minimum stockholders’ equity listing requirement and, as a result of a planned reverse stock split, the minimum bid price listing requirement of the Nasdaq National Market, although there can be no assurance we will do so. The delisting of our common stock may result in the trading of the stock on the Nasdaq SmallCap Market or the OTC Bulletin Board, which could reduce the liquidity of our common stock and adversely affect our ability to raise additional capital.
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
We have experienced significant operating losses since our inception in 1987. As of June 30, 2005, we had an accumulated deficit of $165.9 million. We expect to continue to incur substantial operating expenses and net operating losses for the foreseeable future, which may hurt our ability to continue operations. We have not generated revenues from the commercialization of any product. All of our revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants, certain asset divestitures and interest income. We expect that substantially all of our revenues for the foreseeable future will result from similar sources. To achieve profitable operations, we, alone or with collaborators, must successfully identify, develop, register and market proprietary products. We do not expect to generate revenues from the commercialization of any product for at least six years (and this would assume approval of either our HIV or NSCLC product candidates, which may not occur). We may not be able to generate sufficient product revenue to become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or yearly basis.
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
We cannot guarantee that our research and development programs will be successful in identifying vaccine candidates for clinical trials. Even if we do receive positive data during preclinical testing and during Phase I/II clinical trials for our therapeutic vaccine candidate targeting HIV, and Phase II clinical trials targeting NSCLC, or any other candidates we may develop, this data cannot be relied upon as evidence that the clinical candidate will be safe and effective in humans, and assuming we initiate any Phase III trials, data from Phase III or other pivotal clinical trials may not be consistent with earlier data or be sufficient to support regulatory approval.
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
We have not completed the development of any product and, accordingly, have not begun to market or generate revenues from the commercialization of any product. We do not expect to market any of our therapeutic or prophylactic vaccines or any other products for at least six years (and this would assume approval of either our HIV or NSCLC product candidate, which may not occur). If we do not successfully develop and commercialize products, we will never generate revenues that would allow us to become profitable.
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
The market prices for securities of biotechnology companies, including our common stock, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are not necessarily related to the operating performance of such companies. From January 1, 2004 through June 30, 2005, our closing stock price has ranged from $0.65 to $2.66 and has been and will continue to be influenced by general market and industry conditions. In addition, the following factors may have a significant effect on the market price of our common stock:
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
As of June 30, 2005, our officers, directors and those stockholders owning at least five percent of our outstanding stock together control approximately 34.1% of our outstanding common stock as converted and Pfizer, Inc., through G.D. Searle LLC, holds 100% of our preferred stock. If some or all of these officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval or disapproval of any proposed merger or financing or other business combination transaction. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership also could depress our stock price.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time we are involved in certain litigation arising out of our operations. We are not currently engaged in any legal proceedings.
ITEM 6. EXHIBITS

Exhibit 3.1	Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 2, 1991.(1)

Exhibit 3.2	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on April 2, 1993.(2)

Exhibit 3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 5, 1995.(3)

Exhibit 3.4	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 5, 1995.

Exhibit 3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 2, 1998.(4)

Exhibit 3.6	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 2, 1998.(4)

Exhibit 3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 12, 1998.(5)

Exhibit 3.8	Certificate of Designations of the Series S and Series S-1 Preferred Stock filed with the Secretary of State of Delaware on June 29, 1999.(6)

Exhibit 3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 1, 1999.(7)

Exhibit 3.10	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on September 23, 1999.(8)

Exhibit 3.11	Certificate of Decrease of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on September 23, 1999.(8)

Exhibit 3.12	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 17, 2004.(9)

Exhibit 3.13	Amended and Restated Bylaws of the Registrant.(10)

Exhibit 4.1	Reference is made to Exhibits 3.1 through 3.13.

Exhibit 4.2	Specimen certificate of the common stock.(1)

Exhibit 10.1	Share Exchange Agreement dated March 15, 2005 among Epimmune Inc. and certain shareholders of IDM S.A.(11)

Exhibit 10.3	Amendment No. 1 (to the Share Exchange Agreement) dated March 15, 2005 among Epimmune Inc. and certain shareholders of IDM S.A.(11)

Exhibit 10.4	Voting Agreement dated March 15, 2005 among Epimmune Inc., Hélène Ploix, as the Shareholder Representative, and certain stockholders of Epimmune Inc.(11)

Exhibit 10.5	Preferred Exchange Agreement dated March 15, 2005.(11)

Exhibit 10.6	Employment Agreement with Emile Loria, M.D. dated March 17, 2005.(11)

Exhibit 10.7	Employment Agreement with Mark Newman, Ph.D. dated March 17, 2005.(11)

Exhibit 10.8	Employment Agreement with Robert De Vaere dated March 17, 2005.(11)

Exhibit 10.9	Amended and Restated Preferred Exchange Agreement dated April 12, 2005.(12)

Exhibit 10.10	Amendment No. 2 (to the Share Exchange Agreement) dated April 21, 2005 among Epimmune Inc. and certain shareholders of IDM S.A.(13)

Exhibit 10.11	Amendment No. 3 (to the Share Exchange Agreement) dated May 31, 2005 among Epimmune Inc. and certain shareholders of IDM S.A.(14)

Exhibit 10.11	Amendment No. 4 (to the Share Exchange Agreement) dated June 30, 2005 among Epimmune Inc. and certain shareholders of IDM S.A.(15)

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

(1)	Incorporated by reference to the Company’s Form S-1 Registration Statement and Amendments thereto filed with Securities and Exchange Commission (the “SEC”) (File No. 33-43356).

(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 22, 1993.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the SEC on March 31, 1995.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, filed with the SEC on August 14, 1998.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the SEC on November 16, 1998.

(6)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on July 16, 1999.

(7)	Incorporated by reference to the Company’s Definitive Proxy Statement, filed with the SEC on Form DEF 14A on July 28, 1999.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed with the SEC on November 15, 1999.

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on July 2, 2004.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the SEC on March 29, 2002.

(11)	Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on March 18, 2005.

(12)	Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on April 18, 2005.

(13)	Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on April 22, 2005.

(14)	Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on June 2, 2005.

(15)	Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on July 7, 2005.

EPIMMUNE INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPIMMUNE INC.
Dated: August 9, 2005	By:	/s/ Emile Loria
Emile Loria, M.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 9, 2005	By:	/s/ Robert De Vaere
Robert De Vaere
Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)