Form 10-Q
period 2005-09-30
IDM PHARMA, INC.
filed 2005-11-15
CIK 822206

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005,
or

☐	Transition Period Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From                      to                     .
Commission file number 0-19591
IDM PHARMA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0245076 (I.R.S. Employer Identification No.)
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
Yes ☐ No ☑
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934.
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock: $.01 par value 13,185,809 shares outstanding as of November 14, 2005.

IDM PHARMA, INC.
QUARTERLY REPORT
FORM 10-Q

COVER PAGE	1

TABLE OF CONTENTS	2

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004	3

Condensed Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2005 and 2004	4

Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2005 and 2004	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	27

Risk Factors	28

ITEM 4. Controls and Procedures	45

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	46

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	*

ITEM 3. Defaults upon Senior Securities	*

ITEM 4. Submission of Matters to a Vote of Security Holders	46

ITEM 5. Other Information	*

ITEM 6. Exhibits	50

SIGNATURE	55
EXHIBIT 10.20
EXHIBIT 10.21
EXHIBIT 10.23
EXHIBIT 10.24
EXHIBIT 10.25
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

*	No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
IDM PHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,252	$41,777
Related party accounts receivable (Sanofi-Aventis)	2,385	1,983
Research and development tax credit, current portion	657	719
Prepaid expenses and other current assets	2,124	1,293

Total current assets	26,418	45,772

Restricted long-term cash	354	—
Property and equipment, net	3,190	2,942
Patents, trademarks and other licenses, net	5,735	5,301
Goodwill	13,865	—
Research and development tax credit, less current portion	1,752	1,189
Other non-current assets	106	85

TOTAL ASSETS	$51,420	$55,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,069	$5,100
Accrued payroll and related expenses	1,344	1,921
Related party deferred revenue (Sanofi-Aventis), current portion	707	747
Other current liabilities	268	835

Total current liabilities	9,388	8,603

Long-term debt, less current portion	721	317
Related party deferred revenue (Sanofi-Aventis), less current portion	3,099	3,738
Other non-current liabilities	430	130
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 and 0 shares authorized, respectively, and 0 shares issued and outstanding at September 30, 2005 and December 31, 2004.	—	—
Common stock, $.01 par value, 55,000,000 shares and 8,378,130 shares authorized, respectively, 13,185,809 shares and 8,378,130 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively.	132	84
Additional paid-in capital	168,600	139,191
Deferred compensation	(874)	(38)
Accumulated other comprehensive income (loss)	19,052	22,886
Accumulated deficit	(149,128)	(119,622)

Total stockholders’ equity	37,782	42,501

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,420	$55,289

See accompanying notes.

IDM PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2005	2004	2005	2004
Revenues
Research grants and contract revenue	$507	$—	$507	$—
License fees and milestones	73	—	73	—
Related party revenue	1,470	1,431	4,611	4,086
Other revenue	6	191	35	191

Total revenues	2,056	1,622	5,226	4,277

Costs and expenses:
Research and development expenses	4,979	4,837	14,656	14,026
Impairment of patents and licenses	2,030	7,230	2,325	7,230
Selling and marketing expenses	351	174	1,001	838
General and administrative expenses	1,790	4,095	4,686	6,960
Acquired in process research and development	13,300	—	13,300	—

Total costs and expenses	22,450	16,336	35,968	29,054

Loss from operations	(20,394)	(14,714)	(30,742)	(24,777)

Interest income, net	141	139	484	551
Other expense, net	(2)	—	(2)	—
Foreign exchange (loss) gain	(50)	37	57	26

Loss before income tax benefit	(20,305)	(14,538)	(30,203)	(24,200)
Income tax benefit	120	32	697	65

Net loss	$(20,185)	$(14,506)	$(29,506)	$(24,135)

Weighted average number of shares outstanding	10,821	7,330	9,254	7,330

Basic and diluted loss per share	$(1.87)	$(1.98)	$(3.19)	$(3.29)

Comprehensive loss:
Net loss	$(20,185)	$(14,506)	$(29,506)	$(24,135)
Other comprehensive gain (loss)	47	377	(3,834)	358

Comprehensive loss	$(20,138)	$(14,129)	$(33,340)	$(23,777)

See accompanying notes.

IDM PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended Sept. 30,
	2005	2004
OPERATING ACTIVITIES

Net loss	$(29,507)	$(24,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation	113	59
Depreciation and amortization	1,565	1,847
Acquired in process research and development	13,300	—
Impairment of patents licenses	2,077	7,230
Change in operating assets and liabilities:
Related party accounts receivable (Sanofi-Aventis)	316	903
Prepaid expenses and other current assets	(846)	836
Research and development tax credit receivable	(744)	477
Other long-term assets	(32)	(212)
Accounts payable and accrued liabilities	656	1,185
Accrued payroll and related expenses	(1,498)	(200)
Related party deferred revenues (Sanofi-Aventis)	(221)	(338)
Other liabilities	292	63

Net cash used in operating activities	(14,529)	(12,285)

INVESTING ACTIVITIES
Purchase of property and equipment	(453)	(543)
Patents, trademarks and other licenses	(187)	(429)
Net cash paid for acquisition	(1,613)	—

Net cash used in investing activities	(2,253)	(972)

Effect of exchange rate changes on cash and cash equivalents	(3,743)	(878)

Decrease in cash and cash equivalents	(20,525)	(14,135)
Cash and cash equivalents at beginning of period	41,777	41,981

Cash and cash equivalents at end of period	$21,252	$27,846

See accompanying notes.

IDM PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
September 30, 2005
1. Nature of Business
IDM Pharma, Inc. (“IDM” or the “Company”) is a biopharmaceutical company focused on the development of innovative products that activate the immune system to treat cancer or infectious disease. The Company is currently developing three lines of products designed to stimulate the patient’s immune response:
•	to destroy cancer cells remaining after conventional therapies,
•	to prevent tumor recurrence, and
•	to treat chronic infectious diseases.
The Company’s lead product candidate has completed a Phase III clinical trial, for the treatment of osteosarcoma, or bone cancer, and is expected to reach market in the United States and Europe in 2007. However, the Company’s ability to achieve this expected timing is subject to risks and uncertainties regarding development, regulatory matters, manufacturing and commercialization described in more detail in the section entitled “Risk Factors” below, including the possibility that the FDA or the EMEA may require that the Company conducts additional clinical trials and the risk that it may not receive necessary approvals from the FDA, the EMEA or similar drug regulatory agencies for the marketing and commercialization of Junovan when expected or at all. IDM also has several products in Phase II/III, II and I/II clinical trials for a variety of cancers including bladder, colorectal and lung cancers. Two products are in Phase I clinical trials for the treatment of AIDS and hepatitis B.
Unless specifically noted otherwise, as used throughout these consolidated financial statements, “Epimmune Inc.” or “Epimmune” refers to the business, operations and financial results of Epimmune Inc. prior to the closing of the share exchange transaction between Epimmune and shareholders of Immuno-Designed Molecules, S.A., on August 16, 2005, at which time Epimmune’s name was changed to IDM Pharma, Inc.; “IDM S.A.” or “Immuno-Designed Molecules, S.A.” refers to Immuno-Designed Molecules S.A., a privately-held French company, prior to such transaction; and “IDM,” the “Company” or “we,” “our,” “us” or “its” refers to the operations and financial results of IDM Pharma, Inc. and IDM S.A. on a consolidated basis after the closing of such transaction, and IDM S.A. prior to the closing of such transactions, as the context requires.
2. Basis of Presentation
On August 16, 2005, Epimmune Inc., a Nasdaq National Market listed company, completed a share exchange transaction with the shareholders of Immuno-Designed Molecules, S.A. and related transactions (the “Combination”), pursuant to a share exchange agreement, dated March 15, 2005, as amended (the “Share Exchange Agreement”). Pursuant to the Share Exchange Agreement, Epimmune issued approximately 10.6 million shares of its common stock, after adjusting for a one-for-seven reverse stock split that it effected on August 15, 2005 (the “Reverse Split”) in connection with the Share Exchange Agreement, in exchange for all of IDM S.A.’s outstanding common stock, except for shares held in plan d’épargne en action (the “PEA Shares”). In connection with the Combination, Epimmune’s outstanding Series S and Series S-1 preferred stock was also exchanged for a total of 278,468 shares of Epimmune’s common stock, after giving effect to the Reverse Split, pursuant to an Amended and Restated Preferred Exchange Agreement dated April 12, 2005, between Epimmune and G.D. Searle, LLC, an affiliate of Pfizer Inc., the holder of all of the outstanding shares of preferred stock of Epimmune. In connection with the closing of the Combination, Epimmune changed its name from

Epimmune Inc. to IDM Pharma, Inc. and changed its ticker symbol on the Nasdaq National Market to “IDMI,” and IDM S.A. became a subsidiary of the Company.
Because the former IDM S.A. shareholders held approximately 81% of the Company’s outstanding common stock after the Combination, IDM S.A.’s designees to the Company’s board of directors represent a majority of the Company’s board of directors and IDM S.A.’s senior management represents a majority of the senior management of the Company, IDM S.A. is deemed to be the acquiring company for accounting purposes and the Combination has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with U.S. generally accepted accounting principles generally accepted in the United States. Accordingly, historical financial statements prior to the Combination reflect those of IDM S.A. The audited financial statements of Epimmune for each of the three years ended December 31, 2004 are included in the Epimmune Inc. Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (the “SEC”). The audited financial statements of IDM S.A. for each of the three years ended December 31, 2004, and the unaudited financial statements for IDM S.A. for the three and six months ended June 30, 2005, are included in IDM’s Current Report on Form 8-K/A filed with the SEC on September 27, 2005, as amended by its Current Report on Form 8-K/A filed with the SEC on November 14, 2005.
The interim unaudited condensed consolidated financial statements contained herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In management’s opinion, the unaudited information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year. The financial statements should be read in conjunction with the audited yearly financial statements and disclosures mentioned above.
The consolidated financial statements include the accounts of the Company and its subsidiaries: IDM Inc. in Irvine, California, IDM SA in Paris, France and IDM Biotech Ltd in Montreal, Quebec, Canada. All intercompany accounts and transactions have been eliminated in the consolidation.
3. Summary of Significant Accounting Policies
IDM’s discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles unless otherwise indicated. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates on an ongoing basis, including those related to revenue recognition, patents and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of its financial statements.
Foreign Currency Translation
The reporting currency of the Company and its subsidiaries is the U.S. dollar.
The U.S. dollar is the functional currency for all IDM businesses except for its subsidiaries in France and Canada, for which the functional currencies are the euro and the Canadian dollar, respectively. Foreign currency-denominated assets and liabilities for these units are translated into U.S. dollar based on exchange rates prevailing at the end of the period, revenues and expenses are translated at average exchange rates during the period, and shareholders’ equity accounts are translated at historical exchange rates. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of those entities where the functional currency is not the U.S. dollar are included as a component of accumulated other comprehensive income.
Gains and losses resulting from foreign currency transactions are reflected in comprehensive net loss. The Company does not undertake hedging transactions to cover its currency exposure.
Revenue Recognition.
IDM recognizes revenues pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition. License fees are earned and recognized in accordance with the provisions of each agreement. Upfront license fees for perpetual licenses where the Company conveys rights to intellectual property it owns to a license upon signing of a definitive agreement and it has no further delivery or performance obligations beyond the performance of those obligations, are recognized when received.
IDM generates certain revenues from collaborative agreements with Sanofi-Aventis, a related party to IDM, and Innogenetics. These revenues consist of upfront fees, milestone payments and ongoing research and development funding.
Non-refundable upfront payments that IDM receives in connection with collaborative research and development agreements are deferred and recognized on a straight-line basis over the research term. When the research term cannot be specifically identified from the agreement, IDM estimates the research term based upon its current development plan for the product. These estimates are regularly reviewed and could result in a change in the deferral period if, for example, the estimated development period for a product changes. As a result, the timing and amount of revenue recognized may change. For example, IDM’s current estimated development period for Uvidem is nine years. If this estimated development period is extended or shortened, the amount of revenues recognized based on the upfront payment under IDM’s agreement with Sanofi-Aventis for Uvidem per period would decrease or increase correspondingly.
Revenues from milestone payments for products selected by collaborative partners are recognized in full upon achievement of the relevant milestone when a fair value can be ascribed. During the development phase of a collaborative research and development agreement, IDM considers that no fair value can be ascribed to the upfront fee and the milestone payments, given the inherent uncertainty of the technological outcome at this stage of the research and development process, which does not enable IDM to make a reliable, verifiable and objective determination of the fair value of each payment. As no fair value can reasonably be ascribed, such payments are recorded as deferred revenue and recognized over the remaining development term on a straight-line basis.
Reimbursement of ongoing research and development expenses for products selected by collaborative partners are recognized as revenues when the services have been performed and the payment is assured. Reimbursement of research and development expenses incurred prior to selection of a product by a collaborative partner are considered as additional upfront payments and are recorded as deferred revenue and recognized on a straight-line basis over the research term. IDM believes that the value assigned to the funding of research and development costs incurred prior to the selection of a product by a collaborative partner cannot be deemed to be representative of the fair value of the corresponding research and development costs incurred prior to such product selection given the uncertainty of the technological outcome in the development stage.

Research and development expenses and related tax credit.
Research and development expenses consist primarily of costs associated with the clinical trials of IDM’s products, compensation and other expenses for research and development personnel, supplies and development materials, costs for consultants and related contract research, facility costs and amortization and depreciation of patents and licenses. These costs are expensed as incurred.
Research and development expenses incurred in France and Quebec, relating to the activities of IDM’s French subsidiary, IDM S.A., and Canadian subsidiary, IDM Biotech Ltd., form the basis for a tax credit, which is recorded as a current income tax benefit in the period in which the expenses are incurred and the credit is claimed. The credit is recoverable in cash if not used to offset taxes payable in the fourth year following its generation after a governmental evaluation in France, and in the year following its generation in Quebec. The research and development tax credit is recorded as a current asset if payable within one year, or as a long-term asset if payable beyond one year.
Patents
IDM capitalizes the costs incurred to file patent applications when it believes there is a high likelihood that the patent will issue and there will be future economic benefit associated with the patent. These costs are amortized on a straight-line basis over the estimated useful life which is generally ten years from the date of patent filing. The Company expenses all costs related to abandoned patent applications. In addition, the Company reviews the carrying value of patents for indicators of impairment on a periodic basis. If the Company elects to abandon any of its currently issued or unissued patents or it determines that the carrying value is impaired, it values the patent at fair value and the related expense could be material to its results of operations for the period of the abandonment.
Earnings per share
Earnings per share (“EPS”) is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding owned but unvested shares. Diluted EPS reflects the potential dilution of securities that could share in the Company’s earnings, such as common stock equivalents that may be issuable upon exercise of outstanding common stock options or warrants as well as all shares of preferred stock, which may be converted into common stock. Prior to the application of the treasury stock method, common stock equivalents of 1,783,398 and 2,829,565 for the period ended September 30, 2005 and 2004, respectively, have been excluded from EPS as the effect is antidilutive.
The following table shows total shares outstanding as of September 30, 2005 and 2004, respectively, on a fully diluted basis, assuming full vesting and conversion of all common stock equivalents upon exercise of outstanding common stock options and warrants as well as conversion of all shares of preferred stock:

	2005	2004
Common stock outstanding	13,185,809	7,330,174
Options outstanding	837,019	591,703
Restricted stock awards	138,739	—
Warrants outstanding	325,056	2,237,862
Reserved pursuant to option liquidity agreements	403,984	—
Reserved pursuant to put/call agreements	78,600	—

Fully diluted shares	14,969,207	10,159,739

Stock-based compensation
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
As required under SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the pro forma effects of stock-based compensation on net loss and net loss per common share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions for September 30, 2005 and September 30, 2004: risk-free interest rates of 5% and 4%, respectively; dividend yield of zero for both periods; and a weighted average expected life for all options of six years. The volatility factor assumptions of the expected market price of the Company’s common stock were 80% and 64% for September 30, 2005 and September 30, 2004, respectively.

	Three months ended Sept 30,		Nine months ended Sept 30,
	2005	2004	2005	2004
Net loss as reported	($20,185,000)	($14,506,000)	($29,506,000)	($24,135,000)
Add: stock-based employee compensation expense included in reported net loss	10,000	22,000	24,000	72,000
Deduct: stock-based employee compensation expense determined under fair value based method for all awards	(344,000)	(221,000)	(731,000)	(843,000)

Pro forma net loss	($20,519,000)	($14,705,000)	($30,213,000)	($24,906,000)

Net loss per share:
Basic and diluted — as reported	($1.87)	($1.98)	($3.19)	($3.29)

Basic and diluted — pro forma	($1.90)	($2.01)	($3.27)	($3.40)

For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. The effect of applying SFAS No. 123 for purposes of providing pro forma disclosures is not likely to be representative of the effects on the Company’s operating results for future years because changes in the subjective input assumptions can materially affect future value estimates. Pro forma information for the three and nine months ended September 30, 2005 and September 30, 2004 is as follows:
Intangible assets.
Intangible assets principally include patent registration costs and acquisition of licenses. Patent registration costs are amortized on a straight-line basis over their useful life, which is estimated to be ten years and corresponds to the average biotechnology product life. Costs associated with licenses acquired in order to be able to use products from third parties prior to receipt of regulatory approval to market IDM’s products are capitalized if (i) the licenses are to be used in the scope of a research and development program in Phase III clinical development at the time the license is acquired, at which stage the absence of toxicity has been assessed and IDM has a reasonable expectation to achieve marketing approval for the program, or (ii) the licenses can be used in other specifically identified research and development programs to be begun after the date of acquisition. Costs of acquisition of licenses are capitalized and amortized on a straight-line basis over the useful life of the license, which IDM considers to begin on the date of acquisition of the license and continue through the end of the estimated term during which the technology is expected to generate substantial revenues. In the case of the licenses or assets acquired from Medarex and Jenner Biotherapies, IDM estimated their useful lives to be ten years from the date of acquisition.
Impairment of long lived assets.
In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” IDM periodically evaluates the value reflected on its balance sheet of long-lived assets, such as patents and licenses, when events and circumstances indicate that the carrying amount of an asset may not be recovered. Such events and circumstances include the use of the asset in current research and development projects, any potential alternative uses of the asset in other research and development projects in the short to medium term, clinical trial results and research and development portfolio management options. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values.
4. Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payments, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. SFAS No. 123(R) offers alternative methods for determining the fair value. In April 2005, the SEC issued a new rule that allows companies to implement SFAS No. 123(R) at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, the Company will implement SFAS No. 123(R) in the reporting period starting January 1, 2006. The Company expects that SFAS No. 123(R) will have a significant impact on its financial statements. At the present time, IDM has not yet determined which valuation method it will use. The impact of adoption of SFAS No. 123(R) cannot be accurately predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement No. 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net loss and loss per share included elsewhere in Note 3 to the financial statements.
5. Business Combination and Name Change
In connection with the business combination on August 16, 2005, IDM S.A., which is now IDM Pharma, Inc.’s French subsidiary, was deemed to be the acquiring company for accounting purposes and the share exchange was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with U.S. generally accepted accounting principles generally accepted in the United States. The Combination and the purchase method are described below.
As of August 15, 2005, Epimmune had 2,569,895 shares of common stock outstanding, after giving effect to the Reverse Split, including 278,468 shares after giving effect to the conversion of the preferred stock pursuant to the terms of the Amended and Restated Preferred Exchange Agreement. Based on the average of the closing prices for a range of trading days (March 14, 2005 through March 18, 2005, inclusive) around and including the announcement date of the Combination, the fair value of the outstanding shares of Epimmune’s common stock was $9.31 per share or approximately $23.9 million. The total purchase price of approximately $30.4 million includes the estimated fair value of Epimmune’s common and preferred stock of approximately $23.9 million, the estimated fair value of Epimmune’s outstanding stock options and warrants of approximately $2.6 million and IDM S.A. direct transaction costs of $3.9 million. The assumptions used to calculate the estimated fair value of the outstanding Epimmune stock options and warrants were as follows: risk-free interest rate of 4%, dividend yield of

0%, stock volatility factor of .947, stock price of $1.33, and a weighted average expected life of 2.9 years.
The allocation of the purchase price discussed below is based on the Epimmune’s assets and liabilities as of the closing of the Exchange.
The total purchase price of the Share Exchange is as follows (in thousands):

Epimmune common stock	$21,301
Epimmune preferred stock, as-converted to common	2,589
Estimated fair value of options assumed	2,586
Estimated IDM S.A. direct transaction costs	3,896

Total preliminary estimated purchase price	$30,372

Under the purchase method of accounting, the total purchase price as shown in the table above is allocated to Epimmune’s net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the date of the completion of the Combination. The purchase price has been allocated based on various factors including the fair market value of the assets acquired and liabilities assumed of Epimmune, and valuations associated with intangible assets, certain contracts, and property, plant, and equipment.
The allocation of the preliminary estimated purchase price, the estimated useful lives and related first-year amortization associated with certain assets is as follows (in thousands):

		First Year	Estimated Useful
	Amount	Amortization	Life (Years)
Purchase price allocation:
Net tangible assets (net of liabilities)	$1,607	—	—
Licensing and milestone agreements	1,600	320	5 years
In-process research and development (“IPR&D”)	13,300	—	—
Goodwill	13,865	—	—

Total purchase price	$30,372	320

Epimmune evaluated projects currently under development and determined that $13.3 million was attributable to in-process research and development. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as clarified by FIN No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, an Interpretation of FASB Statement No. 2, amounts assigned to IPR&D meeting the above-stated criteria are charged to expense as part of the allocation of the purchase price.
Epimmune had two products in various states of clinical trials as of the valuation date: EP HIV-1090, a therapeutic vaccine for HIV in Phase I clinical trials and EP-2101, a therapeutic vaccine for non-small cell lung cancer which entered Phase II clinical trials in December 2004. The fair value of the IPR&D was determined using the income approach. Under the income approach, the expected future cash flows for each product under development are estimated and discounted to their net present value at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted-average cost of capital and return on assets, as well as the risks inherent in the development process. For purposes of the analysis, EP HIV-1090 was projected to generate material revenue and cash flows beginning in 2013 and EP-2101 was projected to generate material revenue and cash flows beginning in 2014. Remaining research and development expenses for both EP HIV-1090 and EP-2101 are based on management’s best estimates to bring the drug candidates to market. A 24% risk adjusted discount rate was applied to the cash flow projected for EP HIV-1090 and a discount rate of 29% was applied to the EP-2101 projected cash flow. The application of this methodology resulted in a fair value of $7.5 million being assigned to EP HIV-1090 and $5.8 million being assigned to EP-2101. Licensing and milestone agreements represents a combination of Epimmune’s patents, trade secrets, core technology and services that it has developed through years of work in the field of epitope identification. This proprietary knowledge base has been leveraged by Epimmune to enter into agreements with licensing and milestone opportunities. The Company expects to amortize the licensing and milestone agreements on a straight-line basis over an estimated life of five years.
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.
Pro Forma Results of Operations
The results of operations of Epimmune are included in IDM Pharma’s condensed consolidated financial statements from the date of the business combination transaction as of August 16, 2005. The following table presents pro forma results of operations and gives effect to the business combination transaction as if the business combination was consummated at the beginning of the period presented. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the business combination been completed at the beginning of the period or of the results that may occur in the future.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$2,056	$3,654	$9,241	$10,656

Net Loss	(23,847)	(15,477)	(36,305)	(26,558)

Net loss per common share-basic and diluted	$(1.81)	$(1.20)	$(2.75)	$(2.08)

6. Research and Development Agreements
Jenner Biotherapies, Inc.
In March 2003, IDM entered into an asset purchase agreement with Jenner Biotherapies, Inc. (“Jenner”), a biotechnology company devoted to the development of cancer vaccines and macrophage activators. Pursuant to the terms of the agreement, the Company purchased Jenner’s lead product candidate, Junovan, formerly called Mepact. This asset was acquired by issuing 225,400 IDM S.A. Class B ordinary shares, per value $0.11 each. The asset purchase was consummated in April 2003.
In accordance with EITF 96-18 “Accounting For Equity Instruments That Are Issued to Other Than Employees For Acquiring, or in conjunction with Selling, Goods or Services”, the Junovan license was valued at fair value for an amount of $3.1 million on the date the shares were issued to Jenner by IDM. The fair value of the shares was recorded as common stock and additional paid-in capital, and represented the basis for the total valuation of the license acquired. Total consideration was allocated to the Junovan license based on its fair value at the date of issuance, which was also valued by the Company, based on estimated future cash flows and an expected rate of success, as determined by IDM’s management. The fair values allocated to the license with alternate future use amounted to $3.1 million and is reflected in intangible assets.
The Jenner license is being amortized over 10 years, which is management’s estimate of the expected life of future products developed from the use of the license.
IDM’s direct research and development expenses related to Junovan amounted to approximately $2.1 million and $1.2 million for the first nine months of 2005 and 2004, respectively, and approximately $0.6 million and $0.5 million for the three months ended September 30, 2005 and 2004, respectively.
Sanofi-Aventis S.A. (Related Party)
Pursuant to the agreement signed with IDM in July 2001, in December 2001, Sanofi-Aventis exercised its first option on IDM’s ongoing melanoma development program Uvidem. Consequently, the Company received $5.4 million corresponding to: (i) an up-front payment, (ii) a completion of Phase I milestone payment because the program was already in Phase II and (iii) reimbursement of all research and development costs incurred from 1999 through December 2001, which approximated $1.7 million. Repayment received for past R&D expenses incurred by IDM prior to the exercise of an option by Sanofi-Aventis are considered as a complementary upfront fee. Thus, the Company is recognizing these three payments over the remaining program development period, which is estimated to be 9 years. Upfront and milestone revenues recognized were $0.2 million for both the three months ended September 30, 2005 and September 30, 2004 and were $0.5 million for both the nine months ended September 30, 2005 and September 30, 2004.
In addition, IDM recorded $1.3 million in revenues from Sanofi-Aventis for reimbursement of current research and development expenses related to the development of Uvidem, for both the three months ended September 30, 2005 and September 30, 2004 and $4.1 million and $3.6 million for the nine months ended September 30, 2005 and September 30, 2004, respectively.
Direct research and development expenses related to Uvidem were approximately $0.8 million in both the three months ended September 30, 2005 and September 30, 2004 and were approximately $2.7 million and $2.2 million in the nine months ended September 30, 2005 and September 30, 2004, respectively.
Prior to the July 2001 agreement, IDM had entered into an agreement in July 1999, as amended in November 2001, under which Sanofi-Aventis agreed to provide the Company with a non-exclusive license to intellectual property for interleukin-13 (IL-13), a compound that contributes to the transformation of white blood cells into specialized immune cells called dendritic cells, including a right to sub-license with Sanofi-Aventis’s approval. In exchange, the Company issued shares and warrants to Sanofi-Aventis. On August 12, 2005, and in connection with the business combination on August 16, 2005, Sanofi-Aventis exercised its warrants, received 404,660 shares of IDM, and provided IDM with the license to IL-13. This exercise was recorded as an increase of the Company’s stockholders’ equity for $2.0 million, corresponding to the value of the stock received by Sanofi-Aventis calculated using the fair value of the shares of the Company in the business combination. The license to IL-13, which was valued at the same amount, was written off as an impairment charge in accordance with IDM’s established policies since it was not used in a clinical phase III development program.
Medarex, Inc. (Related Party)
Direct research and development expenses related to Osidem were negligible in the three months ended September 30, 2005 compared to approximately $0.02 million in the three months ended September 30,

2004 and they were approximately $0.01 million and $0.2 million in the nine months ended September 30, 2005 and September 30, 2004, respectively.
Cambridge Laboratories Ltd
On May 10, 2005, IDM entered into a license and distribution agreement with Cambridge Laboratories Ltd, a privately held British pharmaceutical company, for the distribution of Junovan in the United Kingdom and the Republic of Ireland.
Pursuant to this agreement, IDM received an upfront payment, half of which is reimbursable if Junovan does not receive marketing approval in the United Kingdom and the Republic of Ireland, and will receive a milestone payment upon achieving such marketing approval. In addition, IDM will receive royalties based on net sales of Junovan in the United Kingdom and the Republic of Ireland, and a performance royalty upon reaching a cumulative net sales threshold.
IDM is recognizing half of the up-front payment over the remaining product life, which is estimated to be ten years after initial sales. The other half is recorded as a long term liability until Junovan receives marketing approval in the United Kingdom and the Republic of Ireland. Subsequently, it will be recognized over the remaining product life.
Upfront and milestone revenues recognized were negligible in both the three and nine months ended September 30, 2005.
Innogenetics N.V.
In July 2001, Epimmune entered into a collaboration with Genencor International, Inc. to develop vaccines to treat or prevent hepatitis B virus, hepatitis C virus and human papilloma virus. In February 2004, Epimmune announced that it had earned a milestone payment from Genencor as a result of Genencor filing an Investigational New Drug Application, or IND, for a vaccine to treat hepatitis B, the lead program in the collaboration. In March 2004, Genencor assigned its rights under the collaboration agreement to Innogenetics NV. In connection with the assignment by Genencor, Epimmune extended the collaboration term with Innogenetics through September 2005. Innogenetics has the right to terminate the collaboration early, upon three months written notice. In October 2005, the Company announced it had extended the collaboration agreement through March 2006 to enable Innogenetics to complete current development efforts and generate clinical vaccine candidates.
7. Commitments
Biotecnol S.A.
On March 8, 2001 IDM entered into a Prototype Production Contract with Biotecnol S.A., a Portuguese company to enable IDM to obtain a preliminary process for the production of a certain molecule. The Company has been pursuing development in collaboration with Biotecnol since April 1, 2003, based on a Letter of Intent executed by IDM and Biotecnol. In December 2003, IDM and Biotecnol entered into a Development and Manufacturing Agreement, which aims to expand upon the Prototype Production Contract. Under the terms of the agreement, for the three months ended September 30, 2005 and September 30, 2004, IDM recorded invoices and accruals in the amount of approximately $0.05 million and $0.2 million, respectively, following the successful completion of studies performed by Biotecnol. Recorded invoices and accruals were approximately $0.4 million in both the nine months ended September 30, 2005 and September 30, 2004. The Company may be obligated to pay additional amounts up to $0.5 million through the end of 2005.

Accovion GmbH
On December 28, 2004 IDM entered into an agreement with Accovion GmbH, a German clinical research organization, in relation to its Phase II/III clinical trial of Bexidem. This agreement, which expires in September 2007, covers patient recruitment and monitoring of clinical centers in several European countries. The Company has agreed to pay $1.8 million over the life of the trial and reimburse specific pass-through costs. IDM recorded $0.3 million and $0.2 million in the three months ended September 30, 2005 and September 30, 2004, respectively, corresponding to both invoices and accruals, and $0.8 million and $0.2 million in the nine months ended September 30, 2005 and September 30, 2004, respectively.
PEA Shares
Certain stockholders of IDM S.A. held their shares in a PEA which is a tax efficient vehicle under French law whereby a holder of securities may receive preferential tax treatment provided the securities are held in a separate account for a certain period of time. In connection with the Combination, all holders of shares held in a PEA have entered into a Put/Call Agreement with the Company. Pursuant to the terms of the Put/Call Agreement, holders of PEA shares will have the right to require the Company to purchase, and the Company will have the right to require such holders to sell, the PEA shares for a period of 30 days after the closing of its first offering of equity securities completed after the closing of the transactions under the share exchange agreement with net aggregate proceeds of at least 10 times the U.S. dollar amount payable to the holders of all PEA shares, excluding any issuance of equity securities in a strategic partnering, licensing, merger or acquisition transaction. The aggregate purchase price for PEA shares, payable in cash, will be equal to 78,600 shares multiplied by the price per share of the Company’s common stock sold in the first equity financing, less underwriters’ discounts or commissions. If the first equity financing does not close within two years following the closing of the share exchange, the PEA shares subject to the Put/Call Agreements will be exchanged for 78,600 shares of the Company’s common stock. The Company is accounting for the PEA shares in accordance with the provisions of SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. In the event the financing becomes probable, the Company will be required to reclassify the fair value of the PEA shares from stockholders equity to a liability. Subsequent adjustments to fair value would be recorded in the statement of operations.
Restricted Stock Awards
Subsequent to the Combination on August 16, 2005, the Company granted restricted stock awards for a total of 138,739 shares of Company common stock to certain officers of the Company. In connection with the restricted stock awards, the Company recorded deferred compensation expense of $0.9 million on its balance sheet, and recorded a corresponding increase in additional paid-in capital, which it will amortize into expense as the shares vest. For the three and nine months ended September 30, 2005, the Company recorded deferred compensation expense of $0.1 million related to the restricted stock awards.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and our 2004 audited financial statements and notes thereto included in our Form 8K-A filed on September 27, 2005, as amended by our Current Report on Form 8-K/A filed with the SEC on November 14, 2005.
Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of results that may occur in future periods.
Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. When used herein, the words “believe,” “anticipate,” “expect,” “estimate” and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these statements will prove to be correct. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section. We undertake no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.
Overview
IDM Pharma, Inc. (“IDM”) is a biopharmaceutical company focused on the development of innovative products that activate the immune system to treat cancer or infectious disease. We are currently developing three lines of products designed to stimulate the patient’s immune response:
•	to destroy cancer cells remaining after conventional therapies,
•	to prevent tumor recurrence, and
•	to treat chronic infectious diseases.
Our lead product candidate, Junovan™, formerly called Mepact, activates immune system cells in order to increase their capacity to destroy cancer cells. It is being developed for the treatment of osteosarcoma, a bone cancer that primarily affects adolescents. We received orphan drug status for Junovan in this indication in the United States and the European Union. A Phase III clinical trial based on almost 800 patients was completed to support the development of Junovan. The second product we are developing to destroy cancer cells is Bexidem®, which is in Phase II/III clinical development to treat bladder cancer.
Our second line of product candidates designed to prevent tumor recurrence, includes:
•	EP-2101, a synthetic peptide-based vaccine that is being evaluated in a Phase II clinical trial for the treatment of non-small cell lung cancer, and
•	two products based on Dendritophages, which are dendritic cells, or specialized immune cells, derived from the patient’s own white blood cells: Uvidem®, in Phase II for the treatment of melanoma, jointly developed with Sanofi-Aventis; and Collidem®, in Phase I/II for the treatment of colorectal cancer.
Our third line of product candidates designed to treat chronic infectious diseases includes two therapeutic vaccines. We completed, with National Institutes of Health, or NIH, sponsorship, a Phase I/II clinical trial of EP HIV-1090, a multi-epitope DNA vaccine in HIV-1-infected patients. We also have a collaboration with Innogenetics NV related to the development of EP-HBS, a DNA vaccine to treat hepatitis B. A phase I clinical trial of EP-HBS was recently completed.

On August 16, 2005, Epimmune Inc., a Nasdaq National Market listed company, completed a share exchange transaction with the shareholders of Immuno-Designed Molecules, S.A. and related transactions (the “Combination”), pursuant to a share exchange agreement, dated March 15, 2005, as amended (the “Share Exchange Agreement”). Pursuant to the Share Exchange Agreement, Epimmune issued approximately 10.6 million shares of its common stock, after adjusting for a one-for-seven reverse stock split that it effected on August 15, 2005 (the “Reverse Split”) in connection with the Share Exchange Agreement, in exchange for all of IDM S.A.’s outstanding common stock, except for shares held in plan d’épargne en action (the “PEA Shares”). In connection with the Combination, Epimmune’s outstanding Series S and Series S-1 preferred stock was also exchanged for a total of 278,468 shares of Epimmune’s common stock, after giving effect to the Reverse Split, pursuant to an Amended and Restated Preferred Exchange Agreement dated April 12, 2005, between Epimmune and G.D. Searle, LLC, an affiliate of Pfizer Inc., the holder of all of the outstanding shares of preferred stock of Epimmune. In connection with the closing of the Combination, Epimmune changed its name from Epimmune Inc. to IDM Pharma, Inc. and changed its ticker symbol on the Nasdaq National Market to “IDMI,” and IDM S.A. became our subsidiary.
Because the former IDM S.A. shareholders held approximately 81% of our outstanding common stock after the Combination, IDM S.A.’s designees to our board of directors represent a majority of our board of directors and IDM S.A.’s senior management represents a majority of our senior management, IDM S.A. is deemed to be the acquiring company for accounting purposes and the Combination has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States. Accordingly, historical financial statements prior to the Combination reflect those of IDM S.A. The audited financial statements of Epimmune for each of the three years ended December 31, 2004 are included in the Epimmune Inc. Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (the “SEC”). The audited financial statements of IDM S.A. for each of the three years ended December 31, 2004, and the unaudited financial statements for IDM S.A. for the three and six months ended June 30, 2005, are included in our Current Report on Form 8-K/A filed with the SEC on September 27, 2005, as amended by our Current Report on Form 8-K/A filed with the SEC on November 14, 2005.
We have incurred significant net losses and have generated limited revenues since inception. As of September 30, 2005, our accumulated deficit was $149.1 million and our revenues for the nine month ended September 30, 2005 were $5.2 million. Our historical financial results reflect increasing research and development and general administrative expenses related to the maturation of our product development programs.
Our research and development expenses mainly include costs associated with preclinical development and clinical trials of our product candidates, salaries and other expenses for personnel, laboratory supplies and materials, consulting and contract research costs, facility costs, amortization of intangible assets such as patents and licenses, and depreciation of laboratory and office equipment. From inception through September 30, 2005, we have incurred costs of approximately $125 million associated with research and development in all program areas, including patents and licenses impairment charges, while we have only recorded approximately $22 million in research and development revenues, of which $20 million has been recorded since 2001. Following our acquisition of Junovan and certain other assets, valued at $3.1 million, from Jenner Biotherapies in early 2003, our research and development expenses related to Junovan have amounted to approximately $4.9 million, consisting mainly of external consultant fees, manufacturing and employment costs. We charge all research and development expenses to operations as they are incurred. Since 2001, our research and development expenses have represented approximately 65% of total operating expenses. We expect our research and development expenses to increase over the next several years, primarily due to costs related to clinical trials and the regulatory approval process.

Clinical development timelines, likelihood of success and total costs vary widely; therefore we currently do not have estimates of total costs or time to reach the market for any of our particular product candidates. Our potential product candidates are subject to a lengthy and uncertain regulatory process that may not result in the necessary regulatory approvals, which could adversely affect our ability to commercialize the product candidates. In addition, clinical trials of our potential product candidates may fail to demonstrate safety and/or efficacy, which could prevent or significantly delay regulatory approval. We anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct to each project on an on-going basis in response to the scientific and clinical success of each product candidate.
The lengthy process of seeking regulatory approvals, and the subsequent compliance with applicable regulations, require the expenditure of substantial resources. Our failure to obtain, or any delay in our obtaining, regulatory approvals would cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations. We cannot be certain whether or when any net cash inflow from Junovan or any of our other development projects will commence.
As our expenses increase, we expect to continue to incur net losses for the next several years while we pursue our strategy of advancing the development of certain products to commercialization, broadening our development pipeline and in-licensing of new biological compounds and complementary technologies. Moreover, the amount of future net losses and the time we will require to reach profitability, if at all, are highly uncertain.
Our historical revenues have principally been derived from up-front fees, milestone payments and reimbursement of expenses under our collaboration agreements with Sanofi-Aventis and Innogenetics, as well as certain government grants. Since these revenues fluctuate significantly, our financial results for any single period may not be directly comparable to those for any other period. In addition, results in any one period may not be an indication of future results.
In addition to the revenues described above, our financial requirements have been met to date through private placements of equity securities. We have received a total of $100 million in gross proceeds from private placements of equity securities, including $20 million from Sanofi-Aventis in 2002 and $13 million from various existing investors in 2004, as well as $7 million from Medarex in 2000.
We have entered into a number of collaborations with academic and non-academic institutions and pharmaceutical companies. In July 2001, we entered into a significant collaboration agreement with Sanofi-Aventis under which we have generated revenue. We expect one of our principal sources of revenues over the next several years to be additional up-front payments, milestone payments and reimbursement of research and development expenses from our collaborations with Sanofi-Aventis and Innogenetics, although these payments are contingent upon meeting certain development goals. We are also seeking to enter into other collaborative agreements for certain products with other partners, which may provide additional sources of revenues. Consequently, our financial statements have been prepared as if we were an operating company.
Results of Operations for the Three Months Ended September 30, 2005 and 2004
Revenues. We had total revenues of $2.1 million for the three months ended September 30, 2005, compared to total revenues of $1.6 million for the three months ended September 30, 2004.
For the three months ended September 30, 2005, part of our revenues were generated from our research and development activities in France and derived from reimbursement of current and past research and development expenses and up-front fees and milestone payments received from Sanofi-Aventis under the terms of our collaboration agreement, which amounted to $1.5 million. We also received $0.6 million from the National Institutes of Health (NIH) research grants, other contract revenues and license fees as a result of the Combination closed on August 16, 2005.
All of our revenues for the period ended September 30, 2004 were derived entirely from our collaboration agreement with Sanofi-Aventis.
On December 21, 2001, Sanofi-Aventis exercised its first option to initiate product development on the on-going melanoma development program for Uvidem. Between January and June 2002, Sanofi-Aventis paid us a total of $5.4 million in relation to Uvidem as a combination of up-front fees, milestone payments and reimbursement of expenses we had incurred in prior years while developing Uvidem. The revenue corresponding to these payments is being recognized on a straight-line basis over the estimated nine-year development period for Uvidem. Accordingly, we recognized $0.2 million in the three months ended September 30, 2005 and $0.2 million in revenues in the three months ended September 30, 2004 from these payments. Additional milestone payments by Sanofi-Aventis under our collaboration agreement are contingent upon the success of several on-going Phase II clinical trials. There can be no assurance that the on-going Phase II clinical trials will be successful and, if they are not successful, we will not receive the related milestone payments.
We recorded $1.3 million in revenues from Sanofi-Aventis in both the three months ended September 30, 2005 and 2004 for reimbursement of current expenses related to the development of Uvidem.
Research and Development Expenses and Impairment of Patents and Licenses. Total research and development expenses and impairment of patents and licenses were $7.0 million and $12.1 million for the three months ended September 30, 2005 and September 30, 2004, respectively.
We regularly undertake detailed reviews of our patents and licenses in order to check the development stage and the viability of associated products. When certain product development projects remain at an early stage or are abandoned, we write down in full the remaining value of licenses, patents or trademarks associated with those projects, if they are found to have no alternative future use. During the three months ended September 30, 2005, we recorded an impairment charge of $2.0 million compared to a $7.2 million charge for the three months ended September 30, 2004. During the three months ended September 30, 2005 we wrote off the license to IL-13 received from Sanofi-Aventis upon exercise of certain warrants in connection with the business combination on August 16, 2005, and recorded a corresponding $2.0 million impairment charge. During the three months ended September 30, 2004, we recorded an impairment charge of $7.1 million associated with certain antibodies from Medarex which we decided not to pursue development of and wrote off in accordance with our established policies.
Research and development expenses increased to $5.0 million for the three months ended September 30, 2005 from $4.8 million for the three months ended September 30, 2004. This increase was due to a $0.9 million increase associated with activities under our NIH grants and contracts as well as our clinical trial in non-small cell lung cancer since the business combination on August 16, 2005, partially offset by a $0.3 million decrease associated with a reduction in amortization expenses corresponding to Medarex’s licenses that were fully written off and have no remaining value.
Direct research and development expenses related to our product candidates to destroy residual cancer cells were approximately $1.5 million and $1.2 million for the three months ended September 30, 2005 and 2004, respectively, and $14.0 million for the period from January 1, 2001, the earliest date for which relevant cumulated cost information is available, through September 30, 2005. Direct research and development expenses related to our product candidates to prevent tumor recurrence were approximately $1.0 million and $1.2 million for the three months ended September 30, 2005 and 2004, respectively, and $16.6 million for the period from January 1, 2001, the earliest date for which relevant cumulated cost information is available, through September 30, 2005.

Selling and Marketing Expenses. Selling and marketing expenses were $0.4 million for the three months ended September 30, 2005, compared to $0.2 million for the three months ended September 30, 2004. These expenses consisted primarily of costs related to our participation in trade conferences and to the employment costs of our business development and communications employees. The increase is associated with preliminary pre-marketing activities of Junovan, our lead product candidate.
General and Administrative Expenses. General and administrative expenses were $1.8 million and $4.1 million for the three months ended September 30, 2005 and 2004, respectively. The higher expenses in 2004 included a write off of $2.9 million corresponding to legal, investment banking and accounting charges related to a proposed public offering of stock of IDM SA that was terminated, partially offset by $0.6 million in incremental expenses following the Combination.
Acquired in Process Research and Development. In the three months ended September 30, 2005, we took a non-cash $13.3 million charge to write-off acquired in process research and development related to the Combination.
Interest Income. Net interest income was $0.1 million for the three months ended September 30, 2005, and remained stable compared to the quarter ended September 30, 2004.
Income Tax Benefit. We recorded a research tax credit for research and development expenses in France in the amount of $0.1 million for the three months ended September 30, 2005 compared to $0.04 million in the three months ended September 30, 2004. This increase resulted primarily from the fact that the method of calculation of the research tax credit in France was recently modified to be more advantageous.
As of September 30, 2005, we had research and development tax credits of $2.4 million, of which $1.6 million represents an account receivable corresponding to our accumulated income tax benefit from the French government and $0.6 million is recoverable during the next twelve months.
Net Loss. Our net loss increased to $20.2 million for the three months ended September 30, 2005, compared to $14.5 million for the three months ended September 30, 2004, as a result of the factors described above.
Results of Operations for the Nine Months Ended September 30, 2005 and 2004
Revenues. We had total revenues of $5.2 million for the nine months ended September 30, 2005, compared to total revenues of $4.3 million for the nine months ended September 30, 2004.
For the nine months ended September 30, 2005, part of our revenues were generated from our research and development activities in France and derived from reimbursement of current and past research and development expenses and up-front fees and milestone payments received from Sanofi-Aventis under the terms of our collaboration agreement, which amounted to $4.6 million. We also received $0.6 million from the NIH research grants, other contract revenues and license fees as a result of the Combination.
All of our revenues for the period ended September 30, 2004 were derived entirely from our collaboration agreement with Sanofi-Aventis.
On December 21, 2001, Sanofi-Aventis exercised its first option to initiate product development on the on-going melanoma development program for Uvidem. Between January and June 2002, Sanofi-Aventis paid us a total of $5.4 million in relation to Uvidem in upfront fees, milestone payments and reimbursement of expenses we had incurred in prior years while developing Uvidem. We are recognizing these three payments over the remaining program development period, which is estimated to be 9 years. Upfront and milestone revenues recognized were $0.2 million for both the three months ended

September 30, 2005 and September 30, 2004 and were $0.5 million for both the nine months ended September 30, 2005 and September 30, 2004. Additional milestone payments by Sanofi-Aventis under our collaboration agreement are contingent upon the success of several on-going Phase II clinical trials. There can be no assurance that the on-going Phase II clinical trials will be successful and, if they are not successful, we will not receive the related milestone payments.
We recorded $4.1 million and $3.6 million in revenues from Sanofi-Aventis in the nine months ended September 30, 2005 and 2004 for reimbursement of current expenses related to the development of Uvidem.
Research and Development Expenses and Impairment of Patents and Licenses. Total research and development expenses and impairment of patents and licenses were $17.0 million and $21.3 million for the nine months ended September 30, 2005 and 2004, respectively.
We regularly undertake detailed reviews of our patents and licenses in order to check the development stage and the viability of associated products. When certain product development projects remain at an early stage or are abandoned, we write down in full the remaining value of licenses, patents or trademarks associated with those projects, if they are found to have no alternative future use. During the nine months ended September 30, 2005, we had an impairment charge of $2.3 million compared to a $7.2 million charge for the nine months ended September 30, 2004. During the nine months ended September 30, 2005 we wrote off the license to IL-13 received from Sanofi-Aventis upon exercise of certain warrants in connection with the business combination on August 16, 2005, and recorded a corresponding $2.0 million impairment charge. During the three months ended September 30, 2004, we recorded an impairment charge of $7.1 million associated with certain antibodies from Medarex, which we decided not to pursue development of and wrote off in accordance with our established policies.
Research and development expenses increased to $14.7 million for the nine months ended September 30, 2005 from $14.0 million for the nine months ended September 30, 2004. This increase was due primarily to increases associated with activities under our NIH grants and contracts as well as our clinical trial in non-small cell lung cancer since the business combination on August 16, 2005, clinical development of Bexidem and manufacturing activities related to Junovan, partially offset by a reduction in amortization expenses corresponding to Medarex’s licenses that were fully written off and have no remaining value.
Direct research and development expenses related to our product candidates to destroy residual cancer cells were approximately $4.9 million and $2.8 million for the nine months ended September 30, 2005 and 2004, respectively, and $14.0 million for the period from January 1, 2001, the earliest date for which relevant cumulated cost information is available, through September 30, 2005. Direct research and development expenses related to our product candidates to stimulate an immune response and prevent tumor recurrence were approximately $3.4 million and $3.3 million for the nine months ended September 30, 2005 and 2004, respectively, and $16.6 million for the period from January 1, 2001, the earliest date for which relevant cumulated cost information is available, through September 30, 2005.
Selling and Marketing Expenses. Selling and marketing expenses were $1.0 million for the nine months ended September 30, 2005, compared to $0.8 million for the three months ended September 30, 2004. These expenses consisted primarily of costs related to our participation in trade conferences and to the employment costs of our business development and communications employees. The increase is associated with preliminary pre-marketing activities of Junovan, our lead product candidate.
General and Administrative Expenses. General and administrative expenses were $4.7 million and $7.0 million for the nine months ended September 30, 2005 and 2004, respectively. The higher expenses in 2004 included a write off of $2.9 million corresponding to legal, investment banking and accounting charges related to a proposed public offering of stock in IDM SA that was terminated, partially offset by $0.6 million in incremental expenses following the business combination on August 16, 2005.

Acquired in Process Research and Development. In the nine months ended September 30, 2005, we took a non-cash $13.3 million charge to write-off acquired in process research and development related to the Combination on August 16, 2005.
Interest Income. Net interest income was $0.5 million for the nine months ended September 30, 2005; a decrease compared to $0.6 million in the nine months ended September 30, 2004.
Income Tax Benefit. We recorded a research tax credit for research and development expenses in France in the amount of $0.7 million for the nine months ended September 30, 2005 compared to $0.1 million in the nine months ended September 30, 2004. This increase resulted primarily from the fact that the method of calculation of the research tax credit in France was recently modified to be more advantageous.
As of September 30, 2005, we had research and development tax credit of $2.4 million, of which $1.6 million represents an account receivable corresponding to our accumulated income tax benefit from the French government and $0.6 million is recoverable in 2005.
Net Loss. Our net loss increased to $29.5 million for the three months ended September 30, 2005, compared to $24.1 million for the three months ended September 30, 2004, as a result of the factors described above.
Liquidity and Capital Resources
As of September 30, 2005, our cash and cash equivalents totaled $21.3 million, compared to $41.8 million as of December 31, 2004. Cash and cash equivalents include principally cash, money-market funds and short-term certificates of deposit and are denominated primarily in euros. We use our cash and cash equivalents to cover research and development expenses and corporate expenses related to selling and marketing and general and administrative activities. If we enter into collaborations for certain of our products, we expect that our strategic partners would assume most, if not all, of the costs of further product development. Unless we find a strategic partner for a product, we bear all costs related to its development. As we pursue our strategy of continued clinical development and possible commercialization on our own of certain of our products, while also seeking strategic partners for the development and commercialization of other products, we expect our expenses to increase.
Net cash used in operating activities increased to $14.5 million for the nine months ended September 30, 2005, compared to $12.3 million for the nine months ended September 30, 2004. This increase was principally due to an increase in accrued payroll related to the Combination on August 16, 2005.
Net cash used in investing activities increased during the nine months of 2005 to $2.3 million compared to $1.0 million for the nine months of 2004. This increase resulted from the net costs related to the business transaction for $1.6 million, which included legal, investment banking and accounting fees net of cash acquired in the business combination on August 16, 2005. Cash used in investing activities also includes purchase of property and equipment and payment of patent costs and acquisition of other intangibles.
As of September 30, 2005, our current liabilities amounted to $9.4 million. Our current liabilities included $7.1 million in accounts payable to suppliers, $0.7 million in the current portion of deferred revenues from the collaboration agreement with Sanofi-Aventis and Cambridge Laboratories, which are recognized as revenue on a straight-line basis over the remaining term of each agreement, and $1.3 million in accrued compensation for employees. Our long-term liabilities as of September 30, 2005 were composed primarily of $3.1 million in deferred revenues from Sanofi-Aventis and Cambridge Laboratories, an interest-free loan of $0.4 million from the French government that provides support to

French companies for research and development, a conditional grant of $0.3 million from the European Union, and $0.3 million corresponding to half of the up-front payment received from Cambridge Laboratories for Junovan marketing rights in the United Kingdom and the Republic of Ireland that is recorded as a long term liability until Junovan receives marketing approval in these countries. We must repay the principal amount of the French Government loan in two equal installments of $0.2 million each in September 2007 and September 2010.
Our financial requirements have been met to date through private placements of equity securities, payments received under our agreement with Sanofi-Aventis and our agreement with Medarex, together with grants received from governmental agencies. We have received a total of $100 million in gross proceeds from private placements of equity securities since our inception: in 1996, $4 million, including $0.4 million from the conversion of convertible bonds; in 1998, $20 million, including $3.1 million from the conversion of convertible bonds; in 2000, $38 million; in 2002, $20 million; and in 2004, $18 million.
We expect our principal sources of revenues to be up-front fees, milestone payments and reimbursements of research and development expenses under our collaboration agreements with Sanofi-Aventis and Innogenetics, until such time as we successfully develop one or more products for sale outside these agreements or enter into other collaboration agreements. However, if we do not meet further development milestones with respect to Uvidem, or if Sanofi-Aventis does not elect to develop additional product candidates, we will not receive additional payments under our agreement with Sanofi-Aventis. If Innogenetics does not pursue further development or commercialization of products candidates under our collaboration agreement, we will not receive additional payments from Innogenetics. We expect to receive revenues from sales of our lead product candidate, Junovan, assuming that we receive regulatory approval and choose to market Junovan ourselves. However, we may not receive regulatory approval and, even if we do, any efforts by us or any future partners to commercialize Junovan may not be successful. In keeping with our overall strategy, we are seeking to enter into collaboration agreements for certain products with other strategic partners, which may provide additional sources of revenues, including other milestone payments. However, we cannot be certain that we will enter into such agreements. In addition, the timing of our milestone payments cannot be predicted with certainty, and we may not receive payments if development targets are not achieved. Also, it is unlikely that milestone payments, even if received when expected, would fully cover our total research and development expenses for all of our projects. Royalties, if any, on commercial sales of products under development with strategic partners will not be received until at least such time as such products receive the required regulatory approvals and are launched on the market. We do not expect any of our products to receive regulatory approval until at least 2007, and we cannot be sure of the timing of any such approval or successful commercialization following such approval. The timing for receipt of regulatory approval of products is subject to risks and uncertainties regarding development, regulatory matters, manufacturing and commercialization described in more detail in the section entitled “Risk Factors” below, including the possibility that the FDA or the EMEA may require that we conduct additional clinical trials and the risk that we may not receive necessary approvals from the FDA, the EMEA or similar drug regulatory agencies for the marketing and commercialization of Junovan when expected or at all.
Our capital expenditures include purchase of property and equipment, including research and development laboratory equipment and product manufacturing facilities. Capital expenditures also include purchase of intangible assets, including payment of patent development costs, acquisition of third party licenses (such as from Medarex and Jenner Biotherapies) and acquisition of other intangibles. Capital expenditures amounted to $0.6 million for the nine months ended September 30, 2005 and $1.0 million for the same period in 2004.
Our major outstanding contractual obligations relate to our long-term debt, operating lease obligations, and obligations under a number of our collaboration, licensing and consulting agreements. At September 30, 2005, we had no outstanding capital lease obligations.

We incurred approximately $4.5 million in costs related to the Combination, consisting primarily of legal and accounting fees, fees paid to our financial advisor in connection with the transaction and internal personnel related costs. We capitalized approximately $3.8 million of the total costs we have incurred in accordance with Statement of Financial Accounting Standards, referred to as SFAS, No. 141, “Business Combinations.”
We believe that our existing cash resources are sufficient to meet our cash requirements for approximately the next 12 months. Our future capital requirements, the timing and amount of expenditures and the adequacy of available capital will depend upon a number of factors. These factors include the scope and progress of our research and development programs, our ability to sign new collaboration agreements and maintain our current collaboration agreement with Sanofi-Aventis and whether Sanofi-Aventis elects to develop additional product candidates, our progress in developing and commercializing new products resulting from our development programs and collaborations including the achievement of milestones, the cost of launching, marketing and sales of products if we choose to commercialize products ourselves, our plans to expand or construct manufacturing or other facilities, technological developments, our preparation and filing of patent applications, our securing and maintaining patents and other intellectual property rights and our dealings with the regulatory process. See the section entitled “Trends” below.
Off-Balance Sheet Arrangements
As of September 30, 2005, we were not a party to any transactions, agreements or contractual arrangements to which an entity that is not consolidated with IDM was a party, under which we had:
•	any obligation under a guarantee contract;
•	a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support for such assets;
•	any obligation under a derivative instrument that is both indexed to our stock and classified in shareholders’ equity, or not reflected, in our statement of financial position; or
•	any obligation, including a contingent obligation, arising out of a variable interest, in an unconsolidated entity that is held by, and material to, us, where such entity provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.
Trends
The level of our research and development spending will depend on numerous factors including the number of products in development, the number of products partnered, the results and progress of preclinical and clinical testing, our financial condition and general market conditions.
We expect our research and development expenses to increase due to the maturation of the development stage for certain of our products, because clinical trial expenses increase significantly when moving from Phase I to Phase II and from Phase II to Phase III. Furthermore, we expect that several new product candidates from our research portfolio may enter into clinical development, depending upon availability of resources. As products successfully mature, we also expect to pay filing fees in connection with the regulatory submission process and incur expenses related to the maintenance and potential expansion of our product manufacturing facilities. Our strategy is to pursue the development of certain of our existing products on our own until commercialization, including completion of Phase II and III clinical trials, and our portfolio of products in development will be prioritized in order to maintain research and development expenses in line with available financial resources.
If we succeed in gaining regulatory approval for Junovan and proceed with commercialization of Junovan ourselves, we expect our selling and marketing expenses to increase correspondingly with our activities to commercialize Junovan. In addition, we would expect to incur significant costs related to manufacturing Junovan, which would be recorded as cost of goods sold under our total revenues. Furthermore, we would expect to owe milestone payments upon final completion of Phase III trials and submission of a new drug application for Junovan, as well as royalties in the event of its commercialization, under a licensing agreement with Novartis AG for a component of Junovan. However, actual milestone and royalty payments are subject to reaching profitability within the Junovan product line.
We also expect our general and administrative expenses to increase in order to support our expanding clinical development and regulatory activities. Other factors that will contribute to the increase in these expenses include the expansion of our operations in the United States following the closing of the Combination on August 16, 2005, the establishment of our manufacturing facilities and the build-up of a sales force as we approach product commercialization, as well as potential acquisitions and in- licensing of complementary technologies, compounds and products. However, our portfolio of products in development will also be prioritized in order to maintain general and administrative expenses in line with available financial resources.
In order to finance these additional expenses, we will need to raise additional funding. We do not have committed external sources of funding and may not be able to obtain any additional funding, especially if volatile market conditions persist for biotechnology companies. If we are unable to obtain additional funding, we may be required to delay, reduce the scope of or eliminate one or more of our research and development projects, sell certain of our assets (including one or more of our drug programs or technologies), sell our company, or dissolve and liquidate all of our assets. We will likely seek additional funding through collaboration and license agreements, government research grants and/or equity or debt financings. In the event we are able to obtain financing, it may not be on favorable terms. In addition, we may not be able to enter into additional collaborations to reduce our funding requirements. If we acquire funds by issuing securities, dilution to existing stockholders will result. If we raise funds through additional collaborations and license agreements, we will likely have to relinquish some or all of the rights to our product candidates or technologies that we may have otherwise developed ourselves. See risk factor “Our substantial additional capital requirements and potentially limited access to financing may harm our ability to develop products and fund our operations” below.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payments, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. SFAS No. 123(R) offers alternative methods for determining the fair value. In April 2005, the SEC issued a new rule that allows companies to implement SFAS No. 123(R) at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we will implement SFAS No. 123(R) in the reporting period starting January 1, 2006. We expect that SFAS No. 123(R) will have a significant impact on our financial statements. At the present time, we have not yet determined which valuation method we will use. The impact of adoption of SFAS No. 123(R) cannot be accurately predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement No. 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net loss and loss per share included elsewhere in Note 3 to the financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At September 30, 2005, our investment portfolio included cash, money market accounts and fixed-income securities. We are exposed to limited market risk through our investment of cash in money market accounts and high grade securities, generally with maturities of less than three months. The securities contained in our cash and cash equivalents are typically debt instruments purchased at inception and held until maturity. Due to their very short-term nature, such securities are subject to minimal interest rate risk. We currently do not hedge interest rate exposure, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income. We also do not hedge currency exchange rate exposure, including against the euro.

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
Our lead product candidate, Junovan, may never obtain regulatory approval.
The results of a Phase III clinical trial for our lead product candidate, Junovan, for the treatment of osteosarcoma have been analyzed and were submitted to the U.S. Food and Drug Administration, referred to as the FDA, in 2004. This trial was conducted by Children’s Oncology Group under an Investigational New Drug Application, referred to as an IND, held by the National Cancer Institute, prior to the purchase of Junovan from Jenner Biotherapies, Inc. in 2003. We are in discussion with the FDA regarding the most expedient pathway for potential approval of Junovan. We plan to request fast track designation and, possibly, accelerated approval for Junovan. We have also initiated a Protocol Assistance Request Process to facilitate feedback from the European Medicines Agency, referred to as the EMEA, on the most expedient pathway for potential approval of Junovan in the European Union. However, we may not receive necessary approvals from the FDA, the EMEA or similar drug regulatory agencies for the marketing and commercialization of Junovan and/or may be required to conduct additional clinical trials. Even assuming that we receive regulatory approval for Junovan, we do not expect regulatory approval to occur before 2007 at the earliest. The FDA may not agree to grant fast track designation, which may delay the submission or approval process in the United States. Our ability to achieve regulatory approval when expected is also subject to risks and uncertainties regarding development, regulatory matters, manufacturing and commercialization described in more detail in the section entitled “Risk Factors” below, including the possibility that the FDA or the EMEA may require that we conduct additional clinical trials and the risk that we may not receive necessary approvals from the FDA, the EMEA or similar drug regulatory agencies for the marketing and commercialization of Junovan when expected or at all.
Currently, we do not have Junovan materials in our inventory that could be used in human trials or for sales, assuming receipt of the regulatory agencies’ approval of Junovan for commercialization, which may not occur. We have resumed manufacturing Junovan components by third-party suppliers based on the specifications and processes established during the Phase III trial. We recently produced a first lot of Junovan materials that meets current specifications as well as the prior specifications for the product used in clinical trials and intend to initiate comparability studies with the new materials so that the data generated under prior clinical trials can be used to support regulatory approval. A proposed protocol for demonstration of comparability is currently under review by the FDA. If we fail to demonstrate, through extensive analytical testing and appropriate preclinical studies, that the new Junovan material produced by subcontractors is comparable to the materials used in the Phase III clinical trial, additional clinical studies may also be required by the regulatory agencies in order to complete comparability analysis.
The development of Junovan, the preparation of our marketing approval applications to the FDA and the EMEA and stringent manufacturing requirements have required and will continue to require significant investments of our time and money, as well as the focus and attention of our key personnel. As a result, if we fail to receive regulatory approval for Junovan, our financial condition and results of operations will be significantly and adversely affected.
Even if we receive regulatory approval for Junovan, we may not be able to market it successfully.
We expect to depend in the medium term on the commercialization of Junovan for the majority of our revenues, assuming that Junovan receives regulatory approval. Junovan is the only product candidate for which we are preparing a biologic license application. Any revenues generated will be limited by the number of patients with osteosarcoma, our ability to obtain appropriate pricing and reimbursement for Junovan, and the effects of competition.
In particular, we will face competition from existing therapies and, potentially, competition from any new future treatments. Junovan has received orphan drug designation in the United States and in Europe, which will provide us with a seven-year period of exclusive marketing in the United States commencing on the date of FDA approval and a 10-year period of exclusive marketing in Europe commencing on the date of EMEA approval. This will apply only to osteosarcoma, the indication for which Junovan has been designated as an orphan product. However, we may lose this marketing exclusivity should a new treatment be developed which is proven to be more effective than Junovan. In addition, although our patents will protect the liposomal formulation of Junovan until 2005 in Europe and 2007 in the United States, with a possible extension until 2010 in Europe and 2012 in the United States, certain other patents covering the active ingredient in Junovan expired at the end of 2003. As a result, if a competitor develops a new formulation for Junovan, we may face generic competition following the expiration of market exclusivity under the orphan drug designation, which we expect to occur in 2014 with respect to the United States and 2017 with respect to Europe.
If we are not able to commercialize Junovan successfully, we may not bring to market our other product candidates for several years, if ever, and our prospects will be harmed as a result.
The process of developing immunotherapeutic products requires significant research and development, preclinical testing and clinical trials, all of which are extremely expensive and time-consuming and may not result in a commercial product.
Our product candidates other than Junovan are at early stages of development, and we may fail to develop and successfully commercialize safe and effective treatments based on these products or other technology. For each product candidate, we must demonstrate safety and efficacy in humans through extensive clinical testing, which is very expensive, can take many years and has an uncertain outcome. We may experience numerous unforeseen events during or as a result of the testing process that could delay or prevent testing or commercialization of our products, including:
•	the results of preclinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;
•	after reviewing test results, we or our collaborators may abandon projects that we might previously have believed to be promising; for example, in November 2000, Pharmacia Corporation terminated its research and collaboration with us for therapeutic vaccines based on our cancer epitopes, and we have borne the operating expenses and capital requirements of continued development of our therapeutic cancer vaccines;
•	we, our collaborators or government regulators may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks;
•	we may have to delay clinical trials as a result of scheduling conflicts with participating clinicians and clinical institutions, or difficulties in identifying and enrolling patients who meet trial eligibility criteria;
•	safety and efficacy results attained in early human clinical trials may not be indicative of results that are obtained in later clinical trials;
•	the effects of our immunotherapeutic product candidates may not be the desired effects or may include undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use, if ever approved;

•	enrollment in clinical trials for our product candidates may be slower than anticipated, resulting in significant delays; and
•	the effects of our product candidates on patients may not have the desired effects or may include undesirable side effects or other characteristics that may delay or preclude regulatory approval or limit their commercial use, if approved.
The data collected from clinical trials may not be sufficient to support regulatory approval of any of our products, and the regulatory agencies may not ultimately approve any of our products for commercial sale, which will adversely affect our business and prospects. If we fail to commence or complete, or experience delays in, any of our planned clinical trials, our operating income, stock price and ability to conduct business as currently planned could be materially and adversely affected.
Some of our research and development programs are funded by the U.S. government and the U.S. government may not allocate funds for these programs in future fiscal years.
Certain research and development activities related to our HIV, cancer and malaria programs are funded pursuant to multi-year grants and contracts from the U.S. government. Our prophylactic HIV vaccine program, malaria vaccine program and three cancer programs, which are aimed primarily at epitope identification and vaccine immunogenicity analysis, are exclusively funded by the U.S. government. During 2004, on a consolidated basis, these programs represented $5.7 million in revenue or approximately 38% of the total combined revenue. The U.S. government is under no obligation to, and may not, fund these programs over their full term, which would have a significant impact on our ability to continue development of our HIV, cancer and malaria programs.
Our principal source of revenues and cash receipts is a collaboration agreement under which our partner has limited obligations.
The principal source of revenues and cash receipts for us is the July 2001 collaboration agreement between our subsidiary, IDM S.A., and Sanofi-Aventis, referred to as Sanofi-Aventis. For 2004, on a consolidated basis, Sanofi-Aventis represented approximately 39% of our revenue. Although Sanofi-Aventis has the option to jointly develop and commercialize up to 20 of our therapeutic products derived from the patient’s own white blood cells, referred to as cell drugs, over a 10-year period, to date, Sanofi-Aventis has exercised an option for only one product candidate, Uvidem. Under the collaboration agreement, Sanofi-Aventis has no obligation to participate in the development of additional cell drugs. If we are not successful in developing commercially viable product candidates, Sanofi-Aventis may not elect to exercise additional options. If we fail to meet further milestones in the clinical development of Uvidem, Sanofi-Aventis will have no further milestone obligations with respect to Uvidem. Additionally, Sanofi-Aventis may terminate its participation in any given development program at any time without penalty and without affecting its unexercised options for other product candidates. If Sanofi-Aventis does not exercise additional options, or if we are not successful in achieving additional development milestones for Uvidem, we will not receive additional payments from Sanofi-Aventis and our prospects, revenues and operating cash flows will be significantly and negatively affected.
Our revenues and operating results are likely to fluctuate.
Our revenues and operating results have fluctuated in the past, and our revenues and operating results are likely to continue to do so in the future. This is due to the non-recurring nature of these revenues, which are derived principally from payments made under the collaboration agreement with Sanofi-Aventis and from government grants and contracts. We expect that our only sources of revenues until commercialization of our first immunotherapy product will be:

•	any payments from Sanofi-Aventis and any other current or future collaborative partners;
•	any government and European Union grants and contracts; and
•	investment income.
These revenues have varied considerably from one period to another and may continue to do so, since they depend on the terms of the particular agreement or grant, or the performance of the particular investment. In addition, termination of any of these arrangements would have a significant impact on our prospects, revenues and results of operations. As a result, we believe that revenues in any period may not be a reliable indicator of our future performance. Deviations in our results of operations from those expected by securities analysts or investors also could have a material adverse effect on the market price of our common stock.
Our history of operating losses and our expectation of continuing losses may hurt our ability to reach profitability or continue operations.
We have experienced significant operating losses since our inception. Our cumulative net loss was $149.1 million as of September 30, 2005. It is likely that we will continue to incur substantial net operating losses for the foreseeable future, which may adversely affect our ability to continue operations. We have not generated revenues from the commercialization of any product. All of our revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants, certain asset divestitures and interest income. Substantially all of our revenues for the foreseeable future are expected to result from similar sources. To achieve profitable operations, we, alone or with collaborators, must successfully identify, develop, register and market proprietary products. We do not expect to generate revenues from the commercialization of any product until 2007 at the earliest, assuming that one or more regulatory agencies approve Junovan’s commercialization, which may not occur when expected or at all. We may not be able to generate sufficient product revenue to become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or yearly basis.
Our substantial additional capital requirements and potentially limited access to financing may harm our ability to develop products and fund our operations.
We will continue to spend substantial amounts on research and development, including amounts spent for manufacturing clinical supplies, conducting clinical trials for our product candidates, advancing development of certain sponsored and partnered programs and the commercialization of Junovan once it has received regulatory approval. Therefore, we will need to raise additional funding. We do not have committed external sources of funding and may not be able to obtain any additional funding, especially if volatile market conditions persist for biotechnology companies. If we are unable to obtain additional funding, we may be required to delay, reduce the scope of or eliminate one or more of our research and development projects, sell certain of our assets (including one or more of our drug programs or technologies), sell our company, or dissolve and liquidate all of our assets. Our future operational and capital requirements will depend on many factors, including:
•	whether we are able to secure additional financing on favorable terms, or at all;
•	the costs associated with, and the success of, obtaining marketing approval and, as applicable, pricing approval, for Junovan for the treatment of osteosarcoma in the United States, Europe and other jurisdictions and the timing of any such approval;
•	the success or failure of the product launch and commercialization of Junovan;

•	the costs associated with the launch and the commercialization of Junovan in the United States, Europe and other jurisdictions upon obtaining marketing approval;
•	the costs associated with our clinical trials for our product candidates, including our cell drugs and HIV and lung cancer vaccine candidates;
•	progress with other preclinical testing and clinical trials in the future;
•	costs associated with integrating our company following the Combination, especially given the multi-national nature of our company;
•	our ability to establish and maintain collaboration and license agreements and any government contracts and grants;
•	the actual revenue we receive under our collaboration and license agreements;
•	the actual costs we incur under our collaboration agreements;
•	the time and costs involved in obtaining regulatory approvals for our products;
•	the costs involved in filing, prosecuting, enforcing and defending patent claims and any other proprietary rights;
•	competing technological and market developments; and
•	the magnitude of our immunotherapeutic product discovery and development programs.
We will likely seek additional funding through collaboration and license agreements, government research grants and/or equity or debt financings. In the event we are able to obtain financing, it may not be on favorable terms. In addition, we may not be able to enter into additional collaborations to reduce our funding requirements. If we acquire funds by issuing securities, dilution to existing stockholders will result. If we raise funds through additional collaborations and license agreements, we will likely have to relinquish some or all of the rights to our product candidates or technologies that we may have otherwise developed ourselves.
If we lose our key scientific and management personnel or are unable to attract and retain qualified personnel, it could delay or hurt our research and product development efforts.
We are dependent on the principal members of our scientific and management staff, including Dr. Jean-Loup Romet-Lemonne, Chief Executive Officer, Dr. Emile Loria, President and Chief Business Officer, Mr. Robert De Vaere, Chief Financial Officer, Dr. Mark Newman, Vice President, Research and Development, Dr. Bonnie Mills, Vice President, Clinical Operation, Mr. Guy Charles Fanneau de la Horie, Vice President, General Manager, Europe, and Mr. Hervé Duchesne de Lamotte, Vice President Finance, Europe. We have previously entered into employment contracts with Dr. Romet-Lemonne, Dr. Loria, Mr. De Vaere, Dr. Newman and Dr. Mills which we believe provide them incentives to remain as employees for at least 12 months following the Combination, although there can be no assurance they will do so. We also expect to enter into employment agreements with Messrs. Fanneau de la Horie and Duchesne de Lamotte although there can be no assurance we will be successful and, even if we are, that such employment agreements will provide an adequate incentive for them to stay with us. We do not maintain key person life insurance on the life of any employee. Our ability to develop immunotherapeutic products and vaccines, identify epitopes, and achieve our other business objectives also depend in part on the continued service of our key scientific and management personnel and our ability to identify, hire and retain additional qualified personnel. We do not have employment agreements with our non-management scientific personnel. There is intense competition for qualified personnel in biochemistry, molecular biology, immunology and other areas of our proposed activities, and we may not be able to continue to attract and retain such personnel necessary for the development of our business. Because of the intense competition for qualified personnel among technology-based businesses, particularly in the Southern California area, we may not be successful in adding technical personnel as needed to meet the staffing requirements of additional collaborative relationships. Our failure to attract and retain key personnel could delay or be significantly detrimental to our product development programs and could cause our stock price to decline.
Unexpected or undesirable side effects or other characteristics of our products and technology may delay or otherwise hurt the development of our drug candidates, or may expose us to significant liability that could cause us to incur significant costs.
Certain immunotherapy products may produce serious side effects. Many antibody-based therapies have shown toxicity in clinical trials. If our immunotherapy product candidates prove to be ineffective, or if they result in unacceptable side effects, we will not be able to successfully commercialize them and our prospects will be significantly and adversely affected. In addition, there may be side effects in our current or future clinical trials that may be discovered only after long-term exposure, even though our safety tests may indicate favorable results. We may also encounter technological challenges relating to these technologies and applications in our research and development programs that we may not be able to resolve. Any such unexpected side effects or technological challenges may delay or otherwise adversely affect the development, regulatory approval or commercialization of our drug candidates.
Our business will expose us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. While we currently have product liability insurance for early stage clinical trials, we cannot be sure that we will be able to maintain such insurance on acceptable terms or obtain acceptable insurance as we progress through product development and commercialization, or that our insurance will provide adequate coverage against potential liabilities, either in human clinical trials or following commercialization of any products we may develop.
Adverse publicity regarding the safety or side effects of the technology approach or products of others could negatively impact us and cause the price of our common stock to decline.
Despite any favorable safety tests that may be completed with respect to our product candidates, adverse publicity regarding immunotherapeutic products or other products being developed or marketed by others could negatively affect us. If other researchers’ studies raise or substantiate concerns over the safety or side effects of our technology approach or product development efforts generally, our reputation and public support for our clinical trials or products could be harmed, which would adversely impact our business and could cause the price of our common stock to decline.
Our treatment approach may not prove effective.
Our immunotherapeutic treatment approach is largely untested. To date, only a limited number of immunotherapeutic antibody-based and vaccine-based products designed to fight cancer have been approved for commercialization, and for only a few specific types of cancer. The basis for most immunotherapeutic treatment approaches being developed for the treatment of cancer is the discovery that cancer cells express more of certain proteins, known as antigens, on their surfaces, which may allow them to be distinguished from normal cells. Immunotherapy is designed either to manipulate the body’s immune cells to target antigens and destroy the cancer cells that over express them or to activate the body’s immune system generally. However, immunotherapy has failed in the past for a number of reasons, including:

•	the targeted antigens are not sufficiently different from those normal cells to cause an immune reaction;
•	the tumor cells do not express the targeted antigen at all or in sufficient quantities to be recognized by immune system cells, such as T cells or macrophages;
•	the immune response provoked by the immunotherapeutic agent is not strong enough to destroy the cancer; or
•	cancer cells may, through various biochemical mechanisms, escape an immune response.
Our strategy involves identifying multiple epitopes in order to create our vaccines. Unless we identify the correct epitopes and combine them in the correct manner to stimulate desired immune responses, we may never develop a vaccine that is safe or effective in any of the indications that we are pursuing.
If we cannot enter into and maintain strategic collaborations on acceptable terms in the future, we may not be able to develop products in markets where it would be too costly or complex to do so on our own.
We will need to enter into and maintain collaborative arrangements with pharmaceutical and biotechnology companies or other strategic partners both for development and for commercialization of potential products in markets where it would be too costly or complex to do so on our own. Currently, our only collaborations are with Sanofi-Aventis, Innogenetics and Bavarian Nordic. If we are not able to maintain existing strategic collaborations and enter into and maintain additional research and development collaborations or other collaborations in the future on acceptable terms, we may be forced to abandon development and commercialization of some product candidates and our business will be harmed.
If our collaboration or license arrangements are unsuccessful, our revenues and product development may be limited.
Our collaborations and license arrangements generally pose the following risks:
•	collaborators and licensees may not pursue further development and commercialization of potential products resulting from our collaborations or may elect not to renew research and development programs;
•	collaborators and licensees may delay clinical trials, underfund a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require new formulation of a product candidate for clinical testing;
•	expected revenue might not be generated because milestones may not be achieved and product candidates may not be developed;
•	collaborators and licensees could independently develop, or develop with third parties, products that could compete with our future products;
•	the terms of our contracts with current or future collaborators and licensees may not be favorable to us in the future;
•	a collaborator or licensee with marketing and distribution rights to one or more of our products may not commit enough resources to the marketing and distribution of our products, limiting our potential revenues from the commercialization of a product;

•	disputes may arise delaying or terminating the research, development or commercialization of our product candidates, or result in significant and costly litigation or arbitration; and
•	collaborations and licensee arrangements may be terminated, in which case we will experience increased operating expenses and capital requirements if we elect to pursue further development of the product candidate.
We may not be able to license technology necessary to develop products.
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
Our supplies of certain materials necessary to our business may be limited and key raw materials may be scarce.
We have entered into several arrangements for the supply of various materials, chemical compounds, antibodies and antigens that are necessary to manufacture our product candidates. For example, we rely on external suppliers for the production of IL-13, which is used in the manufacturing of our dendritophage product candidates. IL-13 is an inherently scarce raw material. We believe that we currently possess enough IL-13 for our short- to medium-term needs. However, once our dendritophage product candidates enter into Phase III clinical trials, we will require a supply of IL-13 that conforms to Good Manufacturing Practices, or GMP. In 2003, we entered into an IL-13 Development and Manufacturing Agreement with Biotecnol, S.A., a Portuguese company, aimed at developing a clinical grade IL-13 manufacturing process. Under the agreement, Biotecnol has agreed to complete development of clinical grade IL-13 according to a program of GMP manufacturing, control, testing and release, as defined with advice from Sanofi-Aventis, and we have agreed to provide financial support payable upon the occurrence of certain milestone events and based on the decisions of the parties to continue development. Once development of the IL-13 production process is completed, Biotecnol will oversee the ongoing management of the outsourcing of manufacturing and release of the finished product for a renewable five-year period beginning with the release of the first finished product batch. Either party may terminate the IL-13 Development and Manufacturing Agreement on the basis of a recommendation from a joint management committee if certain program specifications and targets are not met and/or before manufacturing of the first product batch is initiated. We are also entitled to terminate the IL-13 Development and Manufacturing Agreement at any time during the manufacturing period if the finished product stability does not reach two years. Biotecnol is entitled to terminate the process performance at any time by providing 18 months’ prior notice. In addition, either we or Biotecnol may terminate the agreement with immediate effect upon written notice on or at any time after the occurrence of certain events (e.g., breach of contract, liquidation, etc.). There are no assurances that Biotecnol will successfully manufacture clinical grade IL-13, or that it will be able to produce sufficient quantities of clinical grade IL-13 if it is successful. Without a sufficient supply of clinical grade IL-13, we would not be able to conduct Phase III clinical trials of our dendritophage product candidates.
We have one sole source supplier for a component of our EP-2101 non-small cell lung cancer vaccine. This material is not supplied under a long-term contract but we have not had difficulties obtaining the material in a timely manner in the past. The supplier also provides the same material to other customers and we do not believe we are at risk of losing this supplier. We have several other suppliers which are currently our sole sources for the materials they supply, though we believe alternate suppliers could be developed in a reasonable period of time. We are not aware of any scarcity of raw materials used in any of our products.
Supply of any of these products could be limited, interrupted or restricted in certain geographic regions. In such a case, we may not be able to obtain from other manufacturers alternative materials, chemical compounds, components, antibodies or antigens of acceptable quality, in commercial quantities and at an acceptable cost. If our key suppliers or manufacturers fail to perform, or if the supply of products or materials is limited or interrupted, we may not be able to produce or market our products on a timely and competitive basis.
If we and/or our collaborators cannot cost-effectively manufacture our immunotherapeutic product candidates in commercial quantities or for clinical trials in compliance with regulatory requirements, we and/or our collaborators may not be able to successfully commercialize the products.
We have not commercialized any products, and we will not have the experience, resources or facilities to manufacture therapeutic vaccines and other products on a commercial scale. We will not be able to commercialize any products and earn product revenues unless we or our collaborators demonstrate the ability to manufacture commercial quantities in accordance with regulatory requirements. Among the other requirements for regulatory approval is the requirement that prospective manufacturers conform to the GMP requirements of the respective regulatory agencies specifically for biological drugs, as well as for other drugs. In complying with GMP requirements, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements.
We are currently dependent on third parties for the production and testing of our lead product candidate, Junovan and Junovan components. We may not be able to enter into future subcontracting agreements for the commercial supply of Junovan or any of our other products, or to do so on terms that are acceptable to us. If we are unable to enter into acceptable subcontracting agreements, we will not be able to successfully commercialize Junovan or any of our other products. In addition, reliance on third-party manufacturers poses additional risks which we would not face if we produced Junovan or any of our other products ourselves, including:
•	non-compliance by these third parties with regulatory and quality control standards;
•	breach by these third parties of their agreements with us; and
•	termination or nonrenewal of these agreements for reasons beyond our control.
If products manufactured by third-party suppliers fail to comply with regulatory standards, sanctions could be imposed on us. These sanctions could include fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of our products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. If we change manufacturers for Junovan, we will be required to undergo revalidation of the manufacturing process and procedures in accordance with GMP. This revalidation could be costly and time-consuming and require the attention of our key personnel. If revalidation is not successful, we may be forced to look for an alternative supplier, which could delay the marketing of Junovan or increase our manufacturing costs. We will also need to demonstrate through preclinical studies that Junovan as produced by the new manufacturers is comparable to the materials used in the Phase III clinical trial. New clinical studies may also be required if comparability cannot be fully demonstrated by preclinical studies.

We prepare our cell drugs in our own facilities for purposes of our research and development programs, preclinical testing and clinical trials. We currently have one clinical scale facility for cell drug manufacturing in Paris, France and a second one in Irvine, California. However, we lack experience in manufacturing our cell drugs on a large scale. We expect to construct commercial scale manufacturing plants in Europe and the United States in the future, but we may not be able to successfully carry out such construction. As a result, we may not be able to manufacture our cell drugs on acceptable economic terms or on a sufficient scale for our needs.
We cannot be sure that we can manufacture, either on our own or through contracts with outside parties, our immunotherapeutic product candidates at a cost or in quantities that are commercially viable.
We are subject to extensive and uncertain government regulation and we may not be able to obtain necessary regulatory approvals.
To date, none of our potential products have been approved for marketing by any regulatory agencies. We cannot be sure that we will receive the regulatory approvals necessary to commercialize any of our potential products. Our product candidates will be subject to extensive governmental regulation, and the applicable regulatory requirements are uncertain and subject to change. The FDA and the EMEA maintain rigorous requirements for, among other things, the research and development, preclinical testing and clinical trials, manufacture, safety, efficacy, record keeping, labeling, marketing, sale and distribution of therapeutic products. Failure to meet ongoing regulatory requirements or obtain and maintain regulatory approval of our products could harm our business. In particular, the United States is the world’s largest pharmaceutical market. Without FDA approval, we would be unable to access the U.S. market. In addition, noncompliance with initial or continuing requirements can result in, among other things:
•	fines and penalties;
•	injunctions;
•	seizure of products;
•	total or partial suspension of product marketing;
•	failure of a regulatory agency to grant a new drug application;
•	withdrawal of marketing approvals; and
•	criminal prosecution.
The regulatory process for new drug products, including the required preclinical studies and clinical testing, is lengthy, uncertain and expensive. We will be required to submit extensive product characterization, manufacturing and control, and preclinical and clinical data and supportive information for each indication in order to establish the potential product’s safety and effectiveness. The approval process may also involve ongoing requirements for post-marketing studies, as well as manufacturing and quality control requirements on a continuous basis.
To market any drug products outside of the United States and the European Union, we and our collaborators will also be subject to numerous and varying foreign regulatory requirements, implemented by foreign health authorities, governing the design and conduct of human clinical trials and marketing approval for biologics or other drug products. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA or EMEA approval. The foreign regulatory approval processes usually include all of the risks associated with obtaining FDA or EMEA approval, and approval by the FDA does not ensure approval by the health authorities of any other country, nor does the approval by the EMEA or the foreign health authorities ensure approval by the FDA. Even if we obtain commercial regulatory approvals, the approvals may significantly limit the indicated uses for which we may market our products.
Even if we obtain regulatory approval for our products, we may be required to perform additional clinical trials or change the labeling of our products if we or others identify side effects after our products are on the market, which could harm sales of the affected products.
If we or others identify adverse side effects after any of our products are on the market, or if manufacturing problems occur:
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
Any of the above occurrences could halt or reduce sales of the affected products or could increase the costs and expenses of commercializing and marketing these products, which would materially and adversely affect our business, operations, financial results and prospects.
We may not be able to commercialize products under development by us if those products infringe claims in existing patents or patents that have not yet issued, and this would materially harm our ability to operate.
As is typical in the biotechnology industry, our commercial success will depend in part on our ability to avoid infringing patents issued to others or breaching the technology licenses upon which we might base our products. We are aware of patents issued to others that contain claims that may cover certain aspects of our technologies or those of our collaborators, including cancer vaccine epitopes, HIV vaccine epitopes, methods for delivering DNA vaccines to patients and peptide vaccines. If we are required to obtain a license under one or more of these patents to practice certain aspects of our immunotherapy technologies in Europe and in the United States, such a license may not be available on commercially reasonable terms, if at all. If we fail to obtain a license on acceptable terms to any technology that we need in order to develop or commercialize our products, or to develop an alternative product or technology that does not infringe on the patent rights of others, we would be prevented from commercializing our products and our business and prospects would be harmed.
Our failure to obtain issued patents and, consequently, to protect our proprietary technology, could hurt our competitive position.
Our success depends in part on our ability to obtain and enforce claims in our patents directed to our products, technologies and processes, both in the United States and in other countries. Although we have issued patents and have filed various patent applications, our patent position is highly uncertain and involves complex legal and factual questions. Legal standards relating to patentability, validity and scope of patent claims in epitope identification, immunotherapy and other aspects of our technology field are still evolving. Patents issued, or which may be issued, to us may not be sufficiently broad to protect our immunotherapy technologies and processes and patents may issue from any of our patent applications.

For example, even though our patent portfolio includes patent applications with claims directed to peptide epitopes and methods of utilizing sequence motifs to identify peptide epitopes and also includes patent applications with claims directed to vaccines derived from blood monocytes, we cannot assure you of the breadth of claims that will be allowed or that may issue in future patents. Other risks and uncertainties that we will face with respect to our patents and patent applications include the following:
•	the pending patent applications we have filed or to which we have exclusive rights may not result in issued patents or may take longer than we expect to result in issued patents;
•	the allowed claims of any patents that issue may not provide meaningful protection;
•	we may be unable to develop additional proprietary technologies that are patentable;
•	the patents licensed or issued to us may not provide a competitive advantage;
•	other companies may challenge patents licensed or issued to us;
•	disputes may arise regarding inventions and corresponding ownership rights in inventions and know-how resulting from the joint creation or use of our intellectual property and our respective licensors or collaborators; and
•	other companies may design around the technologies patented by us.
If we are unable to compete effectively in the highly competitive biotechnology industry, our business will fail.
The market for cancer therapeutics is characterized by rapidly evolving technology, an emphasis on proprietary products and intense competition. Many entities, including pharmaceutical and biotechnology companies, academic institutions and other research organizations, are actively engaged in the discovery, research and development of immunotherapy and other products for the treatment of cancer and other diseases. Should any of our product candidates be approved for marketing and launched, they would compete against a range of established therapies.
Our vaccines under development address a range of cancer and infectious disease markets. The competition in these markets is extremely formidable. Our potential products would also compete with a range of novel therapies either under development or recently introduced onto the market, including monoclonal antibodies, cancer vaccines and cell therapy, gene therapy, angiogenesis inhibitors and signal transduction inhibitors. The strongest competition is likely to come from other immunotherapies (such as monoclonal antibodies) and, to a lesser extent, from chemotherapeutic agents and hormonal therapy.
An important factor in competition may be the timing of market introduction of our vaccines and competitive products. Accordingly, the relative speed with which we can develop vaccines, complete the clinical trials and approval processes and supply commercial quantities of the vaccines to the market is expected to be an important competitive factor. We expect that competition among products approved for sale will be based, among other things, on product effectiveness, safety, reliability, availability, price and patent position. We cannot predict whether our products will compare favorably with competitive products in any one or more of these categories.
Many of the companies developing competing technologies and products have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical development, obtaining regulatory approvals and marketing than we have, and we may not be able to compete effectively against them. Large pharmaceutical companies in particular, such as Bristol-Myers Squibb, Roche, Novartis and AstraZeneca, have substantially more extensive experience in clinical testing and in obtaining regulatory approvals than us. Smaller or early-stage companies, most importantly those in the immunotherapy field such as Dendreon or CancerVax, may also prove to be significant competitors. These companies may become even stronger competitors through collaborative arrangements with large companies. All of these companies may compete with us to acquire rights to promising antibodies, antigens and other complementary technologies.
Litigation regarding intellectual property rights owned or used by us may be costly and time-consuming.
Litigation may be necessary to enforce the claims in any patents issued to us or to defend against any claims of infringement of patents owned by third parties that are asserted against us. In addition, we may have to participate in one or more interference proceedings declared by the United States Patent and Trademark Office or other foreign patent governing authorities, which could result in substantial costs to determine the priority of inventions.
If we become involved in litigation or interference proceedings, we may incur substantial expense, and the proceedings may divert the attention of our technical and management personnel, even if we ultimately prevail. An adverse determination in proceedings of this type could subject us to significant liabilities, allow our competitors to market competitive products without obtaining a license from us, prohibit us from marketing our products or require us to seek licenses from third parties that may not be available on commercially reasonable terms, if at all. If we cannot obtain such licenses, we may be restricted or prevented from developing and commercializing our product candidates.
The enforcement, defense and prosecution of intellectual property rights, including the United States Patent and Trademark Office’s and related foreign patent offices’ interference proceedings, and related legal and administrative proceedings in the United States and elsewhere involve complex legal and factual questions. As a result, these proceedings are costly and time-consuming, and their outcome is uncertain. Litigation may be necessary to:
•	assert against others or defend ourselves against claims of infringement;
•	enforce patents owned by, or licensed to us from another party;
•	protect our trade secrets or know-how; or
•	determine the enforceability, scope and validity of our proprietary rights or those of others.
If we are unable to protect our trade secrets, we may be unable to protect from competitors our interests in proprietary know-how that is not patentable or for which we have elected not to seek patent protection.
Our competitive position will depend in part on our ability to protect trade secrets that are not patentable or for which we have elected not to seek patent protection. To protect our trade secrets, we rely primarily on confidentiality agreements with our collaborative partners, employees and consultants. Nevertheless, our collaborative partners, employees and consultants may breach these agreements and we may be unable to enforce these agreements. In addition, other companies may develop similar or alternative technologies, methods or products or duplicate our technologies, methods, vaccines or immunotherapy products that are not protected by our patents or otherwise obtain and use information that we regard as proprietary, and we may not have adequate remedies in such event. Any material leak of our confidential information into the public domain or to third parties could harm our competitive position.

We out-license technology outside of our core area of focus, and these licensees may not develop any products using such technology, which may limit our revenue.
We have licensed to third parties some of our technology in markets that we are not pursuing ourselves or with our collaborators. Our revenues from these licenses will be limited if the licensees are not successful in developing and commercializing products using our technology. Our licensees may pursue alternative technologies or develop alternative products either on their own or in collaboration with others in competition with products developed by us or under licenses or collaborations with us.
Some of our programs will be funded by the U.S. government and, therefore, the U.S. government may have rights to certain of our technology and could require us to grant licenses of our inventions to third parties.
We expect to fund, certain of our research and development related to our HIV, cancer and malaria programs pursuant to grants and contracts from the U.S. government. As a result of these grants and contracts, the U.S. government has certain rights in the inventions, including a non-inclusive, non-transferable, irrevocable license to practice the invention throughout the world. Our failure to disclose, file, prosecute patent applications or elect to retain title to such inventions may result in conveyance of title to the United States. In addition, the U.S. government may require us to grant to a third party an exclusive license to any inventions resulting from the grant if the U.S. government determines that we have not taken adequate steps to commercialize inventions, or for public health or safety needs.
Successful commercialization of our future products will depend on our ability to gain acceptance by the medical community.
If we succeed in receiving regulatory approval and launching our product candidates based on our immunotherapeutic technology, it will take time to gain acceptance in the medical community, including health care providers, patients and third-party payers. The degree of market acceptance will depend on several factors, including:
•	the extent to which our therapeutic product candidates are demonstrated to be safe and effective in clinical trials;

•	the existence of adverse side effects;

•	convenience and ease of administration;

•	the success of sales, marketing and public relations efforts;

•	the availability of alternative treatments;

•	competitive pricing;

•	the reimbursement policies of governments and other third parties;

•	effective implementation of a publications strategy; and

•	garnering support from well-respected external advocates.
If our products are not accepted by the market or only receive limited market acceptance, our business and prospects will be adversely affected.

There are challenges involved in the integration of our company following the Combination, and, as a result, we may not realize the expected benefits of the Combination.
If our stockholders are to realize the anticipated benefits of the Combination, our operations must be integrated and combined efficiently. We cannot assure you that the integration will be successful or that the anticipated benefits of the Combination will be fully realized. The dedication of our management resources to integration activities relating to the Combination may divert attention from our day-to-day business. The difficulties of integrating our operations following the Combination include, among others:
•	consolidating research and development operations;

•	retaining key personnel;

•	preserving licensing, research and development, manufacturing, supply, collaboration and other important relationships;

•	motivating employees in light of organizational changes resulting from the Combination;

•	combining corporate cultures and coordinating multi-national operations; and

•	minimizing the diversion of management’s attention from ongoing business concerns.
It is possible that we will be unable to integrate our businesses so as to realize all of the benefits that we expect to result from the Combination. Integration of operations may be difficult and may have unintended consequences. The diversion of attention of management from its current operations to integration efforts and any difficulties encountered in combining the operations could harm our ability to execute our strategy of commercializing our lead drug candidate and advancing the clinical development of our pipeline of immunotherapeutic products.
We may experience difficulties managing our growth, which could adversely affect our results of operations.
It is expected that we will grow in certain areas of our operations as we develop and, assuming receipt of the necessary regulatory approvals, market our products. In particular, we will need to expand our sales and marketing capabilities to support our plans to market Junovan. We will therefore need to recruit personnel, particularly sales and marketing personnel, and expand our capabilities, which may strain our managerial, operational, financial and other resources. To compete effectively and manage our growth, we must:
•	train, manage, motivate and retain a growing employee base, particularly given our operations in both California and France;

•	accurately forecast demand for, and revenues from, our product candidates, particularly Junovan; and

•	expand existing operational, financial and management information systems to support our development and planned commercialization activities and the multiple locations of our offices.
Our failure to manage these challenges effectively could harm our business.

Our use of hazardous materials could expose us to significant costs.
Our research and development processes involve the controlled storage, use and disposal of hazardous materials, chemicals and radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and some waste products. The risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed our resources. Compliance with environmental laws and regulations in the future may entail significant costs and our ability to conduct research and development activities may be harmed by current or future environmental laws or regulations. We carry certain liability insurance for contamination or injury resulting from the use of hazardous materials.
Examples of hazardous materials we use in our business include flammable liquids and solids, Iodine 125 and Chromium-51, both radioactive materials, carcinogens and reproductive toxins such as Chloroform and Formaldehyde and biological products and waste such as blood products from clinical samples. Personal injury resulting from the use of hazardous materials is covered up to the limit of our workers’ compensation insurance. Contamination clean-up resulting from an accident involving hazardous materials would be covered to the limit of our property insurance, with certain exclusions.. Our liability for personal injury or hazardous waste clean up and remediation may not be covered by these insurance policies or the costs may exceed policy limits.
Our financial results may be adversely affected by fluctuations in foreign currency exchange rates.
We will be exposed to currency exchange risk with respect to the U.S. dollar in relation to the euro, because a significant portion of our operating expenses will be incurred in euros. This exposure may increase if we expand our operations in Europe. We have not entered into any hedging arrangements to protect our business against currency fluctuations. We will monitor changes in our exposure to exchange rate risk that result from changes in our situation. If we do not enter into effective hedging arrangements in the future, our results of operations and prospects could be materially and adversely affected by fluctuations in foreign currency exchange rates.
The volatility of the price of our common may adversely affect stockholders.
The market prices for securities of biotechnology companies, including our common stock, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are not necessarily related to the operating performance of such companies. From August 16, 2005, when we began trading on the Nasdaq National Market under our new trading symbol “IDMI” through November 10, 2005, the closing stock price of our common stock ranged from $4.30 to $6.99 and has been and will continue to be influenced by general market and industry conditions. In addition, the following factors may have a significant effect on the market price of our common stock:
•	the status of development of our product candidates;

•	whether we are able to secure additional financing on favorable terms, or at all;

•	announcements of technological innovations or new commercial immunotherapeutic products by us or others;

•	governmental regulation that affects the biotechnology and pharmaceutical industries in general or us in particular;

•	developments in patent or other proprietary rights by us;

•	receipt of funding by us under collaboration and license agreements and government grants;

•	developments in, or termination of, our relationships with our collaborators and licensees;

•	public concern as to the clinical results and/or the safety of drugs developed by us or others; and

•	announcements related to the sale of our common stock or other securities.
Changes in our financial performance from period to period also may have a significant impact on the market price of our common stock.
Our principal stockholders, executive officers and directors own a significant percentage of shares of our common stock and, as a result, the trading price for shares of our common stock may be depressed. These shareholders may make decisions that may be adverse to your interests.
Our executive officers and directors (excluding, with respect to Dr. Drakeman, the shares owned by Medarex, Inc., a New Jersey corporation, referred to as Medarex), in the aggregate, beneficially own approximately 5.0% of the shares of our common stock. Moreover, Medarex and Sanofi-Aventis own approximately 20% and approximately 15%, respectively, of the total shares of our common stock outstanding. As a result, Sanofi-Aventis, Medarex and our other principal stockholders, executive officers and directors, should they decide to act together, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors, distribution of dividends, changes to our bylaws and other important decisions, such as future equity issuances. Sanofi-Aventis and Medarex have not entered into any voting agreements or formed a group as defined under the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act.
This significant concentration of share ownership in a limited number of investors may adversely affect the trading price of our common stock because investors often perceive such a concentration as a disadvantage. It could also have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other transactions that could be otherwise favorable to you.
Future sales of shares of our common stock may cause the market price of your shares to decline.
The sale of a large number of shares of our common stock, including through the exercise of outstanding warrants and stock options, following the Combination, or the perception that such sales could occur, could adversely affect the market price of our common stock. In connection with the Combination each of the principal company shareholders and certain executive officers and directors of Epimmune, respectively, who now own in the aggregate approximately 81% of the outstanding shares of our common stock have agreed to restrictions on their ability to dispose of their shares of our common stock and related securities for a period of six months following the Combination. Following these lock-up periods, the principal company shareholders and such executive officers and directors of Epimmune will be free to sell their shares of our common stock (subject to applicable U.S. securities laws), which could cause the market price of such shares of our common stock to decline. Subject to volume restrictions for a further six-month period, 10,658,470 shares including underlying derivative securities, will be eligible for sale in the public markets following the lock-up periods.

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
(b) Changes in Internal Control Over Financial Reporting
Our principal executive officer and principal financial officer also evaluated whether any change in our internal control over financial reporting, as such term is defined under Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, occurred during our most recent fiscal quarter covered by this report that has materially affected, or is likely to materially affect, our internal control over financial reporting. Based on their evaluation, our principal executive officer and principal financial officer concluded that there has been no change in our internal control over financial reporting during our most recent fiscal quarter covered by this report that has materially affected, or is likely to materially affect, our internal control over financial reporting. We are in the process of reviewing our control procedures in connection with account consolidation in order to determine whether additional steps are necessary to strengthen our consolidation process.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time we are involved in certain litigation arising out of our operations. We are not currently engaged in any legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Epimmune’s 2005 Annual Meeting of Stockholders, or the Annual Meeting, was held on August 11, 2005. The matters voted on at the Annual Meeting were:
1.	To approve the issuance of shares of Epimmune’s common stock in accordance with the terms of the Share Exchange Agreement, dated March 15, 2005, as amended, between Epimmune and certain shareholders of IDM S.A., the Put/Call Agreements to be entered into between Epimmune and certain shareholders of IDM, the Option Liquidity Agreements to be entered into between Epimmune and certain option holders of IDM S.A. and the Amended and Restated Preferred Exchange Agreement, dated April 12, 2005, between Epimmune and G.D. Searle LLC.

2.	To approve an amendment of Epimmune’s Amended and Restated Certificate of Incorporation to change the corporate name of Epimmune to “IDM, Inc.”

3.	To approve a series of amendments of Epimmune’s Amended and Restated Certificate of Incorporation as provided below, the specific level of reverse stock split to be determined by Epimmune’s Board of Directors:
A. To effect a one-for-four reverse stock split of the outstanding shares of Epimmune’s common stock.
B. To effect a one-for-five reverse stock split of the outstanding shares of Epimmune’s common stock.
C. To effect a one-for-six reverse stock split of the outstanding shares of Epimmune’s common stock.
D. To effect a one-for-seven reverse stock split of the outstanding shares of Epimmune’s common stock.
E. To effect a one-for-eight reverse stock split of the outstanding shares of Epimmune’s common stock.
F. To effect a one-for-nine reverse stock split of the outstanding shares of Epimmune’s common stock.
G. To effect a one-for-ten reverse stock split of the outstanding shares of Epimmune’s common stock
4.	To approve an amendment of Epimmune’s Amended and Restated Certificate of Incorporation to increase Epimmune’s authorized capital stock to a total of 65,000,000 shares, consisting of 10,000,000 shares of authorized preferred stock and 55,000,000 shares of authorized common stock after giving effect to the reverse stock split.

5.	To approve an amendment of the Epimmune 2000 Stock Plan to increase the number of shares of Epimmune’s common stock available for issuance under the plan by 8,800,000 shares (on a pre-reverse stock split basis).

6.	To approve an amendment of the Epimmune 2001 Employee Stock Purchase Plan to increase the number of shares of Epimmune’s common stock available for issuance under the plan by 185,000 shares (on a pre-reverse stock split basis).

7.	To approve the adoption of the Epimmune Employee Stock Purchase Plan for IDM employees with 215,000 shares (on a pre-reverse stock split basis) of Epimmune’s common stock available for issuance under the plan.

8.	To elect six directors to serve for the ensuing year or until successors are elected.

9.	To ratify the selection by the Board of Directors of Ernst & Young LLP, Independent Registered Public Accounting Firm, as the independent auditors of Epimmune for its fiscal year ending December 31, 2005.
At the Annual Meeting and on a pre-reverse split basis, 14,774,919 shares of Common Stock out of a total of 16,023,786 shares of Common Stock outstanding at the record date were represented in person or by proxy, 859,666 shares of Series S Preferred Stock (1,237,950 on an as converted to common stock basis) out of a total of 859,666 shares of Series S Preferred Stock (1,237,950 on an as converted to common stock basis) outstanding at a record date were represented in person or by proxy and 549,622 shares of Series S-1 Preferred Stock out of a total of 549,622 shares of Series S-1 Preferred Stock outstanding at the record date were represented in person or by proxy. The holder of preferred stock votes its shares on all matters to be voted upon at the Annual Meeting on an as-converted to common stock basis.
The results of the stockholders’ vote on each matter are set forth below:
1.	Approval of the issuance of shares of Epimmune’s common stock in accordance with the terms of the Share Exchange Agreement, the Put/Call Agreements, the Option Liquidity Agreements and the Amended and Restated Preferred Exchange Agreement.

Votes
For	10,680,600
Against	1,833,451
Abstain	26,954
Broker Non-Votes	4,021,486
2.	Approval of an amendment of Epimmune’s Amended and Restated Certificate of Incorporation to change the corporate name of Epimmune to “IDM, Inc.”

Votes
For	14,782,979
Against	1,733,563
Abstain	45,949
Broker Non-Votes	0

3.	Approval of a series of amendments of Epimmune’s Amended and Restated Certificate of Incorporation as provided below, the specific level of reverse stock split to be determined by the Board:

A.	To effect a one-for-four reverse stock split of the outstanding shares of Epimmune’s common stock.

Votes
For	9,943,646
Against	2,571,406
Abstain	35,393
Broker Non-Votes	4,012,046
B.	To effect a one-for-five reverse stock split of the outstanding shares of Epimmune’s common stock.

Votes
For	9,687,408
Against	2,802,693
Abstain	60,344
Broker Non-Votes	4,012,046
C.	To effect a one-for-six reverse stock split of the outstanding shares of Epimmune’s common stock.

Votes
For	9,642,005
Against	2,846,496
Abstain	61,944
Broker Non-Votes	4,012,046
D.	To effect a one-for-seven reverse stock split of the outstanding shares of Epimmune’s common stock.

Votes
For	9,624,927
Against	2,862,974
Abstain	62,544
Broker Non-Votes	4,012,046
E.	To effect a one-for-eight reverse stock split of the outstanding shares of Epimmune’s common stock.

Votes
For	9,608,783
Against	2,880,118
Abstain	61,544
Broker Non-Votes	4,012,046
F.	To effect a one-for-nine reverse stock split of the outstanding shares of Epimmune’s common stock.

Votes
For	9,616,065
Against	2,872,712
Abstain	61,544
Broker Non-Votes	4,012,170

G.	To effect a one-for-ten reverse stock split of the outstanding shares of Epimmune’s common stock.

Votes
For	10,447,732
Against	2,057,026
Abstain	45,687
Broker Non-Votes	4,012,046
4.	Approval of an amendment of Epimmune’s Amended and Restated Certificate of Incorporation to increase Epimmune’s authorized capital stock to a total of 65,000,000 shares, consisting of 10,000,000 shares of authorized preferred stock and 55,000,000 shares of authorized common stock after giving effect to the reverse stock split.

Votes
For	10,524,610
Against	1,977,504
Abstain	48,331
Broker Non-Votes	4,012,046
5.	Approval of an amendment of the 2000 Plan to increase the number of shares of Epimmune’s common stock available for issuance under the plan by 8,800,000 shares.

Votes
For	9,356,071
Against	2,885,202
Abstain	309,172
Broker Non-Votes	4,012,046
6.	Approval of an amendment of the Purchase Plan to increase the number of shares of Epimmune’s common stock available for issuance under the plan by 185,000 shares.

Votes
For	10,442,294
Against	2,019,553
Abstain	88,598
Broker Non-Votes	4,012,046
7.	Approval of the adoption of the French Purchase Plan with 215,000 shares of Epimmune’s common stock available for issuance under the plan.

Votes
For	11,231,344
Against	1,246,403
Abstain	72,698
Broker Non-Votes	4,012,046

8.	Election of six directors to serve for the ensuing year or until successors are elected.

Nominees	For	Withheld
Howard E. Greene, Jr.	14,229,129	2,333,362
William T. Comer, Ph.D.	15,045,397	1,517,094
Michael G. Grey	14,788,084	1,774,407
Georges Hibon	14,780,884	1,781,607
Emile Loria, M.D.	14,696,306	1,886,185
John P. McKearn, Ph.D.	15,045,797	1,516,694
9.	Ratification of the selection by the Board of Ernst & Young LLP as independent registered public accounting firm of Epimmune for its fiscal year ending December 31, 2005.

Votes
For	16,176,531
Against	262,514
Abstain	114,006
Broker Non-Votes	9,440
ITEM 6. EXHIBITS

Exhibit 3.1	Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 2, 1991.(1)

Exhibit 3.2	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on April 2, 1993.(2)

Exhibit 3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 5, 1995.(3)

Exhibit 3.4	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 5, 1995.

Exhibit 3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 2, 1998.(4)

Exhibit 3.6	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 2, 1998.(4)

Exhibit 3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 12, 1998.(5)

Exhibit 3.8	Certificate of Designations of the Series S and Series S-1 Preferred Stock filed with the Secretary of State of Delaware on June 29, 1999.(6)

Exhibit 3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 1, 1999.(7)

Exhibit 3.10	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on September 23, 1999.(8)

Exhibit 3.11	Certificate of Decrease of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on September 23, 1999.(8)

Exhibit 3.12	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 17, 2004.(9)

Exhibit 3.13	Amended and Restated Bylaws of the Registrant.(10)

Exhibit 3.14	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on August 15, 2005.(16)

Exhibit 3.15	Certificate of Ownership and Merger, filed with the Secretary of State of Delaware on August 15, 2005.(16)

Exhibit 4.1	Reference is made to Exhibits 3.1 through 3.15.

Exhibit 4.2	Specimen certificate of the common stock.(1)

Exhibit 10.1	Share Exchange Agreement dated March 15, 2005 among Epimmune Inc. and certain shareholders of IDM S.A.(11)

Exhibit 10.3	Amendment No. 1 (to the Share Exchange Agreement) dated March 15, 2005 among Epimmune Inc. and certain shareholders of IDM S.A.(11)

Exhibit 10.4	Voting Agreement dated March 15, 2005 among Epimmune Inc., Hélène Ploix, as the Shareholder Representative, and certain stockholders of Epimmune Inc.(11)

Exhibit 10.5	Preferred Exchange Agreement dated March 15, 2005.(11)

Exhibit 10.6	Employment Agreement with Emile Loria, M.D. dated March 17, 2005.(11)

Exhibit 10.7	Employment Agreement with Mark Newman, Ph.D. dated March 17, 2005.(11)

Exhibit 10.8	Employment Agreement with Robert De Vaere dated March 17, 2005.(11)

Exhibit 10.9	Amended and Restated Preferred Exchange Agreement dated April 12, 2005.(12)

Exhibit 10.10	Amendment No. 2 (to the Share Exchange Agreement) dated April 21, 2005 among Epimmune Inc. and certain shareholders of IDM S.A.(13)

Exhibit 10.11	Amendment No. 3 (to the Share Exchange Agreement) dated May 31, 2005 among Epimmune Inc. and certain shareholders of IDM S.A.(14)

Exhibit 10.12	Amendment No. 4 (to the Share Exchange Agreement) dated June 30, 2005 among Epimmune Inc. and certain shareholders of IDM S.A.(15)

Exhibit 10.13	Amendment No. 5 (to the Share Exchange Agreement) dated August 16, 2005 among Epimmune Inc. and certain shareholders of IDM S.A.(16)

Exhibit 10.14	Employment Agreement with Jean-Loup Romet-Lemonne, M.D. dated April 21, 2005.(16)

Exhibit 10.15	Indemnity Escrow Agreement dated August 16, 2005, among Epimmune Inc., Helene Ploix, as designated representative of certain shareholders of IDM S.A. and U.S. Bank National Association.(16)

Exhibit 10.16	Form of Option Liquidity Agreement between Epimmune Inc. and certain shareholders of IDM S.A.(17)

Exhibit 10.17	Form of Put/Call Agreement between Epimmune Inc. and certain shareholders of IDM S.A.(17)

Exhibit 10.18	Form of Stock Option Agreement under the 2000 Plan. (18)

Exhibit 10.19	Form of Deferred Issuance Restricted Stock Bonus Agreement under the 2000 Plan. (18)

Exhibit 10.20	Form of French Participants Deferred Issuance Restricted Stock Bonus Agreement under the 2000 Plan.

Exhibit 10.21	Form of French Annex Stock Option Agreement under the 2000 Plan.

Exhibit 10.22	2000 Stock Plan, as amended. (17)

Exhibit 10.23	Third Amendment of the License Agreement to Hepatitis Virus Immunology and Immunotherapy between The Scripps Research Institute and Epimmune Inc., dated July 30, 2005. (19)

Exhibit 10.24	Fourth Amendment of the License Agreement between IDM Pharma, Inc. and Innogenetics N.V., dated September 28, 2005.

Exhibit 10.25	Fourth Amendment of the Collaboration Agreement between IDM Pharma, Inc. and Innogenetics N.V., dated September 28, 2005. (19)

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

(1)	Incorporated by reference to the Company’s Form S-1 Registration Statement and Amendments thereto filed with Securities and Exchange Commission (the “SEC”) (File No. 33-43356).

(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 22, 1993.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the SEC on March 31, 1995.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, filed with the SEC on August 14, 1998.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the SEC on November 16, 1998.

(6)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on July 16, 1999.

(7)	Incorporated by reference to the Company’s Definitive Proxy Statement, filed with the SEC on Form DEF 14A on July 28, 1999.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed with the SEC on November 15, 1999.

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on July 2, 2004.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the SEC on March 29, 2002.

(11)	Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on March 18, 2005.

(12)	Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on April 18, 2005.

(13)	Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on April 22, 2005.

(14)	Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on June 2, 2005.

(15)	Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on July 7, 2005.

(16)	Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on August 17, 2005.

(17)	Incorporated by reference to our Definitive Proxy Statement on Form DEFM14A, filed with the SEC on June 30, 2005.

(18)	Incorporated by reference to our Securities to be Offered to Employees in Employee Benefit Plans on Form S-8, filed with the SEC on September 8, 2005.

(19)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

IDM PHARMA, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDM PHARMA, INC.

Dated: November 14, 2005	By:	/s/ Jean-Loup Romet-Lemonne

Jean-Loup Romet-Lemonne, M.D. Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: November 14, 2005	By:	/s/ Robert De Vaere

Robert De Vaere Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)