Form 10-K
period 2005-12-31
IDM PHARMA, INC.
filed 2006-03-31
CIK 822206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 0-19591
IDM PHARMA INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0245076
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9 Parker, Suite 100, Irvine, CA 92618
(Address of Principal executive offices)
Registrant’s telephone number, including area code:
(949) 470-4751
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐         No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):    Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐         No ☑
     The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $11.5 million, based on the closing price on that date of Common Stock on the Nasdaq National Stock Market.*
     The number of shares outstanding of the registrant’s Common Stock, $.01 par value, was 13,353,838 as of March 29, 2006.

*	Excludes 297,356 shares of Common Stock held by directors and officers and stockholders whose ownership exceeds 10% of the Common Stock outstanding on June 30, 2005. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

PART I
Item 1. Business
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risks
Item 8. Consolidated Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF ERNST & YOUNG AUDIT, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EXHIBIT 10.44
EXHIBIT 10.49
EXHIBIT 10.50
EXHIBIT 10.51
EXHIBIT 10.52
EXHIBIT 10.53
EXHIBIT 10.54
EXHIBIT 10.55
EXHIBIT 10.56
EXHIBIT 10.57
EXHIBIT 10.58
EXHIBIT 10.59
EXHIBIT 10.60
EXHIBIT 10.61
EXHIBIT 10.62
EXHIBIT 10.63
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 23.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I

Item 1.	Business
Forward Looking Statements
      Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. These statements reflect management’s current views with respect to future events and financial performance and actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those discussed in the description of our business below and the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other filings with the Securities and Exchange Commission, or SEC. We expressly disclaim any intent or obligation to update these forward-looking statements, except as required by law.
      Junovantm is our trademark, Dendritophages®, Bexidem®, Uvidem®, Eladem®, Collidem® and Osidem® are our registered trademarks. All other trademarks or trade names appearing in this report are the property of their respective holders.
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
Overview
      We are a biopharmaceutical company focused on developing innovative products to treat and control cancer while maintaining the patient’s quality of life. We were incorporated in Delaware in July 1987.

Business Combination
      On August 16, 2005, Epimmune Inc., a Nasdaq National Market listed company, completed a share exchange transaction with the shareholders of Immuno-Designed Molecules, S.A. and related transactions, referred to as the Combination, pursuant to a share exchange agreement, dated March 15, 2005, as amended, referred to as the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, Epimmune issued approximately 10.6 million shares of its common stock, after adjusting for a one-for-seven reverse stock split that it effected on August 15, 2005, referred to as the Reverse Split in connection with the Share Exchange Agreement, in exchange for all of IDM S.A.’s outstanding common stock, except for shares held in plan d’épargne en action, referred to as the PEA Shares. In connection with the Combination, Epimmune’s outstanding Series S and Series S-1 preferred stock was also exchanged for a total of 278,468 shares of Epimmune’s common stock, after giving effect to the Reverse Split, pursuant to an amended and restated preferred exchange agreement dated April 12, 2005, between Epimmune and G.D. Searle, LLC, an affiliate of Pfizer Inc., the holder of all of the outstanding shares of preferred stock of Epimmune. In connection with the closing of the Combination, Epimmune changed its name from Epimmune Inc. to IDM Pharma, Inc. and changed its ticker symbol on the Nasdaq National Market to “IDMI,” and IDM S.A. became our subsidiary.
      Because the former IDM S.A. shareholders held approximately 81% of our outstanding common stock after the Combination, IDM S.A.’s designees to our Board of Directors represent a majority of our Board of Directors and IDM S.A.’s senior management represents a majority of our senior management, IDM S.A. is deemed to be the acquiring company for accounting purposes and the Combination has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States. Accordingly, our historical financial statements prior to the Combination are the financial statements of IDM S.A.

Sale of Our Infectious Disease Business
      On December 30, 2005, we completed the sale of specific assets related to our infectious disease programs and certain other assets to Pharmexa A/ S for $12.0 million in net cash. As a result, we are now focusing our resources on our cancer programs.

Product lines
      We are currently developing two lines of products designed to stimulate the patient’s immune response:

•	to destroy cancer cells remaining after conventional therapies, and

•	to prevent tumor recurrence.
      Our first line of product candidates, which are designed to destroy residual cancer cells, is based on in vivo or ex vivo activation of certain immune cells called macrophages.
      Our lead product candidate, Junovan (previously known as Mepact or L-MTP-PE), is part of this new family of immunotherapeutic agents that activate the body’s natural defenses. Junovan activates macrophages in vivo (meaning inside the body), in order to enhance their ability to destroy cancer cells. We are developing Junovan for the treatment of osteosarcoma, the most common type of bone cancer. This rare, aggressive bone tumor principally affects adolescents and young adults. Junovan has received orphan drug designation in the United States and the European Union for this indication, permitting it to benefit from a set of laws encouraging the development of treatments for rare diseases. A Phase III clinical trial was completed for Junovan, involving almost 800 patients over a six-year period. Statistical analyses indicate that the use of Junovan prolongs disease-free and overall survival of osteosarcoma patients. We are currently preparing marketing authorization applications for submission in the United States with the U.S. Food and Drug Administration, referred to as the FDA, and in Europe with the European Medicines Agency, referred to as the EMEA. We may request fast track designation, which would allow for expedited regulatory review of these applications. We have exclusive worldwide sales and marketing rights for Junovan, except in the UK, Ireland, Israel and South East Europe where we licensed distribution rights to third parties.
      The other type of product that we are developing to destroy residual cancer cells involves MAK cells, or Monocyte-derived Activated Killer cells. We produce MAK cells from the patient’s own white blood cells by activating these cells ex vivo (meaning outside the body) to allow them to recognize and destroy tumor cells. Our MAK cell products are designed to be reinjected into the patient to act locally and kill cancer cells. We have one MAK cell product in clinical development, Bexidem, which is in Phase II/ III clinical development for the treatment of superficial bladder cancer. Our pilot Phase I/ II clinical trial for Bexidem demonstrated potential clinical efficacy and that the product was well-tolerated. We have exclusive worldwide sales and marketing rights for Bexidem.
      Our second line of product candidates designed to prevent tumor recurrence includes both synthetic and cell-based therapeutic cancer vaccines. We have three of these products currently in clinical development.
      Synthetic vaccines are mixtures, or “cocktails,” of synthetic peptides derived from well-characterized tumor antigens. They are formulated with an immune system stimulant and are directly injected into the patient to specifically activate the immune system to recognize and kill tumor cells that display these antigens on their surface. We have one synthetic vaccine in clinical development, EP-2101, which is being evaluated in a Phase II clinical trial for the treatment of non-small cell lung cancer.
      Our cell-based vaccines include Dendritophages that are dendritic cells, a type of specialized immune cells derived from the patient’s own white blood cells. Dendritophages are exposed to tumor cell antigens in our production facility and then reinjected into the patient in order to stimulate the immune system to recognize and kill tumor cells that display these antigens on their surface. We currently have two products based on Dendritophages in clinical trials: the first, Uvidem, which we jointly developed with Sanofi-Aventis

S.A., is in Phase II for the treatment of melanoma; and the second, Collidem, is in Phase I/ II for the treatment of colorectal cancer.
      MAK cells and Dendritophages are types of Cell Drugs, a term we use to refer to therapeutic products derived from the patient’s own white blood cells.
      We control proprietary technology rights in the following areas:

•	for our products that are designed to destroy residual cancer cells, we have rights to both non-cellular immunotherapies that stimulate the immune system non-specifically such as Junovan, and cellular immunotherapies that use activated macrophages, such as Bexidem,

•	for our Dendritophage products that are designed to prevent tumor recurrence, we have rights to specific immunotherapies using dendritic cell vaccines, a type of therapeutic cancer vaccine, and

•	for our synthetic vaccines, we have rights to specific combinations of peptides and analogs of peptides called epitopes
      We have entered into a number of collaborations with academic and non-academic institutions and pharmaceutical companies, which are described in more detail under “Collaboration Agreements and Licenses” below. One of our key collaborations is with Sanofi-Aventis for the development and commercialization of Cell Drugs over a ten-year period. As part of this collaboration, Sanofi-Aventis owns approximately 14.9% of our common stock. We also have an agreement with Medarex, Inc., a leader in the development of antibody-based therapies. Medarex owns approximately 19.7% of our common stock. In addition, we have an agreement with Novartis granting us an exclusive, worldwide license to Junovan, an agreement with Pharmexa Inc. for technology access to an epitope identification system and PADRE, a universal immunostimulant, and an agreement with Biotecnol for the manufacturing of interleukin 13, or IL-13, a biological compound that contributes to the transformation of white blood cells into Dendritophages. We also have agreements for the distribution of Junovan with Cambridge Laboratories for the United Kingdom and Ireland, with Medison Pharma for Israel and with Genesis Pharma for South East Europe.
Industry and Scientific Background
      Cancer is a group of related diseases characterized by uncontrolled proliferation of abnormal cells. It is caused or promoted by both internal factors, such as immune conditions, hormones and inherited mutations and external factors, such as tobacco, radiation, chemicals and viruses. Cancer cells accumulate locally, forming tumors, and can spread throughout the body, a process known as metastasis. Proliferating tumors can destroy normal tissue and organs and ultimately result in death.
      Each year, there are an estimated 10 million new cases of cancer globally, of which almost half are in Asia, slightly over a quarter in Europe and 14% in North America, based on information from the World Health Organization. The World Cancer Report estimates that the incidence of cancer between 2003 and 2020 could increase by 50% to 15 million cases annually.
      According to the American Cancer Society, cancer is the second leading cause of death in the United States, exceeded only by heart disease. The cancer death rate was 4% higher in 2000 than in 1950, according to American Cancer Society estimates, despite a decrease in death rates for other major chronic diseases during this period. The American Cancer Society also estimates that almost 1.4 million people in the United States will be diagnosed with cancer in 2006 and about 565,000 people will die from the disease. According to the American Cancer Society, lung and bronchus cancer is expected to be the most common fatal cancer in men, representing approximately 31% of cancer deaths, followed by colon and rectal cancers (10%) and prostate (9%). In women, lung and bronchus cancer is also expected to be the most common fatal cancer, representing approximately 26% of cancer deaths, followed by breast (15%) and colon and rectal cancers (10%). As cancer is a disease that may progress slowly, the total number of people living with cancer significantly exceeds the number of patients diagnosed with cancer in a given year.

      The following table summarizes estimates of new cases for the leading types of cancer and related deaths in the United States in 2006:

	Estimated Number in the U.S. in
	2006

	New Cancer Cases	Cancer Deaths

Type of Cancer
Prostate	234,460	27,350
Breast	214,640	41,430
Lung and Bronchus	174,470	162,460
Colon/ Rectum	148,610	55,170
Lymphoma	66,670	20,330
Melanoma — skin	62,190	7,910
Urinary Bladder	61,420	13,060
Kidney and Renal Pelvis	38,890	12,840
Leukemia	35,070	22,280
Pancreas	33,730	32,300
Liver and intrahepatic bile duct	18,510	16,200
Bones and Joints	2,760	1,260
Other	308,370	152,240

TOTAL	1,399,790	564,830

Source:	American Cancer Society.
     The treatment of cancer is characterized by a considerable unmet medical need because traditional therapies generally do not cure cancer and their benefits are often limited by the side effects associated with their use. The goal for effective cancer treatment is the complete elimination of cancer cells at the site of tumor origin, as well as at sites to which they have spread. Many kinds of malignant cancer can be put into remission, meaning there is no clinical evidence of disease, using current standard therapies such as surgery, chemotherapy, radiation therapy and hormone therapy. However, the majority of malignant cancers will recur as a result of microscopic deposits of tumor cells that remain undetected or tumor regrowth. In addition, many tumors are inoperable or resistant to chemotherapy either from the beginning of treatment, or after prolonged treatment.
      Moreover, radiation and chemotherapy are highly toxic and affect healthy cells as well as cancer cells, causing impairment of the immune system and severe side effects in rapidly dividing tissues such as blood cells and cells lining the digestive tract.
      Population demographics, increasing disease incidence, improvements in early diagnosis and new innovative and costly therapies are expected to drive growth in the global market for oncology drugs.
The Immune System and Our Therapeutic Approaches
      Our core area of expertise lies in understanding and enhancing immune response. The human immune system plays a crucial role in the body’s defense against cancer and infectious diseases. The immune system has multiple mechanisms for combating diseases, including macrophage-based and lymphocyte-based immune responses. Our products are designed to enhance the body’s natural immune defenses against cancer by stimulating these two response mechanisms, as described below.

Our Products to Destroy Residual Cancer Cells
      Macrophages are large white blood cells capable of ingesting microbes and diseased cells, including cancer cells. They begin their life in the bone marrow, enter the blood where they are known as monocytes and then mature into macrophages upon entering tissues. Some macrophages are naturally attracted by tumors, where they can either facilitate tumor growth or destroy tumor cells. Macrophage activators can be used to manipulate this dual function of macrophages. The ability of macrophages to destroy tumor cells can be harnessed by reprogramming the macrophages inside the patient’s body or by activating macrophages outside the body and reinjecting them into the patient. Even though the attraction of macrophages to cancer cells occurs naturally, it can be amplified by the presence of specific antibodies. Antibodies recognize and bind to specific molecular structures called antigens that are displayed on cell surfaces. Cancer cells have been found to express a high level of certain antigens on their surface that may allow them to be distinguished from normal cells by the immune system.
      Macrophages can be activated either inside or outside the body. Our lead product candidate, Junovan, is one of a family of macrophage activators, or immune system stimulants, that activate macrophages inside the body. Junovan is a fully synthetic chemical entity based on bacterial cell wall components and designed to activate macrophages in the body. It is administered in a formulation that promotes selective delivery to lung and liver macrophages. Extensive development of Junovan has been completed, including a large randomized Phase III study in patients with osteosarcoma, a type of bone cancer. Junovan has received orphan drug designation in the United States and the European Union for use in this cancer indication.
      Macrophages can also be produced and activated outside the human body. We have developed a process for activating macrophages to convert them into MAK cells outside the body by taking the patient’s own monocytes and activating them using a synthetic version of a natural activator called gamma interferon. For certain MAK cell products, we combine these activated macrophages with antibodies to allow them to target specific cancer cells. Pharmacological studies of tumor-bearing rodents have shown evidence of significant regression of experimental tumors after treatment with MAK cells. Phase I/ II clinical trials were undertaken in human patients with mesothelioma, a type of lung cancer usually associated with exposure to asbestos, bladder cancer and ovarian cancer. These studies established that local injection of up to one billion MAK cells in the pleural cavity, bladder or peritoneum is well-tolerated. No significant serious adverse events were attributed to the MAK cell products administered in the more than 100 patients treated so far by local injection in these locations. We have one MAK cell product currently in clinical development, Bexidem, which is in Phase II/ III clinical development for the treatment of superficial bladder cancer.

Our Products to Prevent Tumor Recurrence
      In the field of clinical immunology it is generally agreed that an efficient vaccine must include three key components:

•	one or several antigens against which an immune reaction will be triggered,

•	a delivery vehicle which will deliver the antigen to the appropriate immune system cells at the correct time, and

•	an immune system stimulant which will enhance the elicited immune reaction.
      We have assembled a broad platform of patented technologies covering all three components.

Antigens
      Clearance of infectious pathogens and tumor control or regression as a response to immunotherapy are associated with cellular and antibody mediated or humoral immune reactions. Specialized immune cells called T lymphocytes, also known as T cells, circulate in the bloodstream and throughout the body to target and destroy tumor cells or pathogens that they have been “educated” to recognize. This recognition occurs when circulating T lymphocytes are specifically attracted to antigen fragments, known as antigen-specific epitopes, which are presented on the surface of cancer cells or cells infected with pathogens. T cells become educated and activated when they are first presented such specific epitopes by other immune system cells called dendritic cells. For this exposure to be effective, the epitopes must be located on specific molecules, called MHC molecules, present on the surface of dendritic cells. Educated T cells initially circulate in the blood, then remain in the lymph nodes in order to preserve an immune memory, thereby facilitating a long-lived immune response that can mediate its effect upon reappearance of the same pathogen or tumor.

      Through our agreement with Pharmexa, we have access to an epitope identification system called EIS® to rapidly identify antigen-specific epitopes from the genetic information of tumor-associated antigens. Using EIS, we have identified epitopes for a number of indications, including lung, colon and breast cancers. The identified epitopes include those that are recognized by cytotoxic T cells called CTL epitopes, and those recognized by helper T cells called HTL epitopes. Among the identified epitopes, those that are selected have the highest affinity for their interaction with MHC molecules and are therefore the most potent for inducing immune responses. EIS is also used to modify epitopes to increase or potentially decrease ability to induce immune responses.

Delivery vehicles
      T cells are educated and activated in lymph nodes when they are exposed to epitopes which are delivered by other specialized immune cells known as dendritic cells. To successfully encounter and educate naïve T cells, dendritic cells must first be exposed to the relevant antigens, known as antigen loading, and must then migrate to the lymph nodes. Antigen loading occurs when specific antigens or fragments of the antigen called peptides are taken up by dendritic cells naturally residing inside the patient’s body or by preparing loaded dendritic cells outside the body and reinjecting them into the patient. Once taken up, antigens or peptides are broken into pieces that include the epitopes which are then transferred to the MHC molecule on the surface of the dendritic cell. We use several proprietary technologies to either deliver antigens or peptides directly inside the patient’s body or deliver ex vivo antigen-loaded dendritic cells into the patient.
      We have developed a method for the ex vivo generation of monocyte-derived dendritic cells, or Dendritophages, using IL-13, a biological compound that contributes to the transformation of white blood cells into Dendritophages. In our good manufacturing practices, or GMP, compliant manufacturing facilities, we generate Dendritophages and expose them to relevant antigens or epitopes before reinjection into the patient. The effects of Dendritophages loaded with a recombinant protein, tumor cell lysates which are a type of cell extract, or epitopes have been or are currently being studied in Phase I/ II clinical trials. We currently have two products based on Dendritophages in clinical development: Uvidem®, which we jointly developed with Sanofi-Aventis, in Phase II for the treatment of melanoma and Collidem®, in Phase I/ II for the treatment of colorectal cancer.
      Antigens can also be delivered into the patient without cells, using alternative vehicles. We have initiated a partnership with the Walter Reed U.S. Army Institute for the use of a liposomal formulation of a proprietary antigen, the human KSI/4 antigen, or KSA, which is expressed on many types of cancers including breast, colon, lung and prostate. Liposomes are spherical vessels that are similar to cellular membranes. Selected antigen(s) can be trapped or encapsulated within the spherical structure of liposomes together with an immune system stimulant. They are used to deliver that antigen directly into the patient, for uptake by immune system antigen presenting cells such as macrophages and dendritic cells. The liposomal formulation facilitates the uptake process, and enhances the likelihood of an immune response being induced. Our joint development program with the Walter Reed Institute is focused on the treatment of prostate cancer.

Immune system stimulants
      The induction of a potent immune response against a pathogen or a cancer cell requires that appropriate stimulants be used. Immune stimulants, depending on their composition, can be effective at several stages in the immune cycle. When dendritic cells process antigens, stimulants will activate and mature them into a state where antigen presentation to T cells is enhanced. At a later stage, dendritic cells loaded with common antigens or peptides will generally educate and activate cytotoxic T cells, but simultaneous activation of helper T cells may be useful to trigger a more robust immune response.
      We currently utilize a purified extract of bacterial cell membrane, FMKP, which is added in the last steps of its GMP manufacturing process, in order to mature dendritic cells into potent antigen presenting cells capable of optimal induction of T-cell responses.
      In order to elicit helper T cell activation, we also have access to PADRE through a license from Pharmexa. The PADRE technology consists of a family of proprietary molecules that are potent, synthetic, universal epitopes for helper T-cells. PADRE induces important signals that activate helper T cells. When combined with vaccines, PADRE assists in boosting the helper T cell response, which in turn augments both cellular and antibody responses.
Advantages of our Approaches
      We believe that our immunotherapy products represent a significant innovation in the development and delivery of cancer therapeutics and consider them to be more attractive than existing approaches for the following reasons:

•	Multiple and Complementary Product Categories. We use different innovative approaches to fight cancer. We use both ex vivo and in vivo activation of immune cells to stimulate and enhance the body’s natural defenses. We are developing products to destroy residual cancer cells, such as our macrophage activators and our MAK-based products, and products to prevent tumor recurrence, such as our synthetic-peptides-based or Dendritophage- based cancer treatments.

•	Unique Macrophage-Based Approach. To our knowledge, we are the only company that is developing products based on activation of macrophages both inside and outside the body. These include our MAK cell products and Junovan.

•	Benefits of Ex-Vivo Engineering of Dendritophages. Our Dendritophages are produced outside the body and therefore in isolation from the potential negative effects of cancer on dendritic cell function. As a result, we believe that our Dendritophages are able to trigger a broad immune response and that they should continue to function after injection into a cancer patient.

•	Potential Product Synergies. Our immune system stimulants, such as Junovan, have independent therapeutic activity as well as the potential to enhance the activity of some of our Cell Drugs. If successful, these products could be used in combination, increasing their potential value for the treatment of patients.

•	Low Toxicity and Well-Tolerated. Unlike chemotherapy and other conventional cancer treatments, our multiple approaches to immunotherapy have been shown in clinical trials to have low toxicity and to be well-tolerated.

•	Designed to Treat a Wide Variety of Cancers. By combining our MAK cells with certain antibodies and our Dendritophages with a variety of antigens, or by changing the mix of synthetic peptides, we are able to develop new product opportunities for the treatment of a variety of cancers. We are currently evaluating the efficacy of our products for treatment of different types of cancer, including non-small cell lung, colorectal, bladder and melanoma.

•	Use of Epitopes in Vaccine Development. By selectively modifying epitopes included in our synthetic vaccines, we believe we can enhance the desired immune response, and by using multiple epitopes from multiple tumor-associated antigens, increase the likelihood the vaccine will continue to elicit an effective immune response if the tumor changes.
Products in Development
      A Phase III trial has been completed for our lead product candidate, Junovan. We have four other product candidates in clinical development, and two product candidates in preclinical development. Our research programs are described below under the caption “Our Basic Research Programs.” Our products in preclinical and clinical development are summarized in the following table:

Product Candidate	Description	Primary Indication(s)	Status*	Marketing Rights

Product Candidates to Destroy Residual Cancer Cells
Junovan	Liposomal muramyl- tripeptide phosphatidylethanol- amine	Osteosarcoma	Phase III trial completed	IDM + Cambridge Labs (United Kingdom and Ireland), Medison Pharma (Israel) and Genesis Pharma (South East Europe)
Bexidem	MAK	Bladder cancer	Phase II/III	IDM
Jenact	Synthetic salt of lipopeptide derivative initially isolated from the membrane of gram negative bacteria	Lung or liver metastases in relevant cancers	Preclinical	IDM
Product Candidates to Stimulate an Immune Response and Prevent Tumor Recurrence
Uvidem	Dendritophage + melanoma tumor cell lysates	Melanoma	Phase II	Sanofi-Aventis
EP-2101	Multiple tumor- specific CTL epitopes	Non-Small Cell Lung cancer	Phase II	IDM
Collidem	Dendritophages + specific antigen peptides	Colorectal cancer	Phase I/II	IDM
Liposomal KSA	Liposomal formulation of KSA antigen	Breast, colon, lung and prostate cancers	Preclinical	IDM

*	Human clinical trials are usually conducted in three sequential phases that may overlap. In Phase I, the drug is typically introduced into healthy human subjects to determine the initial safety profile, identify side effects and evaluate dosage tolerance, distribution and metabolism. In Phase II, the drug is studied in a limited patient population with the target disease to determine preliminary efficacy and optimal dosages and to expand the safety profile. In certain cases, regulatory authorities may permit Phase I and Phase II to be combined into a single Phase I/ II trial by accepting a Phase II protocol in which the first few patients are more specifically tested for safety and tolerance. This is particularly true in instances where it may be inappropriate to conduct Phase I studies in normal volunteers, such as is the case with our cellular products. In Phase III, large-scale comparative trials are conducted in patients with the target disease to provide sufficient data for the proof of efficacy and safety required by regulatory agencies. Regulatory authorities may permit Phase II and Phase III to be combined into a single Phase II/ III trial by accepting a protocol that typically includes a planned interim analysis after an initial group of patients (Phase II) is treated to help guide a decision about continuation or modification for the Phase III portion. The total number of patients necessary for the Phase III study to be significant is determined as a function of these results. Preclinical studies involve laboratory evaluation of product characteristics and ex vivo and/or animal studies to assess the potential efficacy and safety of the product, as well as development of manufacturing processes for clinical production.

Our Products in Clinical Trials

Our Products to Destroy Residual Cancer Cells
      Junovan for Treatment of Osteosarcoma. Junovan is an immune system stimulant that we are developing for the treatment of osteosarcoma, which is a rare aggressive bone tumor that occurs primarily in adolescents and young adults. Current standard therapy includes surgical removal of the primary tumor and systemic chemotherapy. Long-term disease-free survival can be achieved in up to 65% of patients diagnosed without metastases. The others will relapse, typically with metastases in the lungs. When the lung nodules can be completely removed, the 5-year survival rate is between 20% and 45%, but is reduced to less than 5% for those patients that are inoperable. The incidence of osteosarcoma is low, with approximately 900 new cases per year in the United States, mostly among children and adolescents, qualifying Junovan for orphan drug designation in the United States for this disease in 2001. We have also received orphan drug designation for Junovan in the European Union in 2004. This designation allows us to benefit from certain advantages during the regulatory process for marketing approval.
      A randomized Phase III study of Junovan in 793 patients for the treatment of newly diagnosed osteosarcoma in combination with a three- or four-drug chemotherapy regimen was conducted by Children’s Oncology Group, under an investigational new drug application, or IND, granted by the FDA and held by the National Cancer Institute, prior to our purchase of Junovan in 2003. Statistical analyses indicate that the use of Junovan prolongs the disease-free and overall survival of osteosarcoma patients. Junovan is currently limited for clinical investigational use only; its safety and efficacy have not been reviewed or approved for commercial distribution by any regulatory agencies. We are currently preparing marketing authorization applications for submission in the United States and Europe, which we expect to submit in 2006. If our applications are submitted as planned and are accepted by the respective agencies, and if we receive regulatory approval, we intend to start commercializing Junovan in 2007.
      The statistical significance of the Phase III trial results summarized below is expressed by the p-values from a stratified log-rank test. The stratified log-rank test is a statistical tool used to compare disease-free survival, or DFS, and overall survival, or OS, for patients who received treatment with chemotherapy with the addition of Junovan, with DFS and OS for patients who received treatment with chemotherapy without Junovan, while adjusting for the use of ifosfamide, a chemotherapy agent. The stratified log-rank test is also performed to compare DFS and OS for patients who received treatment with chemotherapy with the addition of ifosfamide, with DFS and OS for patients who received treatment with chemotherapy without ifosfamide, while adjusting for Junovan use. The reference to p-value means the probability of being wrong when asserting that a true difference exists between the results for the patients who received the investigational treatment versus those who did not. As summarized in the following table, the p-values from the stratified log-rank test for 664 eligible patients with non-metastatic disease that was amenable to surgery were 0.030 for disease-free survival and 0.039 for overall survival. Generally, a p-value less than 0.05 is considered by regulatory agencies to be indicative of a significant difference. However, the p-values in the following table should be compared with 0.04 rather than the usual 0.05 because of adjustments made to accommodate interim analyses that were done during the conduct of the trial. We can make no assurances that the FDA or any other regulatory body will find the Phase III trial results and other data on Junovan described below sufficient to support approval for marketing Junovan.

Stratified Log-Rank Analysis of Disease Free Survival (DFS) and Overall Survival (OS) for Eligible Patients with Non-
Metastatic Disease that was Amenable to Surgical Removal

Testing for Effect of Junovan		Testing for Effect of Ifosfamide

DFS	OS	DFS	OS

0.030	0.039	0.934	0.992

      As shown in the table, after this adjustment, both DFS and OS were significantly improved for those patients who received Junovan compared to those patients who received chemotherapy only, but were not improved by the addition of ifosfamide to a chemotherapy treatment. The most frequent adverse events were those typically associated with intensive chemotherapy.
      In a single-arm non-randomized Phase II trial conducted at M.D. Anderson Cancer Center, patients with recurring lung metastases who had been rendered disease free by surgical excision were given either 12 or 24 weeks of Junovan therapy. The median time to relapse for 16 patients who had received 24 weeks of Junovan was 9.0 months, compared to 6.8 months for 12 patients receiving 12 weeks of therapy and 4.5 months for a historical control group of 21 patients that had been treated post-operatively with chemotherapy. Of the patients that received Junovan for 24 weeks, 56% survived five years after completion of therapy, compared to 25% of patients who received 12 weeks of treatment. Only two of 21 patients in the control group, or 9.5%, experienced long-term survival. The most significant side effects included chills, fever, headache, muscular pain and fatigue, all of which occurred primarily during the first administration. In a second Phase II study conducted at M.D. Anderson Cancer Center and Memorial Sloan-Kettering Cancer Center, patients with relapsed osteosarcoma were treated with a combination of Junovan and ifosfamide. This study demonstrated that Junovan and ifosfamide can be administered together safely and provided the basis for proceeding to the randomized Phase III study in newly diagnosed osteosarcoma patients.
      Overall, approximately 400 patients with advanced malignancies, of which about half were under an IND and for which we have detailed data, have been treated in Phase I/ II trials with Junovan. In general, Junovan demonstrated acceptable tolerability, even when administered once weekly up to six months. These studies, conducted in the United States, Canada, Belgium, Germany and France, established the safety profile of Junovan and provided information for dosing schedules.
      Preclinical studies with Junovan in mice and dogs demonstrated tumor regression in mice with lung and lymph node disease and 36% long-term survival (greater than one year) in dogs with spontaneous osteosarcoma treated with a combination of surgery, chemotherapy and Junovan. We believe Junovan may have potential for treatment of other types of cancer, because it targets pulmonary macrophages. We anticipate we may explore its use in the treatment of cancers that are prone to lung or liver metastases, such as breast, digestive tract and renal cancers.
      Bexidem for Treatment of Superficial Bladder Cancer. Bexidem is a cell-based immunotherapeutic consisting of MAK cells derived from the patient’s own white blood cells. This Cell Drug is in development as an adjuvant treatment after transurethral resection, or TUR, for patients with superficial bladder cancer. A Phase II/ III study of Bexidem for treatment of patients with superficial bladder cancer with intermediate to high risk of recurrence is currently in progress in France, Belgium, Luxembourg and Germany. We also plan to initiate a Phase II/ III pivotal study in the United States in order to compare TUR associated with Bexidem to TUR alone in patients with recurrent superficial papillary bladder cancer who have failed intravesical BCG therapy. BCG is an immunostimulant initially developed as a vaccine to prevent tuberculosis. We have exclusive worldwide sales and marketing rights for Bexidem.
      Tumors of the urinary bladder are the second leading cause of genito-urinary cancer and preferentially occur in male subjects with a male/female incidence ratio of 3:1. Tumors of the bladder are diagnosed at a mean age of 65 years. Approximately 70% of newly diagnosed patients with bladder cancer will present a superficial bladder cancer.
      The initial treatment for patients with superficial bladder cancer is surgical removal of tumors by TUR, which is often sufficient in low-risk tumors. The risk of recurrence and progression of the disease is correlated to the stage and grade of tumors as well as to their number. Intravesical therapies are most often used after TUR in patients with multiple tumors, with recurrent tumors or with high-risk tumors. BCG is a commonly used treatment for superficial bladder tumors, especially certain aggressive tumors. Several studies have shown that BCG therapy following tumor removal, compared to tumor removal alone, provides therapeutic benefit. However, recurrence-free survival is only observed in 48% of treated patients. Furthermore, significant toxicities are associated with BCG intravesical therapy. As a result, 30% of bladder cancer patients are unable to continue BCG therapy, either because of nonresponsive disease or toxicity. There is therefore considerable unmet medical need for treatment of recurring superficial bladder cancer.
      In a pilot Phase I/ II study, we evaluated the ability of Bexidem to reduce tumor recurrence in superficial bladder cancer. The study included 17 patients with superficial bladder cancer with a high probability of recurrence. Patients received six weekly local injections of Bexidem into the bladder. Five patients also received maintenance therapy at three-month intervals. All patients were followed for two years or more. A total of 112 injections were performed with no serious side effects observed. The most frequent associated adverse effects were urinary tract disorders observed in six patients and prostatic disorders observed in two patients. The total number of tumor occurrences experienced by the 17 patients decreased from 34 during the year prior to the six-week treatment to eight during the first year after treatment, a statistically significant decrease (p-value = 0.0005). The reference to p-value means the probability of being wrong when asserting that a true difference exists between the results for the patients prior to treatment and after treatment. For example, a p-value of 0.0005 indicates that there is a less then five in ten thousand chance that results observed in the group prior to treatment and the results observed after treatment are not really different. In the second year following treatment, the same 17 patients experienced a total of 10 recurrences, suggesting the continuing effects of treatment with Bexidem.
      This proof of concept demonstrating a good tolerance of the intravesical treatment and potential clinical efficacy provided the basis for our current European, multicenter, open-label, randomized Phase II/ III study that compares Bexidem to intravesical BCG therapy in patients with intermediate to high risk of recurrence of superficial papillary bladder cancer after complete transurethral resection.
      Recruitment of 138 patients for the Phase-II stage of the study was completed in December 2005. A first safety analysis will be carried out when all patients complete the treatment in the second half of 2006. In addition, in order to finalize the number of patients needed for the Phase-III stage of the study, an interim analysis is planned when all Phase II patients complete at least six months of follow-up after their last injection. Enrollment may resume after the interim analysis is performed.
      In November 2005, we filed a Special Protocol Assessment, or SPA, request for a second Phase II/ III clinical study of Bexidem planned in the United States. In December 2005, the FDA determined that the design and planned analyses of this study sufficiently address its objectives and that this study is adequately designed to provide the necessary clinical data that, depending upon outcome, could support a license application submission. Clearance to initiate the study is still subject to FDA’s approval of complementary chemistry, manufacturing, and control, or CMC, information to be provided by us with respect to Bexidem and its manufacturing process.

Products to Prevent Tumor Recurrence
      Uvidem for Treatment of Melanoma. Uvidem is a Cell Drug made from the patient’s own cells and consists of Dendritophages loaded with melanoma cell antigens using cell lines licensed to us by third parties. Uvidem is in Phase II clinical trials for the treatment of melanoma. Sanofi-Aventis has exercised an option under our agreement for the joint development of Uvidem.
      Melanoma is the most serious form of skin cancer, accounting for approximately 8,000 deaths each year in the United States. Because of the relatively young age of onset in most patients, melanoma takes a very high toll in years of potential life lost, second only to leukemia among all cancer types in the United States. The outcome of melanoma treatment depends on the stage of disease. Patients with metastatic, or stage IV, disease have a five-year survival rate of about 15%. The treatment of metastatic melanoma remains challenging. The standard chemotherapy treatments have response rates of about 15-25% with generally short-lived responses ranging from three to six months. Multiple drug combinations have been tested; however the current data suggest that while these combinations may increase the clinical response rate, there is insufficient data to demonstrate clear survival advantage.
      We are currently running two Phase II clinical trials of Uvidem in melanoma. The first one, which is on-going in the United States, is meant to assess Uvidem’s clinical activity and safety in patients with in-transit or low volume metastatic melanoma. The second one is a European randomized trial recently started in order to compare and evaluate the induction of immune responses by Uvidem alone or in combination with low doses of interferon alpha in stage II/ III melanoma patients.
      We completed a randomized Phase I/ II safety study that compares immune responses with two different versions of Uvidem in stage IV melanoma patients. Out of the 49 treated patients, no significant adverse events related to the treatment have been reported. Disease stabilizations were observed in 10 patients representing 20% of all treated patients. Furthermore, 14 patients out of 40 who were analyzed were immune responders.
      We also completed a single arm Phase I/ II study in 15 patients with stage IV metastatic melanoma using Dendritophages loaded with melanoma antigens. The product was well-tolerated with no major product-related toxicities reported. Increases in immune responses were detected after administration of Uvidem in some patients. Signs of activity were observed, with one patient in complete remission for more than 18 months and one patient with stable disease for 10 months.
      EP-2101 for Non-Small Cell Lung Cancer. Cancer of the lungs continues to be a major health problem with a very high mortality rate and represents the leading cause of cancer death in the United States. According to the American Cancer Society, approximately 174,470 new lung cancer cases will be diagnosed in the United States in 2006, and an estimated 162,460 patients will die from lung cancer. The current course of treatment for lung cancer includes surgery, if possible, followed by various regimens of radiation and chemotherapy to try to destroy cancer cells. Chemotherapy causes well-known adverse side effects such as hair loss, decreased function of various organs, and a substantial suppression of the immune system, leading to susceptibility to other diseases.
      We commenced our Phase I/ II clinical trial of our EP-2101 therapeutic, multi-epitope vaccine in non-small cell lung cancer, or NSCLC, and colorectal cancer patients in February 2003. The primary objectives of this trial were to determine the safety and immunogenicity of the EP-2101 vaccine. The Phase I/ II trial closed to enrollment in April 2004, with the final patient completing the study in August 2004. A total of 24 patients were enrolled and 16 patients completed the trial. Final safety data showed that the EP-2101 vaccine was safe and well tolerated in the 24 patients who were treated with the vaccine. The most common side effect reported was a localized reaction at the injection site. Final immunogenicity data from the patients analyzed showed that the vaccine was immunogenic and effective at inducing strong and broad CTL responses in at least 50% of the patients.
      Based on these immune responses, a Phase II clinical protocol was submitted to the FDA to test EP-2101 in advanced stage NSCLC patients in a Phase II trial. The primary endpoints for this trial were safety and overall survival, with progression-free survival, and immunogenicity of vaccine epitopes being secondary endpoints. In February 2006 we announced that we were closing enrollment to the Phase II EP-2101 therapeutic vaccine trial. Based on interim results and an ongoing review of the program, we determined that the number of patients already enrolled and treated in the study represents a sufficient study population to guide our future development of EP-2101. In addition, after discussion with clinical investigators on the study, we determined we would amend the clinical protocol to extend the treatment of patients who have completed one-year on study, to allow for a second course of treatment, using the available supply of vaccine. The current supply of manufactured vaccine would not likely support this extension in addition to the originally planned number of patients in the trial. Additional follow up data will be obtained from this protocol amendment, which will also help guide future development.
      Our cancer vaccine candidate is composed of multiple tumor-specific CTL epitopes that were selected from tumor-associated antigens. Some of the epitopes have been modified to create analogs in order to enhance the potency of the T cell response induced by the vaccine. The vaccine candidate is delivered as an injection of peptide epitopes in combination with conventional therapies. In addition, the vaccine candidate includes the PADRE universal helper T cell epitope we have licensed from Pharmexa.
      Collidem for Treatment of Colorectal Cancer. Collidem is a Cell Drug that completed Phase I development for the treatment of advanced colorectal cancer. Collidem is composed of Dendritophages that have been loaded with six CTL epitopes from three tumor associated antigens, or TAA, including two proprietary native epitopes and four modified, or analog, epitopes. Tolerance to TAA, which is a failure of the immune system to recognize the cancer as diseased tissue, is broken by using these analog epitopes which enhance the potency of the T cell response. The dendritic cells are also loaded with PADRE included in the vaccine as an immunostimulant. A control antigen is included to assess general immune function in the patients.
      The peptides used in Collidem, originally licensed to IDM S.A. by Epimmune prior to our Combination, represent tumor-associated antigens that are expressed in breast, colon and lung cancers, with the highest expression of antigens being in colon cancer. These peptides, in combination with our Dendritophages, have been shown to induce potent immune responses ex vivo, and one of the peptides, in combination with dendritic cells, has been shown to induce immune responses that were correlated with clinical responses in patients with colon cancer.
      Colorectal cancer is the third leading cause of cancer death in the United States. According to the American Cancer Society, it is estimated that approximately 148,610 new cases of colorectal cancer will be diagnosed in the United States in 2006. Surgery is the primary form of treatment for disease localized to the bowel and is effective in approximately 50% of these patients. However, recurrence following surgery is a major problem. Response rates for the standard treatment agents (used alone or in combination with other treatment agents) have generally not exceeded 25%. As a result, patients with metastatic colorectal cancer represent a significant unmet medical need.
      We recently completed a Phase I trial of Collidem and reported the results of that trial at the 2006 ASCO Gastrointestinal Cancers Symposium in January 2006. In this clinical trial that was undertaken in the United States at the University of California at San Francisco, the University of Pittsburgh and the City of Hope National Medical Center, patients with advanced colorectal cancer who had failed standard therapies were vaccinated with Collidem. Intradermal administration of the vaccine was well tolerated with only mild injection site reactions reported. CD8 antigen specific responses were observed in a subset of patients that were broad (to multiple peptides) and sustained (detected at multiple time points) and could be detected in both direct and restimulation assays. This pilot study in very advanced patients met its end point showing a well-tolerated treatment with the induction of immune responses.

Products in Preclinical Development

Jenact
      Jenact is a second-generation compound derived from our lead product candidate, Junovan. Jenact is an immune system stimulant that can be administered orally or in a systemic fashion. Preclinical studies have shown that it has low toxicity and it has also shown efficacy in an animal model. Preclinical models also demonstrated a potential as an adjuvant as well as anti-infectious activity. We intend to explore its use for treatment of cancers that are prone to lung or liver metastases, such as breast, digestive tract and renal cancers.

Liposomal KSA Vaccine
      We are developing liposomal delivery systems for loading our Cell Drugs with antigens and for use alone as non-cellular vaccines. The first liposomal vaccine that we are developing uses our proprietary antigen KSA, which is expressed on most carcinomas particularly cancers that occur in the breast, colon, lung and prostate. A Phase I clinical study was conducted by academic investigators in colorectal cancer. It showed low toxicity and a strong antibody response to KSA. Current preclinical development work is carried out in collaboration with the Walter Reed Army Institute and within a consortium coordinated by IDM and financed by European grants.

Our Basic Research Programs
      Over the past several years, our basic research program has had a threefold focus: (i) improving existing products and technologies, (ii) leveraging our technology to validate new targets and develop new products and (iii) conducting basic research in immunology in collaboration with academic teams.

Improving existing products and technologies
      We are exploring ways to prolong the potential therapeutic effects of our product candidates to destroy cancer cells. In-vivo immune system stimulants, such as Junovan and Jenact, could increase the capacity of our MAK product candidates to engulf and kill tumor cells. A new concept we are examining is MAK products modified to produce their own stimulant.
      We are also investigating ways to enhance the potential therapeutic effects of our product candidates to prevent tumor recurrence by experimenting with different compounds to mature our Dendritophages. We have identified a compound that increases 1000 fold the capacity of Dendritophages to stimulate tumor specific T cells ex vivo. We have identified another compound that enhances the capacity of Dendritophages to be attracted to T cells ex vivo. We are looking for compounds that combine these two functions in order to achieve optimal activity in the body.

Leveraging our technology to validate new targets and develop new products
      We have a technology in-house that allows us to test whether a given antigen or antibody can be used to make a new product aimed at destroying tumor cells or preventing tumor recurrence. This validation process involves a series of highly sophisticated ex vivo tests, which are both quantitative and functionally relevant. For example, such a test will tell us whether the product candidate activates T cells to produce interferon, proliferate and kill tumor cells. Because these tests are very robust, they allow us to compare various candidates, optimize them and choose the most promising ones before entering clinical development.

Conducting basic research in immunology in collaboration with academic researchers
      We monitor the immunological effects of our products after injection into patients. With this goal, we are developing and implementing new technologies to monitor treatment-induced T cell responses. In particular, we intend to define the characteristics of immune responses correlated with clinical benefit. Because anti-viral T cells are known to be effective at providing protection against previously encountered viral diseases, we analyze their characteristics. We then compare the immune responses of T cells specific for viruses with those specific for tumors in our patients. By evaluating the correlation of these immune responses with the ex vivo effects of our Cell Drugs, we can further refine the predictive value of our ex vivo tests. Furthermore, by evaluating the correlation of the immune responses with the clinical responses, we may identify early predictors of clinical responses. Overall, a better knowledge of the human immune system should help to accelerate the development of new products.
Product Manufacturing
      We rely on two methods for manufacturing our product candidates: outsourcing and in-house manufacturing.
      Junovan and EP-2101 are the only product candidate for which we rely on outsourced manufacturing.
      MTP-PE is the active ingredient in Junovan. MTP-PE is a fully synthetic derivative of muramyldipeptide, a naturally occurring component of bacterial cell walls that is synthesized in a multi-step process. Junovan is a liposomal formulation of MTP-PE combined with two synthetic lipids, a type of organic compound. When saline is added to the final product, the lipids form liposomes, which are spherical vessels used to deliver MTP-PE to macrophages and monocytes. In seeking regulatory approval for Junovan, we have initiated outsourcing agreements with third parties to provide us with our supply and manufacturing needs for commercialization of Junovan. We intend to have sufficient third-party arrangements for the commercial production of Junovan in place at the time of marketing authorization submissions in the United States and the European Union.
      For our EP-2101 vaccine candidate, the peptides are assembled using standard chemistry for solid phase peptide synthesis starting with the appropriate resins. The 10 peptides are dissolved into an acidic solution, a basic solution, or an organic solvent. These three peptide-containing pools are sterilized by filtration. Under aseptic conditions, these three peptide pools are combined and then homogenized with an adjuvant to form the EP-2101 therapeutic vaccine drug product.
      We rely on licensing and collaboration agreements with our partners to supply us with certain ancillary components and raw materials required for our manufacturing processes, including biological products, chemical compounds, antibodies and antigens.
      We have pioneered the development of an efficient manufacturing process for generating our Cell Drugs. Under this process, white blood cells are collected from a patient at a clinical site and then stimulated ex vivo at our facilities. In the stimulation process for MAK cell products, white blood cells are cultured for seven days in a solution containing a stimulating factor called Granulocyte Macrophage Colony Stimulating Factor, or GM-CSF, that causes them to transform into macrophages. Later in the process, a synthetic version of gamma interferon, a natural compound that activates macrophages, is added in order to enhance the ability of the macrophages to kill cancer cells. We have also developed a similar process for producing Dendritophages, during which white blood cells are cultured for seven days in a solution containing GM-CSF and IL-13. Together, these compounds cause white blood cells to transform into Dendritophages. Both of these processes are undertaken in centralized manufacturing facilities under GMP conditions.
      We have therefore been able to produce large quantities of Cell Drugs, which can be divided into individual doses and frozen for delivery and subsequent administration. We have produced Cell Drugs in our own facilities for our research and development programs, preclinical testing and clinical trials. For our current trials and those we plan for the future, the final formulated Cell Drugs are frozen. This enables centralized manufacturing within our own facilities and thereby allows full control. Following manufacture, the final product is shipped to the clinical center for administration to the patient. We currently have one clinical scale facility operational in Paris, France, and a second such facility in Irvine, California.
      We have a comprehensive process development program for Cell Drugs to support the improvement and enhancement of our manufacturing methods concurrently with clinical development on an ongoing basis. These development projects are focused on increased automation towards higher throughput, increased consistency and safety, and decreased labor requirements for processing. In support of later phase trials, we anticipate expanding our current facilities or constructing commercial scale manufacturing plants in the United States and Europe as necessary to meet our future needs, although we have no near-term plans to do so.
Marketing and Sales
      We plan to market Junovan and our Cell Drugs and other immunotherapy products either directly or through collaborations with third parties. We have initiated such collaborations through our agreement with Cambridge Laboratories for the distribution of Junovan in the UK and Ireland, with Medison Pharma for the distribution of Junovan in Israel and with Genesis Pharma for the distribution of Junovan in South East Europe. We also intend to develop our own internal sales force for our future products and/or form strategic alliances with pharmaceutical partners that are leaders in oncology in order to maximize the market penetration and overall value of Junovan, our vaccines and our Cell Drugs.
Collaboration Agreements and Licenses
      We plan to continue to develop collaborations with academic and non-academic institutions and pharmaceutical companies. We believe that these collaborations enable us to secure access to specific technologies and compounds that we require for our research and development. We rely heavily on our collaboration partners, most importantly Sanofi-Aventis, to aid us in clinical trials, manufacturing and marketing of our products and for certain proprietary technology. In addition, in the ordinary course of our business, we enter into collaborations with third parties for the conduct of clinical trials and for the supply and production of certain of our product candidates or their components. Our principal collaborations and licenses are described below.

Collaboration with Sanofi-Aventis
      In July 2001, we entered into an agreement, referred to as the 2001 Agreement, with Sanofi-Aventis, or Sanofi, a French pharmaceutical company, for the development and commercialization of up to 20 Cell Drugs over a 10-year period. For each Cell Drug for which Sanofi chooses to exercise the joint development option under the collaboration, we will receive milestone payments and reimbursement of certain expenses, as described below. In return, upon securing marketing approval for any Cell Drug developed under the collaboration, Sanofi will have a further option for an exclusive worldwide license to commercialize that product.
      In connection with the 2001 Agreement, Sanofi invested approximately $33 million in our subsidiary and as a result of the Combination, currently owns approximately 14.9% of our outstanding common stock.
      Sanofi has options to participate in the clinical development of up to 20 Cell Drugs, each a Cell Drug Program, over 10 years, up to 10 Cell Drug Programs for the first five years and up to two per year through the tenth year. With respect to any Cell Drug Program, Sanofi’s option is exercisable at the beginning of clinical development of the product related to that program, following presentation by us to Sanofi of a satisfactory development plan including proof of concept in vitro and safety in vivo. One such option was exercised by Sanofi for the ongoing melanoma development program Uvidem.
      For all but two of the 20 Cell Drug Programs, Sanofi will pay us an up-front payment upon exercising its option for any Cell Drug Program and further milestone payments upon successfully completing each of Phase I, II and III clinical trials (followed by a decision to commercialize). Sanofi may select the two Cell Drug Programs for which such payments are not required, but the two programs may not be chosen consecutively.
      With respect to each of the 20 Cell Drug Programs, Sanofi will pay us a final milestone payment once marketing approvals with respect to a product have been obtained. Part of this payment will be made upon obtaining FDA approval and the rest upon obtaining approval from the EMEA or from the regulatory authorities of a certain number of countries in Europe. The precise amount to be paid will be determined when such regulatory approvals are granted and will reflect the marketing potential of the specific product. In addition, the amount may be supplemented later to reflect increased market potential, expansion of the product’s indications or the territory for which it is approved.
      We retain all operational responsibility for the development of any Cell Drug Program selected by Sanofi, which we carry out in accordance with the development plan decided upon at the time the option is exercised. Sanofi bears all costs of clinical development (other than certain intellectual property costs), which it becomes obligated to pay beginning on the date on which it exercises its option.
      At any stage of development, Sanofi may terminate its participation in a given Cell Drug Program without penalty and without affecting its ability to exercise its remaining options with respect to other Cell Drug Programs, in which case all rights to such Cell Drug Program will automatically revert to us. Should we then seek a partner to develop such Cell Drug Program, Sanofi will have a right of first refusal exercisable with respect to no more than three Cell Drug Programs over any offer made by such potential partner in connection with such Cell Drug Program, including the right to replace such partner within 60 days. If Sanofi chooses not to exercise this right of first refusal, we would be allowed to enter into the contemplated collaboration with a third party only in accordance with the terms and conditions presented to Sanofi.
      Generally, in case of disagreement concerning the conduct of a Cell Drug Program, we are able to reclaim Sanofi’s rights over the results of such Cell Drug Program upon paying Sanofi an amount set by an appointed expert. However, in case of a disagreement over the continued development of a Cell Drug Program for new or expanded indications, either partner may undertake further clinical development unilaterally at its own cost and would receive a royalty from the other party.

      Upon securing marketing approval for a product developed under a Cell Drug Program, Sanofi will have an option for an exclusive worldwide license, with the right to sub-license, to commercialize that product. If Sanofi does not exercise this option, all rights to the product will automatically revert to us. Our compensation for granting commercialization rights to Sanofi will consist solely of the transfer price we will obtain for acting as exclusive manufacturer of the relevant product. This transfer price will comprise: (i) the supply cost, including all royalties due to third parties, (ii) royalties due to us on net sales, and (iii) trademark royalties. If the supply costs, as determined by an independent expert, exceed a certain percentage of the sale price, the total transfer price will be increased correspondingly up to a maximum percentage of the sale price. Upon reaching such maximum percentage, if no agreement is reached as to how to proceed, Sanofi may abandon commercialization of such product, whereupon all rights to the product will revert automatically to us, although we will not be allowed to commercialize on the basis of a transfer price lower than the one proposed to Sanofi. If the supply cost decreases, we will share the resulting additional profit margin equally with Sanofi.
      If Sanofi decides not to commercialize a product, or otherwise fails to commercialize the products in the United States or the European market, all rights to such products in such market will revert to us upon notification to Sanofi. Sanofi may discontinue commercialization at any time without penalty, at which time all rights will automatically revert to us.
      Prior to the 2001 Agreement, we had entered into a protocol with Sanofi, referred to as the 1999 Protocol, which was replaced by an agreement signed on November 30, 2001, referred to as the IL-13 Agreement. Under the IL-13 Agreement, Sanofi agreed to provide us with a non-exclusive license to IL-13 intellectual property to meet our requirements through commercialization, including a right to sub-license with Sanofi’s approval. In exchange, Sanofi was issued shares in our subsidiary, IDM SA, and granted warrants to purchase additional shares of IDM SA capital stock. These warrants were exercised on August 12, 2005, prior to the Combination, in exchange for a new license agreement for our use of IL-13 in Phase III clinical trials and for the commercialization of our products using IL-13. The exercise price of the warrants was offset by a lump-sum payment of approximately $2.0 million corresponding to the payment for the new IL-13 license agreement.
      To the extent that we and/or one of our partners other than Sanofi sell any products using IL-13, whether for therapeutic or non-therapeutic use, we will pay royalties to Sanofi. The IL-13 Agreement will remain in force until the expiration of the last IL-13 patent. However, it may be terminated upon termination of the 2001 Agreement, at which point the 1999 Agreement would come into force again, resulting primarily in an increase in the amount of our royalty obligations on products using IL-13 and the re-entry into force of Sanofi’s option for an exclusive license to commercialize those products in Europe, or under various other circumstances.

Collaboration with Medarex
      In July 2000, we entered into an Amended and Restated Technology Access Agreement, as amended, referred to as the ARTA Agreement, with Medarex, Inc., a New Jersey-based biopharmaceutical company, and GenPharm International, Inc., a wholly-owned subsidiary of Medarex, Inc., with Medarex, Inc. and GenPharm, Inc. referred to collectively as Medarex.
      Under the ARTA Agreement, Medarex granted us licenses to manufacture and commercialize several antibodies developed by Medarex. In addition, we agreed to expend a specific amount related to a research and development program with respect to any of the antibodies or products licensed under the ARTA Agreement. As of December 31, 2005, we had met our obligations with respect to such expenditure and program. Unless earlier terminated, the ARTA Agreement remains in force on a country-by-country and product-by-product basis until expiration of the last patent covering any product contemplated by the agreement.
      In consideration for Medarex’s granting of the licenses and certain payments made by Medarex, IDM SA issued shares and units to Medarex, pursuant to the Unit Purchase Agreement signed with Medarex in July 2000. Each “unit” comprised one IDM SA share and 19 warrants, each warrant giving the right to subscribe for one bond convertible into or redeemable for one IDM SA share, at a price of $10.01 per bond, from

September 11, 2002 through September 10, 2012. These warrants were exercised on August 12, 2005, prior to the Combination, all of the bonds were converted, and Medarex now owns approximately 19.7% of our outstanding common stock.
      We also signed a Development Collaboration and Supply Agreement with Medarex in May 2002, referred to as the DCS Agreement, under which we agreed to collaborate and share information with Medarex for the development of dendritic cell products using anti-CTLA-4 antibody, which is administered alone or in conjunction with anticancer vaccines to boost immune response. Medarex has primary responsibility for developing the commercial scale manufacturing process for the anti-CTLA-4 antibody for Phase III and commercialization, while we have primary responsibility for preclinical and clinical trials related to the dendritic cell products.
      Under the DCS Agreement, each party granted to the other the right to use and reference marketing authorization approvals for dendritic cell products jointly developed under the DCS Agreement using the anti-CTLA-4 antibody, together with information of either party that is relevant to the development of dendritic cell products. In addition, each party granted to the other certain limited worldwide exclusive licenses under patents related to the collaboration. In consideration of the rights and licenses granted by each party to the other, we agreed to pay to Medarex certain milestone payments upon approval of the first biologic license application or equivalent in the United States, upon regulatory approval for marketing in the European Union, and upon regulatory approval for marketing in Japan. If Medarex grants a sublicense under the rights and licenses granted to Medarex by us under the DCS Agreement to a third party for the research, development or commercialization of a product based on Dendritophages for prostate cancer, Medarex has agreed to pay us a certain percentage of net revenues received from the sublicensee. Further, if Medarex grants a sublicense to a third party under certain of our patents or joint patents, then Medarex has agreed to pay us a percentage of net revenues received from the sublicensee, which percentage varies depending on the characteristics of the sublicense.
      The DCS Agreement is effective until May 2007 or, if shorter, the term of the product development program.

License Agreement with Novartis
      Through the acquisition of certain assets relating to Junovan from Jenner Biotherapies in April 2003, we obtained an exclusive worldwide license from Ciba-Geigy Ltd., now known as Novartis, covering patent rights to compounds that we use in the production of Junovan and Jenact. Under the license agreement, we are required to make certain milestone payments with respect to each of these compounds upon completion of specific development milestones. We also agreed to pay royalties with respect to net sales of the licensed products. Part of the milestone payments may be credited against these royalty obligations. Unless earlier terminated, the license agreement shall continue on a country-by-country and product-by-product basis until there are no remaining royalty payments in each country covered by the patents obtained under the agreement. In addition to certain standard termination clauses, we may terminate the agreement with respect to any patent upon 60 days’ written notice.

Collaboration with Biotecnol
      In March 2001, we entered into a Prototype Production Contract with Biotecnol S.A., or Biotecnol, a Portuguese company specializing in the general use of Escherichia coli, or E-coli, as a host for the expression of proteins. The objective of the contract is to develop a process for the production of IL-13 using E-coli as a host. Under the terms of this contract, we paid a success fee to Biotecnol in August 2002.
      We have been pursuing IL-13 development in collaboration with Biotecnol since April 2003, based on a Letter of Intent we executed with Biotecnol on March 2003. In November 2003, we and Biotecnol entered into an IL-13 Development and Manufacturing Agreement, referred to as the 2003 Agreement. This agreement aims at developing a GMP IL-13 process and its future manufacturing and is effective for five years, commencing upon the release of the first finished product batch which meets the contractual specifications and includes recombinant IL-13 formulated in vials usable for Phase III clinical trials, referred to as clinical grade IL-13.
      Under the 2003 Agreement, Biotecnol will complete development of clinical grade IL-13 according to a program of GMP manufacturing, control, testing and release, as defined with advice from Sanofi-Aventis. Under the terms of the 2003 Agreement, Biotecnol will use a subcontractor for GMP manufacturing. The 2003 Agreement provides that we will provide financial support payable upon the occurrence of certain milestone events and based on the decisions of the parties to continue development.
      Once development of the IL-13 production process is completed, Biotecnol will oversee the ongoing management of the outsourcing of manufacturing and release of the finished product for a renewable five-year period beginning with the release of the first finished product batch.
      We may decide not to renew the outsourcing of IL-13 to Biotecnol after the end of the manufacturing period, upon payment of cancellation fees. The amount of cancellation fees shall be agreed upon between the parties and may not exceed the management fee of one finished product batch. This amount decreases by 20% per year thereafter.
      Either party may terminate the 2003 Agreement on the basis of a recommendation from the joint management committee if certain program specifications and targets are not met and/or before manufacturing of the first product batch is initiated. We are also entitled to terminate the 2003 Agreement at any time during the manufacturing period if the finished product stability is not satisfactory. Biotecnol is entitled to terminate the process performance at any time by providing 18 months’ prior notice. In addition, either we or Biotecnol may terminate the 2003 Agreement with immediate effect upon written notice on or at any time after the occurrence of certain events, such as breach of contract or liquidation.

License Agreement with Eli Lilly
      Through the acquisition of certain assets of Jenner Biotherapies, we obtained a co-exclusive worldwide license from Eli Lilly and Company for patent rights and biological materials relating to the development of products based on KSA. Under this agreement, we will be obligated to pay royalties on net sales if we commercialize a KSA product. In addition, we will be required to pay milestone payments upon certain clinical or regulatory events for a KSA product. Part of one of the milestone payments may be credited against our royalty obligations. Unless earlier terminated, the license agreement shall continue until the latest expiration of any patent right in its scope. In addition to certain standard termination clauses, we may terminate the license agreement with respect to any country and/or any patent right in its scope upon 60 days’ notice.

Other Agreements and Licenses
      We also have licenses to use other products we require to produce certain of our Cell Drugs. For example, we have an exclusive worldwide license from the Institut National de la Santé et de la Recherche Médicale, or INSERM, and non-exclusive worldwide licenses from the Colorado Oncology Foundation and the Sloan-Kettering Institute for the use of their melanoma cell lines to produce lysates. Lysates from the melanoma cell lines licensed to us from these third parties are already used in our Cell Drug Uvidem. Under each of our license agreements with INSERM, the Colorado Oncology Foundation and the Sloan-Kettering Institute, we have agreed to pay royalties on sales of products using the applicable technology.
      We have an Intellectual Property Licensing and Framework Agreement with Institut de Recherche Pierre Fabre and Pierre Fabre Médicament S.A., together, referred to as Pierre Fabre, under which we have a worldwide exclusive license for the use of FMKp, a certain portion of the membrane of a specific bacteria, as a maturation agent for our Dendritophages. Pierre Fabre agreed to supply us with necessary quantities of research grade FMKp and back-up compounds for our research and development activities at no additional cost, and with clinical trial supplies of FMKp at a price to be negotiated between the parties. Under this agreement, we paid Pierre Fabre up-front payments and agreed to pay an annual maintenance fee as well as milestone payments. We further agreed to pay Pierre Fabre success fees when Cell Drugs requiring FMKp are marketed.
      We entered into a Cooperative Research and Development Agreement, or CRADA, with the Walter Reed Army Institute of Research for research and developments in the field of liposomal vaccine formulations using our liposomal KSA vaccine.
      In July 2001, we entered into a development and supply agreement with Stedim S.A., a French company specializing in the design and manufacture of flexible single-use plastic bags, medical devices and related ancillaries for the medical and pharmaceutical industries. Under this agreement, Stedim will design, manufacture and sell to us specialized sterile plastic bags and ancillary products used in manufacturing our cell-based products. In return, we agreed to purchase the products from Stedim exclusively. We have also agreed not to apply for any patents on the products or technology provided by Stedim.
Government Research Funding
      In 2003, we received a European Union research grant to conduct studies related to breast cancer, as well as a grant through a French Government sponsored program.
      A new European Union research grant related to our Dendritophage and liposomal KSA technologies was received in December 2003. We expect to receive approximately $0.7 million in total through this grant.
      In March 2004, we received a grant from the NCI to define and conduct preclinical testing of a multi-epitope, clinical vaccine candidate for ovarian and breast cancer. We are collaborating with investigators at the Mayo Clinic on the program with an objective of designing a vaccine to induce HTL responses directed against multiple tumor associated antigens in order to prevent or delay disease recurrence after surgery and chemotherapy.
      In May 2004, we received a grant from the NCI to support our continuing and detailed analysis of the immune responsiveness of patients immunized with our multi-epitope cancer vaccine candidate, EP-2101, in the Phase I/ II clinical trials we conducted with the vaccine.
Acquisition of Certain Assets from Jenner Biotherapies
      In March 2003, we entered into an Asset Purchase Agreement with Jenner Biotherapies, Inc., a biotechnology company, now dissolved, that was devoted to the development of cancer vaccines and macrophage activators. Pursuant to the terms of the agreement, we purchased certain assets of Jenner Biotherapies, including its lead product candidate, Junovan, and various agreements, patents, licenses and other intellectual property rights associated with Jenner Biotherapies’ cancer vaccine programs. The assets were acquired for shares in our subsidiary, IDM S.A., and Jenner’s successors now own shares of our common stock as a result of the Combination.
Intellectual Property

Patents
      Patents and other proprietary rights are critical to our business. We maintain a policy of filing patent applications to protect our technology and products, including our Cell Drugs and other product candidates, processes for preparing our product candidates, pharmaceutical compositions containing such products and, in the United States, methods of treatment of the human body. Some of our patent applications cover key technologies underlying the products in our developmental pipeline and are issued or pending in jurisdictions that are key to our business. We classify our patents and proprietary rights into four groups: dendritic cells, macrophages, cellular technology and immuno-designed molecules. The dendritic cell group contains patents and applications related to Dendritophages or more mature dendritic cells. The macrophage group of patents focuses on monocyte-derived macrophages and protects methods for their preparation and their use, including combinations with antibodies. The cellular technology group of patents contains patents and applications protecting different methods or kits usable for dendritic cells as well as for macrophages. The immuno-

designed molecules family of patents represents immune system stimulants and new complexes allowing for efficient modification of cells. It also includes the patents acquired from Jenner Biotherapies, in particular those covering Junovan, Jenact and certain tumor antigens, such as prostate specific antigen, or PSA, and KSA.
      Our policy is to extend patent coverage to countries that represent market opportunities for our products and/or our technology, in order to be able to sell licenses or form partnering alliances for joint development of our technologies in related fields. We also rely on trade secrets, confidentiality agreements and other measures to protect our technology and products.
      The original patents covering Junovan expired and only the patent relating specifically to liposomal formulation of Junovan will remain valid until 2007 in the United States, with a possible extension for up to five years. However, if we receive regulatory approval for Junovan and choose to commercialize it, we will have a seven-year period of marketing exclusivity for Junovan for the treatment of osteosarcoma in the United States as a result of Junovan’s designation as an orphan drug for osteosarcoma by the FDA. This seven-year period would begin on the date that our marketing application for Junovan is approved by the FDA. During this period, the FDA would be barred from approving a third-party’s marketing application for the same drug for the same application. The FDA would not, however, be barred from approving a third-party’s marketing application for Junovan for a type of cancer other than osteosarcoma or for a drug other than Junovan for the treatment of osteosarcoma, if it is shown to be more effective. Similarly, we will have a 10-year marketing exclusivity in Europe as a result of Junovan’s designation as an orphan drug for osteosarcoma by the EMEA. Furthermore, in August 2005 we filed a new patent application for an improved Junovan manufacturing process, which covers lyophilisate and product obtained by such process. The orphan drug designation in the United States and Europe for Junovan and the manufacturing process patent may not provide us with adequate protection from competitive products.
      Most issued patents granted, or deemed to be granted, by the European Patent Office, or EPO, can be validated as individual patents in eight key countries within Europe. As a result of multi-country validation of our EPO patents (coupled with our issued patents and patent applications in non-European countries), our patent portfolio comprised, as of January 2006, a total of 157 issued patents and 110 patent applications.
      In addition, we have been granted licenses to patents covering several products by our collaboration partners. We have exclusive or non-exclusive rights to 112 licensed patents (85 issued, 27 pending) covering loading and dendritic cell differentiation/maturation technologies as well as tumor antigens. We also have two licenses covering tumor epitopes, one from the National Institutes of Health, or NIH, and one from the Ludwig Institute for Cancer Research.
      With respect to our technology, know-how and data, we have chosen to protect our interests by relying on confidentiality agreements with our employees, consultants and certain contractors. In addition, we have a policy of entering into confidentiality agreements with our collaborators and licensees.

Trademarks
      As of February, 2006, we have 17 trademarks, including trademarks registered in the United States, Canada, France, Switzerland, Australia, Japan, Israel and Hungary, as well as Community Trademarks registered in all of the countries of the European Union. Our portfolio includes the following trademarks registered in the following countries:

•	I.D.M., The Immunogenics Company: France, the European Union, Canada, Switzerland, Australia, Israel and Hungary;

•	Vaccell: United States, Canada, France, the European Union, Japan, Switzerland, Australia, Israel and Hungary;

•	MAK: United States, Japan, European Union, Canada and Australia;

•	Dendritophage: United States, Canada, France, and the European Union.

      We have also filed a trademark application in the European Union covering the IDM logo, as well as trademark applications in Canada and Japan covering five names for our Cell Drugs, Uvidem, Bexidem, Collidem, Eladem and Osidem, which are registered in the United States and the European Union.
Government Regulation
      Our research and development, preclinical testing, clinical trials, facilities and manufacturing and marketing of our products are, and will be, subject to extensive regulation by numerous governmental authorities including those in the United States and the European Union. The FDA, the EMEA and regulatory authorities in other countries impose substantial requirements on the development, clinical testing, manufacturing and marketing of products such as those we propose to develop. If we do not comply with applicable requirements, we may be fined, our products may be recalled or seized, our production may be totally or partially suspended, the relevant regulatory agency may refuse to approve our marketing applications or allow us to distribute our products, and we may be criminally prosecuted. Regulatory authorities also have the authority to revoke previously granted marketing authorizations due to a failure to comply with regulatory standards.
      Although specific procedures differ in detail from country to country, the development of human therapeutic drugs follows essentially the same procedures and is subject to essentially the same regulatory system throughout much of the world. In order to obtain approval of a product, we typically must, among other requirements, submit proof of safety and efficacy as well as detailed information on the manufacture, control and composition of the product. In most cases, this proof entails extensive preclinical, clinical and laboratory tests. The path of a new drug from basic research to market includes five stages: (i) research, (ii) preclinical testing and manufacturing, (iii) human clinical trials, (iv) regulatory approval and (v) commercialization.
      Regulatory authorities may also require post-approval testing and surveillance to monitor the effects and safety of approved products or may place conditions on any approvals that could restrict the commercial applications of these products. Regulatory authorities may withdraw product approvals if we fail to comply with the terms and conditions of any regulatory approvals granted or encounter problems following initial marketing. With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which we will have the exclusive right to exploit them.

Regulation of Clinical Trials
      Human clinical trials are usually conducted in three sequential phases that may overlap. In Phase I, the drug is typically introduced into healthy human subjects or patients with the disease to be treated to determine the initial safety profile, identify side effects and evaluate dosage tolerance, distribution and metabolism. In Phase II, the drug is studied in a limited patient population with the target disease to determine preliminary efficacy and optimal dosages and to expand the safety profile. Regulatory authorities may permit Phase II and Phase III to be combined into a single Phase II/ III trial by accepting a protocol that typically includes a planned interim analysis after an initial group of patients (Phase II) is treated to help guide a decision about continuation or modification for the Phase III portion. This is likely to occur when it would not be appropriate to conduct Phase I studies on healthy human subjects, as is the case with our cellular products. In Phase III, large-scale comparative trials are conducted in patients with the target disease to provide sufficient data for the proof of efficacy and safety required by regulatory agencies for marketing approval. Regulatory authorities may permit Phase II and Phase III to be combined into a single Phase II/ III trial by accepting a Phase III protocol in which a limited group of patients is first treated, and the results are evaluated. The total number of patients to be studied in order for the Phase III trial to be significant is determined based on these results. Post marketing clinical trials may also be needed for purposes such as to elucidate the incidence of adverse reactions, to explore a specific pharmacological effect, or to obtain more information of a circumscribed nature. In most countries, clinical trials must be conducted in accordance with the Good Clinical Practices requirements published by the International Conference on the Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use.

      Regulatory approval is required for the conduct of clinical trials. Regulatory authorities may block, suspend or require substantial modifications to clinical trial protocols proposed by companies seeking to test products. In the United States, in particular, an IND setting forth protocols for proposed clinical trials must be filed with the FDA and must become effective before human clinical trials may begin. If the FDA does not object to an IND application, the application becomes effective 30 days following its receipt by the FDA. At any time during this 30-day waiting period or at any time thereafter, the FDA may halt proposed or ongoing clinical trials. Such a halt, called a clinical hold, continues in effect until and unless the FDA’s concerns are adequately addressed. In addition, the Institutional Review Board, or IRB, used by any clinical site may delay or may permanently or temporarily halt clinical trials should safety or regulatory concerns arise. Imposition by the FDA of a clinical hold, or a similar delay imposed by the IRB at a clinical site or by the regulatory authorities of another jurisdiction, could delay, or even prevent, the conduct of clinical trials and, therefore, product development.

Regulation of Marketing Approval
      Results of preclinical and clinical trials are submitted to the FDA in the United States or the EMEA in the European Union along with, among other things, detailed information relating to the manufacture and testing of the product candidate, in the form of a marketing authorization application. The preparation of necessary marketing applications and processing of those applications by the relevant regulatory authority are expensive and typically take several years to complete.
      In 1997, the FDA put in place a new comprehensive and risk-based system to regulate human cellular therapeutic products. The goal of the approach is to improve protection of public health without imposing unnecessary restrictions on research, development or the availability of new products. Like other human biologics, cellular products that are under development are also subject to review and approval by the Center for Biologics Evaluation and Research, or CBER, a division of the FDA, prior to the conduct of human clinical trials (as INDs) and marketing (as BLAs). The establishment of marketed human cellular products is subject to registration and listing requirements. Manufacturers for these products are expected to comply with GMPs and the requirements for donor suitability, and the proposed Good Tissue Practice. The FDA’s Center for Drug Evaluation and Research, or CDER, is responsible for reviewing and approving Junovan as an oncology drug product under a similar review and approval process as that for cellular therapeutic products. Junovan is on the track for premarketing application as a small molecule drug for marketing approval as an NDA, after it was reclassified by CDER from a biological drug.

Fast Track and Accelerated Approval
      In the United States, Congress enacted the Food and Drug Administration Modernization Act of 1997, or FDAMA, in part to ensure the availability of safe and effective drugs, biologics and medical devices by expediting the FDA review process for new products. The FDAMA establishes a statutory program for the approval of fast track products. A fast track product is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition. Under the fast track program, the sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a fast track product at any time during the clinical development of the product. Also, under the fast track designation, rolling applications may be allowed for the submission of certain components of the marketing application (an NDA or a BLA) before the remaining sections are completed and submitted to the FDA.
      The FDAMA specifies that the FDA must determine if the product qualifies for fast track designation within 60 days of receipt of the sponsor’s request. The FDA can base approval of a marketing application for a product on an effect, on a surrogate endpoint or on another endpoint that is reasonably likely to predict clinical benefit; this is referred to as accelerated approval. A surrogate endpoint is a laboratory finding or physical sign that may not, in itself, be a direct measurement of how a patient feels, functions or survives, but nevertheless is considered likely to predict therapeutic benefit. The FDA may subject a product that receives accelerated approval to post-approval studies to validate the surrogate endpoint and to confirm the effect on the clinical endpoint and prior review of all promotional materials. In addition, the FDA may withdraw its approval on a number of grounds, including the sponsor’s failure to conduct any required post-approval study with due diligence. As a further safeguard, distribution of drugs that have received accelerated approval can be limited to institutions that have the capability to use them safely and to physicians with specialized training or experience. The FDA can also require that specific medical procedures, such as blood tests, be carried out if they are deemed essential for safe and effective use of the product.

Orphan Drugs
      The Orphan Drug Act of 1983 encompasses a set of laws that encourages the development of treatments for rare diseases. The FDA grants orphan drug status for any drug intended for rare diseases or conditions affecting less than 200,000 persons per year in the United States. The Orphan Drug Act also provides an opportunity to obtain grant funding from the U.S. government to defray costs of clinical trial expenses, tax credits for clinical research expenses, potential waiver of the FDA’s application user fee and seven years of marketing exclusivity in the event of market approval. In the European Union, a comparable legislative framework was established to promote the development of products for rare and serious diseases. A medicinal product will qualify for orphan drug treatment in the European Union if its sponsor shows in an application to the EMEA that the drug is intended for the treatment of a disease affecting not more than five in 10,000 persons in the European Union and that there currently exists no satisfactory method of treating the condition. Orphan drug designation in the European Union gives the possibility to benefit from a ten-year exclusive marketing period during which no directly competitive similar products could be placed on the European Union market, as well as regulatory fee exemptions and other incentives to commercialization. Our lead product candidate, Junovan, has received orphan drug designation for osteosarcoma in both the United States and the European Union.
      A centralized procedure has been created in the European Union for the regulatory approval of specified human medicinal products such as Junovan. This procedure prescribes a single application, a single evaluation and a single authorization allowing a company to market its therapeutic product in all the Member States of the European Union. Given that our Cell Drugs are novel treatments, we are not certain whether they would be able to benefit from this regulation. If they cannot, then we would have to apply for regulatory approval in individual Member States of the European Union. Should we obtain approval in a particular Member State, we may be able to benefit from a European Union mutual recognition procedure for other Member States.
      We are also subject to the ongoing regulatory requirements of the FDA and other regulatory agencies. In the United States, the FDA will inspect the manufacturing facilities for product candidates prior to approving a BLA or NDA to ensure that the facilities are in compliance with the GMPs. The FDA will continue to periodically inspect drug and biologic manufacturing facilities following approval of a BLA or NDA to ensure compliance with FDA regulations with, among other things, quality control and record keeping. The failure of manufacturers to comply with current FDA requirements may lead to legal or regulatory action, including suspension of manufacturing and the recall of products.
      If we receive regulatory approval and are successful in marketing our product candidates, including our lead product candidate, Junovan, in the United States, we will be subject to strict regulation of labeling, advertising, promotion, marketing, product distribution and postmarketing surveillance. In the United States, such regulation of drug products and biologics is monitored and enforced by the FDA and the Federal Trade Commission, or FTC. The FDA and FTC have broad enforcement powers relating to the regulation of areas including direct-to-consumer advertising, off-label promotion and industry sponsored scientific and educational activities. Violations of current regulations can result in warnings, orders to correct regulatory shortcomings, seizures of products, injunctions and criminal prosecution.
Environmental and Health and Safety Laws and Regulations
      We are also subject to environmental and health and safety laws and regulations governing, among other things, the use, storage, handling, discharge and disposal of hazardous materials, including chemicals and biological and radioactive materials in the countries in which we operate, which significantly impact our operations. In each of these areas, federal, state and local regulatory agencies have broad powers to enforce current regulations and to invoke penalties for compliance failures.
Competition
      The biotechnology and pharmaceutical sector is characterized by rapidly evolving technology and intense competition. Many entities, including pharmaceutical and biotechnology companies, academic institutions and other research organizations, have products on the market and are actively engaged in the discovery, research and development and commercialization of immunotherapy and other novel approaches and products for the treatment of cancer. Should Junovan or any of our product candidates be approved for marketing, they would most likely directly compete, on an indication-by-indication basis, against other immunotherapy products, and to a lesser extent against more established cancer therapies, including chemotherapy and hormonal therapy.
      Several biotechnology companies have products that utilize similar technologies and/or personalized medicine techniques for the treatment of cancer. Dendreon Corporation’s most advanced cancer vaccine, Provenge, completed two Phase III clinical trials for prostate cancer and the company plans to file a BLA in 2006. AVAX Technologies Inc.’s autologous therapeutic platform vaccines are in clinical trials for melanoma and non-small cell lung cancer and commercially approved in Switzerland for melanoma. Intracel’s OncoVax, currently approved for administration in the Netherlands, Switzerland and Israel, is in a Phase III trial in the U.S. for colon cancer. Cell Genesys Inc.’ GVAX vaccine that includes genetically modified tumor cells, is currently in a Phase III trial for prostate cancer and in trials for acute myelogenous leukemia and pancreatic cancer. Antigenics Inc.s’ Oncophage, containing peptides isolated from the patient’s tumor, is currently in Phase III trials for kidney cancer and melanoma.
      Other innovative therapies either under development or recently introduced onto the market, including monoclonal antibodies, angiogenesis inhibitors and epidermal growth factor, inhibitors could also represent competition for our products, although it is likely that many of these modalities will be used in combination.
      Many of our competitors developing cancer therapies have significantly greater financial, manufacturing, marketing and product research resources and experience than we do. Large pharmaceutical companies in particular have substantially more extensive experience in clinical testing and in obtaining regulatory approvals than we do. Accordingly, competitors may obtain regulatory approvals for and commercialize their cancer treatments faster than us.
      We must compete with other companies to acquire rights to products and technologies in the cancer treatment field, which is extremely competitive, which drives up the prices necessary to acquire products and technologies. We also compete with other pharmaceutical companies and academic institutions to recruit and retain highly qualified scientific, technical and management personnel.
Financial Information About Geographic Areas

Long-lived Assets
      Other than goodwill, which is 100% held at our U.S. parent level, during the last three years, approximately 90% of our long-lived assets, including, property, patents, trademarks and other intangible assets, and research and development tax credits, were held at our French subsidiary, IDM, S.A.

Risks Associated with Foreign Operations
      Our operations in the U.S. are conducted and reported in U.S. dollars while those of our French subsidiary our denominated in euros. When we consolidate and report results, we translate the results and balances of our subsidiary into U.S. dollars. We do not hedge currency exchange rate exposure, including against the euro, and any unfavorable currency exchange rate movements of the dollar versus the euro could negatively impact our dollar denominated cash balances.

Employees
      As of December 31, 2005, we had 34 full-time employees in the United States. Of this total, 25 were research and development staff and 9 were general and administrative staff.
      As of December 31, 2005, our French subsidiary, IDM S.A. had 73 employees in France (69 full-time and 4 part-time). Of this total, 54 were research and development staff and 19 were general and administrative staff. Employment contracts with all of our employees in France are subject to the provisions of the French Convention Collective de l’Industrie Pharmaceutique (the Collective Agreement for the Pharmaceutical Industry).
      We believe that our relations with our employees are good.
Available Information
      Our website address is www.idm-biotech.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Item 1A.     Risk Factors
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
      The results of a Phase III clinical trial for our lead product candidate, Junovan, for the treatment of osteosarcoma have been analyzed and were submitted to the FDA in 2004. This trial was conducted by Children’s Oncology Group under an IND held by the National Cancer Institute, prior to the purchase of Junovan from Jenner Biotherapies, Inc. in 2003. We have been in discussion with the FDA, including a pre-NDA meeting with the CDER’s Division of Drug Oncology Products in early 2006, regarding the filing requirements and the most expedient pathway for potential approval of Junovan. We may request fast track designation and, possibly, accelerated approval for Junovan. The FDA may not agree to grant fast track designation should we seek such designation, which may delay the submission or approval process in the United States. We have also completed a Protocol Assistance Request Process and a pre-submission meeting with the EMEA, on the most expedient pathway for potential approval of Junovan in the European Union. Regulatory authorities in the United States and the European Union may not consider preclinical and early clinical development work conducted by Ciba-Geigy and efficacy data from the Phase III trial conducted by Children’s Oncology Group as adequate for its assessment of Junovan and may require us to conduct additional clinical trials. We may not receive necessary approvals from the FDA, the EMEA or similar drug regulatory agencies for the marketing and commercialization of Junovan when expected or at all. Even assuming we receive regulatory approval for Junovan, we do not expect regulatory approval to occur before 2007 at the earliest.
      We have resumed manufacturing Junovan components by third-party suppliers based on the specifications and processes established during the Phase III trial. We have produced Junovan materials that meet the prior specifications for the product used in clinical trials. A proposed protocol for demonstration of comparability has been reviewed by the FDA. We have initiated comparability studies with the new materials so that the data generated under prior preclinical and clinical trials can be used to support regulatory approval. If we fail to consistently demonstrate, through extensive analytical testing and appropriate preclinical studies, that the new Junovan materials produced by subcontractors is comparable to the materials used in the Phase III clinical trial and complies with the current GMP requirement for liposomal drug products as well, additional preclinical or clinical studies may also be required by the regulatory agencies in order to complete comparability analysis; thus delayed the filing plan and approval timing in the intended geographies.
      The development of Junovan suitable for commercial distribution, the preparation of our marketing approval applications to the FDA and the EMEA and stringent manufacturing requirements have required and will continue to require significant investments of our time and money, as well as the focus and attention of our key personnel. As a result, if we fail to receive or are delayed in receiving regulatory approval for Junovan, our financial condition and results of operations will be significantly and adversely affected.
Even if we receive regulatory approval for Junovan, we may not be able to market it successfully.
      We expect to depend in the medium term on the commercialization of Junovan for the majority of our revenues, assuming that Junovan receives regulatory approval. Junovan is the only product candidate for which we are preparing a marketing authorization application. Any revenues generated will be limited by the number of patients with osteosarcoma, our ability to obtain appropriate pricing and reimbursement for Junovan, and the effects of competition.
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
      Our product candidates other than Junovan are at early stages of development, and we may fail to develop and successfully commercialize safe and effective treatments based on these products or other technology. For each product candidate, we must demonstrate safety and efficacy in humans through extensive clinical testing, which is very expensive, can take many years and has an uncertain outcome. We may experience numerous unforeseen events during or as a result of the testing process that could delay or prevent testing or commercialization of our products, including:

•	the results of preclinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;

•	after reviewing test results, we or our collaborators may abandon projects that we might previously have believed to be promising and we would either have to bear the operating expenses and capital requirements of continued development of our therapeutic cancer vaccines or abandon the projects outright;

•	we, our collaborators or government regulators may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks;

•	we may have to delay clinical trials as a result of scheduling conflicts with participating clinicians and clinical institutions, or difficulties in identifying and enrolling patients who meet trial eligibility criteria;

•	safety and efficacy results attained in early human clinical trials may not be indicative of results that are obtained in later clinical trials;

•	the effects of our immunotherapeutic product candidates may not be the desired effects or may include undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use, if ever approved;

•	enrollment in clinical trials for our product candidates may be slower than anticipated, resulting in significant delays; and

•	the effects of our product candidates on patients may not have the desired effects or may include undesirable side effects or other characteristics that may delay or preclude regulatory approval or limit their commercial use, if approved.
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
      The principal source of revenues and cash receipts for us is the July 2001 collaboration agreement between our subsidiary, IDM S.A., and Sanofi-Aventis. For 2005, on a consolidated basis, Sanofi-Aventis represented approximately 80% of our revenue. Although Sanofi-Aventis has the option to jointly develop and commercialize up to 20 of our therapeutic products derived from the patient’s own white blood cells, referred to as cell drugs, over a 10-year period, to date, Sanofi-Aventis has exercised an option for only one product candidate, Uvidem. Under the collaboration agreement, Sanofi-Aventis has no obligation to participate in the development of additional cell drugs. If we are not successful in developing commercially viable product candidates, Sanofi-Aventis may not elect to exercise additional options. If we fail to meet further milestones in the clinical development of Uvidem, Sanofi-Aventis will have no further milestone obligations with respect to Uvidem. Additionally, Sanofi-Aventis may terminate its participation in any given development program at any time without penalty and without affecting its unexercised options for other product candidates. If Sanofi-Aventis does not exercise additional options, or if we are not successful in achieving additional development milestones for Uvidem, we will not receive additional payments from Sanofi-Aventis and our prospects, revenues and operating cash flows will be significantly and negatively affected.
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
      We have experienced significant operating losses since our inception. Our cumulative net loss was $155.1 million as of December 31, 2005. It is likely that we will continue to incur substantial net operating losses for the foreseeable future, which may adversely affect our ability to continue operations. We have not generated revenues from the commercialization of any product. All of our revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants, certain asset divestitures and interest income. Substantially all of our revenues for the foreseeable future are expected to result from similar sources. To achieve profitable operations, we, alone or with collaborators, must successfully identify, develop, register and market proprietary products. We do not expect to generate revenues from the commercialization of any product until 2007 at the earliest, assuming that one or more regulatory agencies approve Junovan’s commercialization, which may not occur when expected or at all. We may not be able to generate sufficient product revenue to become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or yearly basis.

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
      We will continue to spend substantial amounts on research and development, including amounts spent for manufacturing clinical supplies, conducting clinical trials for our product candidates, advancing development of certain sponsored and partnered programs and the commercialization of Junovan once it has received regulatory approval. Therefore, we will need to raise additional funding. We do not have committed external sources of funding and may not be able to obtain any additional funding, especially if volatile market conditions persist for biotechnology companies. If we are unable to obtain additional funding, we may be required to delay, reduce the scope of or eliminate one or more of our research and development projects, sell certain of our assets (including one or more of our drug programs or technologies), sell our company, or dissolve and liquidate all of our assets. Our future operational and capital requirements will depend on many factors, including:

•	whether we are able to secure additional financing on favorable terms, or at all;

•	the costs associated with, and the success of, obtaining marketing approval and, as applicable, pricing approval, for Junovan for the treatment of osteosarcoma in the United States, Europe and other jurisdictions and the timing of any such approval;

•	the success or failure of the product launch and commercialization of Junovan;

•	the costs associated with the launch and the commercialization of Junovan in the United States, Europe and other jurisdictions upon obtaining marketing approval;

•	the costs associated with our clinical trials for our product candidates, including our Cell Drugs and lung cancer vaccine candidates;

•	progress with other preclinical testing and clinical trials in the future;

•	costs associated with integrating our company following the Combination, especially given the multi-national nature of our company;

•	our ability to establish and maintain collaboration and license agreements and any government contracts and grants;

•	the actual revenue we receive under our collaboration and license agreements;

•	the actual costs we incur under our collaboration agreements;

•	the time and costs involved in obtaining regulatory approvals for our products;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and any other proprietary rights;

•	competing technological and market developments; and

•	the magnitude of our immunotherapeutic product discovery and development programs.
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
      We are dependent on the principal members of our scientific and management staff, including Dr. Jean-Loup Romet-Lemonne, Chief Executive Officer, Dr. Bonnie Mills, Vice President, Clinical Operation and

General Manager, U.S., Mr. Guy Charles Fanneau de la Horie, Vice President, General Manager, Europe, and Mr. Hervé Duchesne de Lamotte, Vice President Finance, Europe. We have previously entered into employment contracts with the aforementioned scientific and management staff which we believe provide them incentives to remain as employees with us, although there can be no assurance they will do so. We recently announced that Mr. De Vaere, our Chief Financial Officer will be leaving us at the end of March 2006 and we are presently engaged in a search to find a replacement for him. We do not maintain key person life insurance on the life of any employee. Our ability to develop immunotherapeutic products and vaccines, identify epitopes, and achieve our other business objectives also depend in part on the continued service of our key scientific and management personnel and our ability to identify, hire and retain additional qualified personnel. We do not have employment agreements with our non-management scientific personnel. There is intense competition for qualified personnel in biochemistry, molecular biology, immunology and other areas of our proposed activities, and we may not be able to continue to attract and retain such personnel necessary for the development of our business. Because of the intense competition for qualified personnel among technology-based businesses, particularly in the Southern California area, we may not be successful in adding technical personnel as needed to meet the staffing requirements of additional collaborative relationships. Our failure to attract and retain key personnel could delay or be significantly detrimental to our product development programs and could cause our stock price to decline.
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
      We will need to enter into and maintain collaborative arrangements with pharmaceutical and biotechnology companies or other strategic partners both for development and for commercialization of potential products in markets where it would be too costly or complex to do so on our own. Currently, our only collaboration is with Sanofi-Aventis. If we are not able to maintain our existing strategic collaboration and enter into and maintain additional research and development collaborations or other collaborations in the future on acceptable terms, we may be forced to abandon development and commercialization of some product candidates and our business will be harmed.
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
      We have entered into several arrangements for the supply of various materials, chemical compounds, antibodies and antigens that are necessary to manufacture our product candidates. For example, we rely on external suppliers for the production of IL-13, which is used in the manufacturing of our Dendritophage product candidates. IL-13 is an inherently scarce raw material. We believe that we currently possess enough IL-13 for our short- to medium-term needs. However, once our Dendritophage product candidates enter into Phase III clinical trials, we will require a supply of IL-13 that conforms to GMP. In 2003, we entered into an IL-13 Development and Manufacturing Agreement with Biotecnol aimed at developing a clinical grade IL-13 manufacturing process. Under the agreement, Biotecnol has agreed to complete development of clinical grade IL-13 according to a program of GMP manufacturing, control, testing and release, as defined with advice from Sanofi-Aventis, and we have agreed to provide financial support payable upon the occurrence of certain milestone events and based on the decisions of the parties to continue development. Once development of the IL-13 production process is completed, Biotecnol will oversee the ongoing management of the outsourcing of manufacturing and release of the finished product for a renewable five-year period beginning with the release of the first finished product batch. Either party may terminate the IL-13 Development and Manufacturing Agreement on the basis of a recommendation from a joint management committee if certain program specifications and targets are not met and/or before manufacturing of the first product batch is initiated. We are also entitled to terminate the IL-13 Development and Manufacturing Agreement at any time during the manufacturing period if the finished product stability does not reach two years. Biotecnol is entitled to terminate the process performance at any time by providing 18 months’ prior notice. In addition, either we or Biotecnol may terminate the agreement with immediate effect upon written notice on or at any time after the occurrence of certain events, such as breach of contract or liquidation. There are no assurances that Biotecnol will successfully manufacture clinical grade IL-13, or that it will be able to produce sufficient quantities of clinical grade IL-13 if it is successful. Without a sufficient supply of clinical grade IL-13, we would not be able to conduct Phase III clinical trials of our Dendritophage product candidates.
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

•	fines and penalties;

•	injunctions;

•	seizure of products;

•	total or partial suspension of product marketing;

•	failure of a regulatory agency to grant a NDA;

•	withdrawal of marketing approvals; and

•	criminal prosecution.
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
      As is typical in the biotechnology industry, our commercial success will depend in part on our ability to avoid infringing patents issued to others or breaching the technology licenses upon which we might base our products. We are aware of patents issued to others that contain claims that may cover certain aspects of our technologies or those of our collaborators, including cancer vaccine epitopes and peptide vaccines. If we are required to obtain a license under one or more of these patents to practice certain aspects of our immunotherapy technologies in Europe and in the United States, such a license may not be available on commercially reasonable terms, if at all. If we fail to obtain a license on acceptable terms to any technology that we need in order to develop or commercialize our products, or to develop an alternative product or technology that does not infringe on the patent rights of others, we would be prevented from commercializing our products and our business and prospects would be harmed.
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
      The market for cancer therapeutics is characterized by rapidly evolving technology, an emphasis on proprietary products and intense competition. Many entities, including pharmaceutical and biotechnology companies, academic institutions and other research organizations, are actively engaged in the discovery, research and development of immunotherapy and other products for the treatment of cancer. Should any of our product candidates be approved for marketing and launched, they would compete against a range of established therapies.
      Our vaccines under development address a range of cancer markets. The competition in these markets is extremely formidable. Our potential products would also compete with a range of novel therapies either under development or recently introduced onto the market, including monoclonal antibodies, cancer vaccines and cell therapy, gene therapy, angiogenesis inhibitors and signal transduction inhibitors. The strongest competition is likely to come from other immunotherapies (such as monoclonal antibodies) and, to a lesser extent, from chemotherapeutic agents and hormonal therapy.
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
      We expect to fund, certain of our research and development related to our cancer programs pursuant to grants and contracts from the U.S. government. As a result of these grants and contracts, the U.S. government has certain rights in the inventions, including a non-inclusive, non-transferable, irrevocable license to practice the invention throughout the world. Our failure to disclose, file, prosecute patent applications or elect to retain title to such inventions may result in conveyance of title to the United States. In addition, the U.S. government may require us to grant to a third party an exclusive license to any inventions resulting from the grant if the U.S. government determines that we have not taken adequate steps to commercialize inventions, or for public health or safety needs.
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
      Examples of hazardous materials we use in our business include flammable liquids and solids, Chromium-51, a radioactive material, carcinogens and reproductive toxins such as Chloroform and Formaldehyde and biological products and waste such as blood products from clinical samples. Personal injury resulting from the use of hazardous materials is covered up to the limit of our workers’ compensation insurance. Contamination clean-up resulting from an accident involving hazardous materials would be covered to the limit of our property insurance, with certain exclusions. Our liability for personal injury or hazardous waste clean up and remediation may not be covered by these insurance policies or the costs may exceed policy limits.
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
The volatility of the price of our common stock may adversely affect stockholders.
      The market prices for securities of biotechnology companies, including our common stock, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are not necessarily related to the operating performance of such companies. From August 16, 2005, when we began trading on the Nasdaq National Market under our new trading symbol “IDMI” through March 29, 2006, the closing stock price of our common stock ranged from $2.60 to $6.99 and has been and will continue to be influenced by general market and industry conditions. In addition, the following factors may have a significant effect on the market price of our common stock:

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
      Our executive officers and directors (excluding, with respect to Dr. Drakeman, the shares owned by Medarex, Inc., a New Jersey corporation, referred to as Medarex, and with respect to Dr. Deleage, the shares owned by Alta BioPharma Partners, L.P., IDM Chase Partners (Alta Bio), LLC and Alta Embarcadero BioPharma Partners, LLC.), in the aggregate, beneficially own approximately 6.3% of the shares of our common stock. Moreover, Medarex and Sanofi-Aventis own approximately 19.7% and approximately 14.9%, respectively, of the total shares of our common stock outstanding. As a result, Sanofi-Aventis, Medarex and our other principal stockholders, executive officers and directors, should they decide to act together, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors, distribution of dividends, changes to our bylaws and other important decisions, such as future equity issuances. Sanofi-Aventis and Medarex have not entered into any voting agreements or formed a group as defined under the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act.
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
      The sale of a large number of shares of our common stock, including through the exercise of outstanding warrants and stock options, following the Combination, or the perception that such sales could occur, could adversely affect the market price of our common stock. In connection with the Combination each of the principal company shareholders and certain executive officers and directors of Epimmune, respectively, who now own in the aggregate approximately 81% of the outstanding shares of our common stock agreed to restrictions on their ability to dispose of their shares of our common stock and related securities for a period of six months following the Combination. Following this lock-up period that expired on February 16, 2006, the principal company shareholders and such executive officers and directors of Epimmune will be free to sell their shares of our common stock (subject to applicable U.S. securities laws), which could cause the market price of such shares of our common stock to decline. Subject to volume restrictions for a further six-month period, 10,658,470 shares including underlying derivative securities, will be eligible for sale in the public markets following the lock-up periods.

Item 1B.	Unresolved Staff Comments
      None

Item 2.	Properties
      We have a 40,000 square feet U.S. facility located in an industrial building in Irvine, California. Our lease was renewed for five years in 2004 and will end in November 2009 in keeping with the present and currently anticipated future needs of our U.S. operations. The U.S. facility includes office space and a clinical grade cell processing manufacturing center that complies with the FDA’s GMP.
      In France, our facilities are situated in an industrial building located in Paris. These facilities comprise approximately 16,000 square feet and include a GMP facility for the production and storage of Cell Drugs (in compliance with the European Good Manufacturing Practices) and office space. We hold our facilities under three 3-year leases renewable until May 14, 2006, August 31, 2009 and June 30, 2010, respectively.
      We also operate a research and development laboratory located within the premises of the Université de Paris VI in Paris, France. This laboratory comprises approximately 6,000 square feet. We hold this facility under a 5-year lease until October 9, 2008.

      In support of later phase trials and commercialization, we anticipate constructing new commercial scale manufacturing plants in the United States and Europe and/or expanding our current facilities as necessary to meet our future needs, although we have no current plans to undertake such construction or expansion.

Item 3.	Legal Proceedings
      We are not a party to any legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders
      Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock (Nasdaq symbol “IDMI”) is traded publicly through the National Market System. The following table presents quarterly information on the price range of our common stock. This information indicates the high and low sale prices reported by the National Market System. These prices do not include retail markups, markdowns or commissions.

	High	Low

2006
First Quarter (through March 29)	$6.50	$2.60
2005
Fourth Quarter	$5.87	$2.50
Third Quarter	$6.99	$3.85
Second Quarter	$8.26	$0.98
First Quarter	$12.11	$7.28
2004
Fourth Quarter	$13.93	$8.05
Third Quarter	$13.58	$7.70
Second Quarter	$17.29	$11.20
First Quarter	$20.93	$12.32
      As of March 29, 2006, there were approximately 448 stockholders of record of our common stock. We have never declared or paid dividends on our common stock and do not anticipate the payment of dividends in the foreseeable future.
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

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(In millions, except for net loss per share)
Statement of Operations Data:
Operating revenues	$8.5	$5.8	$6.1	$3.4	$0.0
Net loss	(39.2)	(31.7)	(18.4)	(12.2)	(13.6)
Net loss per share — basic and diluted	(3.84)	(4.35)	(2.56)	(1.91)	(2.20)

	As of December 31,

	2005	2004	2003	2002	2001

	(In millions)
Balance Sheet Data:
Working capital	$22.4	$37.2	$40.9	$48.2	$33.5
Total assets	42.9	55.3	65.8	67.9	49.5
Long-term obligations	0.8	0.4	0.3	0.2	0.4
Stockholders’ equity	28.7	42.5	55.1	59.6	44.2

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those discussed below and in the section entitled “Risk Factors.”
Overview
      We are a biopharmaceutical company focused on the development of innovative products to treat and control cancer while maintaining the patient’s quality of life. We are currently developing two lines of products in the area of cancer therapy: products to destroy residual cancer cells and products to prevent tumor recurrence. Our lead product candidate, Junovan, is one of a family of immunotherapeutic agents that activate the body’s natural defenses in order to enhance their ability to destroy residual cancer cells. A Phase III clinical trial was completed for Junovan, which has received orphan drug designation for the treatment of osteosarcoma. Another type of product that we are developing to destroy residual cancer cells involves MAK cells. Our MAK cell product candidate in the most advanced stage of clinical testing is Bexidem, which is in Phase II/ III clinical development for superficial bladder cancer. Our second line of products, which includes our Dendritophages and multi-peptide vaccines, is designed to prevent tumor recurrence. We have two Dendritophage-based product candidates currently in clinical trials; Uvidem, in Phase II for melanoma and Collidem, in Phase I/ II for colorectal cancer. We are jointly developing Uvidem with Sanofi-Aventis. We have one multi-peptide vaccine candidate in clinical development, EP-2101, in Phase II for non-small cell lung cancer.
      We have incurred significant net losses and have generated limited revenues since inception. As of December 31, 2005, our accumulated deficit was $155.1 million and our revenues for the fiscal year ended December 31, 2005 were $8.5 million. Our historical financial results reflect increasing research and development and general administrative expenses related to the maturation of our product development programs.
      Our research and development expenses include mainly costs associated with preclinical development and clinical trials of our product candidates, salaries and other expenses for personnel, laboratory supplies and materials, consulting and contract research costs, facility costs, amortization of intangible assets such as patents and licenses, and depreciation of laboratory and office equipment. From inception through December 31, 2005, we have incurred costs of approximately $128.4 million associated with research and development in all program areas, including patent and license impairment charges, while we have only recorded approximately $25.1 million in research and development revenues, of which $23.8 million has been recorded since 2001. Following our acquisition of Junovan and certain other assets, valued at $3.1 million, from Jenner Biotherapies in early 2003, our research and development expenses related to Junovan have amounted to approximately $5.4 million, consisting mainly of external consultant fees, manufacturing and employment costs. We charge all research and development expenses to operations as they are incurred. Since 2001, our research and development expenses have represented approximately 74% of total operating expenses. We expect our research and development expenses to increase over the next several years, primarily due to costs related to clinical trials and the regulatory approval process.
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
      The lengthy process of seeking regulatory approvals, and the subsequent compliance with applicable regulations, requires the expenditure of substantial resources. Our failure to obtain, or any delay in our obtaining, regulatory approvals would cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations. We cannot be certain whether or when any net cash inflow from Junovan or any of our other development projects will commence.
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
      Our historical revenues have principally been derived from up-front fees, milestone payments and reimbursement of expenses under our collaboration agreement with Sanofi-Aventis, as well as certain government grants. Since these revenues fluctuate significantly, our financial results for any single period may not be directly comparable to those for any other period. In addition, results in any one period may not be an indication of future results.
      In addition to the revenues described above, our financial requirements have been met to date through private placements of equity securities. We have received a total of $100.8 million in gross proceeds from private placements of equity securities, including $20 million from Sanofi-Aventis in 2002 and $17.8 million from various existing investors in 2004, as well as $6.9 million from Medarex in 2000.
      We have entered into a number of collaborations with academic and non-academic institutions and pharmaceutical companies. In July 2001, we entered into a significant collaboration agreement with Sanofi-Aventis under which we have generated revenue. We expect one of our principal sources of revenues over the next several years to be milestone payments and reimbursement of research and development expenses from our collaboration with Sanofi-Aventis, although these payments are contingent upon meeting certain development goals. We are also seeking to enter into other collaborative agreements for certain products with other partners, which may provide additional sources of revenues. Consequently, our financial statements have been prepared as if we were an operating company.

Basis of Financial Statements Presentation
      On August 16, 2005, Epimmune Inc., a Nasdaq National Market listed company, completed a share exchange transaction with the shareholders of Immuno-Designed Molecules, S.A. and related transactions, referred to as the Combination, pursuant to a share exchange agreement, dated March 15, 2005, as amended, referred to as the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, Epimmune issued approximately 10.6 million shares of its common stock, after adjusting for a one-for-seven reverse stock split that it effected on August 15, 2005, referred to as the Reverse Split, in connection with the Share Exchange Agreement, in exchange for all of IDM S.A.’s outstanding common stock, except for shares held in plan d’épargne en action, referred to as the PEA Shares. In connection with the Combination, Epimmune’s outstanding Series S and Series S-1 preferred stock was also exchanged for a total of 278,468 shares of Epimmune’s common stock, after giving effect to the Reverse Split, pursuant to an amended and restated preferred exchange agreement dated April 12, 2005, between Epimmune and G.D. Searle, LLC, an affiliate of Pfizer Inc., the holder of all of the outstanding shares of preferred stock of Epimmune. In connection with the closing of the Combination, Epimmune changed its name from Epimmune Inc. to IDM Pharma, Inc. and changed its ticker symbol on the Nasdaq National Market to “IDMI,” and IDM S.A. became our subsidiary.
      Because the former IDM S.A. shareholders held approximately 81% of our outstanding common stock after the Combination, IDM S.A.’s designees to our Board of Directors represent a majority of our Board of Directors and IDM S.A.’s senior management represents a majority of our senior management, IDM S.A. is deemed to be the acquiring company for accounting purposes and the Combination has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States. Accordingly, historical financial statements prior to the Combination are the financial statements of IDM S.A.
      On December 30, 2005, we completed the sale of specific assets related to our infectious disease programs and certain other assets to Pharmexa A/ S for $12.0 million in net cash. As a result, our research and development activity is now focused on our cancer programs.
      The consolidated financial statements include our accounts and those of our subsidiaries: Immuno-Designed Molecules Inc. in Irvine, California, Immuno-Designed Molecules S.A. in Paris, France and IDM Biotech Ltd in Montreal, Quebec, Canada. All intercompany accounts and transactions have been eliminated in the consolidation.
Critical Accounting Policies and Estimates
      Our discussion and analysis of our operating and financial results and trends are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Our management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. We review our estimates on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 1 to our consolidated financial statements, we believe that the policies described below involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Foreign Currency Translation
      The reporting currency of our company and its subsidiaries is the U.S. dollar.
      The U.S. dollar is the functional currency for all of our businesses except for our subsidiaries in France and Canada, for which the functional currencies are the euro and the Canadian dollar, respectively. Foreign currency-denominated assets and liabilities for these units are translated into U.S. dollar based on exchange rates prevailing at the end of the period, revenues and expenses are translated at average exchange rates prevailing during the corresponding quarter, and shareholders’ equity accounts are translated at historical exchange rates. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of those entities where the functional currency is not the U.S. dollar are included as a component of accumulated other comprehensive income.
      Gains and losses resulting from foreign currency transactions are reflected in comprehensive net loss. We do not undertake hedging transactions to cover our currency exposure.

Revenue recognition
      We recognize revenues pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition and EITF 00-21, Revenue Arrangements with Multiple Deliverables. License fees are earned and recognized in accordance with the provisions of each agreement. Upfront license fees for perpetual licenses where we convey rights to intellectual property we own to a licensee upon signing of a definitive agreement and we have no further delivery or performance obligations beyond the performance of those obligations, are recognized when received.
      We generate certain revenues from a collaborative agreement with Sanofi-Aventis, a stockholder and therefore a related party to us. These revenues consist of up-front fees, milestone payments for advancing our drug candidates through clinical trials and regulatory approval and ongoing research and development funding.
      Non-refundable up-front payments that we receive in connection with collaborative research and development agreements are deferred and recognized on a straight-line basis over the research term. When the research term cannot be specifically identified from the agreement, we estimate it based upon our current development plan for the product. These estimates are continually reviewed and could result in a change in the deferral period, such as, for example, when the estimated development period for a product changes. As a result, the timing and amount of revenue recognized may change. For example, our current estimated development period for Uvidem, which is one product candidate for which we currently recognize revenues, is nine years. If this estimated development period is extended or shortened, the amount of revenues recognized per period would decrease or increase correspondingly.
      Revenues from milestone payments for products selected by collaborative partners are recognized in full upon achievement of the relevant milestone when a fair value can be ascribed. During the development phase of a collaborative research and development agreement, we consider that no fair value can be ascribed to the upfront fee and the milestone payments, given the inherent uncertainty of the technological outcome at this stage of the research and development process, which does not enable us to make a reliable, verifiable and objective determination of the fair value of each payment. As no fair value can reasonably be ascribed, such payments are recorded as deferred revenue and recognized over the remaining development term on a straight-line basis.
      Reimbursement of ongoing research and development expenses for products selected by collaborative partners are recognized as revenues when the services have been performed and the payment is assured. Reimbursement of research and development expenses incurred prior to selection of a product by a collaborative partner are considered as additional up-front payments and are recorded as deferred revenue and are recognized on a straight-line basis over the research term. We believe that the value assigned to the funding of research and development costs incurred prior to the selection of a product by a collaborative partner cannot be deemed to be representative of the fair value of the corresponding research and development costs incurred prior to such product selection given the uncertainty of the technological outcome in the development stage.

Research and development expenses and related tax credit.
      Research and development expenses consist primarily of costs associated with the clinical trials of our products, compensation and other expenses for research and development personnel, supplies and development materials, costs for consultants and related contract research, facility costs and amortization and depreciation of patents and licenses. These costs are expensed as incurred.

      Research and development expenses incurred in France and Quebec, relating to the activities of our French subsidiary, IDM S.A., and Canadian subsidiary, IDM Biotech Ltd., form the basis for a tax credit, which is recorded as a current income tax benefit in the period in which the expenses are incurred and the credit is claimed. The credit is recoverable in cash if not used to offset taxes payable in the fourth year following its generation after a governmental evaluation in France, and in the year following its generation in Quebec. The research and development tax credit is recorded as a current asset if payable within one year, or as a long-term asset if payable beyond one year.

Patents
      We capitalize the costs incurred to file patent applications when we believe there is a high likelihood that the patent will be issued and there will be future economic benefit associated with the patent. These costs are amortized on a straight-line basis over the estimated economic useful life, which is generally ten years from the date of patent filing. We expense all costs related to abandoned patent applications. In addition, we review the carrying value of patents for indicators of impairment on a periodic basis. If we elect to abandon any of our currently issued or unissued patents or we determine that the carrying value is impaired, we value the patent at fair value and the related expense could be material to our results of operations for the period of the abandonment.

Intangible assets
      Intangible assets principally include patent registration costs and acquisition of licenses. Patent registration costs are amortized on a straight-line basis over their useful life, which is estimated to be ten years and corresponds approximately to the average biotechnology product life. Costs associated with licenses acquired in order to be able to use products from third parties prior to receipt of regulatory approval to market our products are capitalized if (i) the licenses are to be used in the scope of a research and development program in Phase III clinical development at the time the license is acquired, at which stage the absence of toxicity has been assessed and we have a reasonable expectation to achieve marketing approval for the program, or (ii) the licenses can be used in other specifically identified research and development programs to be begun after the date of acquisition. Costs of acquisition of licenses are capitalized and amortized on a straight-line basis over the useful life of the license, which we consider to begin on the date of acquisition of the license and continue through the end of the estimated term during which the technology is expected to generate substantial revenues. In the case of the licenses or assets acquired from Medarex and Jenner Biotherapies, we estimated their useful lives to be ten years from the date of acquisition.

Impairment of long-lived assets
      In accordance with Statement of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically evaluate the value reflected on our balance sheet of long-lived assets, such as patents and licenses, when events and circumstances indicate that the carrying amount of an asset may not be recovered. Such events and circumstances include the use of the asset in current research and development projects, any potential alternative uses of the asset in other research and development projects in the short to medium term, clinical trial results and research and development portfolio management options. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values.

Goodwill and other intangible assets
      In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we annually test goodwill and other intangible assets for impairment. This analysis requires us first to compare the fair value of a reporting unit with its carrying amount, including goodwill. We have determined that we are operating as one reporting unit for purposes of this analysis. If the fair value of the reporting unit on the measurement date is less than the carrying amount, a second step is performed to determine the amount of the impairment loss. This involves comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill.

As of the period ended December 31, 2005, our analysis determined that the fair value of the reporting unit exceeded the carrying amount and thus no goodwill impairment was recognized.
Business Combination and Name Change
      In connection with the Combination on August 16, 2005, IDM S.A., which is now our French subsidiary, was deemed to be the acquiring company for accounting purposes and the share exchange was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States. The Combination and the purchase method are described below.
      As of August 15, 2005, Epimmune had 2,569,895 shares of common stock outstanding, after giving effect to the Reverse Split, including 278,468 shares after giving effect to the conversion of the preferred stock pursuant to the terms of the amended and restated preferred exchange agreement. Based on the average of the closing prices for a range of trading days (March 14, 2005 through March 18, 2005, inclusive) around and including the announcement date of the Combination, the fair value of the outstanding shares of Epimmune’s common stock was $9.31 per share or approximately $23.9 million. The total purchase price of approximately $29.8 million includes the estimated fair value of Epimmune’s common and preferred stock of approximately $23.9 million, the estimated fair value of Epimmune’s outstanding stock options and warrants of approximately $2.6 million and IDM S.A. direct transaction costs of $3.3 million. The assumptions used to calculate the estimated fair value of the outstanding Epimmune stock options and warrants were as follows: risk-free interest rate of 4%, dividend yield of 0%, stock volatility factor of .947, stock price of $1.33, and a weighted average expected life of 2.9 years.
      The allocation of the purchase price discussed below is based on the Epimmune’s assets and liabilities as of the closing of the Exchange.
      The total purchase price of the Combination is as follows (in thousands):

Epimmune common stock	$21,301
Epimmune preferred stock, as-converted to common	2,589
Estimated fair value of options assumed	2,586
Estimated IDM S.A. direct transaction costs	3,298

Total purchase price	$29,774

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
      The allocation of the purchase price, the estimated useful lives and related first-year amortization associated with certain assets is as follows (in thousands):

		First Year	Estimated Useful
	Amount	Amortization	Life (Years)

Purchase price allocation:
Net tangible assets (net of liabilities)	$1,607	—	—
Licensing and milestone agreements	1,600	320	5 years
In-process research and development (“IPR&D”)	13,300	—	—
Goodwill	13,267	—	—

Total purchase price	$29,774	320

      Epimmune evaluated projects currently under development and determined that $13.3 million was attributable to in-process research and development. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” as clarified by the Financial Accounting Standards Board’s Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, an Interpretation of FASB Statement No. 2, amounts assigned to IPR&D meeting the above-stated criteria are charged to expense as part of the allocation of the purchase price.
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
      In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.
Sale of Infectious Disease Related Assets
      Pursuant to an asset purchase agreement, dated November 23, 2005, as amended on December 30, 2005, with Pharmexa Inc, we sold specific assets related to our infectious disease programs and certain other assets to Pharmexa for $12,028,000 in net cash.
      In connection with the asset sale, we also entered into two separate, fully paid up perpetual license agreements with Pharmexa, which guarantee us continuing rights to use the PADRE® and Epitope Identification System (EIS®) technologies, included in the assets to be acquired by Pharmexa, in the cancer field. In addition, we entered into a three-year services agreement with Pharmexa, which will provide certain services required by us for our ongoing clinical trials of our EP-2101 therapeutic vaccine for non-small cell lung cancer, as well as access to expertise and know how related to epitope identification. We received a credit for the first year of the services agreement and recorded prepaid services of $900,000 at December 31, 2005 in connection with the credit. The transaction included the assumption by Pharmexa of our current lease at our San Diego facility and the transfer of most of our San Diego based employees to Pharmexa. We retained all rights to our cancer programs.
      Due to the proximity of the sale of the specific assets to the original acquisition date of Epimmune by IDM S.A., we did not record a gain on the sale of the net assets, but instead reduced the amount of goodwill originally recorded in connection with the closing of the Combination in August 2005.

Results of Operations for the Years Ended December 31, 2005 and 2004
      Revenues. We had total revenues of $8.5 million for the year ended December 31, 2005, compared to total revenues of $5.8 million for the year ended December 31, 2004.
      For the year ended December 31, 2005, approximately 80% of our revenues were generated from our research and development activities in France and derived from reimbursement of current and past research and development expenses and up-front fees and milestone payments received from Sanofi-Aventis under the terms of our collaboration agreement, which amounted to $6.8 million compared to $5.8 million for the year ended December 31, 2004.
      On December 21, 2001, Sanofi-Aventis exercised its first option to initiate product development on the on-going melanoma development program for Uvidem. Between January and June 2002, Sanofi-Aventis paid us a total of $5.4 million in relation to Uvidem as a combination of up-front fees, milestone payments and reimbursement of expenses we had incurred in prior years while developing Uvidem. The revenue corresponding to these payments is being recognized on a straight-line basis over the estimated nine-year development period for Uvidem. Accordingly, we recognized $0.7 million in the year ended December 31, 2005 and $0.7 million in revenues in the year ended December 31, 2004 from these payments. We also recorded $6.1 million in revenues from Sanofi-Aventis in the year ended December 31, 2005 and $5.1 million in the year ended December 31, 2004 for reimbursement of current expenses related to the development of Uvidem. Additional milestone payments by Sanofi-Aventis under our collaboration agreement are contingent upon the success of several on-going Phase II clinical trials. There can be no assurance that the on-going Phase II clinical trials will be successful and, if they are not successful, we will not receive the related milestone payments.
      We also recorded $1.7 million in incremental revenues in 2005 related to NIH research grants and contracts, other contract revenues and license fees since the Combination closed on August 16, 2005.
      On December 30, 2005, we completed the sale of our infectious disease programs and related assets to Pharmexa A/ S. These programs accounted for approximately $1.7 million in revenue we recognized in 2005.
      Research and Development Expenses and Impairment of Patents and Licenses. Total research and development expenses and impairment of patents and licenses were $26.6 million and $27.8 million for the year ended December 31, 2005 and December 31, 2004, respectively.
      We regularly undertake detailed reviews of our patents and licenses to determine the development stage and the viability of associated products. When certain product development projects remain at an early stage or are abandoned, we write down in full the remaining value of licenses, patents or trademarks associated with those projects, if they are found to have no alternative future use. During the year ended December 31, 2005, we recorded an impairment charge of $2.6 million compared to a $7.7 million charge for the year ended December 31, 2004. During the year ended December 31, 2005 we wrote off the license to IL-13 received from Sanofi-Aventis upon exercise of certain warrants in connection with the Combination and recorded a corresponding $2.0 million impairment charge. During the year ended December 31, 2004, we recorded an impairment charge of $6.8 million associated with certain antibodies licensed from Medarex, which we determined not to develop, and wrote off in accordance with our established policies.
      Research and development expenses increased to $24.0 million for the year ended December 31, 2005 from $20.1 million for the year ended December 31, 2004. This increase was primarily due to $3.2 million associated with activities under our NIH grants and contracts and our clinical trial in non-small cell lung cancer, which were incremental activities since the Combination on August 16, 2005.
      Direct research and development expenses related to our product candidates to destroy residual cancer cells were approximately $6.7 million and $4.7 million for the year ended December 31, 2005 and 2004, respectively, and $15.9 million for the period from January 1, 2001, the earliest date for which relevant cumulated cost information is available, through December 31, 2005. Direct research and development expenses related to our product candidates to prevent tumor recurrence were approximately $7.3 million and $4.8 million for the year ended December 31, 2005 and 2004, respectively and $20.5 million for the period from January 1, 2001, the earliest date for which relevant cumulated cost information is available, through December 31, 2005.
      Selling and Marketing Expenses. Selling and marketing expenses were $1.3 million for the year ended December 31, 2005, compared to $1.2 million for the year ended December 31, 2004. These expenses consisted primarily of costs related to our participation in trade conferences and to the employment costs of our business development and communications employees. The increase is associated with preliminary pre-marketing activities of Junovan, our lead product candidate.
      General and Administrative Expenses and Other Operating Expenses. General and administrative expenses and Other Operating Expenses were $7.4 million and $9.5 million for the year ended December 31, 2005 and 2004, respectively. The higher expenses in 2004 included a write-off of $2.9 million corresponding to legal, investment banking and accounting charges related to a proposed public offering of stock of IDM S.A. that was terminated, a $1.4 million higher level of administrative expenses due to several factors including higher rental expenses and a higher number of employees, partially offset by $2.2 million in incremental expenses following the Combination, which included accrued salaries, deferred compensation, accounting and legal expenses related to our asset sale to Pharmexa.
      Acquired in Process Research and Development. For the year ended December 31, 2005, we took a $13.3 million non-cash charge to write-off acquired IPR&D related to the Combination.
      Interest Income, Net. Net interest income was decreased to $0.6 million for the year ended December 31, 2005, compared to $0.7 million for the year ended December 31, 2004, reflecting a decrease in cash and cash equivalents balances on which we earn interest.
      Income Tax Benefit. We recorded a research tax credit for research and development expenses in France in the amount of $0.5 million for the year ended December 31, 2005 compared to $0.4 million in the year ended December 31, 2004. This increase resulted primarily from the fact that the method of calculation of the research tax credit in France was recently modified to be more advantageous.
      For the year ended December 31, 2005, we offset the research tax credit with an income tax provision of $0.1 million for a tax liability related to the sale of our infectious disease assets.
      As of December 31, 2005, we had research and development tax credits of $1.6 million that represent an account receivable corresponding to our accumulated income tax benefit from the French government, of which $0.5 million is recoverable during the next twelve months.
      Net Loss. Our net loss increased to $39.2 million for the year ended December 31, 2005, compared to $31.7 million for the year ended December 31, 2004, as a result of the factors described above.
Results of Operations for the Years Ended December 31, 2004 and 2003
      Revenues. Our total revenues for the year ended December 31, 2004 were $5.8 million compared to total revenues of $6.1 million for the year ended December 31, 2003. All of our revenues for the periods ended December 31, 2004 and 2003 were generated from our research and development activities in France.
      On December 21, 2001, Sanofi-Aventis exercised its first option to initiate product development on the on-going melanoma development program for Uvidem. Between January and June 2002, Sanofi-Aventis paid us a total of $5.4 million in relation to Uvidem as a combination of up-front fees, milestone payments and reimbursement of expenses we had incurred in prior years while developing Uvidem. The revenue corresponding to these payments is being recognized on a straight-line basis over the development period for Uvidem, which was changed to nine years in December 2003, as described below. Accordingly, we recognized $0.7 million in revenues in 2004 and $0.6 million in 2003 from these payments.
      In June 2003, the joint development committee for the Uvidem project, which includes representatives from IDM and Sanofi-Aventis, recommended an enhanced development program for Uvidem, including several new Phase II clinical trials. This plan, which increased the program development period for Uvidem from 3.5 to nine years, was finalized and approved in December 2003. Additional milestone payments by Sanofi-Aventis under our collaboration agreement are contingent upon the success of these clinical trials.
      We recorded $5.1 million in revenues from Sanofi-Aventis in 2004 for reimbursement of current expenses related to the development of Uvidem, compared to $5.5 million for 2003.
      For the periods ended December 31, 2004 and 2003, our other revenues were not significant.
      Research and Development Expenses and Impairment of Patents and Licenses. Total research and development expenses and impairment of patents and licenses were $27.8 million for the year ended December 31, 2004, an increase of approximately 47% compared to $18.9 million for the year ended December 31, 2003. The increase was mainly due to impairment charges of $6.8 million related to a license we obtained from Medarex and impairment of certain patents for $0.9 million. We regularly undertake detailed reviews of our patents and licenses to determine the development stage and the viability of associated products. When certain product development projects remain at an early stage or are abandoned, we write down in full the remaining value of licenses, patents or trademarks associated with those projects, if they are found to have no alternative future use. Our research and development expenses increased by $2.4 million in the year ended December 31, 2004, resulting primarily from an increase in the value of the euro currency compared to the dollar, and an increase in research and development costs incurred by IDM, Inc., our U.S. subsidiary. IDM, Inc.’s research and development expenses were $5.6 million for the year ended December 31, 2004, an increase of approximately 33% compared to $4.2 million for the year ended December 31, 2003, primarily reflecting increases in supplier and employment costs. In particular, the increase in supplier expenses of IDM, Inc. reflected the expansion of preclinical, clinical and regulatory activities related to Collidem, which recently completed a Phase I trial in the United States.
      Globally, direct research and development expenses related to our product candidates to destroy residual cancer cells were approximately $4.7 million and $2.1 million for the years ended December 31, 2004 and 2003, respectively, or $9.2 million for the period from January 1, 2001, the earliest date for which relevant cumulated cost information is available, to December 31, 2004. Direct research and development expenses related to our product candidates to stimulate an immune response and prevent tumor recurrence were approximately $4.8 million and $5.2 million in 2004 and 2003, respectively, or $13.2 million for the period from January 1, 2001, the earliest date for which relevant cumulated cost information is available, to December 31, 2004.
      Selling and Marketing Expenses. Selling and marketing expenses were $1.2 million for the year ended December 31, 2004, a decrease of approximately 29% compared to $1.7 million for the year ended December 31, 2003. The decrease was due primarily to expenses related to market research activities in 2003. Selling and marketing expenses also consisted of costs related to our participation in trade conferences and to the employment costs of our business development and communications employees.
      General and Administrative Expenses and Other Operating Expenses. General and administrative expenses and other operating expenses were $9.5 million for the year ended December 31, 2004, an increase of approximately 79% compared to $5.3 million for the year ended December 31, 2003. The higher level of expenses in 2004 included a write-off of $2.9 million corresponding to legal, investment banking and accounting charges related to a proposed public offering of stock of IDM S.A. that was terminated, and from legal fees incurred in relation to strategic transactions.
      Interest Income, Net. Net interest income was $0.7 million for the year ended December 31, 2004, a decrease of approximately 36% compared to $1.1 million for the year ended December 31, 2003, reflecting the combined effect of lower cash reserves and lower interest rates in 2004 compared to 2003.
      Income Tax Benefit. As a result of the increase in our research and development expenses in 2004, we recorded a research tax credit in the amount of $0.4 million for the year ended December 31, 2004 compared to $0.2 million for the year ended December 31, 2003. This increase resulted primarily from the fact that the method of calculation of the research tax credit was modified in France to be more advantageous, even though research and development expenses that are reimbursed by Sanofi-Aventis under the collaboration agreement are not eligible for such research tax credit.

      As of December 31, 2004, we had research and development tax credits of $1.9 million, mainly representing an account receivable from the French government, of which $0.7 million was recoverable in the next twelve months.
      Net Loss. Our net loss increased to $31.7 million for the year ended December 31, 2004, compared to $18.4 million for the year ended December 31, 2003, as a result of the factors described above.
Liquidity and Capital Resources
      As of December 31, 2005, our cash and cash equivalents totaled $26.7 million, compared to $41.8 million as of December 31, 2004. Cash and cash equivalents include principally cash, money-market funds and short-term certificates of deposit and were denominated approximately equally in dollars and euros at the end of 2005. We use our cash and cash equivalents to cover research and development expenses and corporate expenses related to selling and marketing and general and administrative activities. If we enter into collaborations for certain of our products, we expect that our strategic partners would assume most, if not all, of the costs of further product development. Unless we find a strategic partner for a product, we bear all costs related to its development. As we pursue our strategy of continued clinical development and possible commercialization on our own of certain of our products, while also seeking strategic partners for the development and commercialization of other products, we expect our expenses to increase.
      Net cash used in operating activities increased to $21.6 million for the year ended December 31, 2005, compared to $17.5 million for the year ended December 31, 2004. This increase was principally due to payment of transaction related expenses associated with the Combination and with incremental operating expenses incurred in the U.S. related to the Combination, as well as an increase in our accounts receivable and in our prepaid expenses and other current assets.
      Net cash provided by investing activities was $10.1 million during the year ended December 31, 2005, compared to net cash used in investing activities of $1.1 million for the year ended December 31, 2004. The cash provided during the 2005 period related to $12.0 million net cash received from the sale of our infectious diseases assets to Pharmexa in December 2005, partially offset by the net costs related to the business transaction for $1.0 million, which included legal, investment banking and accounting fees, net of cash acquired in the Combination. Cash used in investing activities also includes purchase of property and equipment and payment of patent costs and acquisition of other intangibles.
      Net cash provided by financing activities was $15.7 million for the year ended December 31, 2004, related to a financing that was completed with Sanofi-Aventis and several of our shareholders on December 24, 2004. We did not complete a financing in 2005, but had proceeds from loans of $0.2 million in 2005.
      As of December 31, 2005, our current liabilities were $10.5 million. Our current liabilities included $4.9 million in accounts payable to suppliers, $0.7 million in the current portion of deferred revenues from the collaboration agreements with Sanofi-Aventis and Cambridge Laboratories, which are recognized as revenue on a straight-line basis over the remaining term of each agreement, $2.3 million in accrued taxes, including value added tax and advances on grants, and $2.7 million in accrued compensation for employees. Our long-term liabilities as of December 31, 2005 totaled $3.7 million, and consisted primarily of $2.9 million in deferred revenues from Sanofi-Aventis and Cambridge Laboratories, an interest-free loan of $0.3 million from the French government that provides support to French companies for research and development, and certain up-front payments received from Cambridge Laboratories for Junovan marketing rights in the United Kingdom and the Republic of Ireland that is recorded as a long term liability until Junovan receives marketing approval in these countries. We must repay the principal amount of the French Government loan in two installments, $0.1 million in September 2007 and $0.2 million September 2010.
      Our financial requirements have been met to date through private placements of equity securities, payments received under our agreement with Sanofi-Aventis and our agreement with Medarex, together with grants received from governmental agencies. We have received a total of $100.8 million in gross proceeds from private placements of equity securities since our inception, including: in 1996, $4.1 million, including

$0.4 million from the conversion of convertible bonds; in 1998, $21.1 million, including $3.3 million from the conversion of convertible bonds; in 2000, $36.8 million; in 2002, $19.5 million; and in 2004, $17.8 million.
      Until such time as we successfully develop one or more products for sale outside these agreements or enter into other collaboration agreements, we expect our principal sources of revenues to be up-front fees, milestone payments and reimbursements of research and development expenses under our collaboration agreement with Sanofi-Aventis. However, if we do not meet further development milestones with respect to Uvidem, or if Sanofi-Aventis does not elect to develop additional product candidates, we will not receive additional payments under our agreement with Sanofi-Aventis. We expect to receive revenues from sales of our lead product candidate, Junovan, assuming that we receive regulatory approval and choose to market Junovan ourselves. However, we may not receive regulatory approval and, even if we do, any efforts by us or any future partners to commercialize Junovan may not be successful. In keeping with our overall strategy, we are seeking to enter into collaboration agreements for certain products with other strategic partners, which may provide additional sources of revenues, including other milestone payments. However, we cannot be certain that we will enter into such agreements. In addition, the timing of our milestone payments cannot be predicted with certainty, and we will not receive payments if development targets are not achieved. Also, it is unlikely that milestone payments, even if received when expected, would fully cover our total research and development expenses for all of our projects. Royalties, if any, on commercial sales of products under development with strategic partners will not be received until at least such time as such products receive the required regulatory approvals and are launched on the market. We do not expect any of our products to receive regulatory approval until at least 2007, and we cannot be sure of the timing of any such approval or successful commercialization following such approval. The timing for receipt of regulatory approval of products is subject to risks and uncertainties regarding development, regulatory matters, manufacturing and commercialization described in more detail in the section entitled “Risk Factors” below, including the possibility that the FDA or the EMEA may require that we conduct additional clinical trials and the risk that we may not receive necessary approvals from the FDA, the EMEA or similar drug regulatory agencies for the marketing and commercialization of Junovan when expected or at all.
      Our capital expenditures include purchase of property and equipment, including research and development laboratory equipment and product manufacturing facilities. Capital expenditures also include purchase of intangible assets, including payment of patent development costs, acquisition of third party licenses and patents, such as from Medarex and Jenner Biotherapies, and acquisition of other intangibles. Capital expenditures amounted to $0.5 million for the twelve months ended December 31, 2005 and December 31, 2004.
      Our major outstanding contractual obligations relate to our long-term debt, operating lease obligations, and obligations under a number of our collaboration, licensing and consulting agreements. At December 31, 2005, we had no outstanding capital lease obligations. The following table summarizes our long-term debt, operating lease obligations and fixed mandatory payments under our collaboration, licensing and consulting agreements as of December 31, 2005.

	Payments Due by Period

		Less Than	Years	Years	More Than
	Total	1 Year	2-3	4-5	5 Years

	(In thousands of $)
Contractual Obligations
Long-Term Debt	277	—	92	185	—
Operating Lease Obligations	3,174	755	1,501	750	168
Fixed Mandatory Payments under Collaboration, Licensing and Consulting Agreements	5,084	3,261	1,805	18	—

Total	8,533	4,017	4,077	324	116

      Under certain of our collaboration and licensing agreements, such as our agreements with Novartis and Institut de Recherche Pierre Fabre, we are obligated to make specified payments upon achieving certain milestones relating to the development and approval of our products, or on the basis of net sales of our products. In addition, under certain of our agreements with clinical sites for the conduct of our clinical trials, we make payments based on the number of patients enrolled. Due to the variability associated with these agreements, these contingent payment obligations are not included in the table above. Globally, we expect that these contingent payment obligations could range from $9 million to $17 million in total over the next five years. However, such amounts are based on a variety of estimates and assumptions, including future sales volumes and timing of clinical trials and regulatory processes, which may not be accurate, may not be realized, and are inherently subject to various risks and uncertainties that are difficult to predict and are beyond our control. The table above discloses only future payments that can be determined with a reasonable level of certainty, which includes payments to external consultants, suppliers and subcontractors, principally for the recruitment of patients and monitoring of clinical centers, and for the manufacturing of compounds required for our product candidates.
      We incurred approximately $3.9 million in costs related to the Combination, consisting primarily of legal and accounting fees, fees paid to our financial advisor in connection with the transaction and internal personnel related costs. We capitalized approximately $3.3 million of the total costs we have incurred in accordance with SFAS, No. 141, “Business Combinations.”
      We believe that our existing cash resources are sufficient to meet our cash requirements, based on our current development and operating plan, through approximately the second quarter of 2007. Our future capital requirements, the timing and amount of expenditures and the adequacy of available capital will depend upon a number of factors. These factors include the scope and progress of our research and development programs, our ability to sign new collaboration agreements and maintain our current collaboration agreement with Sanofi-Aventis and whether Sanofi-Aventis elects to develop additional product candidates, our progress in developing and commercializing new products resulting from our development programs and collaborations including the achievement of milestones, the cost of launching, marketing and sales of products if we choose to commercialize products ourselves, our plans to expand or construct manufacturing or other facilities, technological developments, our preparation and filing of patent applications, our securing and maintaining patents and other intellectual property rights and our dealings with the regulatory process. See the section entitled “Trends” below.
Off-Balance Sheet Arrangements
      As of December 31, 2005, we were not a party to any transactions, agreements or contractual arrangements to which an entity that is not consolidated with us was a party, under which we had:

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
      We expect our total research and development expenses overall to decrease in 2006 from 2005 levels, due to our focus on a smaller number of later stage programs and the sale of our infectious disease programs. However, due to the maturation of the development stage for certain of our products, we expect our expenses associated with them to increase because clinical trial expenses increase significantly when moving from Phase I to Phase II and from Phase II to Phase III. As products successfully mature, we also expect to pay filing fees in connection with the regulatory submission process and incur expenses related to the maintenance and potential expansion of our product manufacturing facilities. Our strategy is to pursue the development of certain of our existing products on our own until commercialization, including completion of Phase II and III clinical trials, and our portfolio of products in development will be prioritized in order to maintain research and development expenses in line with available financial resources.
      If we succeed in gaining regulatory approval for Junovan and proceed with commercialization of Junovan ourselves, we expect our selling and marketing expenses to increase correspondingly with our activities to commercialize Junovan. In addition, we would expect to incur significant costs related to manufacturing Junovan, which would be recorded as cost of goods sold under our total revenues. Furthermore, we would expect to owe milestone payments upon final completion of Phase III trials and submission of a NDA for Junovan, as well as royalties in the event of its commercialization, under a licensing agreement with Novartis AG for a component of Junovan. However, our obligations to make milestone and royalty payments are subject to reaching profitability within the Junovan product line.
      We expect our general and administrative expenses to be similar to slightly lower in 2006 compared to 2005 levels. We will support our expanding clinical development and regulatory activities, but will have offsetting decreases resulting from the sale of our infectious diseases programs. Our portfolio of products in development will also be prioritized in order to maintain general and administrative expenses in line with available financial resources.
      In order to finance these expenses, we will need to raise additional funding. We do not have committed external sources of funding and may not be able to obtain any additional funding, especially if volatile market conditions persist for biotechnology companies. If we are unable to obtain additional funding, we may be required to delay, reduce the scope of or eliminate one or more of our research and development projects, sell certain of our assets (including one or more of our drug programs or technologies), sell our company, or dissolve and liquidate all of our assets. We will likely seek additional funding through collaboration and license agreements, government research grants and/or equity or debt financings. In the event we are able to obtain financing, it may not be on favorable terms. In addition, we may not be able to enter into additional collaborations to reduce our funding requirements. If we acquire funds by issuing securities, dilution to existing stockholders will result. If we raise funds through additional collaborations and license agreements, we will likely have to relinquish some or all of the rights to our product candidates or technologies that we may have otherwise developed ourselves.
Recently Issued Accounting Standards
      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payments, which replaces SFAS No. 123 and supersedes Accounting Principles Board (APB) Opinion No. 25. SFAS No. 123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. SFAS No. 123(R) offers alternative methods for determining the fair value.
      In April 2005, the SEC issued a new rule that allows companies to implement SFAS No. 123(R) at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we will implement SFAS No. 123(R) in the reporting period starting January 1, 2006. We expect that SFAS No. 123(R) will have a significant impact on our financial statements. At the present time, we have not yet determined which valuation method we will use. The impact of adoption of SFAS No. 123(R) cannot be accurately predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share included in Note 1 to the financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks
      At December 31, 2005, our investment portfolio included cash, money market accounts and fixed-income securities. We are exposed to limited market risk through our investment of cash in money market accounts and high grade securities, generally with maturities of less than three months. The securities contained in our cash and cash equivalents are typically debt instruments purchased at inception and held until maturity. Due to their very short-term nature, such securities are subject to minimal interest rate risk. We currently do not hedge interest rate exposure, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income. We also do not hedge currency exchange rate exposure, including against the euro, and any unfavorable currency exchange rate movements of the dollar versus the euro could negatively impact our dollar denominated cash balances.

Item 8.	Consolidated Financial Statements and Supplementary Data
      The financial statements and supplemental data required by this item are set forth at the pages indicated in Item 15(a)(1) of this annual report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on December 31, 2005. Based on this evaluation, in light of the material weaknesses in internal control over financial reporting as of December 31, 2005, which are discussed below, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2005.
      It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As a result, there can be no assurance that our disclosure controls and procedures or internal control system will prevent all possible instances of error and fraud. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the conclusions of our principal executive officer and the principal financial officer are made at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
      The principal executive officer and principal financial officer have concluded that, other than the specific changes identified in this Item 9A, there have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Summary of Material Weaknesses in Internal Control Over Financial Reporting
      We went through significant changes in our corporate and financial reporting structure in 2005 as a result of the Combination in August 2005 and the sale of our infectious disease assets in December 2005. As a result of these transactions, we now have a multi-location, multi-tier reporting and consolidation process with related currency translations. These transactions and the operations of our company involve complex accounting issues. Following the Combination, we have expended significant efforts on financial reporting activities and integration of operations, including expansion of our disclosure controls and procedures and internal control systems to address, among other things, operations at multiple sites and in multiple countries.
      Based on our preparation of our consolidated financial statements for the year ended December 31, 2005 and the audit of those financial statements conducted by our independent registered public accounting firm, we noted deficiencies relating to monitoring and oversight of the work performed by our accounting personnel, and of the work performed by accounting consultants working on our behalf, to assure that transactions receive adequate review by accounting personnel with sufficient technical accounting expertise. We also noted a lack of sufficiently skilled personnel within our accounting and financial reporting functions to ensure that all transactions are accounted for in accordance with U.S. generally accepted accounting principles. These deficiencies resulted in errors in the preparation and review of financial statements and related disclosures, including errors related to accurate and proper currency translations. These errors resulted in adjustments to our consolidated financial statements for the year ended December 31, 2005.
      We also noted deficiencies in our controls over certain non-routine, complex transactions such as adjustments to the allocation of purchase accounting related to the Combination and accounting for stock based compensation triggered by our infectious disease asset sale. Specifically, we incorrectly accounted for adjustments to transaction related expenses in connection with the Combination in August 2005, which caused our financial statements to inaccurately state the amount of goodwill. In addition, we failed to fully identify and implement integration plans at the time of the Combination, resulting in incomplete or inadequate integration of activities and controls. In connection with the sale of our infectious disease assets in December 2005, we inappropriately recorded certain stock based compensation triggered by the transaction as an offset to the purchase price. We also did not properly recognize revenue in connection with certain milestones related to European research grants. These items resulted in adjustments to our financial statements for the year ended December 31, 2005, as well as reclassifications to several components within stockholders’ equity in our financial statements for the year ended December 31, 2004.
      During our review of the material weaknesses in our internal control over financial reporting, we identified causes of the material weaknesses and have taken, and intend to continue taking, steps to strengthen our internal control over financial reporting as described in more detail below.
Remediation Steps to Address Material Weaknesses
      Based on findings of material weaknesses in our internal control over financial reporting as of December 31, 2005 as described above, we have taken steps to strengthen our internal control over our financial statement closing, consolidation and reporting process, and our processes for accounting for non-routine, complex transactions such as acquisitions. However, the conclusions of management and our independent registered public accounting firm at the time of the audit for the year ended December 31, 2005, that material weaknesses in our year end close and reporting process exist, indicates that we need to take additional steps to remediate these situations. We intend to address the remaining actions required to remediate our existing weaknesses as part of our ongoing efforts to improve our control environment. As discussed below, we have been and continue to be engaged in efforts to improve our internal control over financial reporting. Measures we have taken or are taking to remediate our identified material weaknesses include:

•	Implement additional review and approval procedures over accruals;

•	Formalize process and documentation related to financial statement close and consolidation review;

•	Formalize and enhance documentation, oversight and review procedures related to accounting records of our foreign subsidiary to ensure compliance with U.S. generally accepted accounting principles;

•	Review and make appropriate staffing adjustments at all company locations to enhance accounting expertise;

•	Revise and enhance review process for unusual and acquisition related transactions;

•	Supplement internal staff expertise by consulting with independent, third-party experts regarding accounting treatment of unusual or non-routine transactions when and if necessary;

•	Supplement our accounting and financial staff to improve the breadth and depth of experience;

•	Improve training for, and integration and communication among, accounting and financial staff.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The following table sets forth information regarding our current directors and executive officers as of February 15, 2006:

Name	Age	Position

Jean-Loup Romet-Lemonne, M.D.	55	Chairman and Chief Executive Officer
Robert Beck, M.D.	52	Director
Jean Deleage, Ph.D.	65	Director
Donald Drakeman, Ph.D.	52	Director
Sylvie Grégoire, Pharm.D	44	Director
Michael G. Grey	53	Director
David Haselkorn, Ph.D.	61	Director
John P. McKearn, Ph.D.	52	Director
Robert J. De Vaere	48	Vice President and Chief Financial Officer
      Dr. Romet-Lemonne has served as our Chairman and Chief Executive Officer since August 2005. He served as President and Chief Executive Officer of IDM S.A. since he founded the company in December 1993. From September 2000 to April 2005, Dr. Romet-Lemonne served as Vice President of France-Biotech, a biotechnology association. Since April 2001, Dr. Romet-Lemonne has served as a director of Natural Implant, a biotechnology company. From May 1988 to July 1991, he served as General Manager and Scientific Director of Transfusion Merieux Innovation, a biotechnology company. Prior to his position with Transfusion Merieux Innovation, Dr. Romet-Lemonne spent twelve years working in the French university hospital system as a medical researcher and assistant professor and four years at Harvard University’s Department of Cancer Biology. He has authored more than 50 international scientific articles. Dr. Romet-Lemonne received his medical degree from the University of Tours.
      Dr. Beck has served as our director since August 2005. He has been the Vice President and Chief Information Officer of the Fox Chase Cancer Center since September 2001 and Deputy Director of the Population Science Department since January 2006, where he has served as a senior faculty member since July 2003. From October 1992 to August 2001 he served as a director for the Houston Academy of Medicine — Texas Medical Center Library, where he was the Chair from July 1998 to August 1999 and Interim Executive Director from August 1999 to August 2001. Since March 2000, Dr. Beck has served as a director for RosettaMed, a start-up company based in Houston developing automated patient data entry forms and devices. From July 1997 to June 2000, Dr. Beck served as a director for VidiMedix Corporation, a start-up telemedicine company that was acquired by e-MedSoft.com in June 2000. From August 1992 to September 2001, Dr. Beck served as a Professor of Pathology with the Baylor College of Medicine, where he also served as a Professor of Family and Community Medicine from July 1997 to September 2001, Vice President for Information Research and Planning from July 2000 to September 2001 and Vice President for Information Technology from August 1992 to June 2000. Since July 1999, Dr. Beck has served as an Adjunct Professor of Health Informatics with the University of Texas — Houston Health Science Center.
      Dr. Deleage has served as our director since August 2005. He has been the managing director of Alta Partners, a venture capital partnership investing in information technologies and life science companies, since founding the company in February 1996. From 1979 to 1996, Dr. Deleage served as a managing partner of Burr, Egan, Deleage & Co., a venture capital firm of which he was a founder. In 1971, Dr. Deleage founded Sofinnova, a venture capital firm in France, and in 1976 he founded Sofinnova, Inc., the U.S. subsidiary of Sofinnova. Dr. Deleage currently serves as a director of Kosan Biosciences Incorporated, a biotechnology company, Rigel Pharmaceuticals, Inc., a biopharmaceuticals company, Xcyte Therapies, Inc., a biotechnology company, and several privately held companies. Dr. Deleage received a Baccalaureate in France, a master’s degree in electrical engineering from the Ecole superieure d’Electricite, and a Ph.D. in economics from the Sorbonne.
      Dr. Drakeman has served as our director since August 2005. He has served as President, Chief Executive Officer and a Director of Medarex, a biopharmaceutical company, since its inception in 1987. Since October 2004, Dr. Drakeman has served as Chairman of the New Jersey Commission on Science and Technology. Dr. Drakeman received a bachelor’s degree from Dartmouth College, a J.D. from Columbia University, where he was a Harlan Fiske Stone scholar, and a Ph.D. in the humanities from Princeton University.
      Dr. Grégoire has served as our director since August 2005. She served as Chief Executive Officer of GlycoFi, Inc., a biotechnology company, from October 2004 until August 2005. Prior to that, Dr. Grégoire was with Biogen (now Biogen Idec) since 1995, where she led the European development and approval of AVONEX and served as Vice President, Regulatory Affairs from January 1999 to October 2000. She subsequently served as Biogen’s Vice President of Manufacturing from October 2000 to August 2001 and as Executive Vice President of Technical Operations from August 2001 to December 2003. Dr. Grégoire served as a consultant to the biopharmaceutical industry from December 2003 to September 2004. Dr. Grégoire is a non-executive director of Caprion Pharmaceuticals, a privately held proteomics and product company. Dr. Grégoire received a college degree in Sciences from the Seminaire de Sherbrooke, a pharmacy graduate degree from the Universite Laval and a Pharm.D from the State University of New York at Buffalo.
      Mr. Grey has served as our director since July 1999. Since January 1, 2005, he has served as President and Chief Executive Officer of SGX Pharmaceuticals, Inc., a biotechnology company, where he previously served as President from June 2003 to January 1, 2005 and as Chief Business Officer from April 1, 2001 until June 2003. In addition, Mr. Grey has been a member of the Board of Directors of SGX Pharmaceuticals since September 2001. Between January 1999 and April 2001, he served as President and Chief Executive Officer of Trega Biosciences, Inc., a biotechnology company. Prior to joining Trega, Mr. Grey served as President of BioChem Therapeutics, Inc., a division of BioChem Pharma, Inc., a pharmaceutical company, from November 1994 to August 1998. During 1994, Mr. Grey served as President and Chief Operating Officer of Ansan, Inc., a biopharmaceutical company. From 1974 to 1993, Mr. Grey served in various roles with Glaxo, Inc. and Glaxo Holdings, plc, a pharmaceutical company, culminating in his position as Vice President, Corporate Development. Mr. Grey serves on the Board of Directors of Achillion Pharmaceuticals, Inc. and Biomarin Pharmaceutical, Inc.
      Dr. Haselkorn has served as our director since August 2005. He is the Chief Executive Officer of 5-5 Technologies, a privately held consulting biotechnology company, the Chairman of Tel Aviv University’s TauTec venture fund scientific advisory board and a director of IDEA AG. From 1998 to 2003, Dr. Haselkorn held the position of Chief Executive Officer of Clal Biotechnology Industries, which was the investment arm of Clal, one of Israel’s largest industrial and financial groups. Dr. Haselkorn represented Clal Biotechnology Industries on IDM’s Board of Directors from November 2000 through July 2003. From May 1987 to May 1998, Dr. Haselkorn served as the Chief Operating Officer, Managing Director and Senior Vice President for Bio-Technology General Corporation, a biotechnology company. Dr. Haselkorn has served as a director for several biopharmaceutical companies, including D-Pharm Ltd, a pharmaceutical company, from 1995 to 2002, Compugen Ltd, a bioinformatics company, from 1998 to 2004 and Protalix Biotherapeutics Ltd, a biopharmaceutical company, from 1998 to 2004. Dr. Haselkorn received a degree in chemistry and a Masters Degree in biochemistry from The Hebrew University of Jerusalem and received a Ph.D. in chemical immunology from the Weizmann Institute of Science.
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
      Mr. De Vaere has served as our Vice President and Chief Financial Officer since the Combination in August 2005. In a press release dated January 27, 2006, we announced Mr. De Vaere’s decision to resign effective March 31, 2006, from his position as Vice President, Chief Financial Officer and Secretary. Prior to the Combination, he served as our Vice President, Finance and Chief Financial Officer since May 2000 and became our Vice President, Finance and Administration in December 2001. Prior to joining us in May 2000, Mr. De Vaere was with Vista Medical Technologies, Inc., a medical device company, since January 1996 where he served as Vice President of Finance and Administration and Chief Financial Officer. Prior to his employment with Vista, he was Director of Finance and Business Management for Kaiser Electro-Optics from April 1993 to January 1996 and Controller for Kaiser Rollmet, an aerospace company, from January 1991 to April 1993.
Independence of the Board of Directors
      As required under The Nasdaq Stock Market, or Nasdaq, listing standards, a majority of the members of a listed our Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Board consults with our counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in relevant listing standards of the Nasdaq, as in effect time to time.
      Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of their family members, and us, our senior management and our independent auditors, the Board affirmatively has determined that all of our directors are independent directors, as defined in Rule 4200(a)(15) of the Nasdaq listing standards, except for Dr. Romet-Lemonne, our Chairman and Chief Executive Officer.
Board Committees and Meetings
      During the fiscal year ended December 31, 2005, the Board of Directors held nine meetings and acted by unanimous written consent five times. After the Combination, the Board held four meetings. Prior to the Combination, the Board, which included Mr. Grey, Dr. McKearn, Howard E. Greene, Jr., William T. Comer, Ph.D., Georges Hibon, and Emile Loria, M.D., our former President and Chief Executive Officer, held five meetings and acted by unanimous written consent five times. As required under Nasdaq listing standards, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present.
      Our Board of Directors currently has an Audit Committee, a Compensation Committee and a Nominating Committee. Below is a description of each committee of the Board of Directors and information regarding committee meetings held in 2005. The Board of Directors has determined that each member of each committee meets the applicable rules and regulations regarding “independence” and that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment with regard to us. The charters for the Audit, Compensation and Nominating committees can be found on our corporate website at www.idm-biotech.com.
      Audit Committee. The Audit Committee of the Board oversees our corporate accounting and financial reporting process. The Board of Directors has adopted an Audit Committee Charter, which among other responsibilities, requires that this committee monitor our financial reporting process and internal control systems, review audit and management reports and review and approve the engagement of the independent auditors. The Audit Committee met a total of five times in 2005. After the Combination, the Audit Committee, which includes Drs. Deleage and Haselkorn and Mr. Grey, met two times, once to review and discuss our third quarter financial results and financial statements to be included in our Form 10-Q filing and once to plan for and discuss the 2005 annual audit with our independent auditors. Dr. Deleage currently chairs the Audit Committee. Prior to the Combination, the Audit Committee, which included Messrs. Grey and Greene and Dr. Comer, met three times, once to plan for and discuss the 2004 annual audit with our independent auditors and twice to review and discuss our first and second quarter financial results and financial statements to be included in our Form 10-Q filings, and acted by unanimous written consent one time. The Audit Committee met two times following the 2005 fiscal year end to discuss the 2005 annual audit with our independent auditors. The Audit Committee recommends the independent auditors to the Board and provides a direct line of communication between the auditors and the Board. The independent auditors separately meet with the Audit Committee, with and without our management present, to review and discuss various matters, including our financial statements, the report of the independent auditors on the results, scope and terms of their work and their recommendations concerning our financial practices and procedures.
      The Board annually reviews the Nasdaq listing standards definition of independence for Audit Committee members and has determined that all members of our Audit Committee are independent, as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the Nasdaq listing standards. The Board has determined that Dr. Deleage qualifies as an audit committee financial expert, as defined in applicable SEC rules. The Board made a qualitative assessment of Dr. Deleage’s level of knowledge and experience based on a number of factors, including his formal education and experience as a managing partner for venture capital firms and his prior experience as a member of numerous other public and private boards and audit committees.
      Compensation Committee. The Compensation Committee of the Board of Directors reviews and approves our overall compensation strategy and policies. The Compensation Committee administers our stock option plans, employee stock purchase plan and 401(k) plan, approves (or recommends to the Board for approval) salaries, bonuses and other compensation arrangements for our officers, including our Chief Executive Officer, and performs such other functions regarding compensation as our Board of Directors may delegate. All members of the Compensation Committee are independent, as independence is currently defined in Rule 4200(a)(15) of the Nasdaq listing standards. After the Combination, the Compensation Committee, which includes Drs. Drakeman, Grégoire and McKearn, held one meeting. Dr. Grégoire currently chairs the Compensation Committee. Prior to the Combination, the Compensation Committee, which included Mr. Greene and Drs. Comer and McKearn, acted by unanimous written consent one time during 2005.
      Nominating Committee. The Nominating Committee, which includes Drs. Deleage and Beck, is responsible for interviewing, evaluating, nominating and recommending individuals for membership on our Board and committees thereof and nominating specific individuals to be elected as our officers by the Board. Dr. Deleage currently chairs the Nominating Committee. Prior to the Combination, the Nominating Committee, which included Mr. Grey and Dr. McKearn, acted by unanimous written consent one time during 2005. All members of the Nominating Committee are independent, as independence is currently defined in Rule 4200(a)(15) of the Nasdaq listing standards.
      Finance Committee. The Finance Committee was a temporary, special committee formed by our Board of Directors following the Combination in August 2005 to address our potential financing initiatives. The Finance Committee was comprised of Drs. Romet-Lemonne, Deleage and Haselkorn and Mr. Grey. During 2005, the Finance Committee met two times.
      Special Committee of the Board of Directors. The Special Committee of the Board of Directors was a temporary committee formed by our Board of Directors prior to the Combination in August 2005 to address and approve the final reverse stock split ratio in order to meet initial Nasdaq listing requirements. The Special Committee was comprised of Drs. Comer and McKearn and Mr. Grey and met one time prior to the Combination.

      Attendance at Board and Committee Meetings. During the fiscal year ended December 31, 2005, all of our directors attended or participated in 75% or more of the aggregate of (i) the total number of meetings of the Board and (ii) the total number of meetings held by all committees of the Board on which such director served during the year.
Code of Ethics
      On December 9, 2003, we adopted a Code of Business Conduct and Ethics applicable to all of our officers, directors and employees. If we make any substantive amendments to the Code of Business Conduct or grant any waiver from a provision of the code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website at www.idm-biotech.com.

Item 11.	Executive Compensation
Director Compensation
      Prior to the Combination on August 16, 2005, our non-employee directors received $2,000 for each regularly scheduled Board meeting attended in person and $500 per meeting attended by phone. In addition, they received $500 for each regularly scheduled committee meeting. We reimbursed our directors for their reasonable expenses incurred in attending meetings of our Board of Directors. The members of the Board are eligible for reimbursement of expenses incurred in connection with their service on the Board. Under the Directors’ Deferred Compensation Plan, participating directors could elect on an annual basis to defer all of their cash compensation in a deferred compensation account pursuant to which the deferred fees are credited in the form of share units having a value equal to shares of our common stock share units, based on the market price of the stock at the time the deferred fees are earned. When a participant ceased serving as a director, the participant was entitled to receive the value of his or her account either in a single lump-sum payment or in equal annual installments, as determined by us, in our sole discretion. No participant entitled to receive a payment of benefits would receive payment in the form of our common stock. Effective as of the closing of the Combination, each of Dr. Comer and Messrs. Greene and Hibon resigned as a member of our Board and Dr. Comer and Mr. Greene, who were participants in the Directors’ Deferred Compensation Plan, received the value of their accounts in a single lump-sum payment.
      After the closing of the Combination, our directors will receive annual fees for service as shown in the following table.

Director Position	Annual Fee

Member of the Board of Directors	$20,000
Audit Committee Chairman	$8,000
Audit Committee Member	$4,000
Compensation Committee Chairman	$4,000
Compensation Committee Member	$2,000
Nominating Committee Chairman	$3,000
Nominating Committee Member	$1,500
      In addition, our directors will receive $2,000 for each regularly scheduled Board meeting attended in person and $1,000 for the first hour $500 for each additional hour for each regularly scheduled Board meeting attended by telephone and will receive $750 for each regularly scheduled committee meeting. We will reimburse our directors for their reasonable expenses incurred in attending meetings of our Board of Directors. We also amended the Directors’ Deferred Compensation Plan following the Combination to allow participating directors to elect on an annual basis to defer a percentage of their cash compensation in a deferred compensation account pursuant to which the deferred fees are credited in the form of share units having a value equal to shares of our common stock share units, based on the market price of the stock at the time the deferred fees are earned. When a participant ceases serving as a director, the participant will be entitled to receive the value of his or her account either in a single lump-sum payment or in equal annual installments, as determined by us, in our sole discretion, provided that if the distribution amount is less than $50,000, we are required to pay it in a lump sum.
      Both prior to and after the Combination, directors were and are eligible to receive option grants under our stock option plan in accordance with the policy regarding non-employee director compensation adopted by the Board of Directors in 1999. This policy calls for each non-employee director to be granted annual options to purchase 5,000 shares of our common stock as of the date of each annual meeting of our stockholders. The shares subject to such option are to vest monthly over a 12 month period, provided the director remains a director upon the date of his re-election to our Board. Newly appointed or elected non-employee directors are eligible for a 20,000-share option grant under this policy with monthly vesting over a 48 month period.
      In connection with the Combination, our Board approved the amendment, effective as of the closing of the transaction, of certain options to purchase shares of our common stock granted to Dr. Comer and Messrs. Greene and Hibon, in light of their resignation from the Board as of the closing of the Combination, to provide that their outstanding options would remain exercisable until the date of the option would have originally expired but for the resignation of the option holder from service as our director, except that, with respect to any options that had an exercise price less than the fair market value of our common stock as of the date the resolutions were adopted, such options would remain exercisable until the earlier of (i) the date of the options would have originally expired but for the resignation of the option holder from service as our director and (ii) the latest date on which the option could expire without the option being treated as deferred compensation under Section 409A of the Internal Revenue Code of 1986, as amended, and the treasury regulations thereunder and subject to the additional tax under Section 409A.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports in changes in ownership of our common stock and other of our equity securities. Specific due dates for these reports have been established, and we are required to disclose any failure to file by these dates during 2005. Our officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file.
      To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2005, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with; except that a report on Form 4, Statement of Changes in Beneficial Ownership of Securities, covering one transaction, relating to a year-end stock bonus award, was filed late by Dr. Romet-Lemonne.

Compensation of Executive Officers
      The following table shows for the fiscal years ended December 31, 2005, 2004 and 2003, compensation awarded or paid to, or earned by our Chief Executive Officer and our three other most highly compensated executive officers (including Dr. Loria, who served as our Chief Executive Officer until the closing of the Combination). These individuals are referred to as the “named executive officers.” During the last three fiscal years, none of the executive officers received any long-term incentive payouts; provided.
Summary Compensation Table

				Long-Term
	Annual Compensation(1)			Compensation Awards

				Restricted	Securities
				Stock	Underlying	All Other
				Awards	Options	Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	($)	(#)	($)(2)

Dr. Jean-Loup Romet-Lemonne(3)(10)	2005	144,362	94,203	179,440	107,757	7,361
Chairman and Chief Executive Officer
Dr. Emile Loria(4)(5)(6)(9)(10)	2005	375,000	375,000	370,169	8,928	507,422
President and Chief Business Officer	2004	350,000	50,000	—	71,426	2,408
	2003	350,000	25,000	—	71,428	1,387
Dr. Mark J. Newman(7)(9)(10)	2005	235,000	235,000	128,113	2,857	1,316
Vice President, Research and Development	2004	225,000	50,000	—	22,856	828
and Assistant Secretary	2003	195,833	25,000	—	7,142	724
Mr. Robert J. De Vaere(8)(9)(10)	2005	235,000	117,500	127,015	2,857	802
Vice President, Chief Financial Officer	2004	215,000	50,000	—	22,856	789
and Secretary	2003	195,000	25,000	—	7,142	724

(1)	As permitted by rules promulgated by the SEC, no amounts are shown with respect to certain “perquisites,” where such amounts do not exceed the lesser of 10% of bonus plus salary or $50,000, in the column “Other Annual Compensation.” Accordingly, because no amounts would be included in this column, we have excluded this column from the above table.

(2)	All other compensation consists of life insurance premiums paid by us unless otherwise noted.

(3)	Dr. Romet-Lemonne was appointed our Chairman and Chief Executive Officer at the time of the Combination in August 2005 at an annual salary of $385,000. Bonus payment includes 14,000 shares calculated using $3.36 per share, the closing price of our common stock on the Nasdaq National Market on December 19, 2005. All other compensation includes living allowances of $4,317, other fringe benefits, including life insurance premiums paid by us, of $3,044

(4)	Dr. Loria served on our Board of Directors since January 2001, as our President and Chief Executive Officer from June 2001 until the closing of the Combination and served as our Chief Business Officer and President from the closing of the Combination until his employment with us ended on December 31, 2005. In connection with Dr. Loria’s employment offer letter and joining our Board of Directors, and as an inducement to accept the offer, we sold Dr. Loria 1,056,301 shares of our common stock at a purchase price of $2.50 per share, the closing price of our common stock on the Nasdaq National Market on the date of purchase. The shares were subject to vesting in equal daily installments during the four-year period following the date of purchase, and we had a right to purchase any unvested shares at the purchase price paid by Dr. Loria in the event of termination of Dr. Loria’s service to Epimmune. Dr. Loria issued us a promissory note for $2,641,000, the aggregate purchase price of the shares, which was secured by a pledge of the shares. In September 2003, Dr. Loria surrendered an aggregate of 963,740 shares of our common stock at the fair market value of $3.17 per share, in exchange for the prepayment of the outstanding principal and interest under the promissory note.

(5)	All other compensation for Dr. Loria in 2005 includes, in addition to $2,422 in life insurance premiums paid by us, a $375,000 severance payment and a stock bonus award of 50,000 shares calculated using

$2.60 per share, the closing share price of our common stock on the Nasdaq National Market on December 30, 2005.

(6)	Of the 71,426 options granted to Dr. Loria in 2004, the vesting of 26,784 was contingent upon the achievement of certain performance milestones by specific dates. These performance milestones were not met and the option grants associated with them subsequently terminated.

(7)	Dr. Newman served as our Vice President, Research and Development from March 1999 until the closing of the Combination and served as our Vice President, Infectious Diseases from the closing of the Combination until his employment with us ended on December 31, 2005. Of the 22,856 options granted to Dr. Newman in 2004, the vesting of 8,571 was contingent upon the achievement of certain performance milestones by specific dates. These performance milestones were not met and the option grants associated with them subsequently terminated.

(8)	Mr. De Vaere served as our Vice President, Finance and Chief Financial Officer since May 2000 and resigned effective March 31, 2006. Of the 22,856 options granted to Mr. De Vaere in 2004, the vesting of 8,571 was contingent upon the achievement of certain performance milestones by specific dates. These performance milestones were not met and the option grants associated with them subsequently terminated.

(9)	The performance milestones associated with the contingent option grants included: completion of a licensing transaction with a third party to assist in the development of any cancer or HIV vaccine candidate; completion of an equity financing of at least $10 million; and enrollment (injection) of the first patient in any Phase II clinical trial.

(10)	All restricted stock awards were deferred issuance stock bonus awards granted effective August 16, 2005 and the dollar value of such restricted stock awards was calculated using $6.99 per share, the closing sale price of our common stock on the Nasdaq National Market on August 16, 2005. Shares awarded to the Drs. Loria and Newman and Mr. De Vaere vest in one or more installments, subject to continuous employment with us through the applicable installment date, subject to accelerated vesting upon the closing of a transaction providing a specified level of financing to us, or the closing of a transaction providing a specified level of funding to our infectious disease business, or both, depending on the executive. Shares awarded to Dr. Romet-Lemonne vest as to 100% of the underlying shares on the date 42 months after the effective date of the employment agreement subject to accelerated vesting upon the closing of one or more transactions providing a specified level of financing to us, the timely filing of a marketing approval application with the appropriate agency with respect to Junovan, the regulatory approval in the United States or Europe of Junovan and the closing of a transaction providing a specified level of funding to our infectious disease business. At December 31, 2005, the aggregate restricted stock holdings of the Named Executive Officers and the value thereof at year end based on the then-current market value ($2.60), without giving effect to the diminution of value attributable to the restrictions on such stock, were as follows: Dr. Romet-Lemonne, $13,348 (5,134 shares), Dr. Loria, $137,688 (52,957 shares), Dr. Newman, $47,653 (18,328 shares), and Mr. De Vaere, $16,533 (6,359 shares).
Stock Option Grants and Exercises
      We currently grant options to our executive officers under our 2000 Stock Plan and have previously granted options under our 1997 Stock Plan and our 1989 Stock Option Plan, which terminated in 1999. As of December 31, 2005, options to purchase a total of 28,995 shares were outstanding under the 1989 Stock Option Plan, options to purchase a total of 612 shares were outstanding under the 1994 Non-Employee Directors’ Stock Option Plan, options to purchase a total of 15,301 shares were outstanding under the 1997 Stock Plan and options to purchase a total of 1,098,898 shares were outstanding under the 2000 Stock Plan. In 2005 we granted deferred issuance restricted stock awards of 219,639 shares from the 2000 Plan to our executive officers and certain non-executive senior management personnel. There are no options available for grant under the 1997 Stock Plan, the 1989 Stock Option Plan or the 1994 Non-Employee Directors’ Stock Option Plan. As of December 31, 2005, 248,379 options were available for future grant under the 2000 Stock Plan.

      Options granted under the 1989 Stock Option Plan prior to 1996 generally vested 20% at the end of the first year of the optionee’s employment and thereafter daily at the rate of 20% per year during such period of employment. Options granted under the 1989 Stock Option Plan after November 1996 and options granted under the 2000 Stock Plan generally vest 25% at the end of the first year of the optionee’s employment and thereafter daily at the rate of 25% per year during such period of employment. Options granted under the 1997 Stock Plan which we assumed from a subsidiary, generally vest 25% at the end of the first year of the optionee’s employment and thereafter monthly at the rate of 25% per year during such period of employment.
      The following tables show for the fiscal year ended December 31, 2005, certain information regarding options granted to, exercised by, and held at year-end by the named executive officers:
Options Granted in Last Fiscal Year

	Individual Grants
					Potential Realizable
		% Total			Value at Assumed
	Number of	Options			Annual Rates of Stock
	Securities	Granted to			Price Appreciation for
	Underlying	Employees	Exercise or		Option Term (2)
	Options	in Fiscal	Base Price	Expiration
Name	Granted	Year (1)	($/Share)	Date	5%($)	10%($)

Dr. Jean-Loup Romet-Lemonne	77,757	11.96%	6.9900	08/16/15	341,818	866,233
	30,000	4.61%	3.3600	12/19/15	63,393	160,649
Dr. Emile Loria(3)	8,928	1.37%	10.2900	12/31/07	57,776	146,416
Dr. Mark J. Newman(3)	2,857	0.44%	10.2900	12/31/07	18,489	46,854
Mr. Robert J. De Vaere(3)	2,857	0.44%	10.2900	12/31/07	18,489	46,854

(1)	Based on options to purchase a total of 650,141 shares granted in 2005 under the 2000 Stock Plan, including grants to executive officers.

(2)	The potential realizable value is calculated based on the terms of the option at its time of grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option (10 years in the case of all options) and that the option is exercised and sold on the last day of its term for the appreciated stock price. These amounts represent certain assumed rates of appreciation, in accordance with rules of the SEC, and do not reflect our estimate or projection of future stock price performance. Actual gains, if any, are dependent on the actual future performance of our common stock, and no gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.

(3)	In accordance with the terms of the respective named executive officer’s employment agreement, the last day to exercise this option was extended from 90 days after termination to December 31, 2007.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
      The following table sets forth summary information with respect to exercisable and unexercisable stock options held as of December 31, 2005 by each of the named executive officers. None of the named executive officers exercised options in the fiscal year ended December 31, 2005. The value of the stock options is calculated using the fair market value of our common stock on December 31, 2005 ($2.60 per share) minus the exercise price of the options.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
			Options at		Options at
			December 31, 2005		December 31, 2005
Shares
	Acquired	Value	Exercisable/		Exercisable/
Name	on Exercise	Realized	Unexercisable		Unexercisable

Dr. Jean-Loup Romet-Lemonne	—	—	59,815/	132,754	—/—
Dr. Emile Loria	—	—	124,998/	—	—/—
Dr. Mark J. Newman	—	—	49,634/	—	—/—
Mr. Robert J. De Vaere	—	—	44,326/	5,671	—/—
Employment, Change of Control and Separation Agreements
      Current Agreements. On March 16, 2005, we entered into employment agreements with Dr. Loria, at the time our President and Chief Executive Officer, Dr. Newman, at the time our Vice President, Research and Development, and Mr. De Vaere, at the time our Chief Financial Officer and Vice President, Finance and Administration and Secretary. The employment agreements became effective upon the closing of the Combination, superceded the prior employment agreements between us and these individuals, and provided that Dr. Loria would become our President and Chief Business Officer, Dr. Newman would become our Vice President, Infectious Diseases, and Mr. De Vaere would be our Chief Financial Officer and Vice President following the Combination. The employment agreements provide for a minimum annual salary of $375,000 for Dr. Loria and $235,000 for each of Mr. De Vaere and Dr. Newman and the grant to each executive of the right to receive a restricted stock grant. Pursuant to the terms of the restricted stock grants, Drs. Loria and Newman and Mr. De Vaere received 52,957 shares, 18,328 shares and 18,171 shares, respectively. The restricted stock grants are subject to the following terms:

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
      The agreements with Dr. Newman and Mr. De Vaere provided for the grant of retention bonuses, as follows:

•	Dr. Newman was eligible for up to two retention bonuses at six and 12 months after the date of his agreement equal, in total, to 50% of his annual salary if he has been employed by us through the applicable bonus date; upon closing of a transaction providing a specified level of funding for our infectious disease business, any such retention bonuses not previously earned will be paid immediately;

•	Mr. De Vaere was eligible for up to three retention bonuses at six, nine, and 12 months after the date of his agreement, equal, in total, to 100% of his annual salary if he has been employed by us through the applicable bonus date.
      In case of a termination of the executive’s employment due to death or disability during the term of his agreement, the executive would be entitled to full acceleration of vesting and exercisability of any outstanding options granted before the effective date of the agreement. In the event that we terminate an executive’s employment without cause (as defined in the agreement), or the executive terminates his employment with good reason (as defined in the agreement), in each case during the term of his agreement, or upon the expiration of the term of his agreement, the executive would be entitled to, subject to the execution by the executive of an effective waiver and release of claims against the combined company:

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
      On March 15, 2005, our Board interpreted the terms of options to purchase our common stock, which were previously granted to all of our employees in September 2003, including options to purchase 71,428 shares of common stock held by Dr. Loria, options to purchase 5,000 shares of common stock held by Dr. Newman and options to purchase 7,142 shares of common stock held by Mr. De Vaere. Under their original terms these options would vest in full upon a change in control of our company and the Board clarified that the then proposed Combination would constitute a change in control so that those options that remain unvested would accelerate and vest in full as of the closing of the Combination.
      On April 21, 2005, we entered into an employment agreement with Jean-Loup Romet-Lemonne, the President and Chief Executive Officer of IDM S.A. The employment agreement became effective upon the closing of the Combination and provides that Dr. Romet-Lemonne will serve as our Chief Executive Officer. The agreement provides for a minimum annual salary of $385,000, as well as an annual performance-based bonus in a target amount of 35% of base salary. In addition, the agreement grants Dr. Romet-Lemonne the right to receive a restricted stock grant of up to 25,671 shares. The restricted stock grant is subject to the following terms:

•	the restricted stock vests as to 100% of the underlying shares on the date 42 months after the effective date of the employment agreement;

•	the restricted stock is subject to accelerated vesting upon the closing of one or more transactions providing a specified level of financing to us, the timely filing of a marketing approval application with the appropriate agency with respect to Junovan, the regulatory approval in the United States or Europe of Junovan and the closing of a transaction providing a specified level of funding to our infectious disease business; and

•	shares subject to the restricted stock grant that become vested will be issued to Dr. Romet-Lemonne on the earlier of (i) Dr. Romet-Lemonne’s termination, or (ii) 48 months from the effective date of the agreement.
      The agreement also provides for the grant of an option to purchase up to 77,757 shares of our common stock. The option grant shall vest over a four-year period with 25% of the underlying shares vesting on the first anniversary of the grant date and the balance vesting ratably on a daily basis thereafter, subject to Dr. Romet-Lemonne’s continuous employment with us through the applicable vesting date.
      The agreement provides for continued exercisability of outstanding options to purchase ordinary shares of IDM S.A. granted to Dr. Romet-Lemonne prior to the effective date of the agreement which were replaced with substitute options to purchase our common stock in connection with the Combination, to the extent the current market price of the shares underlying the options is less than the exercise price of the options on the effective date of the agreement, generally until the later of (i) three months after employee’s employment termination, or (ii) December 31, 2007.
      In case of termination of Dr. Romet-Lemonne’s employment due to death or disability, he will be entitled to full acceleration of vesting and exercisability of any outstanding options granted before the effective date of the agreement. In the event that we terminate his employment without cause (as “cause” is defined in the employment agreement), or Dr. Romet-Lemonne terminates his employment with good reason (as “good reason” is defined in the employment agreement), Dr. Romet-Lemonne will be entitled to, subject to the execution by him of an effective waiver and release of claims against the combined Company:

•	severance payments, consisting of his base salary in effect at the time of termination, paid for a period of 24 months (or, at his option, payment in a lump sum of such amount), in the case of termination without cause, and, in the case of termination by Dr. Romet-Lemonne with good reason, such severance shall be paid from the date of termination until the earlier of 12 months or until the date he begins full time employment with another entity;

•	reimbursement for a portion of COBRA heath insurance premiums, for up to 12 months in the case of termination with good reason, and in the case of termination without cause, reimbursement shall continue for up to 24 months;

•	full acceleration, as of the date of termination, of vesting and exercisability of any outstanding options granted before the effective date of the agreement; and

•	full acceleration of vesting and exercisability of any unvested restricted stock or options granted pursuant to the agreement.
      On December 30, 2005, in connection with the closing of the sale of our infectious diseases programs and assets to Pharmexa, our Board of Directors, by written consent, terminated Dr. Loria’s employment with us without cause under the terms of his employment agreement. In addition, the Board determined that in exchange for Dr. Loria facilitating the asset sale, and for his release and waiver of any future claims against us, Dr. Loria was to be provided a stock grant of 50,000 shares of our common stock.
      Also in connection with the closing of the sale of our infectious diseases programs and assets to Pharmexa, our Board of Directors determined that the sale satisfied the condition requiring a specified level of funding for our infectious disease business triggering payment of Dr. Newman’s $117,500 retention bonus to him.
      On January 26, 2006, we entered into a first amendment to the employment agreement with Mr. De Vaere, our Chief Financial Officer, in connection with Mr. De Vaere’s decision to resign, effective March 31, 2006, from his position with our company. Pursuant to the amendment, we agreed to accelerate the payment of a portion of Mr. De Vaere’s retention bonus under his employment agreement, and Mr. De Vaere agreed to reduce his severance payment period under the agreement to nine months.

Compensation Committee Interlocks and Insider Participation
      None.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
      The following table sets forth certain information as of December 31, 2005 regarding our equity compensation plans.

	(a)	(b)	(c)
Number of Securities
Remaining Available
		Weighted-average	for Issuance Under
	Number of Securities	Exercise Price of	Equity Compensation
	to be Issued Upon	Outstanding	Plans (Excluding
	Exercise of Options,	Options, Warrants	Securities Reflected
Name of Plan	Warrants and Rights	and Rights(1)	in Column (a))

Equity compensation plans approved by security holders	1,547,790	$14.53	248,379
Equity compensation plans not approved by security holders	—	—	—

Total	1,547,790	$14.53	248,379

(1)	Calculation of weighted-average exercise price does not include 188,739 shares issuable pursuant to deferred issuance restricted stock awards, which have no exercise price.
      We do not have in effect any equity compensation plans under which our equity securities are authorized for issuance that were adopted without the approval of our security holders.

      The following table sets forth certain information regarding the ownership of our common stock as of February 15, 2006 by (i) each director and nominee; (ii) each of the named executives; (iii) all executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock:

	Beneficial Ownership(1)

	Number of	Percent of
Beneficial Owner	Shares	Shares

Medarex, Inc.
707 State Road
Princeton, NJ 08540	2,624,279	19.7%
Sanofi-Aventis S.A.
174 Avenue de France
75635 Paris CEDEX 13 France	1,986,740	14.9%
Dr. Donald Drakeman(2)(6)	2,627,612	19.8%
Dr. Jean-Loup Romet-Lemonne(3)(6)	450,403	3.4%
Dr. Jean Deleage(4)(6)	383,617	2.9%
Dr. Emile Loria(6)	241,192	1.8%
Mr. Robert J. De Vaere(5)(6)	70,398	*
Dr. Mark J. Newman(6)	70,239	*
Mr. Michael G. Grey(6)	9,760	*
Dr. John P. McKearn(6)	8,332	*
Dr. Robert Beck(6)	3,333	*
Dr. Sylvie Grégoire(6)	3,333	*
Dr. David Haselkorn(6)	3,333	*
All executive officers and directors as a group (11 persons)(2)(3)(4)(5)(6)	3,871,552	28.3%

*	Less than one percent.

(1)	This table is based upon information supplied by officers, directors and principal stockholders and on any Schedules 13D or 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each stockholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentage ownership is based on 13,289,472 shares of common stock outstanding on February 15, 2006, as adjusted by the rules promulgated by the SEC.

(2)	Includes 2,624,279 shares owned by Medarex, Inc., of which Dr. Drakeman is the President and Chief Executive Officer and a Director.

(3)	Includes 17,296 shares owned by Jecca, Dr. Romet-Lemonne’s spouse, and 15,087 shares, which she has the right to acquire within 60 days after February 15, 2006 pursuant to outstanding options.

(4)	Includes 236,380 shares owned by Alta BioPharma Partners, L.P., 134,995 shares owned by IDM Chase Partners (Alta Bio), LLC and 8,909 shares owned by Alta Embarcadero BioPharma Partners, LLC. Dr. Deleage is a managing director of Alta BioPharma Management, LLC (which is the general partner of Alta BioPharma Partners, L.P.), a member of Alta/ Chase BioPharma Management LLC (which is the managing member of IDM Chase Partners (Alta Bio), LLC), and a manager of Alta Embarcadero BioPharma Partners, LLC. As a member, managing director, and manager he may be deemed to share voting and investment powers for the shares held by the foregoing funds.

(5)	Includes a deferred issuance restricted stock award that is vested and issuable within 60 days after February 1, 2006.

(6)	Includes shares, which certain of executive officers (including former executive officers who are named executive officers) and directors have the right to acquire within 60 days after February 15, 2006 pursuant to outstanding options, as follows:

Dr. Emile Loria, 124,998 shares;
Dr. Jean-Loup Romet-Lemonne, 94,240 shares;
Mr. Robert J. De Vaere, 49,997 shares;
Dr. Mark J. Newman, 49,634 shares;
Mr. Michael G. Grey, 9,760 shares;
Dr. John P. McKearn, 8,332 shares;
Dr. Robert Beck, 3,333 shares;
Dr. Jean Deleage, 3,333 shares;
Dr. Donald Drakeman, 3,333 shares;
Dr. Sylvie Grégoire, 3,333 shares;
Dr. David Haselkorn, 3,333 shares;
All executive officers and directors as a group, 353,626 shares.

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
      We have entered into certain additional transactions with our directors and officers, as described under the captions “Director Compensation,” “Compensation of Our Executive Officers” and “Employment, Change of Control and Separation Agreements.”
      As of December 31, 2005, Medarex held approximately 19.7% of our common stock, and Sanofi-Aventis held approximately 14.9% of our common stock. Dr. Drakeman is the President, Chief Executive Officer and a director of Medarex.
      In July 2000, we consummated several interrelated agreements with Medarex (collectively, the “Arrangement”). Under the agreements, Medarex paid us $2,000,000 in cash, released us from obligations under the 1993 research, development and commercialization agreement, and granted exclusive and non-exclusive worldwide licenses for the use, manufacturing and commercialization of several antibodies developed by Medarex. In return, we issued shares and units. Each “unit” comprised one IDM SA share and 19 warrants, each warrant giving the right to subscribe for one bond convertible into or redeemable for one IDM SA share, at a price of $10.01 per bond, from September 11, 2002 through September 10, 2012.

      All of the warrants granted in connection with the agreements were exercised and the corresponding bonds were converted into IDM S.A. shares on August 12, 2005, prior to the Combination. The exercise price of the warrants was offset by a lump-sum payment corresponding to the payment for the Medarex licenses and the cancellation of the original commercialization agreement. As a result of the Combination, Medarex now owns greater than 10% of the our outstanding common stock and is, therefore, considered a related party.

Item 14.	Principal Accountant Fees and Services
      The following table sets forth the aggregate fees billed or to be billed by Ernst & Young LLP, Independent Registered Public Accounting Firm, to us for the fiscal years ended December 31, 2005 and 2004:

	2005	2004

Audit Fees(1)	$420,000	$143,000
Audit Related Fees(2)	—	110,000
Tax Related Fees(3)	39,000	34,000

	$459,000	$287,000

(1)	Audit fees relate to the audit of our consolidated financial statements and reviews of our consolidated financial statements included in our Quarterly Reports on Form 10-Q for 2005, accounting consultations, and review of documents filed with the SEC.

(2)	Audit related fees relate primarily to due diligence associated with the Combination.

(3)	Tax related fees are for services related to tax compliance, tax advice and tax planning.
      All fees described above were approved in advance by our Audit Committee.
Pre-Approval Policies and Procedures.
      Our Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by Ernst & Young LLP, Independent Registered Public Accounting Firm. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of our Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of our Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a)(1) Index to Financial Statements
      The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K.
      (2) Index to Financial Statement Schedules
      The consolidated financial statement schedules required by this item are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.
      (3) Listing of Exhibits

Exhibit
Number	Document Description

3.1	Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 2, 1991.(1)
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on April 2, 1993.(2)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 5, 1995.(3)
3.4	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 5, 1995.
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 2, 1998.(4)
3.6	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 2, 1998.(4)
3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 12, 1998.(5)
3.8	Certificate of Designations of the Series S and Series S-1 Preferred Stock filed with the Secretary of State of Delaware on June 29, 1999.(6)
3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 1, 1999.(7)
3.10	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on September 23, 1999.(8)
3.11	Certificate of Decrease of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on September 23, 1999.(8)
3.12	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 17, 2004.(9)

Exhibit
Number	Document Description

3.13	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on August 15, 2005.(10)
3.14	Certificate of Ownership and Merger, filed with the Secretary of State of Delaware on August 15, 2005.(10)
3.15	Amended and Restated Bylaws of the Company.(11)
4.1	Reference is made to Exhibits 3.1 through 3.15.
4.2	Specimen certificate of the Common Stock.(32)
10.1	Form of Indemnification Agreement entered into between the Company and its directors and officers.(1)(*)
10.2	1989 Stock Plan, as amended (the “1989 Plan”).(4)(*)
10.3	Forms of Incentive Stock Option Agreement under the 1989 Plan.(1)(*)
10.4	Form of Nonstatutory Stock Option Agreement under the 1989 Plan.(1)(*)
10.5	1994 Non-Employee Directors’ Stock Option Plan, as amended.(4)(*)
10.6	Form of Common Stock Purchase agreement dated February 15, 2000.(12)
10.7	Letter Agreement between the Company and Robert De Vaere dated May 4, 2000.(13)(*)
10.8	Letter Agreement between the Company and Mark Newman dated May 4, 2000.(13)(*)
10.9	Form of Common Stock Purchase Agreement dated October 16, 2000.(14)
10.10	Letter Agreement between the Company and Dr. Emile Loria regarding employment terms dated January 16, 2001.(15)(*)
10.11	Form of Restricted Stock Purchase Agreement between the Company and Dr. Emile Loria dated January 16, 2001.(15)(*)
10.12	Amendment to Severance Benefits Agreement between the Company and Dr. Mark Newman dated March 8, 2001.(15)(*)
10.13	Amendment to Severance Benefits Agreement between the Company and Robert De Vaere dated March 8, 2001.(15)(*)
10.14	Securities Purchase Agreement between the Company and Genencor International Inc. dated July 9, 2001.(16)(A)
10.15	Non-exclusive License Agreement between the Company and Anosys Inc. dated August 31, 2001.(16)(A)
10.16	Form of Share Purchase Agreement dated December 18, 2001.(17)
10.17	2001 Employee Stock Purchase Plan.(18)(*)
10.18	Non-Exclusive License Agreement dated October 28, 2002 between the Company and Valentis, Inc.(19)(B)
10.19	Amendment to Letter Agreement between the Company and Dr. Emile Loria dated June 20, 2003.(20)(*)
10.20	Non-Exclusive License Agreement between the Company and IDM S.A. dated July 7, 2003.(20)(C)
10.21	Form of Unit Purchase Agreement dated September 18, 2003.(21)
10.22	Form of Warrant to Purchase Common Stock dated September 18, 2003.(21)
10.23	Termination of Amendment to Letter Agreement between the Company and Dr. Emile Loria dated September 8, 2003.(22)(*)
10.24	Accelerated Benefits Agreement between the Company and Dr. Emile Loria dated February 27, 2004.(23)(*)
10.25	Unit Purchase Agreement dated April 7, 2004.(24)
10.26	Unit Purchase Agreement dated April 8, 2004.(24)
10.27	Forms of Warrants to Purchase Common Stock dated April 7, 2004.(24)

Exhibit
Number	Document Description

10.28	Share Exchange Agreement dated March 15, 2005 among the Company and certain shareholders of IDM S.A.(25)
10.29	Amendment No. 1 (to the Share Exchange Agreement) dated March 15, 2005 among the Company and certain shareholders of IDM S.A.(25)
10.30	Voting Agreement dated March 15, 2005 among the Company, Hélène Ploix, as the Shareholder Representative, and certain stockholders of the Company.(25)
10.31	Employment Agreement with Emile Loria, M.D. dated March 17, 2005.(25)(*)
10.32	Employment Agreement with Mark Newman, Ph.D. dated March 17, 2005.(25)(*)
10.33	Employment Agreement with Robert De Vaere dated March 17, 2005.(25)(*)
10.34	Amended and Restated Preferred Exchange Agreement dated April 12, 2005.(26)
10.35	Amendment No. 2 (to the Share Exchange Agreement) dated April 21, 2005 among the Company and certain shareholders of IDM S.A.(27)
10.36	Amendment No. 3 (to the Share Exchange Agreement) dated May 31, 2005 among the Company and certain shareholders of IDM S.A.(28)
10.37	Amendment No. 4 (to the Share Exchange Agreement) dated June 30, 2005 among the Company and certain shareholders of IDM S.A.(29)
10.38	Amendment No. 5 (to the Share Exchange Agreement) dated August 16, 2005 among the Company and certain shareholders of IDM S.A.(10)
10.39	Employment Agreement with Jean-Loup Romet-Lemonne, M.D. dated April 21, 2005.(10)(*)
10.40	Indemnity Escrow Agreement dated August 16, 2005, among the Company, Helene Ploix, as designated representative of certain shareholders of IDM S.A. and U.S. Bank National Association.(10)
10.41	Form of Option Liquidity Agreement between the Company and certain shareholders of IDM S.A.(30)
10.42	Form of Put/Call Agreement between the Company and certain shareholders of IDM S.A.(30)
10.43	2000 Stock Plan, as amended, and French Annex to the 2000 Stock Plan.(30)(*)
10.44	Amendment No. 1 to the French Annex to the 2000 Stock Plan.(*)
10.45	Form of Stock Option Agreement under the 2000 Plan.(31)(*)
10.46	Form of Deferred Issuance Restricted Stock Bonus Agreement under the 2000 Plan.(31)(*)
10.47	Form of French Participants Deferred Issuance Restricted Stock Bonus Agreement under the 2000 Plan.(32)(*)
10.48	Form of French Annex Stock Option Agreement under the 2000 Plan.(32)(*)
10.49	Asset Purchase Agreement between the Company and Pharmexa Inc. dated November 23, 2005.(D)
10.50	Amendment No. 1 to the Asset Purchase Agreement between the Company and Pharmexa Inc. dated December 30, 2005.(D)
10.51	License Agreement for EIS® between the Company and Pharmexa Inc. dated December 30, 2005.(D)
10.52	License Agreement for PADRE® between the Company and Pharmexa Inc. dated December 30, 2005.(D)
10.53	Services Agreement between the Company and Pharmexa Inc. dated December 30, 2005.(D)
10.54	License Agreement between CIBA-GEIGY Ltd (now Novartis) and TherAtid Inc. dated April 4, 1996 (assigned to IDM S.A. anuary 30, 2003).(D)
10.55	Memorandum of Agreement between IDM S.A. and Sanofi dated July 20, 2001.(D)
10.56	IL-13 Agreement between IDM S.A. and Sanofi dated November 30, 2001. (D)
10.57	Development, Collaboration and Supply Agreement between IDM S.A. and Medarex Inc. dated May 24, 2002.(D)

Exhibit
Number	Document Description

10.58	IL-13 Development and Manufacturing Agreement between IDM S.A. and Biotecnol S.A. dated November 4, 2003.(D)
10.59	Amendment No. 1 to IL-13 Development and Manufacturing Agreement between IDM S.A. and Biotecnol S.A. dated May 18, 2004.(D)
10.60	License and Distribution Agreement between IDM S.A. and Cambridge Laboratories dated May 10, 2005.(D)
10.61	Amended and Restated IL-13 License Agreement between IDM S.A. and Sanofi dated August 12, 2005.(D)
10.62	Restricted Stock Bonus Agreement and Grant Notice between the Company and Emile Loria, dated January 4, 2006.(*)
10.63	Amended and Restated Directors’ Deferred Compensation Plan, effective as of January 1, 2005.(*)
14.1	Code of Business Conduct and Ethics dated December 9, 2003.(25)
21.1	Subsidiaries of IDM Pharma, Inc.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Ernst & Young Audit, Independent Registered Public Accounting Firm.
25.1	Power of Attorney. Reference is made to the signature page of this report.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted).
32.1	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted).

*	Executive Compensation Plans and Arrangements

(1)	Incorporated by reference to the Company’s Form S-1 Registration Statement and Amendments thereto filed with Securities and Exchange Commission (the “SEC”) (File No. 33-43356).

(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 22, 1993.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the SEC on March 31, 1995.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, filed with the SEC on August 14, 1998.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the SEC on November 16, 1998.

(6)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on July 16, 1999.

(7)	Incorporated by reference to the Company’s Definitive Proxy Statement, filed with the SEC on Form DEF 14A on July 28, 1999.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed with the SEC on November 15, 1999.

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on July 2, 2004.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2005.

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the SEC on March 29, 2002.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1999, filed on March 17, 2000.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2000, filed on August 14, 2000.

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, filed on March 29, 2001.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2001, filed on May 11, 2001.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2001, filed on November 14, 2001.

(17)	Incorporated by reference to the Company’s Form S-3, filed on January 10, 2002.

(18)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on June 27, 2001 (File No. 333-63950).

(19)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/ A, filed on November 6, 2002.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2003, filed on August 14, 2003.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 19, 2003.

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2003, filed on November 10, 2003.

(23)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2003, filed on March 30, 2004.

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 13, 2004.

(25)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 18, 2005.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 18, 2005.

(27)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 22, 2005.

(28)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 2, 2005.

(29)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 7, 2005.

(30)	Incorporated by reference to the Company’s Definitive Proxy Statement on Form DEFM14A, filed with the SEC on June 30, 2005.

(31)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on September 8, 2005 (File No. 333-128178).

(32)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2005, filed on November 14, 2005.

(A)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on January 29, 2002.

(B)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on November 5, 2002.

(C)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on October 22, 2003.

(D)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March 2006.

IDM Pharma, Inc.

By	/s/ Jean-Loup Romet-Lemonne

Jean-Loup Romet-Lemonne, M.D.
Chairman and Chief Executive Officer
      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jean-Loup Romet-Lemonne, M.D. and Robert De Vaere, and each of them, his attorney-in-fact, with the full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jean-Loup Romet-Lemonne Jean-Loup Romet-Lemonne, M.D.	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2006

/s/ Robert J. De Vaere Robert J. De Vaere	Vice President and Chief Financial Officer, Secretary (Principal Financial and Accounting Officer)	March 31, 2006

/s/ Robert Beck Robert Beck, M.D.	Director	March 31, 2006

/s/ Jean Deleage Jean Deleage, Ph.D.	Director	March 31, 2006

/s/ Donald Drakeman Donald Drakeman, Ph.D.	Director	March 31, 2006

/s/ Sylvie Grégoire Sylvie Grégoire, Pharm.D.	Director	March 31, 2006

/s/ Michael G. Grey Michael G. Grey	Director	March 31, 2006

/s/ David Haselkorn, Ph.D. David Haselkorn, Ph.D.	Director	March 31, 2006

/s/ John P. McKearn John P. McKearn, Ph.D.	Director	March 31, 2006

IDM PHARMA INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
IDM Pharma Inc.
      We have audited the accompanying consolidated balance sheet of IDM Pharma, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDM Pharma, Inc. at December 31, 2005, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
San Diego, California
March 27, 2006

REPORT OF ERNST & YOUNG AUDIT, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
IDM Pharma Inc.
      We have audited the accompanying consolidated balance sheet of Immuno-Designed Molecules, S.A. (deemed to be the accounting acquirer of IDM Pharma, Inc. as described in Note 1, basis of presentation), as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Immuno-Designed Molecules, S.A. (deemed to be the accounting acquirer of IDM Pharma, Inc. as described in Note 1, basis of presentation), as at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

/s/ Jean-Yves Jégourel
ERNST & YOUNG Audit represented by
Jean-Yves Jégourel, Partner
Paris-La Défense,
March 7, 2005

IDM PHARMA INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$26,702,000	$41,777,000
Related party accounts receivable	2,540,000	1,983,000
Other accounts receivable	904,000	—
Research and development tax credit, current portion	526,000	719,000
Prepaid expenses and other current assets	2,223,000	1,293,000

Total current assets	32,895,000	45,772,000
Property and equipment, net	2,109,000	2,942,000
Patents, trademarks and other licenses, net	3,912,000	5,301,000
Goodwill	2,812,000	—
Research and development tax credit, less current portion	1,062,000	1,189,000
Other long-term assets	97,000	85,000

	$42,887,000	$55,289,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,887,000	$5,100,000
Accrued payroll and related expenses	2,689,000	1,921,000
Related party deferred revenues, current portion	687,000	747,000
Other current liabilities	2,251,000	835,000

Total current liabilities	10,514,000	8,603,000
Long-term debt, less current portion	317,000	317,000
Related party deferred revenues, less current portion	2,875,000	3,738,000
Other non-current liabilities	437,000	130,000
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares and no shares authorized at December 31, 2005 and 2004, respectively. No shares issued and outstanding at December 31, 2005 and 2004	—	—
Common stock, $.01 par value, 55,000,000 shares and 8,378,130 shares authorized at December 31, 2005 and 2004, respectively, and 13,219,053 and 8,378,130 shares issued and outstanding at December 31, 2005 and 2004, respectively	132,000	84,000
Additional paid-in capital	170,891,000	141,242,000
Deferred compensation	(368,000)	(43,000)
Accumulated other comprehensive income	13,165,000	17,085,000
Accumulated deficit	(155,076,000)	(115,867,000)

Total stockholders’ equity	28,744,000	42,501,000

	$42,887,000	$55,289,000

See accompanying notes.

IDM PHARMA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2005	2004	2003

Revenues:
Research grants and contract revenue	$1,621,000	$—	$—
Related party revenue	6,794,000	5,805,000	6,088,000
License fees, milestones and other revenues	124,000	—	—

Total revenues	8,539,000	5,805,000	6,088,000
Costs and expenses:
Research and development	24,021,000	20,063,000	17,703,000
Impairment of patents and licenses	2,555,000	7,716,000	1,174,000
Selling and marketing	1,270,000	1,176,000	1,661,000
General and administrative	7,437,000	9,541,000	5,307,000
Acquired in process research and development	13,300,000	—	—

Total costs and expenses	48,583,000	38,496,000	25,845,000
Loss from operations	(40,044,000)	(32,691,000)	(19,757,000)
Interest income, net	580,000	696,000	1,079,000
Other expenses, net	(4,000)	—	—
Foreign exchange (loss) gain	(162,000)	(23,000)	35,000

Loss before income tax benefit	(39,630,000)	(32,018,000)	(18,643,000)
Income tax benefit	421,000	361,000	211,000

Net loss	$(39,209,000)	$(31,657,000)	$(18,432,000)

Weighted average number of shares outstanding	10,208,937	7,279,246	7,205,575

Basic and diluted loss per share	$(3.84)	$(4.35)	$(2.56)

Comprehensive loss:
Net loss	$(39,209,000)	$(31,657,000)	$(18,432,000)
Other comprehensive (loss) gain	(3,920,000)	1,182,000	10,473,000

	$(43,129,000)	$(30,475,000)	$(7,959,000)

See accompanying notes.

IDM PHARMA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three years ended December 31, 2005

	Common Stock		Additional		Accumulated Other		Total
			Paid-In	Deferred	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Income	Deficit	Equity

Balance at December 31, 2002	7,107,781	$72,000	$120,182,000	$(347,000)	$5,430,000	$(65,778,000)	$59,559,000
Issuance of common stock in connection with private placement (net)	121,454	1,000	3,079,000				3,080,000
Issuance of common stock in connection with exercise of warrants	22,308	—	250,000				250,000
Issuance of warrants			13,000				13,000
Deferred compensation related to employee stock options			(43,000)	43,000			—
Amortization of deferred compensation related to employee stock options				162,000			162,000
Net loss						(18,432,000)	(18,432,000)
Translation adjustment					10,473,000		10,473,000

Balance at December 31, 2003	7,251,543	$73,000	$123,481,000	$(142,000)	$15,903,000	$(84,210,000)	$55,105,000
Issuance of common stock in connection with private placement (net)	1,126,587	11,000	17,785,000				17,796,000
Deferred compensation related to employee stock options			(24,000)	24,000			—
Amortization of deferred compensation related to employee stock options				75,000			75,000
Net loss						(31,657,000)	(31,657,000)
Translation adjustment					1,182,000		1,182,000

Balance at December 31, 2004	8,378,130	$84,000	$141,242,000	$(43,000)	$17,085,000	$(115,867,000	$42,501,000
Issuance of common stock in connection with exercise of warrants	2,237,862	22,000	2,008,000				2,030,000
Issuance of common stock in connection with Epimmune acquisition	2,569,817	26,000	26,450,000				26,476,000
Issuance of common stock in connection with employee stock purchase plan	2,344	—	5,000				5,000
Issuance of common stock in connection with stock bonus grants	30,900	—	104,000				104,000
Issuance of deferred issuance restricted stock awards			1,059,000	(1,059,000)			—
Issuance of consultant stock option			22,000				22,000
Deferred compensation related to employee stock options			(2,000)	2,000			—
Amortization of deferred compensation				732,000			732,000
Decrease in estimated issuance costs			3,000				3,000
Net loss						(39,209,000)	(39,209,000)
Translation adjustment					(3,920,000)		(3,920,000)

Balance at December 31, 2005	13,219,053	$132,000	$170,891,000	$(368,000)	$13,165,000	$(155,076,000)	$28,744,000

See accompanying notes.

IDM PHARMA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

Operating activities
Net loss	$(39,209,000)	$(31,657,000)	$(18,432,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation	859,000	75,000	162,000
Depreciation and amortization	1,812,000	2,735,000	2,630,000
Acquired in process research and development	13,300,000	—	—
Impairment of patents and licenses	2,555,000	7,716,000	1,174,000
Loss on disposal of assets	2,000	—	—
Foreign exchange loss	—	21,000	(33,000)
Change in operating assets and liabilities:
Related party accounts receivable (Sanofi-Aventis)	(826,000)	667,000	(1,369,000)
Prepaid expenses and other current assets	(340,000)	816,000	(1,193,000)
Research and development tax credit receivable	85,000	220,000	106,000
Other long-term assets	330,000	1,000	1,000
Accounts payable and accrued liabilities	(1,489,000)	2,011,000	1,194,000
Accrued payroll and related expenses	67,000	287,000	233,000
Related party deferred revenues (Sanofi-Aventis)	(403,000)	(687,000)	(625,000)
Other liabilities	1,624,000	248,000	240,000

Net cash used in operating activities	(21,633,000)	(17,547,000)	(15,912,000)
Investing activities
Proceeds from asset sale	12,090,000	—	—
Purchase of property and equipment	(514,000)	(505,000)	(394,000)
Patents, trademarks and other licenses	(499,000)	(604,000)	(1,582,000)
Net cash paid for acquisition	(1,015,000)	—	—

Net cash provided by (used in) investing activities	10,062,000	(1,109,000)	(1,976,000)
Financing activities
Proceeds from loans	225,000	155,000	—
Repayment of loans	—	—	(362,000)
Net proceeds from issuance of common stock	2,000	15,536,000	—
Proceeds from warrants	—	—	263,000

Net cash provided by (used in) financing activities	227,000	15,691,000	(99,000)
Effect of exchange rate on cash and cash equivalents	(3,731,000)	2,761,000	8,290,000

Decrease in cash and cash equivalents	(15,075,000)	(204,000)	(9,697,000)
Cash and cash equivalents at beginning of year	41,777,000	41,981,000	51,681,000

Cash and cash equivalents at end of year	$26,702,000	$41,777,000	$41,984,000

Supplemental disclosure of cash flow information
Interest paid	$3,000	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Issuance of shares in exchange for professional services	$—	$944,000	$—

Issuance of shares in exchange for patents and licenses	$2,030,000	$—	$3,080,000

Issuance of shares in connection with Epimmune acquisition	$26,476,000	$—	$—

See accompanying notes.

IDM PHARMA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies

Nature of business, basis of presentation and principles of consolidation
      IDM Pharma Inc. (for the purposes of these notes, referred to as “IDM” or the “Company”) was incorporated in Delaware on July 10, 1987 as Cytel Corporation. On July 1, 1999, Cytel merged with its majority-owned subsidiary, Epimmune Inc., and changed its name from Cytel Corporation to Epimmune Inc. On August 16, 2005, Epimmune Inc. completed a share exchange transaction with the shareholders of Immuno-Designed Molecules, S.A. (referred to as IDM S.A.) and IDM S.A. became a subsidiary of Epimmune Inc. This transaction was accounted for as a reverse merger in which IDM S.A. was the accounting acquirer of Epimmune Inc. (see Note 3). In connection with the closing of the transaction, Epimmune Inc. changed its name from Epimmune Inc. to IDM Pharma, Inc. IDM develops products that are designed to stimulate the immune system, destroy tumor cells after surgery or chemotherapy, and immunize patients to prevent tumor recurrence.
      The Company’s lead product candidate, Junovan, has completed a Phase III clinical trial, for the treatment of osteosarcoma. The Company also has several product candidates in Phase II/ III, II and I/ II clinical trials for a variety of cancers including bladder, lung and colorectal cancers. Two products are in pre- clinical development.
      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2005, the Company has an accumulated deficit of $155.1 million and is not forecasting profitable operations in the foreseeable future. Successful completion of the Company’s transition to commercialization and to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure and, if necessary, obtaining additional financing and/or reducing expenditures. The Company believes it will have sufficient funds to support its operations through at least the second quarter of 2007. The Company plans to continue to finance its operations with a combination of debt and equity financing. While the Company has been successful in raising equity financing in the past, there can be no assurance that the Company will be able to raise additional funds in the future.
      The consolidated financial statements include IDM’s accounts and those of its subsidiaries: IDM Inc. in Irvine, California, IDM SA in Paris, France and IDM Biotech Ltd in Montreal, Quebec, Canada. All intercompany accounts and transactions have been eliminated in the consolidation.
      As a result of the Combination and reverse acquisition in August 2005, the Company was required to convert all historical equity transactions from the Euro to the U.S. dollar at the rate in effect on the date of the original equity transaction to reflect the change in reporting currency. In completing its 2005 consolidated financial statements, the Company determined that it had incorrectly converted certain historical equity transactions at the wrong exchange rates for the December 31, 2004 balance sheet which was previously only reported in U.S. dollars during the Company’s filing of its September 30, 2005 financial statements.

Use of Estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

IDM PHARMA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Nature of Business and Summary of Significant Accounting Policies — (Continued)

Foreign currency translation
      The reporting currency of the Company and its subsidiaries is the U.S. dollar.
      The U.S. dollar is the functional currency for all of the Company’s businesses except for its subsidiaries in France and Canada, for which the functional currencies are the euro and the Canadian dollar, respectively. Foreign currency-denominated assets and liabilities for these units are translated into U.S. dollar based on exchange rates prevailing at the end of the period, revenues and expenses are translated at average exchange rates prevailing during the corresponding quarter, and shareholders’ equity accounts are translated at historical exchange rates. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of those entities where the functional currency is not the U.S. dollar are included as a component of accumulated other comprehensive income.
      Gains and losses resulting from foreign currency transactions are reflected in comprehensive net loss. IDM does not undertake hedging transactions to cover its currency exposure.

Cash and Cash Equivalents
      Cash and cash equivalents consist primarily of cash, certificates of deposit, treasury securities and repurchase agreements with original maturities at the date of acquisition of less than three months.

Major customer and concentration of credit risk
      The Company’s major customers and other sources of revenue are Sanofi-Aventis and governmental agencies, which the Company does not believe presents a significant accounts receivable credit risk. The Company’s deposits, which are mainly kept in dollars and euros, are maintained in both major U.S. and French institutions. The Company does not require collateral to hedge its credit risk as the Company believes it is not exposed to a significant risk due to the financial position of Sanofi-Aventis and these financial institutions.
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

Revenue recognition
      The Company recognizes revenues pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition and EITF 00-21, Revenue Arrangements with Multiple Deliverables. License fees are earned and recognized in accordance with the provisions of each agreement. Upfront license fees for perpetual licenses where IDM conveys rights to intellectual property it owns to a license upon signing of a definitive agreement and the Company has no further delivery or performance obligations beyond the performance of those obligations, are recognized when received.
      The Company generates certain revenues from a collaborative agreement with Sanofi-Aventis, a related party to the Company. These revenues consist of up-front fees, milestone payments and ongoing research and development funding.
      Non-refundable up-front payments that the Company receives in connection with collaborative research and development agreements are deferred and recognized on a straight-line basis over the research term.

IDM PHARMA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Nature of Business and Summary of Significant Accounting Policies — (Continued)
When the research term cannot be specifically identified from the agreement, the Company estimates it based upon its current development plan for the product. These estimates are continually reviewed and could result in a change in the deferral period, such as, for example, when the estimated development period for a product changes. As a result, the timing and amount of revenue recognized may change. For example, the Company’s current estimated development period for Uvidem, which is one product candidate for which it currently receives revenues, is nine years. If this estimated development period is extended or shortened, the amount of revenues recognized per period would decrease or increase correspondingly.
      Revenues from milestone payments for products selected by collaborative partners are recognized in full upon achievement of the relevant milestone when a fair value can be ascribed. During the development phase of a collaborative research and development agreement, the Company considers that no fair value can be ascribed to the upfront fee and the milestone payments, given the inherent uncertainty of the technological outcome at this stage of the research and development process, which does not enable the Company to make a reliable, verifiable and objective determination of the fair value of each payment. As no fair value can reasonably be ascribed, such payments are recorded as deferred revenue and recognized over the remaining development term on a straight-line basis.
      Reimbursement of ongoing research and development expenses for products selected by collaborative partners are recognized as revenues when the services have been performed and the payment is assured. Reimbursement of research and development expenses incurred prior to selection of a product by a collaborative partner are considered as additional up-front payments and are recorded as deferred revenue and are recognized on a straight-line basis over the research term. The Company believes that the value assigned to the funding of research and development costs incurred prior to the selection of a product by a collaborative partner cannot be deemed to be representative of the fair value of the corresponding research and development costs incurred prior to such product selection given the uncertainty of the technological outcome in the development stage.

Research and development expenses and related tax credit.
      Research and development expenses consist primarily of costs associated with the clinical trials of the Company’s products, compensation and other expenses for research and development personnel, supplies and development materials, costs for consultants and related contract research, facility costs and amortization and depreciation of patents and licenses. These costs are expensed as incurred.
      Research and development expenses incurred in France and Quebec, relating to the activities of the Company’s French subsidiary, IDM S.A., and Canadian subsidiary, IDM Biotech Ltd., form the basis for a tax credit, which is recorded as a current income tax benefit in the period in which the expenses are incurred and the credit is claimed. The credit is recoverable in cash if not used to offset taxes payable in the fourth year following its generation after a governmental evaluation in France, and in the year following its generation in Quebec. The research and development tax credit is recorded as a current asset if payable within one year, or as a long-term asset if payable beyond one year.

Earnings per share
      Earnings per share (“EPS”) is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding owned but unvested shares. Diluted EPS reflects the potential dilution of securities that could share in the Company’s earnings, such as common stock equivalents that may be issuable upon exercise of outstanding common stock options or

IDM PHARMA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1.                       Nature of Business and Summary of Significant Accounting Policies — (Continued)
warrants as well as all shares of preferred stock, which may be converted into common stock. Prior to the application of the treasury stock method, the common stock equivalents shown in the table below for the periods ended December 31, 2005, 2004 and 2003 have been excluded from EPS as the effect is antidilutive:

	2005	2004	2003

Options Outstanding	1,547,790	623,434	622,787
Warrants Outstanding	325,056	2,237,862	2,237,862
Restricted Stock Awards	188,730	—	—
Reserved Pursuant to Put/ Call Agreements	78,600	—	—

Total	2,140,185	2,861,296	2,860,649

Intangible assets, Patents, Trademarks and Licenses
      Intangible assets principally include patent registration costs and acquisition of licenses. They also include trademarks registration costs.
      The Company capitalizes the costs incurred to file patent applications when it believes there is a high likelihood that the patent will be issued and there will be future economic benefit associated with the patent. These costs are amortized on a straight-line basis over the estimated useful life, which is generally ten years from the date of patent filing. The Company expenses all costs related to abandoned patent applications. In addition, the Company reviews the carrying value of patents for indicators of impairment on a periodic basis. If the Company elects to abandon any of its currently issued or unissued patents or the Company determines that the carrying value is impaired, it values the patent at fair value and the related expense could be material to its results of operations for the period of the abandonment. The same method is used for trademarks.
      Costs associated with licenses acquired in order to be able to use products from third parties prior to receipt of regulatory approval to market the Company’s products are capitalized if (i) the licenses are to be used in the scope of a research and development program in Phase III clinical development at the time the license is acquired, at which stage the absence of toxicity has been assessed and the Company has a reasonable expectation to achieve marketing approval for the program, or (ii) the licenses can be used in other specifically identified research and development programs to be begun after the date of acquisition. Costs of acquisition of licenses are capitalized and amortized on a straight-line basis over the useful life of the license, which the Company considers to begin on the date of acquisition of the license and continue through the end of the estimated term during which the technology is expected to generate substantial revenues. In the case of the licenses or assets acquired from Medarex and Jenner Biotherapies, the Company estimated their useful lives to be ten years from the date of acquisition.

Impairment of long-lived assets
      In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company periodically evaluates the value reflected on its balance sheet of long-lived assets, such as patents, trademarks and licenses, when events and circumstances indicate that the carrying amount of an asset may not be recovered. Such events and circumstances include the use of the asset in current research and development projects, any potential alternative uses of the asset in other research and development projects in the short to medium term, clinical trial results and research and development portfolio management options. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values.

IDM PHARMA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Nature of Business and Summary of Significant Accounting Policies — (Continued)

Goodwill and other intangible assets
      In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company annually tests goodwill and other intangible assets for impairment. This analysis requires the Company first to compare the fair value of a reporting unit with its carrying amount, including goodwill. The Company has determined that it is operating as one reporting unit for purposes of this analysis. If the fair value of the reporting unit on the measurement date is less than the carrying amount, a second step is performed to determine the amount of the impairment loss. This involves comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill. As of the period ended December 31, 2005, the Company’s analysis determined that the fair value of the reporting unit exceeded the carrying amount and thus no goodwill impairment was recognized.

Fair value of financial instruments
      At December 31, 2005, 2004 and 2003, the carrying values of financial instruments such as cash and cash equivalents, trade receivables and payables, other receivables and accrued liabilities and the current portion of long-term debt approximated their market values, based on the short-term maturities of these instruments.

Fixed assets — net
      Fixed assets — net are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over their estimated useful lives as follows:

Laboratory Equipment:	5 years
Computer Equipment:	3 years
Furniture:	5 years
Office Equipment:	8 years
Leasehold improvements:	Shorter of useful life or lease term

Income taxes
      The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company also determines its tax contingencies in accordance with SFAS No. 5 (“SFAS 5”), “Accounting for Contingencies.” The Company records estimated tax liabilities to the extent the contingencies are probable and can be reasonably estimated.

Segment information
      The Company operates in one segment, immunotherapy research. The majority of the Company’s assets are located in the U.S. and in France.

Warrants and stock options granted to employees, directors and consultants
      IDM accounts for stock options and warrants granted to employees in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. Under APB 25, no compensation expense is recognized for stock options and warrants issued to employees with an exercise price equal to or greater than the fair value of the underlying shares. Options and warrants

IDM PHARMA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Nature of Business and Summary of Significant Accounting Policies — (Continued)
issued with an exercise price less than the fair value result in deferred compensation which is recorded within shareholder’s equity and amortized to expense over the vesting period.
      SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” provides an alternative to APB 25 in accounting for stock-based compensation issued to employees. SFAS 123 provides for a fair-value-based method of accounting for employee stock options and similar equity instruments. Companies that elect to continue to account for stock-based compensation arrangements under APB 25 are required by SFAS 123 to disclose the pro forma effect on net income and net income per share as if the fair-value-based method proposed by SFAS 123 had been adopted.
      Pro forma information regarding net loss is required by SFAS 123 as if the Company had accounted for its employee stock options under the fair value method. The fair value of the Company’s options was estimated at the date of grant using the Black-Scholes value method effective August 16, 2005 and the minimum value method, with the following assumptions for 2005, 2004 and 2003:

Weighted Average Information	2005	2004	2003

Risk-free interest rate	5.00%	4.39%	4.33%
Dividend yield	0%	0%	0%
Expected option life (years)	6	7	7
Volatility factor	115%	*	*

*	The Company has used the minimum value method to determine the fair value of options granted prior to the reverse merger with Epimmune on August 16, 2005, which was the date the Company’s shares became publicly traded. The minimum value method does not consider the expected volatility of the underlying stock, and is only available to non-public entities.
      Because the determination of the fair value of the Company’s options is based on assumptions described above, and because additional option grants are expected to be made in future periods, this pro forma information is not likely to be representative of the pro forma effects on reported net income or loss for future periods.
      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Had compensation cost for the company’s stock option plan been determined on the fair value method set forth in SFAS 123, the Company’s net loss and basic and diluted net loss per share would have been changed to the pro forma amounts indicated in the table below for December 31, 2005, 2004 and 2003:

	2005	2004	2003

Net loss as reported	$(39,209,000)	$(31,657,000)	$(18,432,000)
Add: stock based employee compensation expense included in reported net loss	859,000	75,000	162,000
Deduct: total stock based employee compensation expense determined under fair value based method for all awards	(2,018,000)	(1,046,000)	(716,000)

Pro forma net loss	$(40,368,000)	$(32,628,000)	$(18,986,000)

Net loss per share:
Basic and diluted — as reported	$(3.84)	$(4.35)	$(2.56)

Basic and diluted — pro forma	$(3.95)	$(4.48)	$(2.63)

IDM PHARMA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Nature of Business and Summary of Significant Accounting Policies — (Continued)

Comprehensive Income
      The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income” SFAS No. 130, which provides rules for the reporting and display of comprehensive income (loss) and its components. Comprehensive loss is comprised of net loss and other comprehensive income (loss), or OCI. OCI includes certain changes in stockholders’ equity that are excluded from net loss such as foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income has been reflected in the consolidated statements of operations. The components of accumulated OCI consist solely of foreign currency translation adjustments.

Recently Issued Accounting Standards
      In December 2004 and as amended in April 2005, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R, which replaces SFAS No. 123, and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the fiscal year beginning January 1, 2006, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning in the first period restated. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on the Company’s results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

2.	Research and Development and Marketing Agreements

Jenner
      In March 2003, The Company entered into an asset purchase agreement with Jenner Biotherapies, Inc. (“Jenner”), a biotechnology company devoted to the development of cancer vaccines and macrophage activators. Pursuant to the terms of the agreement, the Company purchased assets including a license to Jenner’s lead product candidate, Mepact, now Junovan. This asset was acquired by issuing IDM S.A. shares. The asset purchase was consummated in April 2003.
      In accordance with EITF 96-18, Accounting For Equity Instruments That Are Issued to Other Than Employees For Acquiring, or in conjunction with Selling, Goods or Services, the Junovan license was valued at fair value for an amount of $3,080,000 on the date the shares were issued to Jenner by IDM S.A. The fair value of the shares was recorded as common stock and additional paid-in capital, and represented the basis for the total valuation of the license acquired. Total consideration was allocated to the Junovan license based on its fair value at the date of issuance, which was also valued by the Company, based on estimated future cash flows and an expected rate of success, as determined by IDM’s management. The fair values allocated to the license with alternate future use amounted to $3,080,000 million and is reflected in patents, trademarks and other licenses.

IDM PHARMA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.     Research and Development and Marketing Agreements — (Continued)
      The license capitalized from Jenner is being amortized over 10 years, which is management’s estimate of the expected life of future products developed from the use of the license.
      IDM’s direct research and development expenses related to Junovan amounted to approximately $2,563,000 and $2,369,000 million in 2005 and 2004, respectively.

Agreement with Sanofi-Aventis (Related Party)
      In July 1999, the Company entered into an agreement, referred to as the 1999 Agreement, with Sanofi-Aventis under which the Company has the right to use certain proprietary molecules and certain patents, licenses and intellectual property of Sanofi-Aventis in exchange for IDM SA shares and warrants to purchase additional shares of IDM S.A. As part of this agreement, Sanofi-Aventis also provided the Company with assets that were fully expensed during the year ended December 31, 2000, because of the absence of any alternative future use, as well as uncertainty of future cash flows.
      In July 2001, the Company entered into an agreement, referred to as the 2001 agreement, with Sanofi-Aventis to cooperate in cellular immunotherapy research for the development and marketing of immunologic treatments for cancers. Under this agreement, Sanofi-Aventis has the right to select up to 20 Cell Drug development programs (individually “an option”) from IDM’s line of research and development activities. The Company will undertake preclinical development, and if Sanofi-Aventis exercises its option, Sanofi-Aventis will finance the clinical development and have exclusive worldwide marketing rights for the selected drugs, if the clinical trials are successful.
      For each exercised option, Sanofi-Aventis will pay an initial nonrefundable upfront payment, followed by milestone payments upon the completion of Phase I, and Phase II clinical trials, and a fee upon Sanofi-Aventis exercising an exclusive license option. In addition, Sanofi-Aventis will also reimburse all corresponding research and development expenses for each program that is selected. Under certain circumstances, Sanofi-Aventis can exercise two of the 20 potential options under which several of the required payments will be waived. Sanofi-Aventis can terminate its involvement in any program at any time without penalty. If this occurs, the Company’s obligations with respect to that program will be waived, and the Company will be able to proceed with the development program and commercialize the product on its own. None of the proceeds are refundable to Sanofi-Aventis in the event of termination.
      At all times, the Company retains the intellectual property rights attached to the immunological treatments developed in programs subject to the July 2001 agreement and will grant Sanofi-Aventis an option for an exclusive worldwide license for the commercialization of each treatment. If Sanofi-Aventis exercises the commercialization option, a nonrefundable fee will be due to IDM upon exercise, followed by milestone payments, based on the potential market size for the treatment. During the commercialization phase, IDM will manufacture the treatment.
      On November 30, 2001, the Company entered into a new agreement with Sanofi-Aventis, which replaced and superseded the 1999 Agreement and added new provisions to the July 2001 Agreement.
      On December 21, 2001, Sanofi-Aventis exercised its first option on the ongoing melanoma development program Uvidem (Uvidem option). Pursuant to the terms of the agreement, IDM received: (i) an up-front fee of $1,790,000; (ii) a completion of Phase I milestone payment of $1,837,000 since the program was already in Phase II and (iii) reimbursement of all research and development costs incurred from 1999 through December 2001, which approximated $1,722,000. Repayment received for past R&D expenses incurred by IDM prior to the selection of an option by Sanofi-Aventis are considered as an additional upfront fee. IDM believes that no specific fair value can be ascribed to each of these individual payments, given that the technological outcome of the development program has not been assured and as such cannot be accounted for

IDM PHARMA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.     Research and Development and Marketing Agreements — (Continued)
separately. The revenue from these three payments has been recognized over the remaining program development period, which is estimated to be nine years.
      Revenue recognized for the years ending December 31, 2005, 2004 and 2003, under the Sanofi-Aventis agreement, by source, is as follows:

	2005	2004	2003

Amortization of upfront fee	$220,000	$219,000	$200,000
Amortization of phase I milestone payment	259,000	259,000	236,000
Amortization of initial R&D expenses from 1999 to 2001	208,000	208,000	189,000
Reimbursement of current R&D expenses	6,107,000	5,119,000	5,463,000

Total revenues	$6,794,000	$5,805,000	$6,088,000

      IDM’s direct research and development expenses related to Uvidem amounted to approximately $4,052,000, $3,216,000 and $3,186,000 in 2005, 2004 and 2003, respectively.
      The warrants granted in connection with the 1999 Agreement were exercised on August 12, 2005, prior to the Combination, in exchange for a new license agreement for the Company’s use of IL-13 in Phase III clinical trials and for the commercialization of the Company’s products using IL-13. The net exercise price of the warrants was offset by a lump-sum payment corresponding to the payment for the IL-13 license agreement. The fair value of the shares issued to Sanofi-Aventis was estimated at approximately $2,030,000, was recorded as common stock and additional paid in capital, and represented the basis for the total valuation of the license acquired. The fair value allocated to the license was reflected in intangible assets and immediately impaired in full in accordance with the Company’s established policies.
      In connection with the 2001 Agreement, Sanofi-Aventis also invested approximately $33 million in IDM S.A. As a result of the Combination, Sanofi-Aventis now owns greater than 10% of the Company’s outstanding common stock and is, therefore, considered a related party.

Medarex (Related Party)
      In December 1993, the Company entered into a research, development and commercialization agreement with Medarex. This agreement was subsequently amended and restated on July 21, 2000.
      In July 2000, the Company consummated several interrelated agreements with Medarex (collectively, the “Arrangement”). Under the Arrangement, Medarex paid the Company $2,000,000 in cash, released the Company from obligations under the 1993 research, development and commercialization agreement, and granted exclusive and non-exclusive worldwide licenses for the use, manufacturing and commercialization of several antibodies developed by Medarex. In return, IDM S.A. issued to Medarex shares and “units”. Each “unit” comprised one IDM SA share and 19 warrants, each warrant giving the right to subscribe for one bond convertible into or redeemable for one IDM SA share, at a price of $10.01 per bond, from September 11, 2002 through September 10, 2012. In addition, the Company agreed to expend a specific amount towards the further research and development of products incorporating certain antibodies licensed from Medarex. As of December 31, 2005, the Company had met its obligations with respect to such expenditure.
      In accordance with EITF 96-18, Accounting For Equity Instruments That Are Issued to Other Than Employees For Acquiring, or in conjunction with Selling, Goods or Services, the units were valued at fair value on the date of their issuance. The fair value of the units was recorded as common stock and additional paid in

IDM PHARMA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.     Research and Development and Marketing Agreements — (Continued)
capital, and represented the basis for the total valuation of the licenses acquired. Total consideration was allocated to each license and to the repurchase of a commercialization option initially granted by IDM S.A. to Medarex, based on their respective fair values using estimated future cash flows and an expected rate of success. The fair values allocated to licenses with alternative future use amounted to $12,379,000 and were reflected in intangible assets. The amounts pertaining to the cancellation of the original commercialization agreement and to additional licenses with no alternative future use were charged directly to operating results.
      The licenses acquired from Medarex and capitalized were being amortized over 10 years, which is management’s estimate of the expected life of future products developed from the use of the respective licenses. The Company reviews intangible assets for impairment whenever impairment indicators are present. During the year ended December 31, 2004, $6,776,000 were recorded as an impairment charge in relation with certain antibodies licensed from Medarex that the Company determined not to pursue development of currently, and wrote off in accordance with its established policies. Consequently, the assets related to the Arrangement were fully written off and have no remaining value.
      IDM’s direct research and development expenses related to Osidem amounted to approximately $17,000, $199,000 and $705,000 in 2005, 2004 and 2003, respectively.
      All of the warrants granted in connection with the Arrangement were exercised and the corresponding bonds were converted into IDM S.A. shares on August 12, 2005, prior to the Combination. The exercise price of the warrants was offset by a lump-sum payment corresponding to the payment for the Medarex licenses and the cancellation of the original commercialization agreement. As a result of the Combination, Medarex now owns greater than 10% of the Company’s outstanding common stock and is, therefore, considered a related party.

Cambridge Labs
      In May 2005, the Company entered into a license and distribution agreement with Cambridge Laboratories Ltd, a privately held British pharmaceutical company, for the distribution of Junovan in the United Kingdom and the Republic of Ireland. Pursuant to this agreement, the Company received an upfront payment, a certain portion of which is reimbursable if Junovan does not receive marketing approval in the United Kingdom and the Republic of Ireland and will receive a milestone payment upon achieving such marketing approval. In addition, the Company will receive royalties based on net sales of Junovan in the United Kingdom and the Republic of Ireland, and a performance royalty upon reaching a cumulative net sales threshold.
      The Company is recognizing a portion of the up-front payment over the remaining product life, which is estimated to be ten years after initial sales. The other half is recorded as a long term liability until Junovan receives marketing approval in the United Kingdom and the Republic of Ireland. Subsequently, it will be recognized over the remaining product life.

3.	Business Combination and Name Change
      In connection with the business combination between IDM and Epimmune on August 16, 2005, IDM S.A., which is now IDM Pharma, Inc.’s French subsidiary, was deemed to be the acquiring company for accounting purposes and the share exchange was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with U.S. generally accepted accounting principles. The Combination and the purchase method are described below.
      As of August 15, 2005, Epimmune had 2,569,895 shares of common stock outstanding, after giving effect to the Reverse Split, including 278,468 shares after giving effect to the conversion of the preferred stock

IDM PHARMA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.     Business Combination and Name Change — (Continued)
pursuant to the terms of the Amended and Restated Preferred Exchange Agreement. Based on the average of the closing prices for a range of trading days (March 14, 2005 through March 18, 2005, inclusive) around and including the announcement date of the Combination, the fair value of the outstanding shares of Epimmune’s common stock was $9.31 per share or approximately $23,890,000. The total purchase price of approximately $29,774,000 is as follows:

Epimmune common stock	$21,301,000
Epimmune preferred stock, as-converted to common	2,589,000
Estimated fair value of options assumed	2,586,000
Estimated IDM S.A. direct transaction costs	3,298,000

Total purchase price	$29,774,000

      The assumptions used to calculate the fair value of the outstanding Epimmune stock options and warrants were as follows: risk-free interest rate of 4%, dividend yield of 0%, stock volatility factor of .947, stock price of $1.33, and a weighted average expected life of 2.9 years.
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
      The allocation of the preliminary estimated purchase price, the estimated useful lives and related first-year amortization associated with certain assets is as follows:

		Estimated Useful
	Amount	Life (Years)

Purchase price allocation:
Net tangible assets (net of liabilities)	$1,607,000	—
Licensing and milestone agreements	1,600,000	5 years
In-process research and development (“IPR&D”)	13,300,000	—
Goodwill	13,267,000	—

Total purchase price	$29,774,000

      Epimmune evaluated projects currently under development and determined that $13,300,000 was attributable to in-process research and development. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as clarified by FIN No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, an Interpretation of FASB Statement No. 2, amounts assigned to IPR&D meeting the above-stated criteria are charged to expense as part of the allocation of the purchase price.
      Epimmune had two products in various states of clinical trials as of the valuation date: EP HIV-1090, a therapeutic vaccine for HIV in Phase I clinical trials and EP-2101, a therapeutic vaccine for non-small cell lung cancer which entered Phase II clinical trials in December 2004. The fair value of the IPR&D was determined using the income approach. Under the income approach, the expected future cash flows for each product under development are estimated and discounted to their net present value at an appropriate risk-

IDM PHARMA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.     Business Combination and Name Change — (Continued)
adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted-average cost of capital and return on assets, as well as the risks inherent in the development process. For purposes of the analysis, EP HIV-1090 was projected to generate material revenue and cash flows beginning in 2013 and EP-2101 was projected to generate material revenue and cash flows beginning in 2014. Remaining research and development expenses for both EP HIV-1090 and EP-2101 are based on management’s best estimates to bring the drug candidates to market. A 24% risk adjusted discount rate was applied to the cash flow projected for EP HIV-1090 and a discount rate of 29% was applied to the EP-2101 projected cash flow. The application of this methodology resulted in a fair value of $7,500,000 being assigned to EP HIV-1090 and $5,800,000 being assigned to EP-2101. Licensing and milestone agreements represents a combination of Epimmune’s patents, trade secrets, core technology and services that it has developed through years of work in the field of epitope identification. This proprietary knowledge base has been leveraged by Epimmune to enter into agreements with licensing and milestone opportunities.
      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,”goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

4.	Sale of Infectious Disease Related Assets
      Pursuant to an asset purchase agreement, dated November 23, 2005, as amended on December 30, 2005, with Pharmexa Inc, the Company sold specific assets related to its infectious disease programs and certain other assets to Pharmexa for $12,028,000 in net cash.
      In connection with the asset sale, the Company also entered into two separate, fully paid up perpetual license agreements with Pharmexa, which guarantee the Company continuing rights to use the PADRE® and Epitope Identification System (EIS®) technologies, included in the assets to be acquired by Pharmexa, in the cancer field. In addition, the Company entered into a three-year services agreement with Pharmexa, which will provide certain services required for the Company’s ongoing clinical trials of its EP-2101 therapeutic vaccine for non-small cell lung cancer, as well as access to expertise and know how related to epitope identification. The Company received a credit for the first year of the services agreement and recorded prepaid services of $900,000 at December 31, 2005 in connection with the credit. The transaction included the assumption by Pharmexa of the Company’s current lease at its San Diego facility and the transfer of most of its San Diego based employees to Pharmexa. The Company retained all rights to its cancer programs.
      The carrying amounts of the assets and liabilities sold in connection with the Pharmexa transaction were as follows:

Amount

Prepaids and other current assets	$214,000
Fixed assets	778,000
Intangible assets	1,627,000
Goodwill	10,455,000
Accrued liabilities	(146,000)

Total carrying value	$12,928,000

IDM PHARMA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4.     Sale of Infectious Disease Related Assets — (Continued)
      Due to the proximity of the sale of the specific assets to the original acquisition date of Epimmune by IDM S.A., the Company did not record a gain on the sale of the net assets, but instead reduced the amount of goodwill originally recorded in connection with the closing of the Combination in August 2005 by $10,455,000.
      The results of operations of Epimmune are included in IDM Pharma’s condensed consolidated financial statements from the date of the business combination transaction as of August 16, 2005. On November 23, 2005, IDM Pharma, Inc. entered into an asset purchase agreement with Pharmexa, Inc. as amended on December 30, 2005, pursuant to which IDM Pharma sold specific assets related to its infectious disease programs and certain other assets to Pharmexa Inc. for net proceeds of $12,028,000. The following table presents pro forma results of operations and gives effect to the business combination transaction and sale of assets as if they were both consummated at the beginning of the periods presented and excludes the direct operating results of the assets sold for all periods presented. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the business combination been completed at the beginning of the period or of the results that may occur in the future.

	Year Ended	Year Ended	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003

Revenues	$7,134	$6,650	$6,949
Net loss	$(39,483)	$(38,016)	$(26,232)
Net loss per common share — basic and diluted	$(3.87)	$(2.89)	$(2.07)

5.	Balance Sheet Information

Cash and Cash equivalents
      The Company’s cash and cash equivalents consisted of the following:

	As of December 31,

	2005	2004	2003

Money market funds	$14,574,000	$467,000	$150,000
Cash, including certificates of deposit	12,128,000	41,310,000	41,831,000

Total cash and cash equivalents	$26,702,000	$41,777,000	$41,981,000

Prepaids and Other Current Assets
      The Company’s prepaids and other current assets consisted of the following:

	2005	2004

Prepaid expenses	$758,000	$381,000
Value added tax receivable	514,000	849,000
Prepaid services agreement	900,000	—
Other current assets	51,000	63,000

	$2,223,000	$1,293,000

IDM PHARMA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5.     Balance Sheet Information — (Continued)

Fixed Assets — Net
      The Company’s fixed assets consisted of the following:

	As of December 31,

	2005	2004

Laboratory equipment	$2,488,000	$2,722,000
Computer equipment	1,591,000	1,778,000
Furniture and other equipment	683,000	1,065,000
Leasehold improvements	1,857,000	2,120,000

Total fixed assets	6,619,000	7,685,000
Less accumulated depreciation and amortization	(4,510,000)	(4,743,000)

Fixed assets — net	$2,109,000	$2,942,000

      Depreciation and amortization expense for the years ended December 31, 2005, 2004 and 2003 was, $1,090,000, $966,000 and $849,000, respectively.

Intangible Assets — Net
      The Company’s intangible assets-net consisted of the following:

	As of December 31, 2005			As of December 31, 2004

		Accumulated			Accumulated
		Amortization and			Amortization and
	Original Cost	Impairment	Net	Original Cost	Impairment	Net

Patents	$3,055,000	$(2,105,000)	$950,000	$3,154,000	$(1,950,000)	$1,204,000
Trade marks	592,000	(513,000)	79,000	596,000	(287,000)	309,000
Other licenses(1)	4,374,000	(1,491,000)	2,883,000	5,001,000	(1,213,000)	3,788,000
Sanofi-Aventis licenses(1)	2,030,000	(2,030,000)	—	—	—	—
Medarex licenses(1)	16,998,000	(16,998,000)	—	19,432,000	(19,432,000)	—

Total	$27,049,000	$(23,137,000)	$3,912,000	$28,183,000	$(22,882,000)	$5,301,000

(1)	On August 12, 2005, Sanofi-Aventis exercised warrants that were granted in connection with the 1999 Agreement in exchange for a new license agreement for the Company’s use of IL-13 in Phase III clinical trials and for the commercialization of the Company’s products using IL-13. The fair value of the shares issued to Sanofi-Aventis was estimated at approximately $2,030,000. The fair value allocated to the license was reflected in intangible assets and immediately impaired in full since the Company does not currently have a product using IL-13 in Phase III clinical trials.

In 2000, the Company acquired licenses from Medarex, which were capitalized for an amount of $12,379,000. In 2004, the Company recorded an impairment charge of $6,776,000 relating to the remaining carrying value of the Medarex licenses. This impairment charge was related to IDM’s decision not to further pursue a development program in connection with the MDX-210 antibody, an antibody used in the Company’s Osidem-2 product candidate.

Following a successful Phase I/ II clinical trial of Osidem, the Company had initiated Phase III clinical trials of the product in May 2000 in Europe and Australia. It also received approval for a Phase II clinical trial in the United States in April 2002. This approval required that the product be manufactured in a

IDM PHARMA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Balance Sheet Information — (Continued)
frozen form in compliance with Good Manufacturing Practice (“GMP”). At that time, all of the Company’s products, with the exception of Osidem, were frozen and manufactured according to the FDA’s GMP standards. The Company therefore decided to stop the clinical trials underway in Europe and Australia in order to begin work immediately on a frozen version of Osidem, known as Osidem-2, to be manufactured in compliance with the FDA’s requirements.

In September 2003, upon successful preclinical testing of Osidem-2, the Company terminated the Phase III studies of Osidem in order to start a new clinical development program for Osidem-2. The Company intended to either pursue the development of Osidem-2 on its own, subject to appropriate financing, or seek a strategic partnership to explore the potential of Osidem-2 as a first-line treatment for advanced ovarian cancer.

In September 2004, without new financing, the Company decided not to pursue its Osidem-2 development program. In the absence of other available collaborations or strategic partnerships to continue the development of the product candidate, the Company considered that no commercially viable alternative future use existed and accordingly, the fair value of the license was deemed to be zero. The Company impaired the remaining value of the corresponding Medarex license for $6,776,000 during the year ended December 31, 2004.

During 2003, the main acquisition of the Company was the Jenner licenses for an amount of $3,080,000. The amortization period of these licenses is 10 years. (See note 2.1)
      Patent, license and trademark amortization and impairment costs are detailed in the table below.

	2005	2004	2003

Amortization
Patents	$166,000	$382,000	$191,000
Licenses	509,000	1,345,000	1,548,000
Trademarks	47,000	42,000	42,000

	$722,000	$1,769,000	$1,781,000

Impairment
Patents	$264,000	$357,000	$18,000
Licenses	2,071,000	7,359,000	1,084,000
Trademarks	220,000	—	72,000

	$2,555,000	$7,716,000	$1,174,000

Goodwill
      The following table presents the changes in the carrying value of the Company’s goodwill:

Year Ended
December 31,

2005

Beginning balance	$—
Goodwill recorded in connection with business combination (Note 3)	13,267,000
Reduction in goodwill in connection with asset sale (Note 4)	(10,455,000)

Ending balance	$2,812,000

IDM PHARMA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5.     Balance Sheet Information — (Continued)

Other Currents Liabilities
      The Company’s other current liabilities consisted of the following:

	2005	2004

Value added tax payable — IDM SA	$399,000	$407,000
Accrued tax contingency	1,638,000	—
European grant — IDM SA	214,000	428,000

	$2,251,000	$835,000

Long-term Debt less Current Portion
      The Company’s long-term debt consists primarily of interest-free loans from governmental agencies.

	As of December 31,

	2005	2004

Interest-free loan from governmental agencies	$277,000	317,000
Long-term equipment lease	40,000	—

Long term portion	$317,000	317,000

      In 2003 and 2004, the Company received interest-free loans from the French Government in connection with a research and development program called Genhome. The total amount of these loans was $277,000 on December 31, 2005 and is reimbursable in two installments of $92,000 in 2007 and $185,000 in 2010.
      In 2005, the Company entered into a lease to own agreement with respect to laboratory equipment. At December 31, 2005 the engagement was recorded as long-term debt for $40,000, which is due in November 2008.

6.	Shareholder’s Equity
      Stock information provided below for all periods prior to the Combination on August 16, 2005 has been stated on an as-if exchanged and seven-for-one reverse stock split equivalent basis to account for the share exchange transactions.

Preferred Stock
      As of December 31, 2005, the Company had 10,000,000 shares of authorized preferred stock and there were no shares of preferred stock issued and outstanding.

Common Stock
      As of December 31, 2005, the Company had 55,000,000 shares of authorized common stock and 13,219,053 shares of common stock issued and outstanding.
      Certain stockholders of IDM S.A. held their shares in a PEA which is a tax efficient vehicle under French law whereby a holder of securities may receive preferential tax treatment provided the securities are held in a separate account for a certain period of time. In connection with the Combination, all holders of shares held in a PEA have entered into a Put/ Call Agreement with the Company. Pursuant to the terms of the Put/ Call Agreement, holders of PEA shares will have the right to require the Company to purchase, and the Company will have the right to require such holders to sell, the PEA shares for a period of 30 days after the

IDM PHARMA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6.     Shareholder’s Equity — (Continued)
closing of its first offering of equity securities completed after the closing of the transactions under the share exchange agreement with net aggregate proceeds of at least 10 times the U.S. dollar amount payable to the holders of all PEA shares, excluding any issuance of equity securities in a strategic partnering, licensing, merger or acquisition transaction. The aggregate purchase price for PEA shares, payable in cash, will be equal to 78,600 shares multiplied by the price per share of the Company’s common stock sold in the first equity financing, less underwriters’ discounts or commissions. If the first equity financing does not close within two years following the closing of the share exchange, the PEA shares subject to the Put/ Call Agreements will be exchanged for 78,600 shares of the Company’s common stock. The Company is accounting for the PEA shares in accordance with the provisions of SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. In the event the financing becomes probable, the Company will be required to reclassify the fair value of the PEA shares from stockholders equity to a liability. Subsequent adjustments to fair value would be recorded in the statement of operations.
      In connection with the Combination on August 16, 2005, the Company granted restricted stock awards for a total of 138,739 shares of Company common stock to certain officers of the Company. In connection with the restricted stock awards, the Company recorded deferred compensation expense of $0.9 million on its balance sheet, and recorded a corresponding increase in additional paid-in capital, which it will amortize into expense as the shares vest. For the year ended December 31, 2005, the Company recorded deferred compensation expense of $576,000 related to the restricted stock awards.
      In December 2005, the Company issued 30,900 common shares to the Company’s CEO and certain other members of senior management. In connection with the issuance of the stock bonus grants approved by the Board of Directors, the Company recorded stock based compensation of $104,000.
      In December 2005, in connection with the termination without cause of Dr. Loria, the Company’s former President and Chief Business Officer, the compensation committee of the Company’s Board of Directors approved an additional grant of 50,000 fully vested shares of the Company’s common stock under the 2000 Stock Plan to Dr. Loria in connection with his departure. In connection with this award, the Company recorded $130,000 of stock based compensation expenses in 2005.
      In January 1998, the Company issued warrants to certain directors and external consultants. One of these warrants was exercised in September 2001 and, in August 2005, in connection with the Combination, the remaining warrants were exchanged for 51,290 shares of common stock and will expire unexercised.
      In December 2004, the Company issued 1,126,587 shares at a price of $15.80 per share, in a private placement with Sanofi-Aventis and other existing institutional and accredited shareholders, resulting in gross proceeds of $17,796,000.
     Stock Warrants
      In August 2005, in connection with the Combination, the Company assumed warrants previously held by Epimmune warrant holders. These warrants to purchase 113,174 shares of common stock at an exercise price equal to $16.34 per share will expire in September 2006.
      In August 2005, in connection with the Combination, the Company assumed warrants previously held by Epimmune warrant holders. These warrants to purchase 211,882 shares of common stock at an exercise price equal to $18.59 per share will expire in April 2007.
      In June 2003, the Company issued 10,000 warrants to a member of the Scientific Advisory Board at a subscription price of $1.30 per warrant. These warrants could be exercised for 5,388 common shares. In connection with the Combination, the holder of these warrants irrevocably waived his rights in such warrants that will expire unexercised.

IDM PHARMA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6.     Shareholder’s Equity — (Continued)

Employee Stock Purchase Plan
      In August 2005, in connection with the Combination, the Company assumed the Epimmune Employee Stock Purchase Plan (the “Purchase Plan”) originally adopted in March 2001, and increased the shares of common stock reserved under the Purchase Plan by 26,428 shares to 69,285 shares. Under the Purchase Plan, employees, at their option, could purchase up to 714 shares of IDM Pharma common stock per offering through payroll deductions at the lower of 85% of the fair market value on the plan offering date or 85% of the fair market value of the common stock at the purchase date. As of December 31, 2005, 27,642 shares of common stock had been issued under the Purchase Plan.
      In August 2005, in connection with the Combination, the Company established an Employee Stock Purchase Plan for employees located in France (the “French Purchase Plan”) and reserved 30,714 shares of common stock for future issuance under the French Purchase Plan. Under the French Purchase Plan, employees, at their option, could purchase up to 714 shares of IDM Pharma common stock per offering through payroll deductions at the lower of 85% of the fair market value on the plan offering date or 85% of the fair market value of the common stock at the purchase date. As of December 31, 2005, no shares of common stock had been issued under the French Purchase Plan.

Directors’ Deferred Compensation Plan
      In August 2005, in connection with the Combination, the Company assumed Epimmune’s Directors’ Deferred Compensation Plan, whereby participating directors could elect on an annual basis, to defer all of their cash compensation, for service on the Company’s Board, in a deferred compensation account pursuant to which the deferred fees are credited in the form of share units having a value equal to shares of the Company’s common stock (“Share Units”), based on the market price of the stock at the time the deferred fees are earned. The Company would credit Share Units to the participants’ deferred compensation accounts on a quarterly basis. When a participant ceased serving as a director, the participant was entitled to receive the value of his or her account either in a single lump-sum payment or in equal annual installments, as determined by the Company in its sole discretion. No participant entitled to receive a payment of benefits could receive payment in the form of the Company’s common stock. For the year ended December 31, 2005, the Company recorded a $9,400 benefit related to the Directors’ Deferred Compensation Plan and made payments totaling $96,871 to former Epimmune directors who resigned in connection with the Combination.
      In December 2005, the Company’s Board of Directors approved an amendment to the Directors’ Deferred Compensation Plan, in part to make it compliant with the current requirements of Internal Revenue Code Section 409A. The material changes approved were to allow participants to defer a selected percentage of compensation, rather than all or none, and a requirement that fixes distributions under the plan to be made either in a lump sum if under $50,000, and if over $50,000, in annual installments with the number of installments to be the lesser of ten or two times the number of years of participation.

Stock Plans

1998 IDM Stock Option Plan
      In August 1998, the Company’s shareholders approved the 1998 IDM Stock Option Plan (the “1998 IDM Stock Option Plan”) and authorized the Board of Directors to grant through August 2003 stock options to purchase shares such that the total number of stock options granted to employees could not exceed 5% of the fully diluted number of shares of the Company. These stock options expire ten years after the grant date, and vest ratably over five years after the grant date subject to continued employment. Upon exercise, the resale of the corresponding share is restricted until 5 years after the grant date. This Stock Option Plan was closed in October 2000 and replaced by the IDM 2000 Stock Option Plan.

IDM PHARMA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6.     Shareholder’s Equity — (Continued)

2000 IDM Stock Option Plan
      In October 2000, the shareholders approved the 2000 IDM Stock Option Plan and authorized the Board of Directors to grant through October 2005 employee stock options to purchase a maximum of 538,837 shares, to be issued or to be repurchased by the Company. The options expire ten years after the grant date, and vest ratably over four years after grant date subject to continued employment. Each stock option allows the holder to purchase one share. Upon exercise, the resale of the corresponding share is restricted until 4 years after the grant date.
      In August 2005, in connection with the Combination, the 1998 IDM Stock Option Plan and the 2000 IDM Stock Option Plan were closed and the Company assumed the prior Epimmune stock option plans described below. In accordance with the Share Exchange Agreement, substitute options to acquire 342,336 shares of common stock were granted from the 2000 Stock Plan to employees of the Company’s U.S. subsidiary, IDM, Inc. In addition, and also in accordance with the Share Exchange Agreement, the Company has reserved 403,984 shares of common stock for issuance in connection with the exercise of outstanding options at its French subsidiary, IDM S.A.

1989 Stock Plan
      In August 2005, the Company assumed the Epimmune 1989 Stock Plan (the “1989 Plan”), under which options may be granted to employees, directors, consultants or advisors. The 1989 Plan provided for the grant of both incentive stock options and non-statutory stock options. The exercise price of an incentive stock option is not less than the fair market value of the common stock on the date of grant. The exercise price of non-statutory options is not less than 85% of the fair market value of the common stock on the date of grant. No options granted under the 1989 Plan have a term in excess of ten years from the date of grant. Shares and options issued under the 1989 Plan vest over varying periods of one to six years. Effective June 9, 2000 with the approval of the Company’s 2000 Plan, the 1989 Plan was discontinued resulting in cancellation of remaining available shares, and any shares granted under the 1989 Plan that in the future are cancelled or expire will not be available for re-grant. As of December 31, 2005, options to purchase 29,607 shares of common stock were outstanding under the 1989 Plan.

1997 Stock Plan
      In August 2005, the Company assumed the Epimmune 1997 Stock Plan (the “1997 Plan”), under which options were granted to employees, directors, and consultants of the Company. The 1997 Plan provided for the grant of both incentive stock options and nonstatutory stock options. The exercise price of an incentive stock option was not less than the fair market value of the common stock on the date of grant. The exercise price of nonstatutory options was not less than 85% of the fair market value of the common stock on the date of grant. No options granted under the 1997 Plan have a term in excess of ten years from the date of grant. Options issued under the 1997 Plan vest over varying periods of one to four years. Effective June 9, 2000 with the approval of the Company’s 2000 Plan, the 1997 Plan was discontinued resulting in cancellation of remaining available shares, and any shares granted under the 1997 Plan that in the future are cancelled or expire will not be available for re-grant. As of December 31, 2005, options to purchase 15,301 shares of common stock were outstanding under the 1997 Plan.

2000 Stock Plan
      In August 2005, the Company assumed the Epimmune 2000 Stock Plan (the “2000 Stock Plan”). Options under the plan may be granted to employees, directors, consultants or advisors of the Company. The 2000 Stock Plan provides for the grant of both incentive stock options and nonstatutory stock options. The

IDM PHARMA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6.     Shareholder’s Equity — (Continued)
exercise price of an incentive stock option is not less than the fair market value of the common stock on the date of the grant. The exercise price of nonstatutory options is also not less than the fair market value of the common stock on the date of grant. No options granted under the 2000 Stock Plan have a term in excess of ten years from the date of grant. Options issued under the 2000 Stock Plan may vest over varying periods of up to four years. In addition to options, the Company may also grant stock awards, restricted stock awards, or other similar equity awards from the 2000 Stock Plan.
      In connection with the Combination, the Board amended, and the stockholders subsequently approved the 2000 Stock Plan to increase the shares reserved for issuance under the plan by 1,257,142 shares, to a total of 1,628,571 shares. As of December 31, 2005, options to purchase 1,098,898 shares of common stock were outstanding, 246,739 shares of common stock, related to restricted stock awards, were outstanding, and 248,379 shares were available for future grant under the 2000 Stock Plan.
      Certain of the Company’s stock options are denominated in currencies other than the U.S. dollar. It is the Company’s policy to convert the exercise prices at the current exchange rate when presenting option exercise information.
      The following table summarizes stock option activity under all stock option plans for the three years ended December 31, 2005:

		Weighted
		Average
	Shares	Price

Balance at December 31, 2002	561,897	$17.53
Granted	196,083	$27.03
Cancelled	(135,193)	$19.29

Balance at December 31, 2003	622,787	$23.81
Granted	38,258	$23.83
Exercised	—	$—
Cancelled	(37,611)	$28.37

Balance at December 31, 2004	623,434	$25.30
Granted	981,384	$8.14
Cancelled	(57,028)	$22.46

Balance at December 31, 2005	1,547,790	$14.53

IDM PHARMA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6.     Shareholder’s Equity — (Continued)
      The following is a summary of the options outstanding under all of the Company’s stock option plans as of December 31, 2005:

		Weighted			Weighted
		Average	Weighted		Average Exercise
	Options	Remaining Life	Average	Options	Price of Options
Range of Exercise Prices	Outstanding	in Years	Exercise Price	Exercisable	Exercisable

$1.09	3,221	1.96	$1.09	3,221	$1.09
$3.36	343,468	9.72	3.36	14,687	3.36
$5.00 to $9.99	296,644	9.53	5.90	19,429	6.38
$10.00 to $19.99	435,470	6.20	12.23	412,813	12.17
$20.00 — $29.99	452,091	6.73	26.01	317,470	25.69
$30 and above	16,896	4.29	44.46	16,896	44.46

Total	1,547,790	7.74	$13.40	784,516	$13.38

      The weighted average fair value of options granted during 2005, 2004 and 2003 was $3.10, $3.34 and $3.74, respectively.

Shares Reserved for Future Issuance
      The following shares of common stock are reserved for future issuance at December 31, 2005:

Options granted and outstanding	1,547,790
Options authorized for future grants	248,379
Employee stock purchase plan for future purchases	72,357
Common stock warrants	325,056
Restricted stock awards	246,739

2,440,321

7.	Income Tax Provision (Benefit):
      The provision (benefit) for income taxes is comprised of:

	December 31,

	2003	2004	2005

Current:
Federal	$—	$—	$120,000
State	—	—	5,000
Foreign	(211,000)	(361,000)	(546,000)

Provision (Benefit) for income taxes	$(211,000)	$(361,000)	$(421,000)

IDM PHARMA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Income Tax Provision (Benefit): — (Continued)
      A reconciliation of income taxes to the amount computed by applying the statutory federal income tax rate to the net loss is summarized as follows:

	December 31,

	2003	2004	2005

Amounts computed at statutory federal rate	$(6,339,000)	$(10,886,000)	$(13,474,000)
State taxes net of federal benefit	(398,000)	(397,000)	(1,337,000)
Nondeductible expenses	—	—	372,000
Refundable credits	(211,000)	(361,000)	(546,000)
Foreign tax rate differential	(827,000)	(1,764,000)	(1,169,000)
Change in valuation allowance	7,564,000	13,047,000	5,946,000
Asset basis differences	—	—	9,663,000
Alternative minimum tax	—	—	124,000

	$(211,000)	$(361,000)	$(421,000)

      Significant components of the Company’s deferred tax assets as of December 31, 2005 and 2004 are shown below. A valuation allowance of $131,684,000 at December 31, 2005 and $42,215,000 at December 31, 2004 has been recognized. Due to its history of losses, the Company does not believe that sufficient evidence exists to conclude that recoverability of its net deferred tax assets is more likely than not. Consequently, the Company has provided valuation allowances covering 100% of its deferred tax assets.

	2004	2005

Deferred tax liabilities:
Patents expensed for tax	$—	$(58,000)
Fixed assets	(138,000)	(110,000)

Total deferred tax liabilities	(138,000)	(168,000)
Deferred tax assets:
Capitalized research expenses		1,400,000
Reserves and accruals	420,000	449,000
US net operating loss carryforwards	6,117,000	59,337,000
Foreign net operating loss carryforwards	35,816,000	60,978,000
Research and development credits	—	9,545,000
Other, net	—	143,000

Total deferred tax assets	42,353,000	131,852,000
Valuation allowance for deferred tax assets	(42,215,000)	(131,684,000)

Net deferred tax assets	$—	$—

      Pursuant to IDM Pharma, Inc.’s sale of assets to Pharmexa, Inc. on December 30, 2005, approximately $2,255,000 of the valuation allowance was drawn down to recognize the utilization of net operating loss carryforwards against taxable income generated primarily as a result of the sale of assets. At December 31, 2005, a deferred tax asset of approximately $16,570,000 was established for French net operating losses generated upon the exercise of certain warrants granted to third parties, which will result in an increase to additional paid-in capital when realized.

IDM PHARMA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Income Tax Provision (Benefit): — (Continued)
      IDM, Inc., the Company’s wholly owned US subsidiary which files federal and state tax returns separate from IDM Pharma, Inc., has U.S. net operating loss carryforwards of approximately $20,602,000 which expire in the years 2016 through 2025 for federal tax purposes, and $19,193,000 which expire in the years 2013 through 2015 for state tax purposes.
      At December 31, 2005, IDM Pharma, Inc., which files separate federal and state income tax returns, has federal and California net operating loss carryforwards of approximately $143,159,000 and $37,747,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and expiration of the California tax loss carryforwards. The federal tax loss carryforwards began to expire in 2004 and will continue to do so until 2024, unless previously utilized. The California tax loss carryforwards will continue to expire until 2014. The Company also has federal and California research and development tax credit carryforwards of $7,306,000 and $3,443,000, respectively. The federal research and development tax credit carryforwards began to expire in 2004 and will continue to do so in 2005, unless previously utilized. The California research and development tax credit carryforwards do not expire and will carry forward indefinitely until utilized.
      Pursuant to Internal Revenue Code Sections 382 and 383, the annual use of IDM Pharma, Inc.’s net operating loss and credit carryforwards will be limited because of greater than 50% cumulative changes in ownership, which occurred during 1989, 1994 and 2005. However, the Company believes that these limitations will not have a material impact on the financial statements.
      At December 31, 2005, the Company has French net operating loss carryforwards of approximately $144,680,000 which have no expiration date. The Company also has Canadian net operating loss carryforwards of approximately $1,797,000 which expire in the years 2007 through 2015 and $1,030,000 which have no expiration date for federal tax purposes and, for provincial tax purposes, $1,575,000 which expire in the years 2007 through 2015, and $1,587,000 which have no expiration date. The utilization of these net operating loss carryforwards is limited to the future operations of the Company in the tax jurisdictions in which such net operating losses arose.
      The Company has a French income tax credit receivable of $588,000 for the year ended December 31, 2005. The French research income tax credit receivable is recoverable in cash if not used to offset taxes payable in the fourth year following its generation.
      For financial reporting purposes, loss before income tax benefit includes the following components:

	As of December 31,

	2003	2004	2005

Foreign	$(11,817,000)	$(25,203,000)	$(16,692,000)
United States	(6,826,000)	(6,815,000)	(22,938,000)

Total	$(18,643,000)	$(32,018,000)	$(39,630,000)

8.	Benefit Plans and 401(k) Plan
      The Company has a defined contribution plan, the Epimmune Inc. 401(k) Plan, which covers all full-time employees of the Company. This plan allows each eligible employee to voluntarily make pre-tax deferred salary contributions. The Company may make contributions in amounts as determined by the Board of Directors. The Company did not make any matching contributions for the years ended December 31, 2005, 2004 and 2003.
      The Company’s French subsidiary contributes to state-sponsored pension plan for personnel in France in accordance with French law. Contributions are based on salaries to the relevant state-sponsored organizations.

IDM PHARMA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8.     Benefit Plans and 401(k) Plan — (Continued)
The Company has no further liability in connection with these plans. Expense recognized associated with the plans was $57,000, $52,000, and $45,000 in 2005, 2004 and 2003, respectively.
      French law also requires payment of a lump sum retirement indemnity to employees based upon years of service and compensation at retirement. Benefits do not vest prior to retirement. The Company’s accrued obligation at December 31, 2005 and 2004 was $141,000 and $130,000, respectively.

9.	Commitments

Operating lease commitments
      The Company leases office and laboratory space in Irvine, California under an operating lease that was renewed for 5 years in 2004 and will end in November 2009.
      In France, the Company leases certain equipment under operating leases, which expired in 2003 and have been renewed for three years. Office space is also leased under operating leases that expire in May 2006, August 2009 and June 2010. Laboratory space is leased under an operating lease that expires in October 2008.
      As of December 31, 2005, the future minimum lease payments under non-cancelable operating leases are as follows:

Operating
Year	Leases

2006	$755,000
2007	741,000
2008	760,000
2009	680,000
2010	70,000
Thereafter	168,000

Total	$3,174,000

      Rental expense for the years ended December 31, 2005, 2004, and 2003, was approximately $961,000, $875,000 and $959,000 respectively.

Commitment with Biotecnol
      On March 8, 2001 the Company entered into a Prototype Production Contract with Biotecnol SA, a Portuguese Company. The purpose of this collaboration is to enable IDM to obtain a preliminary process for the production of a certain molecule. The Company has been pursuing development in collaboration with Biotecnol since April 1, 2003, based on a Letter of Intent executed by the Company and Biotecnol. On December 2003, the Company and Biotecnol entered into the Development and Manufacturing Agreement, which aims to expand upon the Prototype Production Contract. As December 31, 2005 and 2004, and under the terms of the agreement, the Company recorded invoices and accruals for $498,000 and $1,020,000 following the successful completion of studies performed by Biotecnol.

Commitment with Accovion
      On December 28, 2004 the Company entered into an agreement with Accovion Gmbh (ex Covidence), a German Clinical Research Organization, in relation with its Phase II/ III clinical trial of Bexidem. This agreement which expires in September 2007 covers patient recruitment and monitoring of clinical centers in several European countries. The Company agreed to pay an estimated total of $1,785,000 spread over the life

IDM PHARMA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Commitments — (Continued)
of the trial and reimburse specific pass-through costs. On December 22, 2005, the Company executed an amendment to the agreement to expand the scope of activities undertaken by Accovion, and agreed to increase the estimated total amount to be paid over the life of the trial to $1,972,000. At December 31, 2005 and 2004, the Company recorded invoices and accruals for $1,265,000 and $285,000, respectively.

10.	Related Party Transactions
      In July 1999 and 2001, the Company entered into an agreement with Sanofi-Aventis. The Company has recognized $6,794,000, $5,805,000 and $6,088,000 of revenues from Sanofi-Aventis for the years ended December 31, 2005, 2004 and 2003, respectively. Sanofi-Aventis has been a shareholder of IDM since January 2000 and as of December 31, 2005, owns greater than 10% of the Company’s common stock.
      In 1993, 2000 and 2001, the Company entered into agreements with Medarex. Medarex has been a shareholder of the Company since 1991 and has had a representative on the Company’s Board of Directors since June 2000. As of December 31, 2005, Medarex owns greater than 10% of the Company’s common stock. The Company has recorded expenses of $17,000, $199,000 and $705,000 related to certain Medarex agreements for the years ended December 31, 2005, 2004 and 2003, respectively.

11.	Unaudited quarterly financial information
      The following tables present unaudited quarterly financial information, for the eight quarters ended December 31, 2005. We believe this information reflects all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of such information in accordance with accounting principles generally accepted in the United States. The results for any quarter are not necessarily indicative of results for any future period (in millions, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Year Ended December 31, 2005
Revenues	$1.6	$1.6	$2.1	$3.3
Loss from operations	(5.3)	(5.1)	(20.4)	(9.3)
Net loss	(4.7)	(4.7)	(20.2)	(9.7)
Basic and diluted net loss per share(a)	(0.55)	(0.55)	(1.87)	(0.74)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Year Ended December 31, 2004
Revenues	$1.5	$1.1	$1.4	$1.7
Loss from operations	(4.9)	(5.1)	(14.9)	(7.7)
Net loss	(4.7)	(4.9)	(14.7)	(7.3)
Basic and diluted net loss per share	(0.64)	(0.68)	(1.98)	(1.00)

(a)	The sum of the four quarters will not agree to year total due to rounding within the quarter.