Form 10-Q
period 2006-03-31
IDM PHARMA, INC.
filed 2006-05-15
CIK 822206

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006,
or

☐	Transition Period Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From                     to                    .
Commission file number 0-19591
IDM PHARMA, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0245076

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
9 Parker, Suite 100
Irvine, California 92618
(Address of principal executive offices and zip code)
(949) 470-4751
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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock: $.01 par value 13,372,706 shares outstanding as of May 11, 2006.

IDM PHARMA, INC.
QUARTERLY REPORT
FORM 10-Q

*	No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
IDM PHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,865,000	$26,702,000
Related party accounts receivable	2,246,000	2,540,000
Accounts receivable	645,000	904,000
Research and development tax credit, current portion	545,000	526,000
Prepaid expenses and other current assets	2,001,000	2,223,000

Total current assets	26,302,000	32,895,000

Property and equipment, net	2,072,000	2,109,000
Patents, trademarks and other licenses, net	3,947,000	3,912,000
Goodwill	2,812,000	2,812,000
Research and development tax credit, less current portion	1,200,000	1,062,000
Other long-term assets	99,000	97,000

	$36,432,000	$42,887,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,958,000	$4,887,000
Accrued payroll and related expenses	1,572,000	2,689,000
Related party deferred revenues, current portion	714,000	687,000
Other current liabilities	2,109,000	2,251,000

Total current liabilities	9,353,000	10,514,000

Long-term debt, less current portion	321,000	317,000
Related party deferred revenues, less current portion	2,917,000	2,875,000
Other non-current liabilities	463,000	437,000

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized and no shares issued and outstanding at March 31, 2006 and December 31, 2005.	—	—
Common stock, $.01 par value, 55,000,000 shares authorized at March 31, 2006 and December 31, 2005 and 13,372,706 and 13,219,053 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively.	134,000	132,000
Additional paid-in capital	170,837,000	170,891,000
Deferred compensation	—	(368,000)
Accumulated other comprehensive income	14,118,000	13,165,000
Accumulated deficit	(161,711,000)	(155,076,000)

Total stockholders’ equity	23,378,000	28,744,000

	$36,432,000	$42,887,000

See accompanying notes.

IDM PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2006	2005
Revenues:
Research grants and contract revenue	$49,000	$—
Related party revenue	2,208,000	1,572,000
License fees, milestones and other revenues	7,000	—

Total revenues	2,264,000	1,572,000

Costs and expenses:
Research and development	5,583,000	4,845,000
Impairment of patents and licenses	—	270,000
Selling and marketing	84,000	258,000
General and administrative	2,792,000	1,483,000

Total costs and expenses	8,459,000	6,856,000

Loss from operations	(6,195,000)	(5,284,000)

Interest income, net	156,000	186,000
Other expenses, net	(33,000)	—
Foreign exchange (loss) gain	(671,000)	4,000

Loss before income tax benefit	(6,743,000)	(5,094,000)
Income tax benefit	108,000	441,000

Net loss	$(6,635,000)	$(4,653,000)

Weighted average number of shares outstanding	13,289,577	8,378,130

Basic and diluted loss per share	$(0.50)	$(0.56)

Comprehensive loss:
Net loss	$(6,635,000)	$(4,653,000)
Other comprehensive gain (loss)	953,000	(3,920,000)

	$(5,682,000)	$(8,573,000)

     See accompanying notes.

IDM PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2006	2005
Operating activities
Net loss	$(6,635,000)	$(4,653,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	266,000	7,000
Depreciation and amortization	325,000	414,000
Impairment of patents and licenses	—	270,000
Foreign exchange loss	578,000	—
Change in operating assets and liabilities:
Related party accounts receivable (Sanofi-Aventis)	138,000	257,000
Accounts receivable	262,000	—
Prepaid expenses and other current assets	311,000	(382,000)
Research and development tax credit receivable	(116,000)	(451,000)
Other long-term assets	1,000	(3,000)
Accounts payable and accrued liabilities	187,000	1,274,000
Accrued payroll and related expenses	(1,161,000)	(283,000)
Related party deferred revenues (Sanofi-Aventis)	(20,000)	(181,000)
Other liabilities	(186,000)	(1,000)

Net cash used in operating activities	(6,050,000)	(3,732,000)

Investing activities
Purchase of property and equipment	(101,000)	(184,000)
Patents, trademarks and other licenses	(98,000)	(51,000)
Net cash paid for acquisition	—	(1,434,000)

Net cash used in investing activities	(199,000)	(1,669,000)

Financing activities
Net proceeds from issuance of common stock	43,000	—

Net cash provided by financing activities	43,000	—

Effect of exchange rate on cash and cash equivalents	369,000	(1,664,000)

Decrease in cash and cash equivalents	(5,837,000)	(7,065,000)
Cash and cash equivalents at beginning of year	26,702,000	41,777,000

Cash and cash equivalents at end of period	$20,865,000	$34,712,000

IDM PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2006
1. Nature of Business
IDM Pharma, Inc. (“IDM” or the “Company”) is a biopharmaceutical company focused on the development of innovative products that activate the immune system to treat cancer. The Company is currently developing two lines of products designed to stimulate the patient’s immune response:
•	to destroy cancer cells remaining after conventional therapies, and

•	to prevent tumor recurrence.
The Company’s lead product candidate, Junovan™, has completed a Phase III clinical trial, for the treatment of osteosarcoma, or bone cancer, and is expected to reach market in the United States and Europe in 2007. However, the Company’s ability to achieve this expected timing is subject to risks and uncertainties regarding development, regulatory matters, manufacturing and commercialization described in more detail in the section entitled “Risk Factors” below, including the possibility that the FDA or the EMEA may require that the Company conducts additional clinical trials and the risk that it may not receive necessary approvals from the FDA, the EMEA or similar drug regulatory agencies for the marketing and commercialization of Junovan when expected or at all. IDM also has several products in Phase II/III, II and I/II clinical trials for a variety of cancers including bladder, colorectal and lung cancers.
Unless specifically noted otherwise, as used throughout these consolidated financial statements, “Epimmune Inc.” or “Epimmune” refers to the business, operations and financial results of Epimmune Inc. prior to the closing of the share exchange transaction between Epimmune and shareholders of Immuno-Designed Molecules, S.A., on August 16, 2005, at which time Epimmune’s name was changed to IDM Pharma, Inc.; “IDM S.A.” or “Immuno-Designed Molecules, S.A.” refers to Immuno-Designed Molecules S.A., a privately-held French company, prior to such transaction; and “IDM,” “IDM Pharma,” the “Company” or “we,” “our,” “us” or “its” refers to the operations and financial results of IDM Pharma, Inc. and IDM S.A. on a consolidated basis after the closing of such transaction, and IDM S.A. prior to the closing of such transactions, as the context requires.
2. Basis of Presentation
On August 16, 2005, Epimmune Inc., a Nasdaq National Market listed company, completed a share exchange transaction with the shareholders of Immuno-Designed Molecules, S.A. and related transactions, referred to as the Combination, pursuant to a share exchange agreement, dated March 15, 2005, as amended, referred to as the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, Epimmune issued approximately 10.6 million shares of its common stock, after adjusting for a one-for-seven reverse stock split that it effected on August 15, 2005, referred to as the Reverse Split, in connection with the Share Exchange Agreement, in exchange for all of IDM S.A.’s outstanding common stock, except for shares held in plan d’épargne en action, referred to as the PEA Shares. In connection with the Combination, Epimmune’s outstanding Series S and Series S-1 preferred stock was also exchanged for a total of 278,468 shares of Epimmune’s common stock, after giving effect to the Reverse Split, pursuant to an amended and restated preferred exchange agreement dated April 12, 2005, between Epimmune and G.D. Searle, LLC, an affiliate of Pfizer Inc., the holder of all of the outstanding shares of preferred stock of Epimmune. In connection with the closing of the Combination, Epimmune changed its name from Epimmune Inc. to IDM Pharma, Inc. and changed its ticker symbol on the Nasdaq National Market to “IDMI,” and IDM S.A. became the Company’s subsidiary.

Because the former IDM S.A. shareholders held approximately 81% of the Company’s outstanding common stock after the Combination, IDM S.A.’s designees to the Company’s Board of Directors represent a majority of its Board of Directors and IDM S.A.’s senior management represents a majority of its senior management, IDM S.A. is deemed to be the acquiring company for accounting purposes and the Combination has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States. Accordingly, historical financial statements prior to the Combination are the financial statements of IDM S.A. The audited financial statements of IDM Pharma for each of the three years ended December 31, 2005, 2004 and 2003 are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, referred to as the SEC.
On December 30, 2005, the Company completed the sale of specific assets related to its infectious disease programs and certain other assets to Pharmexa A/S for $12.0 million in net cash. As a result, the Company’s research and development activity is now focused on its cancer programs.
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
The consolidated financial statements include the accounts of the Company and its subsidiaries: Immuno-Designed Molecules, Inc. in Irvine, California, Immuno-Designed Molecules S.A. in Paris, France and IDM Biotech Ltd. in Montreal, Quebec, Canada. All intercompany accounts and transactions have been eliminated in the consolidation.
3. Summary of Significant Accounting Policies
IDM’s discussion and analysis of its operating and financial results and trends are based on its consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires the Company to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. The Company reviews its estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the policies described below involve the most significant judgments and estimates used in the preparation of its consolidated financial statements.
Foreign Currency Translation
The reporting currency of the Company and its subsidiaries is the U.S. dollar.
The U.S. dollar is the functional currency for all of IDM’s businesses except for its subsidiaries in France and Canada, for which the functional currencies are the euro and the Canadian dollar, respectively. Foreign currency-denominated assets and liabilities for these units are translated into U.S. dollar based on exchange rates prevailing at the end of the period, revenues and expenses are translated at average exchange rates prevailing during the corresponding quarter, and shareholders’ equity accounts are translated at historical exchange rates. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of those entities where the functional currency is not the U.S. dollar are included as a component of accumulated other comprehensive income.
Gains and losses resulting from foreign currency transactions are reflected in comprehensive net loss. The Company does not undertake hedging transactions to cover its currency exposure.
Revenue Recognition
IDM recognizes revenues pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition, and EITF 00-21 Revenue Arrangements with Multiple Deliverables. License fees are earned and recognized in accordance with the provisions of each agreement. Up-front license fees for perpetual licenses where the Company conveys rights to intellectual property it owns to a licensee upon signing of a definitive agreement and it has no further delivery or performance obligations beyond the performance of those obligations, are recognized when received.
IDM generates certain revenues from a collaborative agreement with Sanofi-Aventis, a stockholder and therefore a related party to IDM. These revenues consist of up-front fees, milestone payments for advancing its drug candidates through clinical trials and regulatory approval and ongoing research and development funding.
Non-refundable up-front payments that IDM receives in connection with collaborative research and development agreements are deferred and recognized on a straight-line basis over the research term. When the research term cannot be specifically identified from the agreement, IDM estimates the research term based upon its current development plan for the product. These estimates are continually reviewed and could result in a change in the deferral period, such as, for example, when the estimated development period for a product changes. As a result, the timing and amount of revenue recognized may change. For example, IDM’s current estimated development period for Uvidem, which is a product candidate for which the Company currently recognizes revenues, is nine years. If this estimated development period is extended or shortened, the amount of revenues recognized per period would decrease or increase correspondingly.
Revenues from milestone payments for products selected by collaborative partners are recognized in full upon achievement of the relevant milestone when a fair value can be ascribed. During the development phase of a collaborative research and development agreement, IDM considers that no fair value can be ascribed to the up-front fee and the milestone payments, given the inherent uncertainty of the technological outcome at this stage of the research and development process, which does not enable IDM to make a reliable, verifiable and objective determination of the fair value of each payment. As no fair value can reasonably be ascribed, such payments are recorded as deferred revenue and recognized over the remaining development term on a straight-line basis.
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

Research and development expenses and related tax credit
Research and development expenses consist primarily of costs associated with the clinical trials of IDM’s products, compensation and other expenses for research and development personnel, supplies and development materials, costs for consultants and related contract research, facility costs and amortization and depreciation of patents and licenses. These costs are expensed as incurred.
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
Patents
IDM capitalizes the costs incurred to file patent applications when it believes there is a high likelihood that the patent will be issued and there will be future economic benefit associated with the patent. These costs are amortized on a straight-line basis over the estimated economic useful life which is generally ten years from the date the patent is filed. The Company expenses all costs related to abandoned patent applications. In addition, the Company reviews the carrying value of patents for indications of impairment on a periodic basis. If the Company elects to abandon any of its currently issued or unissued patents or it determines that the carrying value is impaired, it values the patent at fair value. The related expense could be material to its results of operations for the period of the abandonment.
Intangible assets
Intangible assets principally include patent registration costs and acquisition of licenses. Patent registration costs are amortized on a straight-line basis over their useful life, which is estimated to be ten years and corresponds approximately to the average biotechnology product life. Costs associated with licenses acquired in order to be able to use products from third parties prior to receipt of regulatory approval to market IDM’s products are capitalized if (i) the licenses are to be used in the scope of a research and development program and are at a stage where the absence of toxicity has been assessed and IDM has a reasonable expectation to achieve marketing approval for the program, or (ii) the licenses can be used in other specifically identified research and development programs to be begun after the date of acquisition. Costs of acquisition of licenses are capitalized and amortized on a straight-line basis over the useful life of the license, which IDM considers to begin on the date of acquisition of the license and continue through the end of the estimated term during which the technology is expected to generate substantial revenues. In the case of the licenses or assets acquired from Medarex and Jenner Biotherapies, IDM estimated their useful lives to be ten years from the date of acquisition.
Impairment of long lived assets
In accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, IDM periodically evaluates the value reflected on its balance sheet of long-lived assets, such as patents and licenses, when events and circumstances indicate that the carrying amount of an asset may not be recovered. Such events and circumstances include the use of the asset in current research and development projects, any potential alternative uses of the asset in other research and development projects in the short to medium term, clinical trial results and research and development portfolio management options. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values.

Goodwill and other intangible assets
In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, IDM annually tests goodwill and other intangible assets for impairment. This analysis requires the Company first to compare the fair value of a reporting unit with its carrying amount, including goodwill. IDM has determined that it is operating as one reporting unit for purposes of this analysis. If the fair value of the reporting unit on the measurement date is less than the carrying amount, a second step is performed to determine the amount of the impairment loss. This involves comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill. The Company’s annual impairment test was conducted in the period ended December 31, 2005 and the Company’s analysis determined that the fair value of the reporting unit exceeded the carrying amount and thus no goodwill impairment was recognized.
Earnings per share
Earnings per share, referred to as EPS, is computed in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding owned but unvested shares. Diluted EPS reflects the potential dilution of securities that could share in the Company’s earnings, such as common stock equivalents that may be issuable upon exercise of outstanding common stock options or warrants as well as all shares of preferred stock, which may be converted into common stock. Prior to the application of the treasury stock method, common stock equivalents of 1,951,785 and 2,939,830 for the periods ended March 31, 2006 and 2005, respectively, have been excluded from EPS as the effect is antidilutive.
The following table shows total shares outstanding as of March 31, 2006 and 2005, respectively, on a fully diluted basis, assuming full vesting and conversion of all common stock equivalents upon exercise of outstanding common stock options and warrants as well as conversion of all shares of preferred stock:
Fully Diluted Shares Outstanding

	March 31,
	2006	2005
Common stock outstanding	13,372,706	8,378,130
Options outstanding	1,094,862	623,368
Restricted stock awards	49,283	—
Warrants outstanding	325,056	2,237,862
Reserved pursuant to option liquidity agreements	403,984	—
Reserved pursuant to put/call agreements	78,600	78,600

Fully diluted shares	15,324,491	11,317,960

Share-Based Compensation Plans
Overview
Prior to January 1, 2006, the Company accounted for share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS 123, Accounting for Stock-Based Compensation. Accordingly, the Company recorded share-based employee compensation expense for options granted under the 1998 IDM Stock Option Plan and the 2000 IDM Stock Option Plan, referred to as the IDM S.A. Plans, during the three months ended March 31, 2005 under APB 25.
In August 2005, in connection with the Combination, the Company assumed the Epimmune 1989 Stock Plan, 1997 Stock Plan, 2000 Stock Plan and Employee Stock Purchase Plan, and the IDM S.A. Plans were closed. For the plans assumed in connection with the Combination, the Company also accounted for share-based employee compensation under APB 25, and, accordingly, did not record any compensation expense.
In accordance with SFAS 123 the Company provided pro forma net loss and net loss per share disclosures for each period prior to the adoption of SFAS 123(R), Share-Based Payment, as if the Company had applied fair value-based methods in measuring compensation expense for its share-based compensation plans.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. Under that transition method, compensation expense that the Company recognized for the three months ended March 31, 2006 included: (a) compensation expense for all share-based payments granted prior to the Combination, but not yet vested as of, January 1, 2006, based on their intrinsic value estimated in accordance with the original provisions of APB 25 which corresponds to their original valuation method, (b) compensation expense for all other share-based payments granted or assumed since the Combination prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (c) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated. In March 2005 the SEC issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
Description of Share-Based Compensation Plans
1998 IDM Stock Option Plan — In August 1998, IDM S.A.’s shareholders approved the 1998 IDM Stock Option Plan, referred to as the 1998 IDM Stock Option Plan, and authorized IDM S.A.’s Board of Directors to grant, through August 2003, stock options to purchase shares such that the total number of stock options granted to employees could not exceed 5% of the fully diluted number of shares of the Company. These stock options expire ten years after the grant date, and vest ratably over five years after the grant date subject to continued employment. Upon exercise, the resale of the corresponding shares is restricted until five years after the grant date. The 1998 IDM Stock Option Plan was closed in October 2000 and replaced by the IDM 2000 Stock Option Plan.
2000 IDM Stock Option Plan — In October 2000, IDM S.A.’s shareholders approved the 2000 IDM Stock Option Plan, referred to as the 2000 IDM Stock Option Plan, and authorized IDM S.A.’s Board of Directors to grant, through October 2005, stock options to purchase a maximum of 538,837 shares. The options expire ten years after the grant date, and vest ratably over four years after grant date subject to continued employment. Upon exercise, the resale of the corresponding shares is restricted until 4 years after the grant date.
In August 2005, in connection with the Combination, the 1998 IDM Stock Option Plan and the 2000 IDM Stock Option Plan were closed and the Company assumed the prior Epimmune stock option plans described below. In accordance with the Share Exchange Agreement, substitute options to acquire 342,336 shares of common stock were granted from the 2000 Stock Plan to employees of the Company’s U.S. subsidiary, IDM, Inc. In addition, and also in accordance with the Share Exchange Agreement, the

Company has reserved 403,984 shares of common stock for issuance in connection with the exercise of outstanding options held by employees of its French subsidiary, IDM S.A.
1989 Stock Plan — In August 2005, the Company assumed the Epimmune 1989 Stock Plan, referred to as the 1989 Plan, under which options may be granted to employees, directors, consultants or advisors. The 1989 Plan provided for the grant of both incentive stock options and non-statutory stock options. The exercise price of an incentive stock option is not less than the fair market value of the common stock on the date of grant. The exercise price of non-statutory options is not less than 85% of the fair market value of the common stock on the date of grant. No options granted under the 1989 Plan have a term in excess of ten years from the date of grant. Shares and options issued under the 1989 Plan vest over varying periods of one to six years. Effective June 9, 2000 with the approval of the Company’s 2000 Stock Plan, the 1989 Plan was discontinued resulting in cancellation of remaining available shares, and any shares granted under the 1989 Plan that in the future are cancelled or expire will not be available for re-grant.
1997 Stock Plan — In August 2005, the Company assumed the Epimmune 1997 Stock Plan, referred to as the 1997 Plan, under which options were granted to employees, directors, and consultants of the Company. The 1997 Plan provided for the grant of both incentive stock options and nonstatutory stock options. The exercise price of an incentive stock option was not less than the fair market value of the common stock on the date of grant. The exercise price of nonstatutory options was not less than 85% of the fair market value of the common stock on the date of grant. No options granted under the 1997 Plan have a term in excess of ten years from the date of grant. Options issued under the 1997 Plan vest over varying periods of one to four years. Effective June 9, 2000 with the approval of the Company’s 2000 Stock Plan, the 1997 Plan was discontinued resulting in cancellation of remaining available shares, and any shares granted under the 1997 Plan that in the future are cancelled or expire will not be available for re-grant.
2000 Stock Plan — In August 2005, the Company assumed the Epimmune 2000 Stock Plan, referred to as the 2000 Stock Plan. Options under the plan may be granted to employees, directors, consultants or advisors of the Company. The 2000 Stock Plan provides for the grant of both incentive stock options and nonstatutory stock options. The exercise price of an incentive stock option is not less than the fair market value of the common stock on the date of the grant. The exercise price of nonstatutory options is also not less than the fair market value of the common stock on the date of grant. No options granted under the 2000 Stock Plan have a term in excess of ten years from the date of grant. Options issued under the 2000 Stock Plan may vest over varying periods of up to four years. In addition to options, the Company may also grant stock awards, restricted stock awards, or other similar equity awards from the 2000 Stock Plan.
There were a total of 1,628,571 shares of common stock authorized by the Company’s shareholders under the 2000 Stock Plan at March 31, 2006. On March 23, 2006, the Company’s Board of Directors approved a 600,000 share increase in the number of shares of common stock available for issuance under the 2000 Stock Plan. The Company’s Board of Directors also approved an increase in the limitation on the total number of shares subject to stock awards under the 2000 Stock Plan that an employee is eligible to be granted during any calendar year from 71,428 to 500,000 shares in order to better reflect the increase in its outstanding capital stock resulting from the Combination. This limitation is referred to as the Section 162(m) Limitation. The Company will seek stockholder approval of the increase in the shares reserved and the Section 162(m) Limitation at its June 14, 2006 annual meeting of stockholders.
Certain of the Company’s stock options are denominated in currencies other than the U.S. dollar. It is the Company’s policy to convert the exercise prices at the current exchange rate when presenting option exercise information.
Employee Stock Purchase Plan — In August 2005, in connection with the Combination, the Company assumed the Epimmune Employee Stock Purchase Plan, referred to as the Purchase Plan, originally adopted in March 2001, and increased the shares of common stock reserved under the Purchase Plan by

26,428 shares to 69,285 shares. Under the Purchase Plan, employees, at their option, can purchase up to 714 shares of IDM Pharma common stock per offering through payroll deductions at the lower of 85% of the fair market value on the plan offering date or 85% of the fair market value of the common stock at the purchase date.
In August 2005, in connection with the Combination, the Company established an Employee Stock Purchase Plan for employees located in France, referred to as the French Purchase Plan, and reserved 30,714 shares of common stock for future issuance under the French Purchase Plan. Under the French Purchase Plan, employees, at their option, can purchase up to 714 shares of IDM Pharma common stock per offering through payroll deductions at the lower of 85% of the fair market value on the plan offering date or 85% of the fair market value of the common stock at the purchase date. Due to local regulations governing employee stock purchase plans in France, the Company has not yet implemented the French Purchase Plan as of March 31, 2006, and consequently no shares have been issued out of the reserve pool.
Impact of the Adoption of SFAS 123(R)
The following table summarizes the share-based compensation expense for stock options and restricted stock awards granted under the Company’s equity plans and expense attributable from shares purchased under the Employee Stock Purchase Plan that the Company recorded for continuing operations in accordance with SFAS 123(R) for the three months ended March 31, 2006.

Three months ended
March 31, 2006
Research and development	26,000
General and administrative	239,000
Sales and marketing	1,000

Reduction in operating income	266,000

Prior to the adoption of SFAS 123(R), the Company presented deferred compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123(R), on January 1, 2006 the Company reclassified the balance in deferred compensation to additional paid-in capital.
Determining Fair Value. The Company estimated the fair value of stock options granted using the Black-Scholes option valuation model and a single option award approach. For options granted both before and after January 1, 2006, the Company amortizes the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.
Expected Term. The expected term of options granted represents the period of time that they are expected to be outstanding. For its initial implementation of SFAS 123(R), the Company has adopted the “simplified method” of determining the expected term for “plain vanilla” options, as allowed under SAB 107. The Company will continue to gather additional information about the exercise behavior of plan participants between now and December 31, 2007, at which time the Company anticipates it will make adjustments to the expected term of stock options granted to reflect actual exercise experience. The “simplified method” states that the expected term is equal to the sum of the vesting term plus the contract term, divided by 2. “Plain vanilla” options are defined as those granted at-the-money, having service time vesting as a condition to exercise, providing that non-vested options are forfeited upon termination, providing that there is a limited time to exercise the options after termination of service with the Company, usually 90 days, and providing the options are non-transferable and non-hedgeable. Applying this method, the expected term of the Company’s options granted to U.S. employees ranged from 6-7 years.

Expected Volatility. The Company estimated the volatility of its common stock at the date of grant based on the average of the historical volatilities of a group of peer companies. As a newly public company, as of the completion of the Combination in August 2005, the Company believes there is currently not enough historical volatility data available to predict its stock’s future volatility. The Company has identified five comparable companies, including Epimmune, which was a party to the Combination in August 2005, for which it has been able to calculate historical volatility from publicly available data for sequential periods approximately equal to the expected terms of its option grants. In selecting comparable companies, the Company looked at several factors including industry, immunotherapy focus, particularly in cancer, stage of development, and size in terms of market capitalization.
Risk-Free Interest Rate. The Company based the risk-free interest rate that it used in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms.
Dividends. The Company has never paid any cash dividends on its common stock and it does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.
Forfeitures. SFAS 123(R) requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company has used six years of historical data, including that of IDM Pharma since the Combination in August 2005 and that of Epimmune for the remainder of the six years prior to August 2005, to estimate pre-vesting option forfeitures. The Company has also segregated the six-year historical data to separately calculate expected forfeiture rates for its directors and officers as a group and the balance of its employees as a group. The Company recorded share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS 123 for periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
The Company used the following assumptions to estimate the fair value of options granted under its option plans and shares purchased under its Employee Stock and shares purchased under its Employee Stock Purchase Plan for the three months ended March 31, 2006:

Three Months
Ended
March 31, 2006
Average expected term (years)	6.00–7.00
Expected volatility (range)	90% - 96%
Risk-free interest rate	4.73%
Expected dividend yield	0%
Stock Option Activity and Share-Based Compensation Expense
A summary of stock option activity under all share-based compensation plans during the three months ended March 31, 2006 is as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	(years)	Value

Options outstanding, December 31, 2005	1,547,790	$14.53
Granted	21,000	$5.81
Exercised	(14,197)	$3.02
Cancelled, forfeited or expired	(55,747)	$16.12

Options outstanding, March 31, 2006	1,498,846	$13.43	6.83	$973,000

Options exercisable, March 31, 2006	792,480	$18.36	4.63	$68,000

The following table is a summary of the options outstanding under all of the Company’s stock option plans as of March 31, 2006:

					Weighted
		Weighted	Weighted		Average
		Average	Average		Exercise Price
	Options	Remaining	Exercise	Options	of Options
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Exercisable

$3.36	328,984	9.72	$3.36	22,130	$3.36
$5.00 to $9.99	315,272	9.33	5.87	25,855	5.84
$10.00 to $19.99	398,163	3.00	12.32	384,190	12.24
$20.00 to $29.99	445,305	6.49	26.44	349,183	26.12
$30.00 and above	11,122	1.73	44.90	11,122	44.90

Total	1,498,846	6.83	$13.43	792,480	$18.36

The weighted average fair value of options granted during the three months ended March 31, 2006 was $5.81. The aggregate intrinsic value for stock options exercised during the three months ended March 31, 2006 was $41,000.
At March 31, 2006, the Company had 49,283 non-vested restricted stock awards outstanding that had a weighted average fair value of $6.16 as of the grant dates. The aggregate intrinsic value of non-vested restricted stock awards was $0.3 million at March 31, 2006. The Company did not have similar non-vested restricted stock awards outstanding at March 31, 2005.
The Company recorded $0.2 million in share-based compensation expense for stock options and its Employee Stock Purchase Plan and $0.1 million in share-based compensation expense for restricted stock awards in continuing operations for the three months ended March 31, 2006.
As of March 31, 2006, there was $2.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. The weighted average term over which the compensation cost will be recognized is 1.76 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
The Company received $40,000 in cash from option exercises under all share-based payment arrangements for the three months ended March 31, 2006.

Comparable Disclosures
The Company accounted for share-based employee compensation under SFAS 123(R)’s fair value method during the three months ended March 31, 2006. Prior to January 1, 2006 the Company accounted for share-based employee compensation under the provisions of APB 25. For pro forma disclosure purposes required by SFAS 123(R), the Company used the minimum value method for estimating compensation expense for options issued prior to August 16, 2005, the date of the Combination, and used the fair value method for estimating compensation expense for options issued subsequent to August 16, 2005. Total stock based compensation recorded under the provisions of APB 25 for the three months ended March 31, 2005 was $2,178.
4. Business Combination and Name Change
In connection with the business combination between IDM S.A. and Epimmune on August 16, 2005, IDM S.A., which is now IDM Pharma, Inc.’s French subsidiary, was deemed to be the acquiring company for accounting purposes and the share exchange was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with U.S. generally accepted accounting principles. The Combination and the purchase method are described below.
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
The total purchase price of approximately $29,774,000 is comprised of the following:

Epimmune common stock	$21,301,000
Epimmune preferred stock, as-converted to common	2,589,000
Estimated fair value of options and warrants assumed	2,586,000
Estimated IDM S.A. direct transaction costs	3,298,000

Total purchase price	$29,774,000

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
Epimmune had two products in various states of clinical trials as of the valuation date: EP HIV-1090, a therapeutic vaccine for HIV in Phase I clinical trials and EP-2101, a therapeutic vaccine for non-small cell lung cancer which entered Phase II clinical trials in December 2004. The fair value of the IPR&D was determined using the income approach. Under the income approach, the expected future cash flows for each product under development were estimated and discounted to their net present value at an appropriate risk- adjusted rate of return. Significant factors considered in the calculation of the rate of return were the weighted-average cost of capital and return on assets, as well as the risks inherent in the development process. For purposes of the analysis, EP HIV-1090 was projected to generate material revenue and cash flows beginning in 2013 and EP-2101 was projected to generate material revenue and cash flows beginning in 2014. Remaining research and development expenses for both EP HIV-1090 and EP-2101 were based on management’s best estimates to bring the drug candidates to market. A 24% risk adjusted discount rate was applied to the cash flow projected for EP HIV-1090 and a discount rate of 29% was applied to the EP-2101 projected cash flow. The application of this methodology resulted in a fair value of $7,500,000 being assigned to EP HIV-1090 and $5,800,000 being assigned to EP-2101. Licensing and milestone agreements represent a combination of Epimmune’s patents, trade secrets, core technology and services that it developed through years of work in the field of epitope identification. This proprietary knowledge base was leveraged by Epimmune to enter into agreements with licensing and milestone opportunities.
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
5. Sale of Infectious Disease Related Assets
Pursuant to an asset purchase agreement, dated November 23, 2005, as amended on December 30, 2005, with Pharmexa Inc., the Company sold specific assets related to its infectious disease programs and certain other assets to Pharmexa for $12,028,000 in net cash.
In connection with the asset sale, the Company also entered into two separate, fully paid, perpetual license agreements with Pharmexa, which guarantee the Company continuing rights to use the PADRE(R) and Epitope Identification System (EIS(R)) technologies, included in the assets acquired by Pharmexa, in the cancer field. In addition, the Company entered into a three-year services agreement with Pharmexa, which will provide certain services required for the Company’s ongoing clinical trials of its EP-2101 therapeutic vaccine for non-small cell lung cancer, as well as access to expertise and know how related to epitope identification. The Company received a credit for the first year of the services agreement and recorded prepaid services of $900,000 at December 31, 2005 in connection with the credit. The transaction included the assumption by Pharmexa of the Company’s lease at its San Diego facility and the transfer of most of its San Diego based employees to Pharmexa. The Company retained all rights to its cancer programs.

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
The results of operations of Epimmune are included in IDM Pharma’s condensed consolidated financial statements from the date of the closing of the Combination on August 16, 2005. The following table presents pro forma results of operations and gives effect to the Combination and sale of assets to Pharmexa as if they were both consummated at the beginning of the periods presented, and excludes the direct operating results of the assets sold for all periods presented. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the transactions been completed at the beginning of the period or of the results that may occur in the future.

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
Revenues	$2,264,000	$1,769,000
Net loss	$(6,635,000)	$(7,213,000)
Net loss per common share — basic and diluted	$(0.50)	$(0.55)
6. Research and Development and Other Agreements
Jenner Biotherapies, Inc.
In March 2003, we entered into an asset purchase agreement with Jenner Biotherapies, Inc. (“Jenner”), a biotechnology company devoted to the development of cancer vaccines and macrophage activators. Pursuant to the terms of the agreement, we purchased Jenner’s lead product candidate, Junovan, formerly called Mepact. This asset was acquired by issuing IDM S.A. shares. The asset purchase was consummated in April 2003.
In accordance with EITF 96-18 Accounting For Equity Instruments That Are Issued to Other Than Employees For Acquiring, or in conjunction with Selling, Goods or Services, the Junovan license was valued at fair value for an amount of $3.1 million on the date the shares were issued to Jenner by IDM S.A. The fair value of the shares was recorded as common stock and additional paid-in capital, and represented the basis for the total valuation of the license acquired. Total consideration was allocated to the Junovan license based on its fair value at the date of issuance, which was also valued by the Company, based on estimated future cash flows and an expected rate of success, as determined by management. The fair values allocated to the license with alternate future use amounted to $3.1 million and is reflected in patents, trademarks and other licenses.
The Jenner license is being amortized over 10 years, which is management’s estimate of the expected life of future products developed from the use of the license.

IDM’s direct research and development expenses related to Junovan amounted to approximately $0.9 million and $0.6 million for the first three months of 2006 and 2005, respectively.
Sanofi-Aventis S.A. (Related Party)
Pursuant to the agreement signed with IDM in July 2001, in December 2001, Sanofi-Aventis exercised its first option on IDM’s ongoing melanoma development program Uvidem. Consequently, the Company received $5.4 million corresponding to: (i) an up-front payment, (ii) a completion of Phase I milestone payment because the program was already in Phase II and (iii) reimbursement of all research and development costs incurred from 1999 through December 2001, which approximated $1.7 million. Repayment received for past R&D expenses incurred by IDM prior to the exercise of an option by Sanofi-Aventis are considered as a complementary up-front fee. Thus, the Company is recognizing these three payments over the remaining program development period, which is estimated to be 9 years. Up-front and milestone revenues recognized were $0.2 million for the three months ended March 31, 2006 and March 31, 2005.
In addition, IDM recorded $2.0 million and $1.4 million in revenues from Sanofi-Aventis for reimbursement of current research and development expenses related to the development of Uvidem, for the three months ended March 31, 2006 and 2005, respectively.
Direct research and development expenses related to Uvidem were approximately $1.4 million and $0.9 million in the three months ended March 31, 2006 and March 31, 2005, respectively.
Prior to the July 2001 agreement, IDM had entered into an agreement in July 1999, as amended in November 2001, under which Sanofi-Aventis agreed to provide the Company with a non-exclusive license to intellectual property for interleukin-13, referred to as IL-13, a compound that contributes to the transformation of white blood cells into specialized immune cells called dendritic cells, including a right to sub-license with Sanofi-Aventis’s approval. In exchange, the Company issued shares and warrants to Sanofi-Aventis. On August 12, 2005, and in connection with the Combination, Sanofi-Aventis exercised its warrants, received 404,660 shares of IDM, and provided IDM with the license to IL-13. This exercise was recorded as an increase of the Company’s stockholders’ equity for $2.0 million, corresponding to the value of the stock received by Sanofi-Aventis calculated using the fair value of the shares of the Company in the Combination. The license to IL-13, which was valued at the same amount, was written off as an impairment charge in accordance with IDM’s established policies since it was not used in a clinical phase III development program.
Medarex, Inc. (Related Party)
In 2000, we entered into an agreement with Medarex, Inc. under which we were granted licenses to manufacture and commercialize antibodies developed by Medarex. One such antibody was included in Osidem, a product that we developed for the treatment of ovarian cancer. Direct research and development expenses related to Osidem were negligible in the three months ended March 31, 2006 and 2005.
Cambridge Laboratories Ltd
On May 10, 2005, IDM entered into a license and distribution agreement with Cambridge Laboratories Ltd, a privately held British pharmaceutical company, for the distribution of Junovan in the United Kingdom and the Republic of Ireland.
Pursuant to this agreement, IDM received an up-front payment, half of which is reimbursable if Junovan does not receive marketing approval in the United Kingdom and the Republic of Ireland, and will receive a milestone payment upon achieving such marketing approval. In addition, IDM will receive royalties based on net sales of Junovan in the United Kingdom and the Republic of Ireland, and a performance royalty upon reaching a cumulative net sales threshold.
IDM is recognizing half of the up-front payment over the remaining product life, which is estimated to be ten years after initial sales. The other half is recorded as a long term liability until Junovan receives marketing approval in the United Kingdom and the Republic of Ireland. Subsequently, it will be recognized over the remaining product life.
Up-front and milestone revenues recognized were negligible in the three months ended March 31, 2006.
7. Commitments
Biotecnol S.A.
On March 8, 2001 IDM entered into a Prototype Production Contract with Biotecnol S.A., a Portuguese company to enable IDM to obtain a preliminary process for the production of a certain molecule. The Company has been pursuing development in collaboration with Biotecnol since April 1, 2003, based on a letter of intent executed by IDM and Biotecnol. In December 2003, IDM and Biotecnol entered into a Development and Manufacturing Agreement, which aims to expand upon the Prototype Production Contract. Under the terms of the agreement, for the three months ended March 31, 2006, IDM recorded no invoices and accruals and, for the three months ended March 31, 2005, IDM recorded approximately $0.2 million in invoices and accruals following the successful completion of studies performed by Biotecnol.
Accovion GmbH
On December 28, 2004 IDM entered into an agreement with Accovion Gmbh (ex Covidence), a German Clinical Research Organization, in relation to its Phase II/III clinical trial of Bexidem. This agreement which expires in March 2007 covers patient recruitment and monitoring of clinical centers in several European countries. The Company agreed to pay an estimated total of $1.8 million over the life of the trial and reimburses specific pass-through costs. On December 22, 2005, the Company executed an amendment to the agreement to expand the scope of activities undertaken by Accovion, and agreed to increase the estimated total amount to be paid over the life of the trial to $2.0 million. IDM recorded $0.5 million and $0.2 million in the three months ended March 31, 2006 and March 31, 2005, respectively, corresponding to both invoices and accruals.
PEA Shares
Certain stockholders of IDM S.A. held their shares in a PEA which is a tax efficient vehicle under French law whereby a holder of securities may receive preferential tax treatment provided the securities are held in a separate account for a certain period of time. In connection with the Combination, all holders of shares held in a PEA have entered into a Put/Call Agreement with the Company. Pursuant to the terms of the Put/Call Agreement, holders of PEA shares will have the right to require the Company to purchase, and the Company will have the right to require such holders to sell, the PEA shares for a period of 30 days after the closing of its first offering of equity securities completed after the Combination with net aggregate proceeds of at least 10 times the U.S. dollar amount payable to the holders of all PEA shares, excluding any issuance of equity securities in a strategic partnering, licensing, merger or acquisition transaction. The aggregate purchase price for PEA shares, payable in cash, will be equal to 78,600 shares multiplied by the price per share of the Company’s common stock sold in the first equity financing, less underwriters’ discounts or commissions. If the first equity financing does not close within two years following the closing of the share exchange, the PEA shares subject to the Put/Call Agreements will be exchanged for 78,600 shares of the Company’s common stock. The Company is accounting for the PEA shares in accordance with the provisions of SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. In the event the financing becomes probable, the Company will be required to reclassify the fair value of the PEA shares from stockholders equity to a liability. Subsequent adjustments to fair value would be recorded in the statement of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and our 2005 audited financial statements and notes thereto included in our Form 10K filed on March 31, 2006.
Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may occur in future periods.
Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. When used herein, the words “believe,” “anticipate,” “expect,” “estimate” and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these statements will prove to be correct. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report. We undertake no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.
Overview
IDM Pharma is a biopharmaceutical company focused on the development of innovative products that activate the immune system to treat cancer. We are currently developing two lines of products designed to stimulate the patient’s immune response:
•	to destroy cancer cells remaining after conventional therapies,

•	to prevent tumor recurrence.
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
On August 16, 2005, Epimmune completed a share exchange transaction with the shareholders of Immuno-Designed Molecules, S.A. and related transactions, referred to as the Combination, pursuant to a share exchange agreement, dated March 15, 2005, as amended, referred to as the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, Epimmune issued approximately 10.6 million shares of its common stock, after adjusting for a one-for-seven reverse stock split that it effected on August 15, 2005, referred to as the Reverse Split, in connection with the Share Exchange Agreement, in exchange for all of IDM S.A.’s outstanding common stock, except for shares held in plan d’épargne en action, referred to as the PEA Shares. In connection with the Combination, Epimmune’s outstanding Series S and Series S-1 preferred stock was also exchanged for a total of 278,468 shares of Epimmune’s common stock, after giving effect to the Reverse Split, pursuant to an Amended and Restated Preferred Exchange Agreement dated April 12, 2005, between Epimmune and G.D. Searle, LLC, an affiliate of Pfizer Inc., the holder of all of the outstanding shares of preferred stock of Epimmune. In connection with the closing of the Combination, Epimmune changed its name from Epimmune Inc. to IDM Pharma, Inc. and changed its ticker symbol on the Nasdaq National Market to “IDMI,” and IDM S.A. became a subsidiary.
Because the former IDM S.A. shareholders held approximately 81% of our outstanding common stock after the Combination, IDM S.A.’s designees to our Board of Directors represent a majority of our Board of Directors and IDM S.A.’s senior management represents a majority of our senior management, IDM S.A. is deemed to be the acquiring company for accounting purposes and the Combination has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States. Accordingly, historical financial statements prior to the Combination reflect those of IDM S.A. Our audited financial statements for each of the three years ended December 31, 2005 are included in the IDM Pharma Inc. Annual Report on Form 10-K filed with the SEC.
On December 30, 2005, we completed the sale of specific assets related to our infectious disease programs and certain other assets to Pharmexa for $12.0 million in net cash. As a result, we are now focusing our resources on our cancer programs.
We have incurred significant net losses and have generated limited revenues since inception. As of March 31, 2006, our accumulated deficit was $161.7 million and our revenues for the three months ended March 31, 2006 were $2.3 million. Our historical financial results reflect increasing research and development and general administrative expenses related to the maturation of our product development programs.
Our research and development expenses mainly include costs associated with preclinical development and clinical trials of our product candidates, salaries and other expenses for personnel, laboratory supplies and materials, consulting and contract research costs, facility costs, amortization of intangible assets such as patents and licenses, and depreciation of laboratory and office equipment. From inception through March 31, 2006, we have incurred costs of approximately $134 million associated with research and development in all program areas, including patent and license impairment charges, while we have only recorded approximately $27.4 million in research and development revenues, of which $26 million has been recorded since 2001. Following our acquisition of Junovan and certain other assets, valued at $3.1 million, from Jenner Biotherapies in early 2003, our research and development expenses related to Junovan have amounted to approximately $6.3 million, consisting mainly of external consultant fees, manufacturing and personnel related costs. We charge all research and development expenses to operations as they are incurred. Since 2001, our research and development expenses have represented approximately 73% of total operating expenses. We expect our research and development expenses to increase over the next several years, primarily due to costs related to clinical trials and the regulatory approval process.
Clinical development timelines, likelihood of success and total costs vary widely. Our potential product candidates are subject to a lengthy and uncertain regulatory process that may not result in the necessary regulatory approvals, which could adversely affect our ability to commercialize the product candidates. In addition, clinical trials of our potential product candidates may fail to demonstrate safety and/or efficacy, which could prevent or significantly delay regulatory approval. We anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct to each project on an on-going basis in response to the scientific and clinical success of each product candidate.

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
Results of Operations for the Three Months Ended March 31, 2006 and 2005
Revenues. We had total revenues of $2.3 million for the three months ended March 31, 2006, compared to total revenues of $1.6 million for the three months ended March 31, 2005.
For the three months ended March 31, 2006, part of our revenues were generated from our research and development activities in France and derived from reimbursement of current and past research and development expenses and up-front fees and milestone payments received from Sanofi-Aventis under the terms of our collaboration agreement, which amounted to $2.2 million. We also received $56,000 from the National Institutes of Health (NIH) research grants, other contract revenues and license fees.
Our revenues for the period ended March 31, 2005 were derived entirely from our collaboration agreement with Sanofi-Aventis.
On December 21, 2001, Sanofi-Aventis exercised its first option to initiate product development on the on-going melanoma development program for Uvidem. Between January and June 2002, Sanofi-Aventis paid us a total of $5.4 million in relation to Uvidem as a combination of up-front fees, milestone payments and reimbursement of expenses we had incurred in prior years while developing Uvidem. The revenue corresponding to these payments is being recognized on a straight-line basis over the estimated nine-year development period for Uvidem. Accordingly, we recognized $0.2 million in the three months ended March 31, 2006 and $0.2 million in revenues in the three months ended March 31, 2005 from these payments. Additional milestone payments by Sanofi-Aventis under our collaboration agreement are contingent upon the success of several on-going Phase II clinical trials. There can be no assurance that the on-going Phase II clinical trials will be successful and, if they are not successful, we will not receive the related milestone payments.
We recorded $2.0 million and $1.4 million in revenues from Sanofi-Aventis in the three months ended March 31, 2006 and March 31, 2005, respectively for reimbursement of current expenses related to the development of Uvidem. The increase in revenue was due to the increase in Uvidem expenses.
Research and Development Expenses and Impairment of Patents and Licenses. Total research and development expenses and impairment of patents and licenses were $5.6 million and $5.1 million for the three months ended March 31, 2006 and 2005, respectively.
We regularly undertake detailed reviews of our patents and licenses in order to check the development stage and the viability of associated products. When certain product development projects remain at an early stage or are abandoned, we write down in full the remaining value of licenses, patents or trademarks associated with those projects, if they are found to have no alternative future use. We did not record any impairment charges during the three months ended March 31, 2006, compared to a $0.3 million charge for the three months ended March 31, 2005.
Research and development expenses increased to $5.6 million for the three months ended March 31, 2006 from $4.8 million for the three months ended March 31, 2005. This increase was due to higher expenditures for phase II clinical trials of the Bexidem and Uvidem products, expenditures made in connection with preparation for regulatory filing and manufacturing of Junovan as well as continued funding of EP-2101. These expenditures were offset by savings from decreased funding of non-core projects.
Direct research and development expenses related to our product candidates to destroy residual cancer cells were approximately $1.9 million and $1.5 million for the three months ended March 31, 2006 and 2005, respectively, and $17.7 million for the period from January 1, 2001, the earliest date for which relevant cumulated cost information is available, through March 31, 2006. Direct research and development expenses related to our product candidates to prevent tumor recurrence were approximately $1.8 million and $1.3 million for the three months ended March 31, 2006 and 2005, respectively, and $22.3 million for the period from January 1, 2001, the earliest date for which relevant cumulated cost information is available, through March 31, 2006.
Selling and Marketing Expenses. Selling and marketing expenses were $0.1 million for the three months ended March 31, 2006, compared to $0.3 million for the three months ended March 31, 2005. Higher expenses in 2005 were related to higher communication expense of $0.1 million, a one-time expense related to a marketing study for Junovan, and a higher number of employees in the business development activity.
General and Administrative Expenses. General and administrative expenses were $2.8 million and $1.5 million for the three months ended March 31, 2006 and 2005, respectively. The increase in expenses included $0.5 million, corresponding to new expenses associated with being a public company, including board of directors fees, accounting, and legal expenses, $0.3 million associated with transitional accounting services, and $0.2 million of increased compensation, as well as $0.1 million resulting from the adoption of SFAS 123(R).
Interest Income. Net interest income was $0.2 million for both the three months ended March 31, 2006 and 2005.

Income Tax Benefit. We recorded a research tax credit for research and development expenses in France in the amount of $0.1 million for the three months ended March 31, 2006 compared to $0.4 million in the three months ended March 31, 2005. Excluding a $0.3 million adjustment made in 2005 to recognize additional tax credits attributable to the year ended December 31, 2004, tax credit for both quarters is the same.
As of March 31, 2006, we had research and development tax credits receivable of $1.7 million, which represents an account receivable corresponding to our accumulated income tax benefit from the French government of which $0.5 million is recoverable during the next twelve months.
Net Loss. Our net loss increased to $6.6 million for the three months ended March 31, 2006, compared to $4.7 million for the three months ended March 31, 2005, as a result of the factors described above.
Liquidity and Capital Resources
As of March 31, 2006, our cash and cash equivalents totaled $20.9 million, compared to $26.7 million as of December 31, 2005. Cash and cash equivalents include principally cash, money-market funds and short-term certificates of deposit and are denominated in both euros and U.S. dollars. We use our cash and cash equivalents to cover research and development expenses and corporate expenses related to selling and marketing and general and administrative activities. If we enter into collaborations for certain of our products, we expect that our strategic partners would assume most, if not all, of the costs of further product development. Unless we find a strategic partner for a product, we bear all costs related to its development. We expect our expenses to increase as we pursue our strategy of continued clinical development and possible commercialization on our own of certain of our products, while also seeking strategic partners for the development and commercialization of other products,.
Net cash used in operating activities increased to $6.1 million for the three months ended March 31, 2006, compared to $3.7 million for the three months ended March 31, 2005. This increase in cash used by operating activities was the result of increases in research and development and general and administrative expenses of $0.5 million and $1.3 million, respectively, described above, and the payment of $1.1 million of accrued payroll primarily related to the Combination.
Net cash used in investing activities decreased to $0.2 million during the three months ended March 31, 2006, compared to $1.7 million for the three months ended March 31, 2005. The $1.7 million of cash used in investing activities in 2005 included $1.4 million of costs incurred in anticipation of the Combination. These costs included legal, investment banking and accounting fees. Excluding the costs of the Combination, cash utilized in investing activities was comparable in both periods reported.
As of March 31, 2006, our current liabilities amounted to $9.4 million. Our current liabilities included $5.0 million in accounts payable to suppliers, $0.7 million in the current portion of deferred revenues from the collaboration agreements with Sanofi-Aventis and Cambridge Laboratories, which are recognized as revenue on a straight-line basis over the remaining term of each agreement, $1.6 million in accrued compensation for employees and $2.1 in accrued taxes including value-added tax and advances on grants. Our long-term liabilities as of March 31, 2006 were composed primarily of $2.9 million in deferred revenues from Sanofi-Aventis and Cambridge Laboratories, an interest-free loan of $0.4 million from the French government that provides support to French companies for research and development, and $0.3 million corresponding to half of the up-front payment received from Cambridge Laboratories for Junovan marketing rights in the United Kingdom and the Republic of Ireland that is recorded as a long term liability until Junovan receives marketing approval in these countries. We must repay the principal amount of the French government loan in two equal installments of $0.2 million each in 2007 and 2010.

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
We expect our principal sources of revenues to be up-front fees, milestone payments and reimbursements of research and development expenses under our collaboration agreement with Sanofi-Aventis, until such time as we successfully develop one or more products for sale outside this agreement or enter into other collaboration agreements. However, if we do not meet further development milestones with respect to Uvidem, or if Sanofi-Aventis does not elect to develop additional product candidates, we will not receive additional payments under our agreement with Sanofi-Aventis. We expect to receive revenues from sales of our lead product candidate, Junovan, assuming that we receive regulatory approval and choose to market Junovan ourselves. However, we may not receive regulatory approval and, even if we do, any efforts by us or any future partners to commercialize Junovan may not be successful. In keeping with our overall strategy, we are seeking to enter into collaboration agreements for certain products with other strategic partners, which may provide additional sources of revenues, including other milestone payments. However, we cannot be certain that we will enter into such agreements. In addition, the timing of our milestone payments cannot be predicted with certainty, and we may not receive payments if development targets are not achieved. Also, it is unlikely that milestone payments, even if received when expected, would fully cover our total research and development expenses for all of our projects. Royalties, if any, on commercial sales of products under development with strategic partners will not be received until at least such time as such products receive the required regulatory approvals and are launched on the market. We do not expect any of our products to receive regulatory approval until at least 2007, and we cannot be sure of the timing of any such approval or successful commercialization following such approval. The timing for receipt of regulatory approval of products is subject to risks and uncertainties regarding development, regulatory matters, manufacturing and commercialization described in more detail in the section entitled “Risk Factors” below, including the possibility that the FDA or the EMEA may require that we conduct additional clinical trials and the risk that we may not receive necessary approvals from the FDA, the EMEA or similar drug regulatory agencies for the marketing and commercialization of Junovan when expected or at all.
Our capital expenditures include purchase of property and equipment, including research and development laboratory equipment and product manufacturing facilities. Capital expenditures also include purchase of intangible assets, including payment of patent development costs, acquisition of third party licenses and patents, such as from Medarex and Jenner Biotherapies, and acquisition of other intangibles. Capital expenditures amounted to $0.2 million for the three months ended March 31, 2006 and March 31, 2005.
Our major outstanding contractual obligations relate to our long-term debt, operating lease obligations, and obligations under a number of our collaboration, licensing and consulting agreements. At March 31, 2006, we had $37,000 of outstanding capital lease obligations.
We incurred approximately $3.9 million in costs related to the Combination, consisting primarily of legal and accounting fees, fees paid to our financial advisor in connection with the transaction and internal personnel related costs. We capitalized approximately $3.3 million of the total costs we have incurred in accordance with Statement of Financial Accounting Standards, referred to as SFAS, No. 141, “Business Combinations.”
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
Off-Balance Sheet Arrangements
As of March 31, 2006, we were not a party to any transactions, agreements or contractual arrangements to which an entity that is not consolidated with IDM was a party, under which we had:
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
Trends
The level of our research and development spending will depend on numerous factors including the number of products in development, the number of products partnered, the results and progress of preclinical and clinical testing, our financial condition and ability to raise additional capital as well as general market conditions.
We expect our total research and development expenses to decrease in 2006 from 2005 levels, as a result of our focus on a smaller number of later stage programs and the sale of our infectious disease programs. However, due to the maturation of the development stage for certain of our products, we expect our expenses associated with them to increase because clinical trial expenses increase significantly when moving from Phase I to Phase II and from Phase II to Phase III. As products successfully mature, we also expect to pay filing fees in connection with the regulatory submission process and incur expenses related to the maintenance and potential expansion of our product manufacturing facilities. Our strategy is to pursue the development of certain of our existing products on our own until commercialization, including completion of Phase II and III clinical trials, and to prioritize expenditures on our portfolio of products in development in order to maintain research and development expenses in line with available financial resources.
If we succeed in gaining regulatory approval for Junovan and proceed with commercialization of Junovan ourselves, we expect our selling and marketing expenses to increase correspondingly with our activities to commercialize Junovan. In addition, we would expect to incur significant costs related to manufacturing Junovan, which would be recorded as cost of goods sold under our total revenues. Furthermore, we would expect to owe milestone payments upon final completion of Phase III trials and submission of a NDA for Junovan, as well as royalties in the event of its commercialization, under a licensing agreement with Novartis AG. However, our obligations to make milestone and royalty payments are subject to the profitability of the Junovan product line.
We expect our general and administrative expenses to be similar or slightly lower in 2006 compared to 2005 levels. We will support our expanding clinical development and regulatory activities, but will have offsetting decreases resulting from the sale of our infectious diseases programs. Our portfolio of products in development will also be prioritized in order to maintain expenses in line with available financial resources.
In order to finance these expenses, we will need to obtain additional funding. We do not have committed external sources of funding and may not be able to obtain any additional funding, especially if volatile market conditions persist for biotechnology companies. If we are unable to obtain additional funding, we may be required to delay, reduce the scope of or eliminate one or more of our research and development projects, sell certain of our assets (including one or more of our drug programs or technologies), sell our company, or dissolve and liquidate all of our assets. We will likely seek additional funding through collaboration and license agreements, government research grants and/or equity or debt financings. In the event we are able to obtain financing, it may not be on favorable terms. In addition, we may not be able to enter into additional collaborations to reduce our funding requirements. If we acquire funds by issuing securities, dilution to existing stockholders will result. If we raise funds through additional collaborations and license agreements, we will likely have to relinquish some or all of the rights to our product candidates or technologies that we may have otherwise developed ourselves.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At March 31, 2006, our investment portfolio included cash, money market accounts and fixed-income securities. We are exposed to limited market risk through our investment of cash in money market accounts and high grade securities, generally with maturities of less than three months. The securities contained in our cash and cash equivalents are typically debt instruments purchased at inception and held until maturity. Due to their very short-term nature, such securities are subject to minimal interest rate risk. We currently do not hedge interest rate exposure, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income. We also do not hedge currency exchange rate exposure.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2006, the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the evaluation date.
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As a result, there can be no assurance that our disclosure controls and procedures or internal control system will prevent all possible instances of error and fraud. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the conclusions of our principal executive officer and the principal financial officer are made at the reasonable assurance level.
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
As of March 31, 2006, we noted deficiencies relating to monitoring and oversight of the work performed by our accounting personnel, and of the work performed by accounting consultants working on our behalf, to assure that transactions receive adequate review by accounting personnel with sufficient technical accounting expertise. We also noted a lack of sufficiently skilled personnel within our accounting and financial reporting functions to ensure that all transactions are accounted for in accordance with U.S. generally accepted accounting principles, and deficiencies in our controls over certain non-routine, complex transactions such as the Combination and the sale of our infectious disease assets in 2005. These deficiencies resulted in errors in the preparation and review of financial statements and related disclosures, and resulted in adjustments to our audited, consolidated financial statements for the year ended December 31, 2005. The impact of these adjustments did not require the restatement of any of our financial statements.
Based on findings of material weaknesses in our internal control over financial reporting as described above, we have taken steps to strengthen our internal control over our financial statement closing, consolidation and reporting process, and our processes for accounting for non- routine, complex transactions such as acquisitions. However, the conclusions of management as of March 31, 2006, that material weaknesses in our internal control over financial reporting process exists, indicates that we need to take additional steps to remediate these situations. We intend to address the remaining actions required to remediate our existing weaknesses as part of our ongoing efforts to improve our control environment. As discussed below, we have been and continue to be engaged in efforts to improve our internal control over financial reporting. Measures we have taken or are taking to remediate our identified material weaknesses include:
•	Consolidate operating and financial reporting locations and structure;

•	Implement additional review and approval procedures over accruals;

•	Formalize process and documentation related to financial statement close and consolidation review, including face-to-face meeting of all members of our financial staff involved in preparation of financial statements and a review of those financial statements by the entire staff as a group;

•	Formalize and enhance documentation, oversight and review procedures related to accounting records of our foreign subsidiary to ensure compliance with U.S. generally accepted accounting principles;

•	Review and make appropriate staffing adjustments at all company locations to enhance accounting expertise;

•	Revise and enhance review process for unusual and acquisition related transactions;

•	Supplement internal staff expertise by consulting with independent, third-party experts regarding accounting treatment of unusual or non-routine transactions, and the impact of the adoption of new accounting pronouncements, when and if necessary;

•	Supplement our accounting and financial staff to improve the breadth and depth of experience; and

•	Improve training for, and integration and communication among, accounting and financial staff.
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
The Company has marked with an asterisk those risk factors that reflect changes from the risk factors included in the Company’s Annual Report on Form 10-K filed with the SEC.
*Our lead product candidate, Junovan, may never obtain regulatory approval.
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
Third-party suppliers have resumed manufacturing Junovan components for us based on the specifications and processes established during the Phase III trial. We have produced Junovan materials that meet the prior specifications for the product used in clinical trials. A proposed protocol for demonstration of comparability has been reviewed by the FDA. We have initiated comparability studies with the new materials so that the data generated under prior preclinical and clinical trials can be used to support regulatory approval. If we fail to consistently demonstrate, through extensive analytical testing and appropriate preclinical studies, that the new Junovan materials produced by subcontractors is comparable to the materials used in the Phase III clinical trial and complies with the current GMP requirement for liposomal drug products as well, additional preclinical or clinical studies may also be required by the regulatory agencies in order to complete comparability analysis; thus delayed the filing plan and approval timing in the intended geographies.
The development of Junovan suitable for commercial distribution, the preparation of our marketing approval applications to the FDA and the EMEA and stringent manufacturing requirements have required and will continue to require significant investments of time and money, as well as the focus and attention of key personnel. As a result, if we fail to receive or are delayed in receiving regulatory approval for Junovan, our financial condition and results of operations will be significantly and adversely affected.
*Even if we receive regulatory approval for Junovan, we may not be able to market it successfully.
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
In particular, we will face competition from existing therapies and, potentially, competition from any new treatments. Junovan has received orphan drug designation in the United States and in Europe, which will provide us with a seven-year period of exclusive marketing in the United States commencing on the date of FDA approval and a 10-year period of exclusive marketing in Europe commencing on the date of EMEA approval. This will apply only to osteosarcoma, the indication for which Junovan has been designated as an orphan product. However, we may lose this marketing exclusivity should a new treatment be developed which is proven to be more effective than Junovan. In addition, although our patents will protect the liposomal formulation of Junovan until 2005 in Europe and 2007 in the United States, with a possible extension until 2010 in Europe and 2012 in the United States, certain other patents covering the active ingredient in Junovan expired at the end of 2003. As a result, if a competitor develops a new formulation for Junovan, we may face generic competition following the expiration of market exclusivity under the orphan drug designation, which we expect to occur in 2014 with respect to the United States and 2017 with respect to Europe. If we are not able to commercialize Junovan successfully, we may not bring to market our other product candidates for several years, if ever, and our prospects will be harmed as a result.
*The process of developing immunotherapeutic products requires significant research and development, preclinical testing and clinical trials, all of which are extremely expensive and time-consuming and may not result in a commercial product.
Our product candidates other than Junovan are at early stages of development, and we may fail to develop and successfully commercialize safe and effective treatments based on these products or other technology. For each product candidate, we must demonstrate safety and efficacy in humans through extensive clinical testing, which is very expensive, can take many years and has an uncertain outcome. We may experience numerous unforeseen events during or as a result of the testing process that could delay or prevent testing or commercialization of our products, including:
•	the results of preclinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;

•	after reviewing test results, we may abandon projects that we might previously have believed to be promising;

•	after reviewing test results, our collaborators may abandon projects that we might believe are still promising and we would either have to bear the operating expenses and capital requirements of continued development of our therapeutic cancer vaccines or abandon the projects outright;

•	we, our collaborators or government regulators may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks;

•	we may have to delay clinical trials as a result of scheduling conflicts with participating clinicians and clinical institutions, or difficulties in identifying and enrolling patients who meet trial eligibility criteria;

•	safety and efficacy results attained in early human clinical trials may not be indicative of results that are obtained in later clinical trials;

•	the effects of our immunotherapeutic product candidates may not be the desired effects or may include undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use, if ever approved;

•	enrollment in clinical trials for our product candidates may be slower than anticipated, resulting in significant delays; and

•	the effects of our product candidates on patients may not have the desired effects or may include undesirable side effects or other characteristics that may delay or preclude regulatory approval or limit their commercial use, if approved.
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
*Our principal source of revenues and cash receipts is a collaboration agreement under which our partner has limited obligations.
The principal source of revenues and cash receipts for us is the July 2001 collaboration agreement between our subsidiary, IDM S.A., and Sanofi-Aventis. For the three months ended March 31, 2006 and 2005, on a consolidated basis, Sanofi-Aventis represented approximately 98% and 100%, respectively of our revenue. Although Sanofi-Aventis has the option to jointly develop and commercialize up to 20 of our therapeutic products derived from the patient’s own white blood cells, referred to as cell drugs, over a 10-year period, to date, Sanofi-Aventis has exercised an option for only one product candidate, Uvidem. Under the collaboration agreement, Sanofi-Aventis has no obligation to participate in the development of additional cell drugs. If we are not successful in developing commercially viable product candidates, Sanofi-Aventis may not elect to exercise additional options. If we fail to meet further milestones in the clinical development of Uvidem, Sanofi-Aventis will have no further milestone obligations with respect to Uvidem. Additionally, Sanofi-Aventis may terminate its participation in any given development program at any time without penalty and without affecting its unexercised options for other product candidates. If Sanofi-Aventis does not exercise additional options, or if we are not successful in achieving additional development milestones for Uvidem, we will not receive additional payments from Sanofi-Aventis and our prospects, revenues and operating cash flows will be significantly and negatively affected.
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
*Our history of operating losses and our expectation of continuing losses may hurt our ability to reach profitability or continue operations.
We have experienced significant operating losses since our inception. Our cumulative net loss was $161.7 million as of March 31, 2006. It is likely that we will continue to incur substantial net operating losses for the foreseeable future, which may adversely affect our ability to continue operations. We have not generated revenues from the commercialization of any product. All of our revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants, certain asset divestitures and interest income. Substantially all of our revenues for the foreseeable future are expected to result from similar sources. To achieve profitable operations, we, alone or with collaborators, must successfully identify, develop, register and market proprietary products. We do not expect to generate revenues from the commercialization of any product until 2007 at the earliest, assuming that one or more regulatory agencies approve Junovan’s commercialization, which may not occur when expected or at all. We may not be able to generate sufficient product revenue to become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or yearly basis.
*Our substantial additional capital requirements and potentially limited access to financing may harm our ability to develop products and fund our operations.
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
*If we lose our key scientific and management personnel or are unable to attract and retain qualified personnel, it could delay or hurt our research and product development efforts.
We are dependent on the principal members of our scientific and management staff, including Dr. Jean-Loup Romet-Lemonne, Chief Executive Officer, Dr. Bonnie Mills, Vice President, Clinical Operations and General Manager, U.S., and Mr. Hervé Duchesne de Lamotte, General Manager and Vice President Finance, Europe. We have previously entered into employment contracts with the aforementioned scientific and management staff which we believe provide them incentives to remain as employees with us, although there can be no assurance they will do so. We currently do not have a Chief Financial Officer and Mr. Hervé Duchesne de Lamotte is serving as our principal financial and accounting officer on an interim basis until we hire a Chief Financial Officer. We are currently engaged in a search for a new Chief Financial Officer. We do not maintain key person life insurance on the life of any employee. Our ability to develop immunotherapeutic products and vaccines, identify epitopes, and achieve our other business objectives also depend in part on the continued service of our key scientific and management personnel and our ability to identify, hire and retain additional qualified personnel. We do not have employment agreements with our non-management scientific personnel. There is intense competition for qualified personnel in biochemistry, molecular biology, immunology and other areas of our proposed activities, and we may not be able to continue to attract and retain such personnel necessary for the development of our business. Because of the intense competition for qualified personnel among technology-based businesses, particularly in the Southern California area, we may not be successful in adding technical personnel as needed to meet the staffing requirements of additional collaborative relationships. Our failure to attract and retain key personnel could delay or be significantly detrimental to our product development programs and could cause our stock price to decline.

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
*Our treatment approach may not prove effective.
Our immunotherapeutic treatment approach is largely untested. To date, only a limited number of immunotherapeutic antibody-based and vaccine-based products designed to fight cancer have been approved for commercialization, and for only a few specific types of cancer. The basis for most immunotherapeutic treatment approaches being developed for the treatment of cancer is the discovery that cancer cells express more of certain proteins, known as antigens, on their surfaces, which may allow them to be distinguished from normal cells. Immunotherapy is designed either to manipulate the body’s immune cells to target antigens and destroy the cancer cells that over express them or to activate the body’s immune system generally. However, immunotherapy has failed in the past for a number of reasons, including:
•	the targeted antigens are not sufficiently different from those normal cells to cause an immune reaction;

•	the tumor cells do not express the targeted antigen or other target structures at all or in sufficient quantities to be recognized by immune system cells, such as T cells or macrophages;

•	the immune response provoked by the immunotherapeutic agent is not strong enough to destroy the cancer; or

•	cancer cells may, through various biochemical mechanisms, escape an immune response.

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
*Our supplies of certain materials necessary to our business may be limited and key raw materials may be scarce.
We have entered into several arrangements for the supply of various materials, chemical compounds, antibodies and antigens that are necessary to manufacture our product candidates.
Currently IDM has contracts with two third-party suppliers for the manufacture of the active ingredient (MTP-PE) and final product for Junovan. We have another agreement with a third supplier/partner requiring them to perform the key tests necessary for the release of MTP-PE and Junovan. We have not identified other vendors that might provide these products and services should the ability of our current contractors to manufacture and test MTP-PE and/or Junovan be impaired. Delays or impairment of our ability to continue manufacturing or testing could be caused by physical damage or impairment of our supplier/partner facilities, departure of key staff, failure to renew manufacturing agreements with them or other unforeseen circumstances. Such impairment could significantly impact our ability to commercialize Junovan should we receive regulatory approval to do so. Even if we were able to identify potential alternative supplier/partners, it would take a significant amount of time and resources to initiate and validate all of the required processes and activities to bring the new supplier on-line, resulting in interruptions in the commercial availability of Junovan.
We also rely on external suppliers for the production of IL-13, which is used in the manufacturing of our Dendritophage product candidates. IL-13 is an inherently scarce raw material. We believe that we currently possess enough IL-13 for our short- to medium-term needs. However, once our Dendritophage product candidates enter into Phase III clinical trials, we will require a supply of IL-13 that conforms to GMP. In 2003, we entered into an IL-13 Development and Manufacturing Agreement with Biotecnol aimed at developing a clinical grade IL-13 manufacturing process. Under the agreement, Biotecnol has agreed to complete development of clinical grade IL-13 according to a program of GMP manufacturing, control, testing and release, as defined with advice from Sanofi-Aventis, and we have agreed to provide financial support payable upon the occurrence of certain milestone events and based on the decisions of the parties to continue development. Once development of the IL-13 production process is completed, Biotecnol will oversee the ongoing management of the outsourcing of manufacturing and release of the finished product for a renewable five-year period beginning with the release of the first finished product batch. Either party may terminate the IL-13 Development and Manufacturing Agreement on the basis of a recommendation from a joint management committee if certain program specifications and targets are not met and/or before manufacturing of the first product batch is initiated. We are also entitled to terminate the IL-13 Development and Manufacturing Agreement at any time during the manufacturing period if the finished product stability does not reach two years. Biotecnol is entitled to terminate the process performance at any time by providing 18 months’ prior notice. In addition, either we or Biotecnol may terminate the agreement with immediate effect upon written notice on or at any time after the occurrence of certain events, such as breach of contract or liquidation. There are no assurances that Biotecnol will successfully manufacture clinical grade IL-13, or that it will be able to produce sufficient quantities of clinical grade IL-13 if it is successful. Without a sufficient supply of clinical grade IL-13, we would not be able to conduct Phase III clinical trials of our Dendritophage product candidates.

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
To market any drug products outside of the United States and the European Union, we and our collaborators will also be subject to numerous and varying foreign regulatory requirements, implemented by foreign health authorities, governing the design and conduct of human clinical trials and marketing approval for biologics or other drug products. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA or EMEA approval. The foreign regulatory approval processes usually include all of the risks associated with obtaining FDA or EMEA approval, and approval by the FDA does not ensure approval by the health authorities of any other country, nor does the approval by the EMEA or the foreign health authorities ensure approval by the FDA. Even if we obtain commercial regulatory approvals, the approvals may significantly limit the indicated uses for which we may market our products
Even if we obtain regulatory approval for our products, we may be required to perform additional clinical trials or change the labeling of our products if we or others identify side effects after our products are on the market, which could harm sales of the affected products.
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
*If we are unable to compete effectively in the highly competitive biotechnology industry, our business will fail.
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

Many of the companies developing competing technologies and products have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical development, obtaining regulatory approvals and marketing than we have, and we may not be able to compete effectively against them. Large pharmaceutical companies in particular, such as Bristol-Myers Squibb, Roche, Novartis and AstraZeneca, have substantially more extensive experience in clinical testing and in obtaining regulatory approvals than us. Smaller or early-stage companies, most importantly those in the immunotherapy field such as Dendreon, may also prove to be significant competitors. These companies may become even stronger competitors through collaborative arrangements with large companies. All of these companies may compete with us to acquire rights to promising antibodies, antigens and other complementary technologies.
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
*There are challenges involved in the integration of our company following the Combination, and, as a result, we may not realize the expected benefits of the Combination.
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

Examples of hazardous materials we use in our business include flammable liquids and solids, Chromium-51, a radioactive material, carcinogens and reproductive toxins such as Chloroform and Formaldehyde and biological products and waste such as blood products from clinical samples. Personal injury resulting from the use of hazardous materials is covered up to the limit of our workers’ compensation insurance. Contamination clean-up resulting from an accident involving hazardous materials would be covered to the limit of our property insurance, with certain exclusions. Our liability for personal injury or hazardous waste clean up and remediation may not be covered by these insurance policies or the costs may exceed policy limits.]
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
*The volatility of the price of our common stock may adversely affect stockholders.
The market prices for securities of biotechnology companies, including our common stock, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are not necessarily related to the operating performance of such companies. From August 16, 2005, when we began trading on the Nasdaq National Market under our new trading symbol “IDMI” through March 31, 2006, the closing stock price of our common stock ranged from $2.60 to $6.99 and has been and will continue to be influenced by general market and industry conditions. In addition, the following factors may have a significant effect on the market price of our common stock:
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

*Our principal stockholders, executive officers and directors own a significant percentage of shares of our common stock and, as a result, the trading price for shares of our common stock may be depressed. These stockholders may make decisions that may be adverse to your interests.
Our executive officers and directors (excluding, with respect to Dr. Drakeman, the shares owned by Medarex, Inc., a New Jersey corporation, referred to as Medarex, and with respect to Dr. Deleage, the shares owned by Alta BioPharma Partners, L.P., IDM Chase Partners (Alta Bio), LLC and Alta Embarcadero BioPharma Partners, LLC.), in the aggregate, beneficially own approximately 2.7% of the shares of our common stock. Moreover, Medarex and Sanofi-Aventis own approximately 19.6% and approximately 14.9%, respectively, of the total shares of our common stock outstanding. As a result, Sanofi-Aventis, Medarex and our other principal stockholders, executive officers and directors, should they decide to act together, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors, distribution of dividends, changes to our bylaws and other important decisions, such as future equity issuances. Sanofi-Aventis and Medarex have not entered into any voting agreements or formed a group as defined under the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act.
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

ITEM 6. EXHIBITS

Exhibit
Number	Document Description
3.1	Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 2, 1991.(1)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on April 2, 1993.(2)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 5, 1995.(3)

3.4	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 5, 1995.

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 2, 1998.(4)

3.6	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 2, 1998.(4)

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 12, 1998.(5)

3.8	Certificate of Designations of the Series S and Series S-1 Preferred Stock filed with the Secretary of State of Delaware on June 29, 1999.(6)

3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 1, 1999.(7)

3.10	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on September 23, 1999.(8)

3.11	Certificate of Decrease of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on September 23, 1999.(8)

3.12	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 17, 2004.(9)

3.13	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on August 15, 2005.(10)

3.14	Certificate of Ownership and Merger, filed with the Secretary of State of Delaware on August 15, 2005.(10)

3.15	Amended and Restated Bylaws of the Company.(11)

4.1	Reference is made to Exhibits 3.1 through 3.15.

4.2	Specimen certificate of the Common Stock.(12)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

(1)	Incorporated by reference to the Company’s Form S-1 Registration Statement and Amendments (1) thereto filed with Securities and Exchange Commission (the “SEC”) (File No. 33-43356).

(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 22, 1993.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the SEC on March 31, 1995.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, filed with the SEC on August 14, 1998.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the SEC on November 16, 1998.

(6)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on July 16, 1999.

(7)	Incorporated by reference to the Company’s Definitive Proxy Statement, filed with the SEC on Form DEF 14A on July 28, 1999.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed with the SEC on November 15, 1999.

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on July 2, 2004.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2005.

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the SEC on March 29, 2002.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2005, filed on November 14, 2005.

IDM PHARMA, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDM PHARMA, INC.

Dated: May 15, 2006	By:	/s/ Jean-Loup Romet-Lemonne Jean-Loup Romet-Lemonne, M.D.
Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated: May 15, 2006	By:	/s/ Hervé Duchesne de Lamotte Hervé Duchesne de Lamotte
Acting Principal Financial and Accounting Officer