Form 10-Q
period 2006-06-30
IDM PHARMA, INC.
filed 2006-08-14
CIK 822206

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006,
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
Common Stock: $.01 par value 13,401,071 shares outstanding as of August 11, 2006.

IDM PHARMA, INC.
QUARTERLY REPORT
FORM 10-Q

COVER PAGE	1

TABLE OF CONTENTS	2

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2006 (unaudited) and December 31, 2005	3

Condensed Consolidated Statements of Operations (unaudited) for the Three and Six Months Ended June 30, 2006 and 2005	4

Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2006 and 2005	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	33

ITEM 4. Controls and Procedures	33

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	35

ITEM 1A. Risk Factors	35

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	*

ITEM 3. Defaults upon Senior Securities	*

ITEM 4. Submission of Matters to a Vote of Security Holders	52

ITEM 5. Other Information	*

ITEM 6. Exhibits	53

SIGNATURE	55
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

*	No information provided due to inapplicability of item.

IDM PHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$15,941,000	$26,702,000
Related party accounts receivable	3,444,000	2,540,000
Accounts receivable	85,000	904,000
Research and development tax credit, current portion	553,000	526,000
Prepaid expenses and other current assets	1,948,000	2,223,000

Total current assets	21,971,000	32,895,000

Property and equipment, net	1,965,000	2,109,000
Patents, trademarks and other licenses, net	3,701,000	3,912,000
Goodwill	2,812,000	2,812,000
Research and development tax credit, less current portion	1,342,000	1,062,000
Other long-term assets	79,000	97,000

	$31,870,000	$42,887,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$5,095,000	$4,887,000
Accrued payroll and related expenses	1,772,000	2,689,000
Related party deferred revenues, current portion	747,000	687,000
Other current liabilities	2,358,000	2,251,000

Total current liabilities	9,972,000	10,514,000

Long-term debt, less current portion	332,000	317,000
Related party deferred revenues, less current portion	2,884,000	2,875,000
Other non-current liabilities	495,000	437,000

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized and no shares issued and outstanding at June 30, 2006 and December 31, 2005.	—	—
Common stock, $.01 par value, 55,000,000 shares authorized at June 30, 2006 and December 31, 2005 and 13,374,520 and 13,219,053 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively.	134,000	132,000
Additional paid-in capital	171,007,000	170,891,000
Deferred compensation	—	(368,000)
Accumulated other comprehensive income	15,777,000	13,165,000
Accumulated deficit	(168,731,000)	(155,076,000)

Total stockholders’ equity	18,187,000	28,744,000

	$31,870,000	$42,887,000

See accompanying notes.

IDM PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Revenues:
Research grants and contract revenue	$19,000	$—	$68,000	$—
Related party revenue	3,008,000	1,569,000	5,216,000	3,141,000
License fees, milestones and other revenues	9,000	29,000	16,000	29,000

Total revenues	3,036,000	1,598,000	5,300,000	3,170,000

Costs and expenses:
Research and development	6,178,000	4,833,000	11,761,000	9,678,000
Impairment of patents and licenses	353,000	25,000	353,000	295,000
Selling and marketing	79,000	392,000	163,000	650,000
General and administrative	2,462,000	1,413,000	5,254,000	2,896,000

Total costs and expenses	9,072,000	6,663,000	17,531,000	13,519,000

Loss from operations	(6,036,000)	(5,065,000)	(12,231,000)	(10,349,000)

Interest income, net	153,000	156,000	309,000	342,000
Other expenses, net	(16,000)	—	(49,000)	—
Foreign exchange (loss) gain	(1,192,000)	103,000	(1,863,000)	107,000

Loss before income tax benefit	(7,091,000)	(4,806,000)	(13,834,000)	(9,900,000)
Income tax benefit	71,000	137,000	179,000	578,000

Net loss	$(7,020,000)	$(4,669,000)	$(13,655,000)	$(9,322,000)

Weighted average number of shares outstanding	13,373,304	8,378,130	13,331,672	8,378,130
Basic and diluted loss per share	$(0.52)	$(0.56)	$(1.02)	$(1.11)

Comprehensive loss:
Net loss	$(7,020,000)	$(4,669,000)	$(13,655,000)	$(9,322,000)
Other comprehensive (loss) gain	1,659,000	39,000	2,612,000	(3,881,000)

	$(5,361,000)	$(4,630,000)	$(11,043,000)	$(13,203,000)

See accompanying notes.

IDM PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2006	2005
Operating activities
Net loss	$(13,655,000)	$(9,322,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	429,000	14,000
Depreciation and amortization	665,000	926,000
Impairment of patents and licenses	346,000	290,000
Foreign exchange loss	1,267,000	—
Change in operating assets and liabilities:
Related party accounts receivable (Sanofi-Aventis)	(677,000)	(483,000)
Accounts receivable	826,000	—
Prepaid expenses and other current assets	513,000	(394,000)
Research and development tax credit receivable	(175,000)	(621,000)
Other long-term assets	25,000	(27,000)
Accounts payable and accrued liabilities	(118,000)	645,000
Accrued payroll and related expenses	(1,048,000)	(410,000)
Related party deferred revenues (Sanofi-Aventis)	(204,000)	(355,000)
Other liabilities	71,000	653,000

Net cash used in operating activities	(11,735,000)	(9,084,000)

Investing activities
Purchase of property and equipment	(114,000)	(496,000)
Patents, trademarks and other licenses	(172,000)	(99,000)
Net cash paid for acquisition	—	(1,460,000)

Net cash used in investing activities	(286,000)	(2,055,000)

Financing activities
Net proceeds from issuance of common stock	49,000	—

Net cash provided by (used in) financing activities	49,000	—

Effect of exchange rate on cash and cash equivalents	1,211,000	(3,695,000)

Decrease in cash and cash equivalents	(10,761,000)	(14,834,000)
Cash and cash equivalents at beginning of period	26,702,000	41,777,000

Cash and cash equivalents at end of period	$15,941,000	$26,943,000

See accompanying notes.

IDM PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2006
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
The Company’s lead product candidate, Junovan™, has completed a Phase III clinical trial, for the treatment of osteosarcoma, or bone cancer, and is expected to reach market in the United States and Europe in 2007. However, the Company’s ability to achieve this expected timing is subject to risks and uncertainties regarding development, regulatory matters, manufacturing and commercialization, including the possibility that the United States Food and Drug Administration, “the FDA,” or the European Medicines Agency, “the EMEA,” may require the Company to conduct additional clinical trials and the risk that it may not receive necessary approvals from the FDA, the EMEA or similar drug regulatory agencies for the marketing and commercialization of Junovan when expected or at all. IDM also has several products in Phase II/III, II and I/II clinical trials for a variety of cancers including melanoma, bladder, and lung cancers.
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
2. Basis of Presentation
On August 16, 2005, Epimmune Inc., a Nasdaq Global Market listed company, completed a share exchange transaction with the shareholders of Immuno-Designed Molecules, S.A. and related transactions, referred to as the Combination, pursuant to a share exchange agreement, dated March 15, 2005, as amended, referred to as the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, Epimmune issued approximately 10.6 million shares of its common stock, after adjusting for a one-for-seven reverse stock split that it effected on August 15, 2005, referred to as the Reverse Split, in connection with the Share Exchange Agreement, in exchange for all of IDM S.A.’s outstanding common stock, except for shares held in plan d’épargne en action, referred to as the PEA Shares. In connection with the Combination, Epimmune’s outstanding Series S and Series S-1 preferred stock was also exchanged for a total of 278,468 shares of Epimmune’s common stock, after giving effect to the Reverse Split, pursuant to an amended and restated preferred exchange agreement dated April 12, 2005, between Epimmune and G.D. Searle, LLC, an affiliate of Pfizer Inc., the holder of all of the outstanding shares of preferred stock of Epimmune. In connection with the closing of the Combination, Epimmune changed its name from Epimmune Inc. to IDM Pharma, Inc. and changed its ticker symbol on the Nasdaq Global Market to “IDMI,” and IDM S.A. became the Company’s subsidiary.

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
The consolidated financial statements include the accounts of the Company and its subsidiaries: Immuno-Designed Molecules, Inc. in Irvine, California, Immuno-Designed Molecules S.A. in Paris, France and IDM Biotech Ltd. in Montreal, Quebec, Canada. There are currently no operating activities at IDM Biotech Ltd. All intercompany accounts and transactions have been eliminated in the consolidation.
3. Recent Operating Results and Liquidity
We have incurred significant net losses and have generated limited revenues since inception. As of June 30, 2006, our accumulated deficit was $168.7 million and our revenues for the three and six months ended June 30, 2006 were $3.0 million and $5.3 million, respectively. Our historical financial results reflect increasing research and development and general administrative expenses related to the maturation of our product development programs.
We expect our principal sources of revenues to be up-front fees, milestone payments and reimbursements of research and development expenses under our collaboration agreement with Sanofi-Aventis, until such time as we successfully develop one or more products for sale outside this agreement or enter into other collaboration agreements. However, if we do not meet further development milestones with respect to Uvidem, or if Sanofi-Aventis does not elect to develop additional product candidates, we will not receive additional payments under our agreement with Sanofi-Aventis. We expect to receive revenues from sales of our lead product candidate, Junovan, assuming that we receive regulatory approval and choose to market Junovan ourselves. However, we may not receive regulatory approval and, even if we do, any efforts by us or any future partners to commercialize Junovan may not be successful. In keeping with our overall strategy, we are seeking to enter into collaboration agreements for certain products with other strategic partners, which may provide additional sources of revenues, including other milestone payments. However, we cannot be certain that we will enter into such agreements. In addition, the timing of our milestone payments cannot be predicted with certainty, and we may not receive payments if development targets are not achieved. Also, it is unlikely that milestone payments, even if received when expected, would fully cover our total research and development expenses for all of our projects. We will therefore, need to obtain additional funding, which we may seek through collaboration and license agreements, government research grants, and equity or debt financings.
We will continue to incur significant expenses for research and development activities. We intend to take appropriate steps to contain our expenses, including focusing our research and development activities primarily on Junovan and our collaboration with Sanofi-Aventis for Uvidem and put on hold further development of Bexidem and other product candidates until collaborative partners can be found or other funding becomes available.
If we fail to adequately address our liquidity issues, our independent auditors may issue a qualified opinion, to the effect that there is substantial doubt about our ability to continue as a going concern. A qualified opinion could itself have a material adverse effect on our business, financial condition, results of operations and cash flows.
4. Summary of Significant Accounting Policies
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
The U.S. dollar is the functional currency for all of IDM’s businesses except for its subsidiaries in France and Canada, for which the functional currencies are the euro and the Canadian dollar, respectively. Foreign currency-denominated assets and liabilities for these units are translated into U.S. dollars based on exchange rates prevailing at the end of the period, revenues and expenses are translated at average exchange rates prevailing during the corresponding quarter, and shareholders’ equity accounts are translated at historical exchange rates. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of those entities where the functional currency is not the U.S. dollar are included as a component of accumulated other comprehensive income.
The Company funds its operating units through intercompany loans. Among the loans outstanding is a U.S. dollar denominated loan from IDM S.A., a unit which has the Euro as its functional currency, to IDM, Inc., a U.S. affiliate. Prior to the quarter ending December 31, 2005 the company’s intercompany loans were considered to be long term in nature and foreign exchange gains and losses were recognized as a component of Other Comprehensive Loss. Beginning in the fourth quarter of 2005, as a result of planned operational changes, we expect to settle all intercompany loans in the future. As such, the foreign exchange gains and losses associated with this loan were recognized as a component of Foreign Exchange (Loss)/Gain. During the three months and six months ended June 30, 2006 the company recorded foreign exchange losses of $1.2 million and $1.9 million respectively, primarily from the change in the value of the intercompany loans related to the change in the value of the dollar with respect to the Euro.
Gains and losses resulting from foreign currency transactions are reflected in comprehensive net loss. The Company does not undertake hedging transactions to cover its foreign currency exposure.

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
Research and development expenses and related tax credit
Research and development expenses consist primarily of costs associated with the clinical trials of IDM’s products, compensation and other expenses for research and development personnel, supplies and development materials, costs for consultants and related contract research, and facility costs. These costs are expensed as incurred. Research and development expenses include amortization and depreciation of patents and licenses.
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
Patents and licenses
IDM capitalizes the costs incurred to file patent applications when it believes there is a high likelihood that the patent will be issued and there will be future economic benefit associated with the patent. These costs are amortized on a straight-line basis over the estimated economic useful life which is generally ten years from the date the patent is filed and corresponds approximately to the average biotechnology product life. The Company expenses all costs related to abandoned patent applications. In addition, the Company reviews the carrying value of patents for indications of impairment on a periodic basis. If the Company elects to abandon any of its currently issued or unissued patents or it determines that the carrying value is impaired, it values the patent at fair value. The related expense could be material to its results of operations for the period of the abandonment.
Intangible assets also include licenses. Costs associated with licenses acquired in order to be able to use products from third parties prior to receipt of regulatory approval to market IDM’s products are capitalized if (i) the licenses are to be used in the scope of a research and development program in Phase III clinical development at the time the license is acquired, at which stage the absence of toxicity has been assessed and IDM has a reasonable expectation to achieve marketing approval for the program, or (ii) the licenses can be used in other specifically identified research and development programs. Costs of acquisition of licenses are capitalized and amortized on a straight-line basis over the useful life of the license, which IDM considers to begin on the date of acquisition of the license and continue through the end of the estimated term during which the technology is expected to generate substantial revenues. In the case of the licenses or assets acquired from Medarex and Jenner Biotherapies, IDM estimated their useful lives to be ten years from the date of acquisition.
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
Goodwill
In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, IDM annually tests goodwill and other intangible assets for impairment or more frequently if certain indicators are present. This analysis requires the Company first to compare the fair value of a reporting unit with its carrying amount, including goodwill. IDM has determined that it is operating as one reporting unit for purposes of this analysis. If the fair value of the reporting unit on the measurement date is less than the carrying amount, a second step is performed to determine the amount of the impairment loss. This involves comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill. The Company’s annual impairment test was conducted in the period ended December 31, 2005 and the Company’s analysis determined that the fair value of the reporting unit exceeded the carrying amount and thus no goodwill impairment was recognized.
Earnings per share
Earnings per share, referred to as EPS, is computed in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding owned but unvested shares. Diluted EPS reflects the potential dilution of securities that could share in the Company’s earnings, such as common stock equivalents that may be issuable upon exercise of outstanding common stock options or warrants as well as all shares of preferred stock, which may be converted into common stock. Prior to the application of the treasury stock method, common stock equivalents of 1,909,566 and 2,924,865 for the periods ended June 30, 2006 and 2005, respectively, have been excluded from EPS as the effect is antidilutive.
Antidilutive Shares Outstanding

	June 30,
	2006	2005
Options outstanding	1,073,930	608,403
Restricted stock awards	42,141	—
Warrants outstanding	325,056	2,237,862
Reserved pursuant to option liquidity agreements	389,839	—
Reserved pursuant to put/call agreements	78,600	78,600

Total Antidilutive Outstanding Shares	1,909,566	2,924,865

Share-Based Compensation Plans
Overview
Prior to January 1, 2006, the Company accounted for share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. Accordingly, the Company recorded share-based employee compensation expense for options granted under the 1998 IDM Stock Option Plan and the 2000 IDM Stock Option Plan, referred to as the IDM S.A. Plans, during the six months ended June 30, 2005 under APB 25.
In August 2005, in connection with the Combination, the Company assumed the outstanding options under the Epimmune 1989 Stock Plan, outstanding options under the 1997 Stock Plan, the 2000 Stock Plan and the Employee Stock Purchase Plan, and the existing IDM S.A. Plan was closed. For the plans assumed in connection with the Combination, the Company also accounted for share-based employee compensation under APB 25, and, accordingly, did not record any compensation expense.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (revised 2004), Share —Based Payment, SFAS 123(R), using the modified prospective transition method. Under that transition method, compensation expense that the Company recognized for the six months ended June 30, 2006 included: (a) compensation expense for all share-based payments granted prior to the Combination, but not yet vested as of, January 1, 2006, based on their intrinsic value estimated in accordance with the original provisions of APB 25 which corresponds to their original valuation method, (b) compensation expense for all other share-based payments granted or assumed since the Combination, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (c) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated. In March 2005 the SEC issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
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
In August 2005, in connection with the Combination, the 2000 IDM Stock Option Plan was closed and the Company assumed the prior Epimmune stock option plans described below. In accordance with the Share Exchange Agreement, substitute options to acquire 342,336 shares of common stock were granted from the Company’s 2000 Stock Plan to employees of the Company’s U.S. subsidiary, IDM, Inc. In addition, and also in accordance with the Share Exchange Agreement, the Company has reserved 403,984 shares of common stock for issuance in connection with the exercise of outstanding options held by employees of its French subsidiary, IDM S.A.
1989 Stock Plan — In August 2005, the Company assumed the outstanding options granted under the Epimmune 1989 Stock Plan, referred to as the 1989 Plan, under which options may be granted to employees, directors, consultants or advisors. The 1989 Plan provided for the grant of both incentive stock options and non-statutory stock options. The exercise price of an incentive stock option is not less than the fair market value of the common stock on the date of grant. The exercise price of non-statutory options is not less than 85% of the fair market value of the common stock on the date of grant. No options granted under the 1989 Plan have a term in excess of ten years from the date of grant. Shares and options issued under the 1989 Plan vest over varying periods of one to six years. Effective June 9, 2000 with the approval of the Company’s 2000 Stock Plan, the 1989 Plan was discontinued resulting in cancellation of remaining available shares, and any shares granted under the 1989 Plan that in the future are cancelled or expire will not be available for re-grant.
1997 Stock Plan — In August 2005, the Company assumed the outstanding options granted under Epimmune 1997 Stock Plan, referred to as the 1997 Plan, under which options were granted to employees, directors, and consultants of the Company. The 1997 Plan provided for the grant of both incentive stock options and nonstatutory stock options. The exercise price of an incentive stock option was not less than the fair market value of the common stock on the date of grant. The exercise price of nonstatutory options was not less than 85% of the fair market value of the common stock on the date of grant. No options granted under the 1997 Plan have a term in excess of ten years from the date of grant. Options issued under the 1997 Plan vest over varying periods of one to four years. Effective June 9, 2000 with the approval of the Company’s 2000 Stock Plan, the 1997 Plan was discontinued resulting in cancellation of remaining available shares, and any shares granted under the 1997 Plan that in the future are cancelled or expire will not be available for re-grant.
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
There were a total of 2,228,571 shares of common stock authorized by the Company’s shareholders under the 2000 Stock Plan at June 30, 2006. On March 23, 2006, the Company’s Board of Directors approved a 600,000 share increase in the number of shares of common stock available for issuance under the 2000 Stock Plan. The Company’s Board of Directors also approved an increase in the limitation on the total number of shares subject to stock awards under the 2000 Stock Plan that an employee is eligible to be granted during any calendar year from 71,428 to 500,000 shares in order to better reflect the increase in its outstanding capital stock resulting from the Combination. This limitation is referred to as the Section 162(m) Limitation. The Company’s stockholders approved the increase in both the shares reserved and the Section 162(m) Limitation under the 2000 Stock Plan at the Company’s annual meeting of stockholders held on June 14, 2006.
Certain of the Company’s stock options are denominated in currencies other than the U.S. dollar. It is the Company’s policy to convert the exercise prices at the current exchange rate when presenting option exercise information.
Employee Stock Purchase Plan — In August 2005, in connection with the Combination, the Company assumed the Epimmune Employee Stock Purchase Plan, referred to as the Purchase Plan, originally adopted in March 2001, and increased the shares of common stock reserved under the Purchase Plan by 26,428 shares to 69,285 shares. Under the Purchase Plan, employees, at their option, can purchase up to 714 shares of IDM Pharma common stock per offering through payroll deductions at the lower of 85% of the fair market value on the plan offering date or 85% of the fair market value of the common stock at the purchase date. The Company has not yet implemented the Employee Stock Purchase Plan as of June 30, 2006.
In August 2005, in connection with the Combination, the Company established an Employee Stock Purchase Plan for employees located in France, referred to as the French Purchase Plan, and reserved 30,714 shares of common stock for future issuance under the French Purchase Plan. Under the French Purchase Plan, employees, at their option, can purchase up to 714 shares of IDM Pharma common stock per offering through payroll deductions at the lower of 85% of the fair market value on the plan offering date or 85% of the fair market value of the common stock at the purchase date. Due to local regulations governing employee stock purchase plans in France, the Company has not yet implemented the French Purchase Plan as of June 30, 2006, and consequently no shares have been issued out of the reserve pool.

Impact of the Adoption of SFAS 123(R)
The following table summarizes the share-based compensation expense for stock options and restricted stock awards granted under the Company’s equity plans and expense attributable from shares purchased under the Employee Stock Purchase Plan that the Company recorded for continuing operations in accordance with SFAS 123(R) for the three and six months ended June 30, 2006.

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
Research and development	$26,307	$52,575
General and administrative	134,964	374,422
Sales and marketing	501	2,003

Reduction in operating income	$161,772	$429,000

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
Expected Term. The expected term of options granted represents the period of time that they are expected to be outstanding. During its initial period of implementation of SFAS 123(R), the Company has adopted the “simplified method” of determining the expected term for “plain vanilla” options, as allowed under SAB 107. The Company will continue to gather additional information about the exercise behavior of plan participants until December 31, 2007, at which time the Company anticipates it will make adjustments to the expected term of stock options granted to reflect actual exercise experience. The “simplified method” states that the expected term is equal to the sum of the vesting term plus the contract term, divided by 2. “Plain vanilla” options are defined as those granted at-the-money, having service time vesting as a condition to exercise, providing that non-vested options are forfeited upon termination, providing that there is a limited time to exercise the options after termination of service with the Company, usually 90 days, and providing the options are non-transferable and non-hedgeable. Applying this method, the expected term of the Company’s options granted to U.S. employees ranged from six to seven years.
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
The Company used the following assumptions to estimate the fair value of options granted under its option plans for the three and six months ended June 30, 2006:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Average expected term (years)	5.50	5.50 - 7.00
Expected volatility (range)	86%	86% - 95%
Risk-free interest rate	5.03%	4.73% - 5.03%
Expected dividend yield	0%	0%
Stock Option Activity and Share-Based Compensation Expense
A summary of stock option activity under all share-based compensation plans during the six months ended June 30, 2006 is as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	(years)	Value
Options outstanding, December 31, 2005	1,547,790	$14.53
Granted	56,000	$4.66
Exercised	(16,011)	$3.06
Cancelled, forfeited or expired	(124,010)	$12.15

Options outstanding, June 30, 2006	1,463,769	$13.43	6.57	$39,000

Options exercisable, June 30, 2006	817,910	$17.93	4.57	$5,000

The following table is a summary of the options outstanding under all of the Company’s stock option plans as of June 30, 2006:

		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Exercise Price
	Options	Life in	Exercise	Options	of Options
Range of Exercise Prices	Outstanding	Years	Price	Exercisable	Exercisable

3.36 to $4.99	336,284	9.52	$3.42	38,355	$3.36
$5.00 to $9.99	289,844	9.07	5.92	35,306	5.74
$10.00 to $19.99	396,787	2.76	12.32	384,263	12.26
$20.00 to $29.99	429,732	6.22	26.55	348,864	26.16
$30.00 and above	11,122	1.48	44.90	11,122	44.90

Total	1,463,769	6.57	$13.43	817,910	$17.93

The weighted average fair value of options granted during the six months ended June 30, 2006 was $4.66. The aggregate intrinsic value for stock options exercised during the six months ended June 30, 2006 was $42,000.
At June 30, 2006, the Company had 42,141 non-vested restricted stock awards outstanding that had a weighted average fair value of $6.31 as of the grant dates. The aggregate intrinsic value of non-vested restricted stock awards was $0.1 million at June 30, 2006. The Company did not have similar non-vested restricted stock awards outstanding at June 30, 2005.
The Company recorded $0.1 million in share-based compensation expense for stock options and $45,000 in share-based compensation expense for restricted stock awards in continuing operations for the three months ended June 30, 2006, and $0.3 million for stock options and $0.1 million for restricted stock awards for the six months ended June 30, 2006.
As of June 30, 2006, there was $2.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. The weighted average term over which the compensation cost will be recognized is 1.47 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
The Company received $6,000 in cash from option exercises under all share-based payment arrangements for the three months ended June 30, 2006, and $49,000 for the six months ended June 30, 2006. There were no stock option exercises in the comparable period in 2005.
Comparable Disclosures
The Company accounted for share-based employee compensation under SFAS No. 123(R)’s fair value method during the six months ended June 30, 2006. Prior to January 1, 2006 the Company accounted for share-based employee compensation under the provisions of APB 25.
The fair value of the options granted prior to the Company becoming a public reporting entity was estimated at the date of grant using the Minimum Value option model. Under SFAS No. 123, non-public companies were permitted to use the minimum-value method to estimate compensation costs for pro-forma disclosure purposes, which effectively allowed those companies to value employee stock options using an assumed volatility of zero. The minimum-value method is not an acceptable valuation approach under SFAS No.123(R) and the minimum-value disclosures for the three and six-month periods ended June 30, 2005 are no longer provided. The fair value of the options granted after the Company became a public reporting entity was estimated at the date of the grant using the Black-Scholes option pricing model.

5. Business Combination and Name Change
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

The assumptions used to calculate the estimated fair value of the outstanding Epimmune stock options and warrants were as follows: risk-free interest rate of 4%, dividend yield of 0%, stock volatility factor of 94.7%, stock price of $1.33, and a weighted average expected life of 2.9 years.
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
The allocation of the purchase price and the estimated useful lives is as follows:

		Estimated Useful
	Amount	Life
Purchase price allocation:
Net tangible assets (net of liabilities)	$1,607,000	—
Licensing and milestone agreements	1,600,000	5 years
In-process research and development (“IPR&D”)	13,300,000	—
Goodwill	13,267,000	—

Total purchase price	$29,774,000

Epimmune evaluated projects currently under development and determined that $13.3 million was attributable to in-process research and development. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as clarified by FIN No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, an Interpretation of SFAS No. 2, amounts assigned to IPR&D meeting the above-stated criteria are charged to expense as part of the allocation of the purchase price.
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
6. Sale of Infectious Disease Related Assets
Pursuant to an asset purchase agreement, dated November 23, 2005, as amended on December 30, 2005, with Pharmexa Inc., the Company sold specific assets related to its infectious disease programs and certain other assets to Pharmexa for $12.0 million in net cash.
In connection with the asset sale, the Company also entered into two separate, fully paid, perpetual license agreements with Pharmexa, which guarantee the Company continuing rights to use the PADRE(R) and Epitope Identification System (EIS(R)) technologies, included in the assets acquired by Pharmexa, in the cancer field. In addition, the Company entered into a three-year services agreement with Pharmexa, which will provide certain services required for the Company’s ongoing clinical trials of its EP-2101 therapeutic vaccine for non-small cell lung cancer, as well as access to expertise and know how related to epitope identification. The Company received a credit for the first year of the services agreement and recorded prepaid services of $0.9 million at December 31, 2005 in connection with the credit. The transaction included the assumption by Pharmexa of the Company’s lease at its San Diego facility and the transfer of most of its San Diego based employees to Pharmexa. The Company retained all rights to its cancer programs.
The carrying amounts of the assets and liabilities sold in connection with the Pharmexa transaction were as follows:

Amount
Prepaids and other current assets	$214,000
Fixed assets	778,000
Intangible assets	1,627,000
Goodwill	10,455,000
Accrued liabilities	(146,000)

Total carrying value	$12,928,000

Due to the proximity of the sale of the specific assets to the original acquisition date of Epimmune by IDM S.A., the Company did not record a gain on the sale of the net assets, but instead reduced the amount of goodwill originally recorded in connection with the closing of the Combination in August 2005 by $10.5 million.

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

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Revenues	$1,778,000	$3,593,000
Net loss	$(6,605,000)	$(13,841,000)
Net loss per common share — basic and diluted	$(.50)	$(1.05)
7. Research and Development and Other Agreements
Jenner Biotherapies, Inc.
In March 2003, we entered into an asset purchase agreement with Jenner Biotherapies, Inc. (“Jenner”), a biotechnology company devoted to the development of cancer vaccines and macrophage activators. Pursuant to the terms of the agreement, the Company purchased certain of Jenner’s assets, which included our lead product candidate, Junovan, formerly called Mepact. This asset was acquired by issuing IDM S.A. shares. The asset purchase was consummated in April 2003.
In accordance with EITF 96-18 Accounting For Equity Instruments That Are Issued to Other Than Employees For Acquiring, or in conjunction with Selling, Goods or Services, the Junovan license was valued at fair value for an amount of $3.1 million on the date the shares were issued to Jenner by IDM S.A. The fair value of the shares was recorded as common stock and additional paid-in capital, and represented the basis for the total valuation of the license acquired. Total consideration was allocated to the Junovan license based on its estimated fair value at the date of issuance. The fair value estimate was based on estimated future cash flows and an expected rate of success, as determined by management at that time. The fair values allocated to the license amounted to $3.1 million and is included in patents, trademarks and other licenses on the Company’s Condensed Consolidated Balance Sheets.
The Jenner license is being amortized over 10 years, which was management’s estimate of the expected life of future products developed from the use of the license at the time the assets were acquired.
IDM’s direct research and development expenses related to Junovan amounted to approximately $1.9 million and $1.5 million for the first six months of 2006 and 2005, respectively, and approximately $1.1 million and $0.9 million for the three months ended June 30, 2006 and 2005, respectively.

Sanofi-Aventis S.A. (Related Party)
Pursuant to the agreement signed with IDM in July 2001, in December 2001, Sanofi-Aventis exercised its first option on IDM’s ongoing melanoma development program Uvidem. Consequently, the Company received $5.4 million corresponding to: (i) an up-front payment, (ii) a completion of Phase I milestone payment because the program was already in Phase II and (iii) reimbursement of all research and development costs incurred from 1999 through December 2001, which approximated $1.7 million. Repayment received for past R&D expenses incurred by IDM prior to the exercise of an option by Sanofi-Aventis are considered as a complementary up-front fee. Thus, the Company is recognizing these three payments over the remaining program development period, which is estimated to be 9 years. Up-front and milestone revenues recognized were $0.2 million for the three months ended June 30, 2006 and 2005, and $0.3 million and $0.4 million for the six months ended June 30, 2006 and 2005.
In addition, IDM recorded $2.8 million and $1.4 million in revenues from Sanofi-Aventis for reimbursement of current research and development expenses related to the development of Uvidem, for the three months ended June 30, 2006 and 2005, respectively, and $4.9 million and $2.8 million for the six months ended June 30, 2006 and 2005, respectively.
Direct research and development expenses related to Uvidem were approximately $2.0 million and $0.9 million in the three months ended June 30, 2006 and 2005, respectively, and $3.4 million and $1.8 million for the six months ended June 30, 2006 and 2005, respectively.
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
Medarex, Inc. (Related Party)
In 2000, we entered into an agreement with Medarex, Inc. under which we were granted licenses to manufacture and commercialize antibodies developed by Medarex. One such antibody was included in Osidem, a product that we developed for the treatment of ovarian cancer. Direct research and development expenses related to Osidem were negligible in the three months and six months ended June 30, 2006 and 2005.
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

IDM is recognizing half of the up-front payment over the remaining product life, which is estimated to be ten years after initial sales. The other half has been recorded as a long term liability until Junovan receives marketing approval in the United Kingdom and the Republic of Ireland at which time we will begin to recognize it as revenue over the remaining product life.
Up-front and milestone revenues recognized were negligible in the three months and six months ended June 30, 2006.
8. Commitments
Biotecnol S.A.
On March 8, 2001 IDM entered into a Prototype Production Contract with Biotecnol S.A., a Portuguese company to enable IDM to obtain a preliminary process for the production of a certain molecule. The Company has been pursuing development in collaboration with Biotecnol since April 1, 2003, based on a letter of intent executed by IDM and Biotecnol. In December 2003, IDM and Biotecnol entered into a Development and Manufacturing Agreement, which aims to expand upon the Prototype Production Contract. Under the terms of the agreement, for the three months ended June 30, 2006 and 2005, IDM recorded expenses of approximately $0.3 million and $0.2 million, respectively, following the successful completion of studies performed by Biotecnol. For the six months ended June 30, 2006 and 2005, IDM recorded expenses of approximately $0.3 million and $0.3 million, respectively,
Accovion GmbH
On December 28, 2004 IDM entered into an agreement with Accovion Gmbh (ex Covidence), a German Clinical Research Organization, in relation to its Phase II/III clinical trial of Bexidem. This agreement which expires in March 2007 covers patient recruitment and monitoring of clinical centers in several European countries. The Company agreed to pay an estimated total of $1.8 million over the life of the trial and reimburses specific pass-through costs. On December 22, 2005, the Company executed an amendment to the agreement to expand the scope of activities undertaken by Accovion, and agreed to increase the estimated total amount to be paid over the life of the trial to $2.0 million. IDM recorded $0.3 million and $0.4 million of expenses related to Accovion in the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, IDM recorded approximately $0.8 million and $0.6 million of expenses, respectively.
PEA Shares
Certain stockholders of IDM S.A. held their shares in a plan d’épargne en action, referred to as a PEA which is a tax efficient vehicle under French law whereby a holder of securities may receive preferential tax treatment provided the securities are held in a separate account for a certain period of time. In connection with the Combination, all holders of shares held in a PEA have entered into a Put/Call Agreement with the Company. Pursuant to the terms of the Put/Call Agreement, holders of PEA shares will have the right to require the Company to purchase, and the Company will have the right to require such holders to sell, the PEA shares for a period of 30 days after the closing of its first offering of equity securities completed after the Combination with net aggregate proceeds of at least 10 times the U.S. dollar amount payable to the holders of all PEA shares, excluding any issuance of equity securities in a strategic partnering, licensing, merger or acquisition transaction. The aggregate purchase price for PEA shares, payable in cash, will be equal to 78,600 shares multiplied by the price per share of the Company’s common stock sold in the first equity financing, less underwriters’ discounts or commissions. If the first equity financing does not close within two years following the closing of the share exchange, the remaining PEA shares subject to the Put/Call Agreements will be exchanged for 78,600 shares of the Company’s common stock. The Company is accounting for the PEA shares in accordance with the provisions of SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. In the event the financing becomes probable, the Company will be required to reclassify the fair value of the PEA shares from stockholders equity to a liability. Subsequent adjustments to fair value would be recorded in the statement of operations.
9. Recent Accounting Pronouncements
On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company is currently evaluating whether the adoption of Interpretation 48 will have a material effect on our consolidated financial position, results of operations or cash flows.
10. Subsequent Event
On August 10, 2006, Sylvie Grégoire, Pharm. D. was appointed the Executive Chair of the Board of Directors and entered into a consulting agreement with the Company. Dr. Grégoire’s compensation under the terms of the agreement includes both cash compensation and 600,000 nonstatutory stock options that will vest and become exercisable upon the achievement by the Company of defined milestone events. The value of these options will be recognized as an expense over the period in which Dr. Grégoire provides services to the Company, once the achievement of each milestone becomes probable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and our 2005 audited financial statements and notes thereto included in our Form 10-K filed on March 31, 2006.
Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of results that may occur in future periods.
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
Our lead product candidate, Junovan™, formerly called Mepact, activates immune system cells in order to increase their capacity to destroy cancer cells. It is being developed for the treatment of osteosarcoma, a bone cancer that primarily affects adolescents. We received orphan drug status for Junovan in this indication in the United States and the European Union. A Phase III clinical trial based on almost 800 patients was completed to support the development of Junovan. Our second product candidate that destroys cancer cells is Bexidem®, which is in Phase II/III clinical development to treat bladder cancer.
Our second line of product candidates designed to prevent tumor recurrence, includes:
•	two products based on Dendritophages, which are dendritic cells, or specialized immune cells, derived from the patient’s own white blood cells: Uvidem®, in Phase II for the treatment of melanoma, jointly developed with Sanofi-Aventis; and Collidem®, in Phase I/II for the treatment of colorectal cancer; and

•	EP-2101, a synthetic peptide-based vaccine that is being evaluated in a Phase II clinical trial for the treatment of non-small cell lung cancer.
The Company intends to focus its resources on Junovan and on its collaboration with Sanofi-Aventis for Uvidem, and to proceed with further development of Bexidem or our other product candidates when funding for that purpose becomes available.
On August 16, 2005, Epimmune completed a share exchange transaction with the shareholders of Immuno-Designed Molecules, S.A. and related transactions, referred to as the Combination, pursuant to a share exchange agreement, dated March 15, 2005, as amended, referred to as the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, Epimmune issued approximately 10.6 million shares of its common stock, after adjusting for a one-for-seven reverse stock split that it effected on August 15, 2005, referred to as the Reverse Split, in connection with the Share Exchange Agreement, in exchange for all of IDM S.A.’s outstanding common stock, except for shares held in plan d’épargne en action, referred to as the PEA Shares. In connection with the Combination, Epimmune’s outstanding Series S and Series S-1 preferred stock was also exchanged for a total of 278,468 shares of Epimmune’s common stock, after giving effect to the Reverse Split, pursuant to an Amended and Restated Preferred

Exchange Agreement dated April 12, 2005, between Epimmune and G.D. Searle, LLC, an affiliate of Pfizer Inc., the holder of all of the outstanding shares of preferred stock of Epimmune. In connection with the closing of the Combination, Epimmune changed its name from Epimmune Inc. to IDM Pharma, Inc. and changed its ticker symbol on the Nasdaq Global Market to “IDMI,” and IDM S.A. became a subsidiary.
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
We have incurred significant net losses and have generated limited revenues since inception. As of June 30, 2006, our accumulated deficit was $168.7 million and our revenues for the three and six months ended June 30, 2006 were $3.0 million and $5.3 million, respectively. Our historical financial results reflect increasing research and development and general administrative expenses related to the maturation of our product development programs.
Our research and development expenses mainly include costs associated with preclinical development and clinical trials of our product candidates, salaries and other expenses for personnel, laboratory supplies and materials, consulting and contract research costs, facility costs, amortization of intangible assets such as patents and licenses, and depreciation of laboratory and office equipment. From inception through June 30, 2006, we have incurred costs of approximately $141.0 million associated with research and development in all program areas, including patent and license impairment charges, while we have only recorded approximately $30.4 million in research and development revenues, of which $29.1 million has been recorded since 2001. Following our acquisition of Junovan and certain other assets from Jenner Biotherapies in early 2003, our research and development expenses related to Junovan have amounted to approximately $7.3 million, consisting mainly of external consultant fees, manufacturing and personnel related costs. We charge all research and development expenses to operations as they are incurred. Since 2001, our research and development expenses have represented approximately 73% of total operating expenses. We expect our research and development expenses to increase over the next several years, primarily due to costs related to clinical trials and the regulatory approval process.
Clinical development timelines, likelihood of success and total costs vary widely. Our potential product candidates are subject to a lengthy and uncertain regulatory process that may not result in the necessary regulatory approvals, which could adversely affect our ability to commercialize the product candidates. In addition, clinical trials of our potential product candidates may fail to demonstrate safety and/or efficacy, which could prevent or significantly delay regulatory approval. We anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct to each project on an on-going basis in response to the scientific and clinical success of each product candidate. Availability of funding will impact our ability to pursue our research and development projects. We may not be able to obtain additional funding on terms favorable to us or at all. If we are not able to obtain sufficient funding, we will have to delay or discontinue some of our research and development activities.

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
We expect to continue to incur net losses for the next several years while we pursue our strategy of advancing the development of certain products to commercialization, broadening our development pipeline and in-licensing new biological compounds and complementary technologies. The amount of future net losses and the time we will require to reach profitability, if at all, are highly uncertain.
Our historical revenues have principally been derived from up-front fees, milestone payments and reimbursement of expenses under our collaboration agreement with Sanofi-Aventis, as well as from certain government grants. Since these revenues fluctuate significantly, our financial results for any single period may not be directly comparable to those for any other period. In addition, results in any one period may not be an indication of future results.
In addition to the revenues described above, our financial requirements have been met to date through private placements of equity securities. We have received a total of $100.8 million in gross proceeds from private placements of equity securities, including $20.0 million from Sanofi-Aventis in 2002 and $17.8 million from various existing investors in 2004, as well as $6.9 million from Medarex in 2000.
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
Results of Operations for the Three Months Ended June 30, 2006 and 2005
Revenues. We had total revenues of $3.0 million for the three months ended June 30, 2006, compared to total revenues of $1.6 million for the three months ended June 30, 2005.
For the three months ended June 30, 2006, part of our revenues were generated from our research and development activities in France and derived from reimbursement of current and past research and development expenses and up-front fees and milestone payments received from Sanofi-Aventis under the terms of our collaboration agreement, which amounted to $3.0 million. We also received $28,000 from the National Institutes of Health (NIH) research grants, other contract revenues and license fees.
$1.6 million of our revenues for the three months ended June 30, 2005 was derived from our collaboration agreement with Sanofi-Aventis and $29,000 was derived from other contract revenues and license fees.
On December 21, 2001, Sanofi-Aventis exercised its first option to initiate product development on the on-going melanoma development program for Uvidem. Between January and June 2002, Sanofi-Aventis paid us a total of $5.4 million in relation to Uvidem as a combination of up-front fees, milestone payments and reimbursement of expenses we had incurred in prior years while developing Uvidem. The revenue corresponding to these payments is being recognized on a straight-line basis over the estimated nine-year development period for Uvidem. Accordingly, we recognized $0.2 million in the three months ended June 30, 2006 and $0.2 million of the revenues in the three months ended June 30, 2005 from these payments. Additional milestone payments by Sanofi-Aventis under our collaboration agreement are contingent upon the success of several on-going Phase II clinical trials. There can be no assurance that the on-going Phase II clinical trials will be successful and, if they are not successful, we will not receive the related milestone payments.

Approximately $2.8 million and $1.4 million in revenues from Sanofi-Aventis in the three months ended June 30, 2006 and 2005, respectively were for the reimbursement of current expenses related to the development of Uvidem. The increase in revenue was due to the increase in expenses associated with Uvidem clinical trials.
Research and Development Expenses and Impairment of Patents and Licenses. Total research and development expenses and impairment of patents and licenses were $6.5 million and $4.9 million for the three months ended June 30, 2006 and 2005, respectively.
We regularly undertake detailed reviews of our patents and licenses in order to check the development stage and the viability of associated products. When certain product development projects remain at an early stage or are abandoned, we write down in full the remaining value of licenses, patents or trademarks associated with those projects, if they are found to have no alternative future use. We recorded impairment charges of $0.4 million during the three months ended June 30, 2006, compared to a negligible charge for the three months ended June 30, 2005.
Research and development expenses increased to $6.2 million for the three months ended June 30, 2006 from $4.8 million for the three months ended June 30, 2005. This increase was due to higher expenditures for Phase II clinical trials of Uvidem product, expenditures made in connection with preparation for regulatory filing and manufacturing of Junovan as well as continued funding of EP-2101. These expenditures were offset by savings from activities not related to Junovan or Uvidem.
Direct research and development expenses related to our product candidates to destroy residual cancer cells were approximately $1.6 million and $1.8 million for the three months ended June 30, 2006 and 2005, respectively, and $19.3 million for the period from January 1, 2001, the earliest date for which relevant cumulated cost information is available, through June 30, 2006. Direct research and development expenses related to our product candidates to prevent tumor recurrence were approximately $2.7 million and $1.2 million for the three months ended June 30, 2006 and 2005, respectively, and $25.2 million for the period from January 1, 2001, the earliest date for which relevant cumulated cost information is available, through June 30, 2006.
Selling and Marketing Expenses. Selling and marketing expenses were $0.1 million for the three months ended June 30, 2006, compared to $0.4 million for the three months ended June 30, 2005. Lower expenses in 2006 were the result of lower business development activity.
General and Administrative Expenses. General and administrative expenses were $2.5 million and $1.4 million for the three months ended June 30, 2006 and 2005, respectively. The increase in expenses included $0.5 million, corresponding to new expenses associated with being a public company, including board of directors fees, accounting, and legal expenses, as well as $0.2 million resulting from the adoption of SFAS 123(R).
Interest Income. Net interest income was $0.2 million for both the three months ended June 30, 2006 and 2005 as increases in short-term interest rates have offset lower short-term investment balances.
Foreign Exchange Gain or Loss.The Company has an intercompany loan between its subsidiary in France and its subsidiary in the United States. Prior to the quarter ending December 31, 2005 this loan was considered to be long term, and all related foreign exchange gains or losses were recognized as a component of other comprehensive loss and excluded from earnings. Beginning in the quarter ending December 31, 2005, as a result of planned operational changes, we expect to settle this intercompany loan in the future. As a result, this loan was revalued each quarter based on changes in the value of the dollar versus the euro and all related changes were recognized in earnings. For the three months ended June 30, 2006 and 2005 the company recorded foreign exchange loss of $1.2 million primarily the result of the revaluation of this intercompany loan and gain of $0.1 million, respectively.

Income Tax Benefit. We recorded a research tax credit for research and development expenses in France in the amount of $0.1 million for both the three months ended June 30, 2006 and the three months ended June 30, 2005.
As of June 30, 2006, we had research and development tax credits receivable of $1.9 million, which represents an account receivable corresponding to our accumulated income tax benefit from the French government of which $0.6 million is recoverable during the next twelve months.
Net Loss. Our net loss increased to $7.0 million for the three months ended June 30, 2006, compared to $4.7 million for the three months ended June 30, 2005, primarily as a result of higher expenses in 2006 and the foreign exchange loss reported in 2006.
Results of Operations for the Six Months Ended June 30, 2006 and 2005
Revenues. We had total revenues of $5.3 million for the six months ended June 30, 2006, compared to total revenues of $3.2 million for the six months ended June 30, 2005.
For the six months ended June 30, 2006, part of our revenues were generated from our research and development activities in France and derived from reimbursement of current and past research and development expenses and up-front fees and milestone payments received from Sanofi-Aventis under the terms of our collaboration agreement, which amounted to $5.2 million. We also received $84,000 from the National Institutes of Health (NIH) research grants, other contract revenues and license fees.
$3.1 million of our revenues for the six months ended June 30, 2005 was derived from our collaboration agreement with Sanofi-Aventis and $29,000 was derived from other contract revenues and license fees.
On December 21, 2001, Sanofi-Aventis exercised its first option to initiate product development on the on-going melanoma development program for Uvidem. Between January and June 2002, Sanofi-Aventis paid us a total of $5.4 million in relation to Uvidem as a combination of up-front fees, milestone payments and reimbursement of expenses we had incurred in prior years while developing Uvidem. The revenue corresponding to these payments is being recognized on a straight-line basis over the estimated nine-year development period for Uvidem. Accordingly, we recognized $0.3 million in the six months ended June 30, 2006 and $0.3 million in revenues in the six months ended June 30, 2005 from these payments. Additional milestone payments by Sanofi-Aventis under our collaboration agreement are contingent upon the success of several on-going Phase II clinical trials. There can be no assurance that the on-going Phase II clinical trials will be successful and, if they are not successful, we will not receive the related milestone payments.
We recorded $4.9 million and $2.8 million in revenues from Sanofi-Aventis in the six months ended June 30, 2006 and 2005, respectively for reimbursement of current expenses related to the development of Uvidem. The increase in revenue was due to the increase in Uvidem expenses associated with Uvidem clinical trials in the 2006 period.
Research and Development Expenses and Impairment of Patents and Licenses. Total research and development expenses and impairment of patents and licenses were $12.1 million and $10.0 million for the six months ended June 30, 2006 and 2005, respectively.
We regularly undertake detailed reviews of our patents and licenses in order to check the development stage and the viability of associated products. When certain product development projects remain at an early stage or are abandoned, we write down in full the remaining value of licenses, patents or trademarks associated with those projects, if they are found to have no alternative future use. We recorded $0.4 million and $0.3 million in impairment charges during the six months ended June 30, 2006 and 2005.

Research and development expenses increased to $11.8 million for the six months ended June 30, 2006 from $9.7 million for the six months ended June 30, 2005. This increase was due to higher expenditures for Phase II clinical trials of the Uvidem product, expenditures made in connection with preparation for regulatory filing and manufacturing of Junovan as well as continued funding of EP-2101. These expenditures were offset by savings from activities not related to Junovan or Uvidem.
Direct research and development expenses related to our product candidates to destroy residual cancer cells were approximately $3.4 million and $3.3 million for the six months ended June 30, 2006 and 2005, respectively, and $19.3 million for the period from January 1, 2001, the earliest date for which relevant cumulated cost information is available, through June 30, 2006. Direct research and development expenses related to our product candidates to prevent tumor recurrence were approximately $4.7 million and $2.4 million for the six months ended June 30, 2006 and 2005, respectively, and $25.2 million for the period from January 1, 2001, the earliest date for which relevant cumulated cost information is available, through June 30, 2006.
Selling and Marketing Expenses. Selling and marketing expenses were $0.2 million for the six months ended June 30, 2006, compared to $0.7 million for the six months ended June 30, 2005. Lower business development activity in 2006 resulted in lower selling and marketing expenses.
General and Administrative Expenses. General and administrative expenses were $5.3 million and $2.9 million for the six months ended June 30, 2006 and 2005, respectively. The increase in expenses included $0.6 million, corresponding to new expenses associated with being a public company, including board of directors fees, accounting, and legal expenses, $0.3 million associated with transitional accounting services, and $0.6 million of increased compensation, as well as $0.4 million resulting from the adoption of SFAS 123(R).
Interest Income. Net interest income was $0.3 million for the six months ended June 30, 2006 and 2005.
Foreign Exchange Gain or Loss. The Company has an intercompany loan between its subsidiary in France and its subsidiary in the United States. Prior to the quarter ending December 31, 2005 this loan was considered to be long term, and all related foreign exchange gains or losses were recognized as a component of other comprehensive loss and excluded from earnings. Beginning in the quarter ending December 31, 2005, as a result of planned operational changes, we expect to settle this intercompany loan in the future. As a result, this loan was revalued each quarter based on changes in the value of the dollar versus the euro and all related changes were recognized in earnings. For the six months ended June 30, 2006 and 2005 the company recorded foreign exchange loss of $1.9 million primarily the result of the revaluation of this intercompany loan and gain of $0.1 million, respectively.
Income Tax Benefit. We recorded a research tax credit for research and development expenses in France in the amount of $0.2 million for the six months ended June 30, 2006 compared to $0.6 million in the six months ended June 30, 2005. Excluding a $0.4 million adjustment made in 2005, as a result of a change in tax law, to recognize additional tax credits attributable to the year ended December 31, 2004, tax credit for both quarters is the same.
As of June 30, 2006, we had research and development tax credits receivable of $1.9 million, which represents an account receivable corresponding to our accumulated income tax benefit from the French government of which $0.6 million is recoverable during the next twelve months.
Net Loss. Our net loss increased to $13.7 million for the six months ended June 30, 2006, compared to $9.3 million for the six months ended June 30, 2005, as a result of the factors described above.
Liquidity and Capital Resources
As of June 30, 2006, our cash and cash equivalents totaled $15.9 million, compared to $26.7 million as of December 31, 2005. Cash and cash equivalents include principally cash, money-market funds and certificates of deposit with maturity of 90 days or less and are denominated in both euros and U.S. dollars.

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
Net cash used in operating activities increased to $11.7 million for the six months ended June 30, 2006, compared to $9.1 million for the six months ended June 30, 2005. This increase in cash used by operating activities was primarily the result of increases in research and development and general and administrative expenses of $2.1 million and $2.4 million, respectively, described above, and the payment of $1.1 million of accrued payroll primarily related to the Combination.
Net cash used in investing activities decreased to $0.3 million during the six months ended June 30, 2006, compared to $2.1 million for the six months ended June 30, 2005. The $2.1 million of cash used in investing activities in 2005 included $1.5 million of costs incurred in anticipation of the Combination. These costs included legal, investment banking and accounting fees. Excluding the costs of the Combination, cash utilized in investing activities was comparable in both periods reported.
As of June 30, 2006, our current liabilities amounted to $10.0 million. Our current liabilities included $5.1 million in accounts payable to suppliers, $0.7 million in the current portion of deferred revenues from the collaboration agreements with Sanofi-Aventis and Cambridge Laboratories, which are recognized as revenue on a straight-line basis over the remaining term of each agreement, $1.8 million in accrued compensation for employees and $2.4 million in accrued taxes including value-added tax and advances on grants. Our long-term liabilities as of June 30, 2006 were composed primarily of $2.9 million in deferred revenues from Sanofi-Aventis and Cambridge Laboratories, an interest-free loan of $0.3 million from the French government that provides support to French companies for research and development, and $0.3 million corresponding to half of the up-front payment received from Cambridge Laboratories for Junovan marketing rights in the United Kingdom and the Republic of Ireland that is recorded as a long term liability until Junovan receives marketing approval in these countries. We must repay the principal amount of the French government loan in installments of $0.1 million in 2008 and $0.2 million in 2010.
Our financial requirements to date have been met primarily through private placements of equity securities, payments received under our agreement with Sanofi-Aventis and our agreement with Medarex, together with grants received from governmental agencies. We have received a total of $100.8 million in gross proceeds from private placements of equity securities since our inception, including: in 1996, $4.1 million, including $0.4 million from the conversion of convertible bonds; in 1998, $21.1 million, including $3.3 million from the conversion of convertible bonds; in 2000, $36.8 million; in 2002, $19.5 million; and in 2004, $17.8 million.
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
We will need to obtain additional funding, which we may seek through collaboration and license agreements, government research grants, and equity or debt financings. Additional funding may not be available on terms acceptable to us, or at all. Raising capital through a licensing arrangement or another transaction involving our intellectual property could require us to relinquish valuable intellectual property rights and thereby sacrifice long term value for short term liquidity. Additional equity financing may cause our existing stockholders to experience substantial dilution and negatively affect our stock price. We do not have committed sources of additional funding and may not be able to obtain additional funding, particularly if volatile conditions in the market for biotechnology company stocks persists. If we are unable to obtain additional funding, we may be required to delay, further reduce the scope of or discontinue one or more of our research and development projects, sell the Company or certain of its assets or technologies, or dissolve and liquidate its assets.
We will continue to incur significant expenses for research and development activities. We intend to take appropriate steps to contain our expenses, including focusing our research and development activities primarily on Junovan and our collaboration with Sanofi-Aventis for Uvidem and put on hold further development of Bexidem and other product candidates until collaborative partners can be found or other funding becomes available.
If we fail to adequately address our liquidity issues, our independent auditors may issue a qualified opinion, to the effect that there is substantial doubt about our ability to continue as a going concern. A qualified opinion could itself have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our capital expenditures include purchase of property and equipment, including research and development laboratory equipment and product manufacturing facilities. Capital expenditures also include purchase of intangible assets, including payment of patent development costs, acquisition of third party licenses and patents, such as from Medarex and Jenner Biotherapies, and acquisition of other intangibles. Capital expenditures amounted to $0.3 million and $0.6 million for the six months ended June 30, 2006 and 2005.
Our major outstanding contractual obligations relate to our long-term debt, operating lease obligations, and obligations under a number of our collaboration, licensing and consulting agreements. At June 30, 2006, we had $33,000 of outstanding capital lease obligations.
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

We believe that our existing cash resources are sufficient to meet our cash requirements, based on our current development and operating plan, through approximately the third quarter of 2007. Our future capital requirements, the timing and amount of expenditures and the adequacy of available capital will depend upon a number of factors. These factors include the scope and progress of our research and development programs, our ability to sign new collaboration agreements and maintain our current collaboration agreement with Sanofi-Aventis and whether Sanofi-Aventis elects to develop additional product candidates, our progress in developing and commercializing new products resulting from our development programs and collaborations including the achievement of milestones, the cost of launching, marketing and sales of products if we choose to commercialize products ourselves, our plans to expand or construct manufacturing or other facilities, technological developments, our preparation and filing of patent applications, our securing and maintaining patents and other intellectual property rights and our dealings with the regulatory process. See the section entitled “Trends” below.
Off-Balance Sheet Arrangements
As of June 30, 2006, we were not a party to any transactions, agreements or contractual arrangements to which an entity that is not consolidated with IDM was a party, under which we had:
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
We expect our quarterly research and development expenses to begin to decrease in the second half of 2006 as a result of our focus on a smaller number of later stage programs and the sale of our infectious disease programs. However, due to the maturation of the development stage for certain of our products, we expect our expenses associated with them to increase because clinical trial expenses increase significantly when moving from Phase I to Phase II and from Phase II to Phase III. As products successfully mature, we also expect to pay filing fees in connection with the regulatory submission process and incur expenses related to the maintenance and potential expansion of our product manufacturing facilities. Our strategy is to pursue the development of certain of our existing products on our own until commercialization, including completion of Phase II and III clinical trials, and to prioritize expenditures on our portfolio of products in development in order to maintain research and development expenses in line with available financial resources. We intend to take appropriate steps to contain our expenses, including focusing our research and development activities primarily on Junovan and our collaboration with Sanofi-Aventis for Uvidem and put on hold further development of Bexidem and other product candidates until collaborative partners can be found or other funding becomes available.

If we succeed in gaining regulatory approval for Junovan and proceed with commercialization of Junovan ourselves, we expect our selling and marketing expenses to increase correspondingly with our activities to commercialize Junovan. In addition, we would expect to incur significant costs related to manufacturing Junovan, which would be recorded as cost of goods sold. Furthermore, we would expect to owe milestone payments upon final completion of Phase III trials and submission of a new drug application or NDA for Junovan, as well as royalties in the event of its commercialization, under a licensing agreement with Novartis AG. However, our obligations to make milestone and royalty payments are subject to the profitability of the Junovan product line.
We expect our general and administrative expenses to be higher in 2006 compared to 2005 levels because of the additional costs we continue to incur in connection with operating as a public company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At June 30, 2006, our investment portfolio included cash, money market accounts and fixed-income securities. We are exposed to limited market risk through our investment of cash in money market accounts and high grade securities, generally with maturities of less than three months. The securities contained in our cash and cash equivalents are typically debt instruments purchased at inception and held until maturity. Due to their very short-term nature, such securities are subject to minimal interest rate risk. We currently do not hedge interest rate exposure, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income. We also do not hedge currency exchange rate exposure.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2006, the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the evaluation date.
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
While we are in the process of implementing corrective actions as further discussed below, as of June 30, 2006, there continues to be deficiencies relating to monitoring and oversight of the work performed by our accounting personnel, and of the work performed by accounting consultants working on our behalf, to assure that transactions receive adequate review by accounting personnel with sufficient technical accounting expertise. We also noted a lack of sufficiently skilled personnel within our accounting and financial reporting functions to ensure that all transactions are accounted for in accordance with U.S. generally accepted accounting principles, and deficiencies in our controls over certain non-routine, complex transactions such as the Combination and the sale of our infectious disease assets in 2005. These deficiencies resulted in errors in the preparation and review of financial statements and related disclosures, and resulted in adjustments to our audited, consolidated financial statements for the year ended December 31, 2005. The impact of these adjustments did not require the restatement of any of our financial statements.

Based on findings of material weaknesses in our internal control over financial reporting as described above, we have taken steps to strengthen our internal control over our financial statement closing, consolidation and reporting process, and our processes for accounting for non-routine, complex transactions such as acquisitions. However, the conclusions of management as of June 30, 2006, that material weaknesses in our internal control over financial reporting process continue to exist, indicates that we need to take additional steps to remediate these situations. We intend to address the remaining actions required to remediate our existing weaknesses as part of our ongoing efforts to improve our control environment. As discussed below, we have been and continue to be engaged in efforts to improve our internal control over financial reporting. Measures we have taken or are taking to remediate our identified material weaknesses include:
•	Consolidate operating and financial reporting locations and structure;

•	Implement additional review and approval procedures over accruals;

•	Formalize process and documentation related to financial statement close and consolidation review, including face-to-face meeting of all members of our financial staff involved in preparation of financial statements and a review of those financial statements by the entire staff as a group;

•	Formalize and enhance documentation, oversight and review procedures related to accounting records of our foreign subsidiary to ensure compliance with U.S. generally accepted accounting principles;

•	Review and make appropriate staffing adjustments at all company locations to enhance accounting expertise;

•	Revise and enhance the review process for unusual and acquisition related transactions;

•	Supplement internal staff expertise by consulting with independent, third-party experts regarding accounting treatment of unusual or non-routine transactions, and the impact of the adoption of new accounting pronouncements, when and if necessary;

•	Supplement our accounting and financial staff to improve the breadth and depth of experience; and

•	Improve training for, and integration and communication among, accounting and financial staff.
(b) Changes in Internal Control Over Financial Reporting
Our principal executive officer and principal financial officer also evaluated whether any change in our internal control over financial reporting, as such term is defined under Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, occurred during our most recent fiscal quarter covered by this report that has materially affected, or is likely to materially affect, our internal control over financial reporting. Based on their evaluation, our principal executive officer and principal financial officer concluded that there has been no change in our internal control over financial reporting during our most recent fiscal quarter covered by this report that has materially affected, or is likely to materially affect, our internal control over financial reporting. We are in the process of reviewing our control procedures in connection with account consolidation in order to determine additional steps necessary to strengthen our consolidation process.

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
The results of a Phase III clinical trial for our lead product candidate, Junovan, for the treatment of osteosarcoma have been analyzed and were submitted to the FDA in 2004. This trial was conducted by Children’s Oncology Group under an IND held by the National Cancer Institute, prior to the purchase of Junovan from Jenner Biotherapies, Inc. in 2003. We have been in discussion with the FDA, including pre-NDA meetings with the CDER’s Office of Oncology Drug Products in 2006, regarding the filing requirements and the most expedient pathway for potential approval of Junovan. We may request fast track designation and, possibly, accelerated approval for Junovan. The FDA may not agree to grant fast track designation should we seek such designation, which may delay the approval process in the United States. We have also completed a Protocol Assistance Request Process and a pre-submission meeting with the EMEA, on the most expedient pathway for potential approval of Junovan in the European Union. Regulatory authorities in the United States and the European Union may not consider preclinical and early clinical development work conducted by Ciba-Geigy and efficacy data from the Phase III trial conducted by Children’s Oncology Group as adequate for its assessment of Junovan and may require us to conduct additional pre-clinical or clinical studies. We may not receive necessary approvals from the FDA, the EMEA or similar drug regulatory agencies for the marketing and commercialization of Junovan when expected or at all. Even assuming we receive regulatory approval for Junovan, we do not expect regulatory approval to occur before the second half of 2007.
Third-party suppliers have initiated manufacturing of Junovan components for us based on the specifications and processes established during the Phase III trial. We have produced Junovan materials that meet the prior specifications for the product used in clinical trials. A proposed protocol for demonstration of comparability has been reviewed by the FDA. We have initiated comparability studies with the new materials so that the data generated under prior preclinical and clinical trials can be used to support regulatory approval. If we fail to consistently demonstrate, through extensive analytical testing and appropriate preclinical studies, that the new Junovan materials produced by subcontractors are comparable to the materials used in the Phase III clinical trial and comply with the current Good Manufacturing Practice Regulations promulgated by the FDA, or cGMP, requirement for drug products, additional preclinical or clinical studies may also be required by the regulatory agencies in order to complete comparability analysis, thus delaying the filing plan and approval timing in the intended geographies.
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
In particular, we may face competition from new treatment or new investigational approaches with existing therapies. Junovan has received orphan drug designation in the United States and in Europe, which will provide us with a seven-year period of exclusive marketing in the United States commencing on the date of FDA approval and a 10-year period of exclusive marketing in Europe commencing on the date of EMEA approval. This will apply only to osteosarcoma, the indication for which Junovan has been designated as an orphan product. However, we may lose this marketing exclusivity should a new treatment be developed which is proven to be more effective than Junovan. In addition, although our patents protected the liposomal formulation of Junovan until 2005 in Europe and protect the same until 2007 in the United States, with a possible extension until 2012 in the United States, certain other patents covering the active ingredient in Junovan expired at the end of 2003. As a result, if a competitor develops a new formulation for Junovan, we may face generic competition following the expiration of market exclusivity under the orphan drug designation, which we expect to occur in 2014 with respect to the United States and 2017 with respect to Europe. If we are not able to commercialize Junovan successfully, we may not bring to market our other product candidates for several years, if ever, and our prospects will be harmed as a result.
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
Our product candidates other than Junovan are at early stages of development, and we may fail to develop and successfully commercialize safe and effective treatments based on these products or other technology. For each product candidate, we must demonstrate safety and efficacy in humans through extensive clinical testing, which is very expensive, can take many years and has an uncertain outcome. We may experience numerous unforeseen events during or as a result of the testing process that could delay or prevent testing or commercialization of our products, including:
•	the results of preclinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;

•	after reviewing test results, we may abandon projects that we might previously have believed to be promising;

•	after reviewing test results, our collaborators may abandon projects that we might believe are still promising and we would either have to bear the operating expenses and capital requirements of continued development of our therapeutic cancer vaccines or abandon the projects outright;

•	we, our collaborators or government regulators may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks;

•	clinical trials may be delayed as a result of difficulties in identifying and enrolling patients who meet trial eligibility criteria;

•	safety and efficacy results attained in early human clinical trials may not be indicative of results that are obtained in later clinical trials;

•	the effects of our immunotherapeutic product candidates may not be the desired effects or may include undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use, if ever approved;

•	the effects of our product candidates on patients may not have the desired effects or may include undesirable side effects or other characteristics that may delay or preclude regulatory approval or limit their commercial use, if approved.
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
The principal source of revenues and cash receipts for us is the July 2001 collaboration agreement between our subsidiary, IDM S.A., and Sanofi-Aventis. For the six months ended June 30, 2006 and 2005, on a consolidated basis, Sanofi-Aventis represented approximately 98% and 99%, respectively, of our revenue. As of July 2006, Sanofi-Aventis has the option to jointly develop and commercialize up to 10 of our therapeutic products derived from the patient’s own white blood cells, referred to as cell drugs, over a five-year period. To date Sanofi-Aventis has exercised an option for one product candidate, Uvidem. Under the collaboration agreement, Sanofi-Aventis has no obligation to participate in the development of additional cell drugs. If we are not successful in developing commercially viable product candidates, Sanofi-Aventis may not elect to exercise additional options. If we fail to meet further milestones in the clinical development of Uvidem, Sanofi-Aventis will have no further milestone obligations with respect to Uvidem. Additionally, Sanofi-Aventis may terminate its participation in any given development program at any time without penalty and without affecting its unexercised options for other product candidates. If Sanofi-Aventis does not exercise additional options, or if we are not successful in achieving additional development milestones for Uvidem, we will not receive additional payments from Sanofi-Aventis and our prospects, revenues and operating cash flows will be significantly and negatively affected.
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
We have experienced significant operating losses since our inception. Our cumulative net loss was $168.7 million as of June 30, 2006. It is likely that we will continue to incur substantial net operating losses for the foreseeable future, which may adversely affect our ability to continue operations. We have not generated revenues from the commercialization of any product. All of our revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants, certain asset divestitures and interest income. Substantially all of our revenues for the foreseeable future are expected to result from similar sources. To achieve profitable operations, we, alone or with collaborators, must successfully identify, develop, register and market proprietary products. We do not expect to generate revenues from the commercialization of any product until 2007 at the earliest, assuming that one or more regulatory agencies approve Junovan’s commercialization, which may not occur when expected or at all. We may not be able to generate sufficient product revenue to become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or yearly basis.
*Our substantial additional capital requirements and potentially limited access to financing may harm our ability to develop products and fund our operations.
We will continue to spend substantial amounts on research and development, including amounts spent for manufacturing clinical supplies, conducting clinical trials for our product candidates, advancing development of certain sponsored and partnered programs and the commercialization of Junovan once it has received regulatory approval. While we intend to take appropriate steps aimed to contain such expenses, we cannot be certain that we will succeed in such efforts and we will nonetheless need to raise additional funding. We do not have committed external sources of funding and may not be able to obtain any additional funding, especially if volatile market conditions persist for biotechnology companies. If we are unable to obtain additional funding, we may be required to delay, reduce the scope of or eliminate one or more of our research and development projects, sell certain of our assets (including one or more of our drug programs or technologies), sell our company, or dissolve and liquidate all of our assets. Our future operational and capital requirements will depend on many factors, including:
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
If we fail to adequately address our liquidity concerns, then our independent auditors may issue a qualified opinion, to the effect that there is substantial doubt about our ability to continue as a going concern. A qualified opinion could itself have a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, our failure to raise adequate capital would have a material adverse effect on our business, financial condition, results of operations and cash flows, and could cause us to discontinue operations or declare bankruptcy.
*If we lose our key scientific and management personnel or are unable to attract and retain qualified personnel, it could delay or hurt our research and product development efforts.
We are dependent on the principal members of our scientific and management staff, including Dr. Jean-Loup Romet-Lemonne, Chief Executive Officer, Dr. Bonnie Mills, Vice President, Clinical Operations and General Manager, U.S., and Mr. Hervé Duchesne de Lamotte, Acting Principal Financial and Accounting Officer and General Manager and Vice President Finance, Europe. We have previously entered into employment contracts with the aforementioned scientific and management staff which we believe provide them incentives to remain as employees with us, although there can be no assurance they will do so. We currently do not have a Chief Financial Officer and Mr. Hervé Duchesne de Lamotte is serving as our principal financial and accounting officer on an interim basis until we hire a Chief Financial Officer. We are currently engaged in a search for a new Chief Financial Officer. We do not maintain key person life insurance on the life of any employee. Our ability to develop immunotherapeutic products and vaccines and achieve our other business objectives also depend in part on the continued service of our key scientific and management personnel and our ability to identify, hire and retain additional qualified personnel. We do not have employment agreements with our non-management scientific personnel. There is intense competition for qualified personnel in chemistry, biochemistry, molecular biology, immunology and other areas of our proposed activities, and we may not be able to continue to attract and retain such personnel necessary for the development of our business. Because of the intense competition for qualified personnel among technology-based businesses, particularly in the Southern California area, we may not be successful in adding technical personnel as needed to meet the staffing requirements of additional collaborative relationships. Our failure to attract and retain key personnel could delay or be significantly detrimental to our product development programs and could cause our stock price to decline.

*Unexpected or undesirable side effects or other characteristics of our products and technology may delay or otherwise hurt the development of our drug candidates, or may expose us to significant liability that could cause us to incur significant costs.
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
Our business will expose us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. While we currently have product liability insurance for our clinical trials, we cannot be sure that we will be able to maintain such insurance on acceptable terms or obtain acceptable insurance as we progress through product development and commercialization, or that our insurance will provide adequate coverage against potential liabilities, either in human clinical trials or following commercialization of any products we may develop.
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
*If we cannot enter into and maintain strategic collaborations on acceptable terms in the future, we may not be able to develop products in markets where it would be too costly or complex to do so on our own.
We will need to enter into and maintain collaborative arrangements with pharmaceutical and biotechnology companies or other strategic partners both for development and for commercialization of potential products in markets where it would be too costly or complex to do so on our own. Currently, our most significant collaboration is with Sanofi-Aventis. If we are not able to maintain our existing strategic collaborations and enter into new collaborations on acceptable terms, we may be forced to abandon development and commercialization of some product candidates and our business will be harmed.
*If our collaboration or license arrangements are unsuccessful, our revenues and product development may be limited.
Collaborations and license arrangements generally pose the following risks:
•	collaborations and licensee arrangements may be terminated, in which case we will experience increased operating expenses and capital requirements if we elect to pursue further development of the product candidate;

•	collaborators and licensees may delay clinical trials and prolong clinical development, underfund a clinical trial program, stop a clinical trial or abandon a product candidate;

•	expected revenue might not be generated because milestones may not be achieved and product candidates may not be developed;

•	collaborators and licensees could independently develop, or develop with third parties, products that could compete with our future products;

•	the terms of our contracts with current or future collaborators and licensees may not be favorable to us in the future;

•	a collaborator or licensee with marketing and distribution rights to one or more of our products may not commit enough resources to the marketing and distribution of our products, limiting our potential revenues from the commercialization of a product; and

•	disputes may arise delaying or terminating the research, development or commercialization of our product candidates, or result in significant and costly litigation or arbitration.

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
*Our supplies of certain materials necessary to our business may be limited and key raw materials of desired quantity and quality may be difficult to obtain.
We have entered into several arrangements for the supply of various materials, chemical compounds, antibodies and antigens that are necessary to manufacture our product candidates.
Currently IDM has contracts with two third-party suppliers for the manufacture of the active ingredient (MTP-PE) and final product for Junovan. We have another agreement with a third supplier for performing the key tests necessary for the release of Junovan. We have not identified other vendors that might provide these products and services should the ability of our current contractors to manufacture and test MTP-PE and/or Junovan be impaired. Delays or impairment of our ability to continue manufacturing or testing could be caused by physical damage or impairment of our supplier facilities, departure of key staff, failure to renew manufacturing agreements with them or other unforeseen circumstances. Such impairment could significantly impact our ability to commercialize Junovan should we receive regulatory approval to do so. Even if we were able to identify potential alternative suppliers, it would take a significant amount of time and resources to initiate and validate all of the required processes and activities to bring the new supplier on-line, resulting in interruptions in the availability of Junovan.
We also rely on external suppliers for the production of IL-13, which is used in the manufacturing of our Dendritophage product candidates. We believe that we currently possess enough IL-13 for our short- to medium-term needs. However, once our Dendritophage product candidates enter into Phase III clinical trials, we will require a supply of IL-13 that conforms to GMP. In 2003, we entered into an IL-13 Development and Manufacturing Agreement with Biotecnol aimed at developing a GMP compliant IL-13 manufacturing process. Under the agreement, Biotecnol has agreed to complete development of GMP IL-13 according to a program of GMP manufacturing, control, testing and release, as defined with advice from Sanofi-Aventis, and we have agreed to provide financial support payable upon the occurrence of certain milestone events and based on the decisions of the parties to continue development. Once development of the IL-13 production process is completed, Biotecnol will oversee the ongoing management of the outsourcing of manufacturing and release of the finished product for a renewable five-year period beginning with the release of the first finished product batch. Either party may terminate the IL-13 Development and Manufacturing Agreement on the basis of a recommendation from a joint management committee if certain program specifications and targets are not met and/or before manufacturing of the first product batch is initiated. We are also entitled to terminate the IL-13 Development and Manufacturing Agreement at any time during the manufacturing period if the finished product stability does not reach two years. Biotecnol is entitled to terminate the process performance at any time by providing 18 months’ prior notice. In addition, either we or Biotecnol may terminate the agreement with immediate effect upon written notice on or at any time after the occurrence of certain events, such as breach of contract or liquidation. There are no assurances that Biotecnol will successfully manufacture GMP IL-13, or that it will be able to produce sufficient quantities of GMP IL-13 if it is successful. Without a sufficient supply of GMP IL-13, we would not be able to conduct Phase III clinical trials of our Dendritophage product candidates.
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
*If we and/or our collaborators cannot cost-effectively manufacture our immunotherapeutic product candidates in commercial quantities or for clinical trials in compliance with regulatory requirements, we and/or our collaborators may not be able to successfully commercialize the products.
We have not commercialized any products, and we do not have the experience, resources or facilities to manufacture therapeutic vaccines and other products on a commercial scale. We will not be able to commercialize any products and earn product revenues unless we or our collaborators demonstrate the ability to manufacture commercial quantities in accordance with regulatory requirements. Among the other requirements for regulatory approval is the requirement that prospective manufacturers conform to the GMP requirements of the respective regulatory agencies. In complying with GMP requirements, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements.
We are currently dependent on third parties for the production and testing of our lead product candidate, Junovan and Junovan components. We may not be able to enter into future subcontracting agreements for the commercial supply of Junovan or certain of our other products, or to do so on terms that are acceptable to us. If we are unable to enter into acceptable subcontracting agreements, we will not be able to successfully commercialize Junovan or any of our other products. In addition, reliance on third-party manufacturers poses additional risks which we would not face if we produced our products ourselves, including:
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
We prepare our Cell Drugs in our own facilities for purposes of our research and development programs, preclinical testing and clinical trials. We currently have one clinical scale facility for Cell Drug manufacturing in Paris, France and a second one in Irvine, California that produce investigational drugs for a limited number of patients in our clinical trials. We expect to construct commercial scale manufacturing plants in Europe and the United States in the future, but we may not be able to successfully carry out such construction. As a result, we may not be able to manufacture our Cell Drugs on acceptable economic terms or on a sufficient scale for our needs.
We cannot be sure that we can manufacture, either on our own or through contracts with outside parties, our immunotherapeutic product candidates at a cost or in quantities that are commercially viable.
*We are subject to extensive and uncertain government regulation and we may not be able to obtain necessary regulatory approvals.
To date, none of our potential products have been approved for marketing by any regulatory agencies. We cannot be sure that we will receive the regulatory approvals necessary to commercialize any of our potential products. Our product candidates will be subject to extensive governmental regulation, and the applicable regulatory requirements are uncertain and subject to change. The FDA and the EMEA maintain rigorous requirements for, among other things, the research and development, preclinical testing and clinical trials, manufacture, safety, efficacy, record keeping, labeling, marketing, sale and distribution of therapeutic products. Failure to meet ongoing regulatory requirements or obtain and maintain regulatory approval of our products could harm our business. In particular, the United States is the world’s largest pharmaceutical market. Without FDA approval, we would be unable to access the U.S. market. In addition, noncompliance with initial or continuing requirements can result in, among other things:
•	fines and penalties;

•	injunctions;

•	seizure of products;

•	total or partial suspension of product marketing;

•	failure of a regulatory agency to grant marketing authorization;

•	withdrawal of marketing approvals; and

•	criminal prosecution.
The regulatory process for new drug products, including the required preclinical studies and clinical testing, is lengthy, uncertain and expensive. We will be required to submit extensive product characterization, manufacturing and control, and preclinical and clinical data and supportive information for each indication in order to establish the potential product’s safety and effectiveness. The approval process may result in long-term commitments for post-marketing studies.
To market any drug products outside of the United States and the European Union, we and our collaborators will also be subject to numerous and varying foreign regulatory requirements, implemented by foreign health authorities, governing the design and conduct of human clinical trials and marketing approval for biologics or other drug products. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA or EMEA approval. The foreign regulatory approval processes usually include all of the risks associated with obtaining FDA or EMEA approval, and approval by the FDA does not ensure approval by the health authorities of any other country, nor does the approval by the EMEA or the foreign health authorities ensure approval by the FDA. Even if we obtain commercial regulatory approvals, the approvals may significantly limit the indicated uses for which we may market our products

*Even if we obtain regulatory approval for our products, we may be required to perform additional clinical trials or change the labeling of our products if we or others identify side effects after our products are on the market, which could harm sales of the affected products.
If we or others identify adverse side effects after any of our products are on the market, or if manufacturing problems occur:
•	regulatory approval may be withdrawn;

•	reformulation of our products, additional clinical trials, changes in labeling of our products or changes to or re-certifications of our manufacturing facilities may be required;

•	sales of the affected products may drop significantly;

•	our reputation in the marketplace may suffer; and

•	lawsuits, including costly and lengthy class action suits, may be brought against us.
Any of the above occurrences could halt or reduce sales of the affected products or could increase the costs and expenses of commercializing and marketing these products, which would materially and adversely affect our business, operations, financial results and prospects.
*We may not be able to commercialize products under development by us if those products infringe claims in existing patents or patents that have not yet issued, and this would materially harm our ability to operate.
As is typical in the biotechnology industry, our commercial success will depend in part on our ability to avoid infringing patents issued to others and/or to avoid breaching the technology licenses upon which we might base our products. There may be patents issued to others that contain claims that may cover certain aspects of our technologies or those of our collaborators, including cancer vaccine epitopes and peptide vaccines. If we are required to obtain a license under one or more of these patents to practice certain aspects of our immunotherapy technologies in Europe and in the United States, such a license may not be available on commercially reasonable terms, if at all. If we fail to obtain a license on acceptable terms to any technology that we need in order to develop or commercialize our products, or to develop an alternative product or technology that does not infringe on the patent rights of others, we would be prevented from commercializing our products and our business and prospects would be harmed.

*Our failure to obtain issued patents and, consequently, to protect our proprietary technology, could hurt our competitive position.
Our success depends in part on our ability to obtain and enforce claims in our patents directed to our products, technologies and processes, both in the United States and in other countries. Although we have issued patents and have filed various patent applications, our patent position is highly uncertain and involves complex legal and factual questions. Legal standards relating to patentability, validity and scope of patent claims in epitope identification, immunotherapy and other aspects of our technology field are still evolving. Patents issued, or which may be issued, to us may not be sufficiently broad to protect our immunotherapy technologies and processes, and patents may not issue from any of our patent applications. For example, even though our patent portfolio includes patent applications with claims directed to peptide epitopes and methods of utilizing sequence motifs to identify peptide epitopes and also includes patent applications with claims directed to vaccines derived from blood monocytes, we cannot assure you of the breadth of claims that will be allowed or that may issue in future patents. Other risks and uncertainties that we will face with respect to our patents and patent applications include the following:
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
Our vaccines under development address a range of cancer markets. The competition in these markets is formidable. Our potential products would also compete with a range of novel therapies either under development or recently introduced onto the market, including monoclonal antibodies, cancer vaccines and cell therapy, gene therapy, angiogenesis inhibitors and signal transduction inhibitors. The strongest competition is likely to come from other immunotherapies (such as monoclonal antibodies) and, to a lesser extent, from chemotherapeutic agents and hormonal therapy.

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
The market prices for securities of biotechnology companies, including our common stock, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are not necessarily related to the operating performance of such companies. From August 16, 2005, when we began trading on the Nasdaq Global Market under our new trading symbol “IDMI” through June 30, 2006, the closing stock price of our common stock ranged from $2.60 to $6.99 and has been and will continue to be influenced by general market and industry conditions. In addition, the following factors may have a significant effect on the market price of our common stock:
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
Our executive officers and directors (excluding, with respect to Dr. Drakeman, the shares owned by Medarex, Inc., a New Jersey corporation, referred to as Medarex, and with respect to Dr. Deleage, the shares owned by Alta BioPharma Partners, L.P., IDM Chase Partners (Alta Bio), LLC and Alta Embarcadero BioPharma Partners, LLC.), in the aggregate, beneficially own approximately 3.2% of the shares of our common stock as of June 30, 2006. Moreover, Medarex and Sanofi-Aventis own approximately 19.6% and approximately 14.9%, respectively, of the total shares of our common stock outstanding as of June 30, 2006. As a result, Sanofi-Aventis, Medarex and our other principal stockholders, executive officers and directors, should they decide to act together, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors, distribution of dividends, changes to our bylaws and other important decisions, such as future equity issuances. Sanofi-Aventis and Medarex have not entered into any voting agreements or formed a group as defined under the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act.
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

*Future sales of shares of our common stock may cause the market price of your shares to decline.
The sale of a large number of shares of our common stock, including through the exercise of outstanding warrants and stock options, following the Combination, or the perception that such sales could occur, could adversely affect the market price of our common stock. In connection with the Combination each of the principal company shareholders and certain executive officers and directors of Epimmune, respectively, who own in the aggregate approximately 81% of the outstanding shares of our common stock as of June 30, 2006 agreed to restrictions on their ability to dispose of their shares of our common stock and related securities for a period of six months following the Combination. Following this lock-up period that expired on February 16, 2006, the principal company shareholders and such executive officers and directors of Epimmune are free to sell half of their shares of our common stock subject to volume restrictions for a further six-month period. Based on ownership as of June 30, 2006, 10,592,387 shares including underlying derivative securities, will become fully eligible for sale in the public markets following the end of all lock up restrictions on August 16, 2006, which could cause the market price of our common stock to decline.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
     At our annual meeting of stockholders held on June 14, 2006, the following matters were submitted to a vote of security holders:
•	The election of eight directors to hold office until the 2007 Annual Meeting of Stockholders. Elected to serve as directors were Dr. Jean-Loup Romet-Lemonne, Dr. Robert Beck, Dr. Jean Deleage, Dr. Donald L. Drakeman, Dr. Sylvie Grégoire, Mr. Michael G. Grey, Dr. David Haselkorn and Dr. John P. McKearn.
The results of the stockholders’ vote for the election of directors are set forth below:

Nominees	For	Withheld
Jean-Loup Romet-Lemonne, M.D.	9,923,748	8,624
Robert Beck, M.D.	9,857,516	74,856
Jean Deleage, Ph.D.	9,923,199	9,173
Donald L. Drakeman, Ph.D.	9,923,798	8,574
Sylvie Grégoire, Pharma. D.	9,923,401	8,971
Michael G. Grey	9,923,442	8,930
David Haselkorn, Ph.D.	9,923,556	8,816
John P. McKearn, Ph.D.	9,923,402	8,970
•	For approval of an amendment to the Company’s 2000 Stock Plan to increase the aggregate number of shares of Common Stock authorized for issuance under the Plan from 1,628,571 to 2,228,571 shares and to increase the limitation on the total number of shares subject to stock awards under the Plan that an employee is eligible to be granted during any calendar year from 71,428 to 500,000 shares.
The 2000 Stock Plan, as amended, was approved with the following votes:

For:	6,786,585
Against:	931,168
Abstained:	802,980
Non-Votes:	1,411,639
•	To ratify the selection by the Board of Directors of Ernst & Young LLP, Independent Registered Public Accounting Firm, as the independent registered public accounting firm of the Company for its fiscal year ending December 31, 2006.
The selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 was ratified with the following votes:

For:	9,908,384
Against:	14,093
Abstained:	9,895
Non-Votes:	—

ITEM 6.	EXHIBITS

Exhibit
Number	Document Description

3.1	Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 2, 1991.(1)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on April 2, 1993.(2)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 5, 1995.(3)

3.4	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 5, 1995.

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 2, 1998.(4)

3.6	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 2, 1998.(4)

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 12, 1998.(5)

3.8	Certificate of Designations of the Series S and Series S-1 Preferred Stock filed with the Secretary of State of Delaware on June 29, 1999.(6)

3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 1, 1999.(7)

3.10	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on September 23, 1999.(8)

3.11	Certificate of Decrease of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on September 23, 1999.(8)

3.12	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 17, 2004.(9)

3.13	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on August 15, 2005.(10)

3.14	Certificate of Ownership and Merger, filed with the Secretary of State of Delaware on August 15, 2005.(10)

3.15	Amended and Restated Bylaws of the Company.(11)

4.1	Reference is made to Exhibits 3.1 through 3.15.

4.2	Specimen certificate of the Common Stock.(12)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

(1)	Incorporated by reference to the Company’s Form S-1 Registration Statement and Amendments thereto filed with Securities and Exchange Commission (the “SEC”) (File No. 33-43356).

(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 22, 1993.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the SEC on March 31, 1995.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, filed with the SEC on August 14, 1998.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the SEC on November 16, 1998.

(6)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on July 16, 1999.

(7)	Incorporated by reference to the Company’s Definitive Proxy Statement, filed with the SEC on Form DEF 14A on July 28, 1999.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed with the SEC on November 15, 1999.

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on July 2, 2004.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2005.

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the SEC on March 29, 2002.

(12)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on September 8, 2005.

IDM PHARMA, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDM PHARMA, INC.

Dated: August 14, 2006	By:	/s/ Jean-Loup Romet-Lemonne Jean-Loup Romet-Lemonne, M.D.
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2006	By:	/s/ Hervé Duchesne de Lamotte Hervé Duchesne de Lamotte
Acting Principal Financial and Accounting Officer