Form 10-Q
period 2006-09-30
IDM PHARMA, INC.
filed 2006-11-14
CIK 822206

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006,
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
Common Stock: $.01 par value 13,401,071, shares outstanding as of November 10, 2006.

IDM PHARMA, INC.
QUARTERLY REPORT
FORM 10-Q

COVER PAGE	1

TABLE OF CONTENTS	2

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005	3

Condensed Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2006 and 2005	4

Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2006 and 2005	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	36

ITEM 4. Controls and Procedures	36

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	38

ITEM 1A. Risk Factors	38

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	*

ITEM 3. Defaults upon Senior Securities	*

ITEM 4. Submission of Matters to a Vote of Security Holders	*

ITEM 5. Other Information	*

ITEM 6. Exhibits	55

SIGNATURE	57
EXHIBIT 10.64
EXHIBIT 10.65
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
* No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
IDM PHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,974,000	$26,702,000
Related party accounts receivable	3,377,000	2,540,000
Accounts receivable	86,000	904,000
Research and development tax credit, current portion	197,000	526,000
Prepaid expenses and other current assets	1,702,000	2,223,000

Total current assets	18,336,000	32,895,000

Property and equipment, net	1,820,000	2,109,000
Patents, trademarks and other licenses, net	3,419,000	3,912,000
Goodwill	2,812,000	2,812,000
Research and development tax credit, less current portion	1,162,000	1,062,000
Other long-term assets	79,000	97,000

	$27,628,000	$42,887,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$5,301,000	$4,887,000
Accrued payroll and related expenses	1,224,000	2,689,000
Related party deferred revenues, current portion	742,000	687,000
Other current liabilities	2,423,000	2,251,000

Total current liabilities	9,690,000	10,514,000

Long-term debt, less current portion	490,000	317,000
Related party deferred revenues, less current portion	2,678,000	2,875,000
Other non-current liabilities	510,000	437,000

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized and no shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $.01 par value, 55,000,000 shares authorized at September 30, 2006 and December 31, 2005 and 13,401,071 and 13,219,053 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	134,000	132,000
Additional paid-in capital	171,156,000	170,891,000
Deferred compensation	—	(368,000)
Accumulated other comprehensive income	15,553,000	13,165,000
Accumulated deficit	(172,583,000)	(155,076,000)

Total stockholders’ equity	14,260,000	28,744,000

	$27,628,000	$42,887,000

See accompanying notes.

IDM PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Research grants and contract revenue	$—	$507,000	$68,000	$507,000
Related party revenue	3,012,000	1,470,000	8,228,000	4,611,000
License fees, milestones and other revenues	16,000	79,000	32,000	108,000

Total revenues	3,028,000	2,056,000	8,328,000	5,226,000

Costs and expenses:
Research and development	5,271,000	4,979,000	17,032,000	14,656,000
Impairment of patents and licenses	144,000	2,030,000	497,000	2,325,000
Selling and marketing	234,000	351,000	397,000	1,001,000
General and administrative	1,563,000	1,790,000	6,817,000	4,686,000
Acquired in process research and development	—	13,300,000	—	13,300,000

Total costs and expenses	7,212,000	22,450,000	24,743,000	35,968,000

Loss from operations	(4,184,000)	(20,394,000)	(16,415,000)	(30,742,000)

Interest income, net	118,000	142,000	427,000	484,000
Other income (expense), net	49,000	(2,000)	—	(2,000)
Foreign exchange gain (loss)	165,000	(50,000)	(1,698,000)	57,000

Loss before income tax benefit	(3,852,000)	(20,304,000)	(17,686,000)	(30,203,000)
Income tax benefit	—	119,000	179,000	697,000

Net loss	$(3,852,000)	$(20,185,000)	$(17,507,000)	$(29,506,000)

Weighted average number of shares outstanding	13,398,474	10,821,285	13,354,184	9,253,597

Basic and diluted loss per share	$(0.29)	$(1.87)	$(1.31)	$(3.19)

Comprehensive loss:
Net loss	$(3,852,000)	$(20,185,000)	$(17,507,000)	$(29,506,000)
Other comprehensive (loss) gain	(224,000)	47,000	2,388,000	(3,834,000)

	$(4,076,000)	$(20,138,000)	$(15,119,000)	$(33,340,000)

See accompanying notes.

IDM PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2006	2005
Operating activities
Net loss	$(17,507,000)	$(29,506,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	580,000	113,000
Depreciation and amortization	998,000	1,565,000
Acquired in process research and development	—	13,300,000
Impairment of patents and licenses	491,000	2,077,000
Foreign exchange loss	1,680,000	—
Change in operating assets and liabilities:
Related party accounts receivable (Sanofi-Aventis)	(644,000)	316,000
Accounts receivable	820,000	—
Prepaid expenses and other current assets	793,000	(846,000)
Research and development tax credit receivable	336,000	(744,000)
Other long-term assets	25,000	(32,000)
Accounts payable and accrued liabilities	121,000	656,000
Accrued payroll and related expenses	(1,592,000)	(1,498,000)
Related party deferred revenues (Sanofi-Aventis)	(389,000)	(221,000)
Other liabilities	144,000	292,000

Net cash used in operating activities	(14,144,000)	(14,528,000)

Investing activities
Purchase of property and equipment	(188,000)	(453,000)
Patents, trademarks and other licenses	(183,000)	(187,000)
Net cash paid for acquisition	—	(1,613,000)

Net cash used in investing activities	(371,000)	(2,253,000)

Financing activities
Net proceeds from issuance of common stock	49,000	—

Net cash provided by (used in) financing activities	49,000	—

Effect of exchange rate on cash and cash equivalents	738,000	(3,744,000)

Decrease in cash and cash equivalents	(13,728,000)	(20,525,000)
Cash and cash equivalents at beginning of year	26,702,000	41,777,000

Cash and cash equivalents at end of period	$12,974,000	$21,252,000

See accompanying notes.

IDM PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
September 30, 2006
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
The Company’s lead product candidate, Junovan™, has completed a Phase III clinical trial, for the treatment of osteosarcoma, or bone cancer. In October 2006 the Company announced that it submitted a New Drug Application, or NDA, in electronic Common Technical Document (eCTD) to the U.S. Food and Drug Administration, or the FDA, for Junovan™, requesting approval for its use in the treatment of newly diagnosed resectable high grade osteosarcoma patients following surgical resection in combination with multiple agent chemotherapy. IDM requested that the FDA consider granting this NDA priority review status, which could shorten review time if granted after the NDA is accepted for filing. The FDA customarily accepts or refuses to file NDAs and designates review status within 60 days of filing. Following the submission of the NDA, the Company announced in November 2006 that it submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMEA, for Mepact™, called Junovan in the US. The Company expects that the drug regulatory agencies in the United States and Europe would make a decision regarding marketing approval for Junovan in late 2007. However, the timing of these events is subject to risks and uncertainties regarding development, regulatory matters, manufacturing and commercialization, including the timing of the drug regulatory agencies’ review of the regulatory filing, the ability of the Company to respond to questions raised by the drug regulatory agencies in a manner satisfactory to the drug regulatory agencies, the time needed to respond to any issues raised by the drug regulatory agencies with regard to regulatory submissions for Junovan, the possibility that the FDA will not grant the NDA priority review status, the possibility that the drug regulatory agencies may not consider preclinical and early clinical development work and existing efficacy data as adequate for its assessment of Junovan, the possibility that the drug regulatory agencies may require the Company to conduct additional clinical trials and the risk that it may not receive necessary approvals from the FDA, the EMEA or similar drug regulatory agencies for the marketing and commercialization of Junovan when expected or at all. IDM has four other product candidates in clinical trials for a variety of cancers including melanoma, bladder, and lung cancers.
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
Because the former IDM S.A. shareholders held approximately 81% of the Company’s outstanding common stock after the Combination, IDM S.A.’s designees to the Company’s Board of Directors represent a majority of its Board of Directors and IDM S.A.’s senior management represents a majority of its senior management, IDM S.A. is deemed to be the acquiring company for accounting purposes and the Combination has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with U.S generally accepted accounting principles. Accordingly, historical financial statements prior to the Combination are the financial statements of IDM S.A. The audited financial statements of IDM Pharma for each of the three years ended December 31, 2005, 2004 and 2003 are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, referred to as the SEC.
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
3. Recent Operating Results and Liquidity
We have incurred significant net losses and have generated limited revenues since inception. As of September 30, 2006, our accumulated deficit was $172.6 million and our revenues for the three and nine months ended September 30, 2006 were $3.0 million and $8.3 million, respectively. Our historical financial results reflect increasing research and development and general administrative expenses related to the maturation of our product development programs.
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
We will continue to incur significant expenses for research and development activities. In August 2006, our Board of Directors approved a restructuring and cash conservation plan. We are taking appropriate steps to contain our expenses, including focusing our research and development activities primarily on Junovan and our collaboration with Sanofi-Aventis for Uvidem, and putting on hold further development of Bexidem and other product candidates until collaborative partners can be found or other funding becomes available.
As a result of the Company’s decision to put on hold further development of Bexidem, in September 2006, the Company reached an agreement with Accovion GmbH (Accovion) whereby the existing agreement with Accovion will be terminated upon the appropriate completion of certain Bexidem-related activities, including pharmacovigilance. Accovion is a German Clinical Research Organization providing patient recruitment and monitoring of clinical centers in support of the Company’s Phase II/III clinical trial of Bexidem in several European countries. As discussed in Note 8 - Commitments, in September 2006, the Company recognized approximately $0.1 million of expense relating to the early termination of this contract. Expenses for services to be received through the completion date will be expensed when incurred. In October 2006 the Company sent written notice to several European Health Authorities that it would stop Phase II of the clinical trial for Bexidem following completion of treatment of all patients, and would put on hold moving forward with a Phase III trial until a collaborative partner or further funding for the project is found.
In conjunction with the restructuring and cash conservation plan, we are currently in the process of analyzing our operations in connection with putting on hold further development of Bexidem and other product candidates. We expect this process to lead to a reduction in our workforce in France, which should be completed in the fourth quarter of 2006. The number of employees and their termination benefits will be determined after the completion of negotiations between the Company and the employee council, and approval of a plan of termination by the French labor authorities and the Company’s Board of Directors. We may incur additional costs as we put on hold further development of Bexidem and other product candidates, including additional contract breakage costs, severance and other related expenses.
These costs will be recorded in accordance with Statement of Financial Accounting Standards or SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Severance costs under one-time benefit arrangements will be recorded when the plan of termination meets certain criteria and has been communicated to employees, which will occur in the fourth quarter of 2006. Costs to terminate a contract before the end of its term and costs that will continue to be incurred for the contract’s remaining term without economic benefit to the entity will be recognized and measured at fair value when incurred generally at the contract termination or cease-use date. Other exit-related costs, will be recognized when incurred, generally upon receipt of the goods or services. We are currently in the process of determining the total costs related to these activities and will record these costs in the fourth quarter of 2006 when the recognition criteria are met.

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
The Company funds its operating units through intercompany loans. Among the loans outstanding is a U.S. dollar denominated loan from IDM S.A., a unit which has the euro as its functional currency, to IDM, Inc., a U.S. affiliate. Prior to the quarter ended December 31, 2005 the company’s intercompany loans were considered to be long term in nature and foreign exchange gains and losses were recognized as a component of other comprehensive loss. Beginning in the fourth quarter of 2005, as a result of planned operational changes, we expect to settle all intercompany loans in the future. As such, the foreign exchange gains and losses associated with this loan were recognized as a component of Foreign exchange (loss)/gain. During the three months and nine months ended September 30, 2006 the company recorded foreign exchange gain of $0.2 million and foreign exchange loss of $1.7 million respectively, primarily from the change in the value of the intercompany loans related to the change in the value of the dollar with respect to the euro.
Gains and losses resulting from foreign currency transactions are reflected in comprehensive net loss. The Company does not undertake hedging transactions to cover its foreign currency exposure.
Revenue Recognition
IDM recognizes revenues pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force (EITF) Issue 00-21 Revenue Arrangements with Multiple Deliverables.

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

Patents and licenses
IDM capitalizes the costs incurred to file patent applications when it believes there is a high likelihood that the patent will be issued, the patented technology has other specifically identified research and development uses and there will be future economic benefit associated with the patent. These costs are amortized on a straight-line basis over the estimated economic useful life which is generally ten years from the date the patent is filed and corresponds approximately to the average biotechnology product life. The Company expenses all costs related to abandoned patent applications. In addition, the Company reviews the carrying value of patents for indications of impairment on a periodic basis. If the Company elects to abandon any of its currently issued or unissued patents or it determines that the carrying value is impaired, it values the patent at fair value. The related expense could be material to its results of operations for the period of the abandonment.
Intangible assets also include licenses. Costs associated with licenses acquired in order to be able to use products from third parties prior to receipt of regulatory approval to market IDM’s products are capitalized if (i) the licenses are to be used in the scope of a research and development program in Phase III clinical development at the time the license is acquired, at which stage the absence of toxicity has been assessed and IDM has a reasonable expectation to achieve marketing approval for the program, and (ii) the licenses can be used in other specifically identified research and development programs. Our licensed technologies have alternative uses and can be the basis for multiple products that would each target a specific indication. Costs of acquisition of licenses are capitalized and amortized on a straight-line basis over the useful life of the license, which IDM considers to begin on the date of acquisition of the license and continue through the end of the estimated term during which the technology is expected to generate substantial revenues. In the case of the licenses or assets acquired from Medarex and Jenner Biotherapies, IDM estimated their useful lives to be ten years from the date of acquisition.
Impairment of long lived assets
In accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, IDM periodically evaluates the value reflected on its balance sheet of long-lived assets, such as patents and licenses, when events and circumstances indicate that the carrying amount of an asset may not be recovered. Such events and circumstances include the use of the asset in current research and development projects, any potential alternative uses of the asset in other research and development projects in the short to medium term, clinical trial results and research and development portfolio management options. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Additionally, for those product candidates put on hold until collaborative partners can be found or other funding becomes available, if the Company has not found a collaborative partner or obtained funding to restart development of the product candidate within one year after development is put on hold, any remaining carrying value will be written off. At September 30, 2006, the remaining carrying value of intangible assets related to Bexidem and other product candidates put on hold was $0.3 million.
Goodwill
In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, IDM annually tests goodwill and other indefinite-lived intangible assets for impairment or more frequently if certain indicators are present. This analysis requires the Company first to compare the fair value of a reporting unit with its carrying amount, including goodwill. IDM has determined that it is operating as one reporting unit for purposes of this analysis. If the fair value of the reporting unit on the measurement date is less than the carrying amount, a second step is performed to determine the amount of the impairment loss. This involves comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill. The Company’s annual impairment test was conducted in the period ended December 31, 2005 and the Company’s analysis determined that the fair value of the reporting unit exceeded the carrying amount and thus no goodwill impairment was recognized. The Company will conduct its annual impairment test in the quarter ended December 31, 2006.
Earnings per share
Earnings per share, referred to as EPS, is computed in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding owned but unvested shares. Diluted EPS reflects the potential dilution of securities that could share in the Company’s earnings, such as common stock equivalents that may be issuable upon exercise of outstanding common stock options or warrants as well as all shares of preferred stock, which may be converted into common stock. Prior to the application of the treasury stock method, common stock equivalents of 1,756,736 and 1,783,398 for the periods ended September 30, 2006 and 2005, respectively, have been excluded from EPS as the effect is antidilutive. In September 2006, 113,174 warrants expired.
Antidilutive Shares Outstanding

	September 30,
	2006	2005
Options outstanding	1,061,633	837,019
Restricted stock awards	42,141	138,739
Warrants outstanding	211,882	325,056
Reserved pursuant to option liquidity agreements	389,031	403,984
Reserved pursuant to put/call agreements	52,049	78,600

Total Antidilutive Outstanding Shares	1,756,736	1,783,398

Share-Based Compensation Plans
Overview
Prior to January 1, 2006, the Company accounted for share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123 (SFAS 123), Accounting for Stock-Based Compensation. Accordingly, the Company recorded share-based employee compensation expense for options granted under the 1998 IDM Stock Option Plan and the 2000 IDM Stock Option Plan, referred to as the IDM S.A. Plans, during the nine months ended September 30, 2005 under APB 25.
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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (revised 2004), Share –Based Payment, SFAS 123(R), using the modified prospective transition method. Under that transition method, compensation expense that the Company recognized for the nine months ended September 30, 2006 included: (a) compensation expense for all share-based payments granted prior to the Combination, but not yet vested as of, January 1, 2006, based on their intrinsic value estimated in accordance with the original provisions of APB 25 which corresponds to their original valuation method, (b) compensation expense for all other share-based payments granted or assumed since the Combination, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (c) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated. In March 2005 the SEC issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
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
2000 IDM Stock Option Plan — In October 2000, IDM S.A.’s shareholders approved the 2000 IDM Stock Option Plan, referred to as the 2000 IDM Stock Option Plan, and authorized IDM S.A.’s Board of Directors to grant, through October 2005, stock options to purchase a maximum of 538,837 shares. The options expire ten years after the grant date, and vest ratably over four years after grant date subject to continued employment. Upon exercise, the resale of the corresponding shares is restricted until four years after the grant date.
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
1997 Stock Plan — In August 2005, the Company assumed the outstanding options granted under the Epimmune 1997 Stock Plan, referred to as the 1997 Plan, under which options were granted to employees, directors, and consultants of the Company. The 1997 Plan provided for the grant of both incentive stock options and nonstatutory stock options. The exercise price of an incentive stock option was not less than the fair market value of the common stock on the date of grant. The exercise price of nonstatutory options was not less than 85% of the fair market value of the common stock on the date of grant. No options granted under the 1997 Plan have a term in excess of ten years from the date of grant. Options issued under the 1997 Plan vest over varying periods of one to four years. Effective June 9, 2000 with the approval of the Company’s 2000 Stock Plan, the 1997 Plan was discontinued resulting in cancellation of remaining available shares, and any shares granted under the 1997 Plan that in the future are cancelled or expire will not be available for re-grant.
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
There were a total of 2,228,571 shares of common stock authorized by the Company’s shareholders under the 2000 Stock Plan at September 30, 2006. On March 23, 2006, the Company’s Board of Directors approved a 600,000 share increase in the number of shares of common stock available for issuance under the 2000 Stock Plan. The Company’s Board of Directors also approved an increase in the limitation on the total number of shares subject to stock awards under the 2000 Stock Plan that an employee is eligible to be granted during any calendar year from 71,428 to 500,000 shares in order to better reflect the increase in its outstanding capital stock resulting from the Combination. This limitation is referred to as the Section 162(m) Limitation. The Company’s stockholders approved the increase in both the shares reserved and the Section 162(m) Limitation under the 2000 Stock Plan at the Company’s annual meeting of stockholders held on June 14, 2006.
Certain of the Company’s stock options are denominated in currencies other than the U.S. dollar. It is the Company’s policy to convert the exercise prices at the current exchange rate when presenting option exercise information.
Employee Stock Purchase Plan — In August 2005, in connection with the Combination, the Company assumed the Epimmune Employee Stock Purchase Plan, referred to as the Purchase Plan, originally adopted in March 2001, and increased the shares of common stock reserved under the Purchase Plan by 26,428 shares to 69,285 shares. Under the Purchase Plan, employees, at their option, can purchase up to 714 shares of IDM Pharma common stock per offering through payroll deductions at the lower of 85% of the fair market value on the plan offering date or 85% of the fair market value of the common stock at the purchase date. The Company has not yet implemented the Employee Stock Purchase Plan as of September 30, 2006.
In August 2005, in connection with the Combination, the Company established an Employee Stock Purchase Plan for employees located in France, referred to as the French Purchase Plan, and reserved 30,714 shares of common stock for future issuance under the French Purchase Plan. Under the French Purchase Plan, employees, at their option, can purchase up to 714 shares of IDM Pharma common stock per offering through payroll deductions at the lower of 85% of the fair market value on the plan offering date or 85% of the fair market value of the common stock at the purchase date. Due to local regulations governing employee stock purchase plans in France, the Company has not yet implemented the French Purchase Plan as of September 30, 2006, and consequently no shares have been issued out of the reserve pool.

Impact of the Adoption of SFAS 123(R)
The following table summarizes the share-based compensation expense for stock options and restricted stock awards granted under the Company’s equity plans and expense attributable from shares purchased under the Employee Stock Purchase Plan that the Company recorded for continuing operations in accordance with SFAS 123(R) for the three and nine months ended September 30, 2006.

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Research and development	$48,886	$101,460
General and administrative	115,423	489,845
Sales and marketing	1,052	2,055

Reduction in operating income	$165,361	$593,360

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
Expected Term. The expected term of options granted represents the period of time that they are expected to be outstanding. During its initial period of implementation of SFAS 123(R), the Company has adopted the “simplified method” of determining the expected term for “plain vanilla” options, as allowed under SAB 107. The Company will continue to gather additional information about the exercise behavior of plan participants until December 31, 2007, at which time the Company anticipates it will make adjustments to the expected term of stock options granted to reflect actual exercise experience. The “simplified method” states that the expected term is equal to the sum of the vesting term plus the contract term, divided by 2. “Plain vanilla” options are defined as those granted at-the-money, having service time vesting as a condition to exercise, providing that non-vested options are forfeited upon termination, providing that there is a limited time to exercise the vested options after termination of service with the Company, usually 90 days, and providing the options are non-transferable and non-hedgeable. Applying this method, the expected term of the Company’s options granted to U.S. employees ranged from six to seven years.
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
The Company used the following assumptions to estimate the fair value of options granted under its option plans for the nine months ended September 30, 2006:

Nine Months Ended
September 30, 2006
Average expected term (years)	5.50 - 7.00
Expected volatility (range)	86% - 95%
Risk-free interest rate	4.73% - 5.03%
Expected dividend yield	0%
The Company did not grant stock options to its employees during the three months ended September 30, 2006.
Stock Option Activity and Share-Based Compensation Expense
A summary of stock option activity under all share-based compensation plans during the nine months ended September 30, 2006 is as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	(years)	Value
Options outstanding, December 31, 2005	1,547,790	$14.53
Granted	56,000	$4.66
Exercised	(16,011)	$3.06
Cancelled, forfeited or expired	(137,115)	$12.15

Options outstanding, September 30, 2006	1,450,664	$13.76	6.29	$—

Options exercisable, September 30, 2006	904,201	$17.34	4.73	$—

The following table is a summary of the options outstanding under all of the Company’s stock option plans as of September 30, 2006:

		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Exercise Price
	Options	Life in	Exercise	Options	of Options
Range of Exercise Prices	Outstanding	Years	Price	Exercisable	Exercisable
3.36 to $4.99	326,987	9.27	$3.43	67,151	$3.44
$5.00 to $9.99	286,844	8.88	5.92	80,039	5.99
$10.00 to $19.99	396,922	2.43	12.32	384,802	12.26
$20.00 to $29.99	346,143	5.75	26.48	310,114	26.23
$30.00 and above	93,768	6.21	32.03	62,095	32.91

Total	1,450,664	6.28	$13.70	904,201	$17.26

The weighted average fair value of options granted during the nine months ended September 30, 2006 was $4.66. The aggregate intrinsic value for stock options exercised during the nine months ended September 30, 2006 was $42,000.
The Company recorded $0.1 million and $0.4 million in share-based compensation expense for stock options in continuing operations for the three and nine months ended September 30, 2006, respectively.
As of September 30, 2006, there was $1.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. The weighted average term over which the compensation cost will be recognized is 1.42 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
The Company received $49,000 in cash from option exercises under all share-based payment arrangements for the nine months ended September 30, 2006, and no option exercises in the three months ended September 30, 2006 and the comparable periods in 2005.
Performance-Based Stock Options and Awards
On August 10, 2006, Sylvie Grégoire, Pharm. D. was appointed the Executive Chair of the Board of Directors and entered into a consulting agreement with the Company. Dr. Grégoire’s compensation under the terms of the agreement includes both cash compensation of $10,000 per month and 600,000 nonstatutory stock options that will vest and become exercisable upon the achievement by the Company of defined milestone events by specified dates through June 30, 2007. If a particular milestone event is not met on or before the date specified in the agreement, all options related to that particular milestone event will terminate. The agreement may be terminated by either party upon 15 day written notice.
The agreement is accounted for under EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Since the agreement does not contain an economic penalty for nonperformance, fair value of the award will be measured using the stock price at the date performance is complete. At each interim reporting period, the Company will re-measure the expense based on then-current fair value. Since there is no assurance that the milestones will be met as specified, compensation cost will be recorded upon achievement of each milestone event. Using stock prices and current assumptions at September 30, 2006, total compensation expense measured under the Black-Scholes option pricing model, assuming that all milestones are met by the specified dates, will be $1.4 million, of which $0.6 million will be recorded in the quarter ended December 31, 2006, $0.3 million in the quarter ended March 31, 2007 and $0.5 million in the quarter ended June 30, 2007.
The Company also has outstanding restricted stock awards issued in 2005 to employees that vest over a four year service period subject to acceleration if certain performance conditions are met. Compensation costs are initially recognized over the explicit service period. When the milestones become probable, the remaining unrecognized expense attributed to the milestone is recorded over the adjusted service period through the expected milestone achievement date. At September 30, 2006, the Company had 37,007 non-vested restricted stock awards outstanding that had a weighted average fair value of $6.31 as of the grant dates. The aggregate intrinsic value of non-vested restricted stock awards was $0.1 million at September 30, 2006. The Company recorded $0.1 million and $0.2 million in share-based compensation expense for restricted stock awards in continuing operations for the three and nine months ended September 30, 2006, respectively. During the third quarter of 2006, one of the milestones became probable, resulting in incremental compensation expense of $20,000, which is included in general and administrative expense.
Comparable Disclosures
The Company accounted for share-based employee compensation under SFAS No. 123(R)’s fair value method during the nine months ended September 30, 2006. Prior to January 1, 2006 the Company accounted for share-based employee compensation under the provisions of APB 25.
The fair value of the options granted prior to the Company becoming a public reporting entity was estimated at the date of grant using the Minimum Value option model. Under SFAS No. 123, non-public companies were permitted to use the minimum-value method to estimate compensation costs for pro-forma disclosure purposes, which effectively allowed those companies to value employee stock options using an assumed volatility of zero. The minimum-value method is not an acceptable valuation approach under SFAS No.123(R) and the minimum-value disclosures for the three and nine-month periods ended September 30, 2005 are no longer provided. The fair value of the options granted after the Company became a public reporting entity was estimated at the date of the grant using the Black-Scholes option pricing model.
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

In connection with the asset sale, the Company also entered into two separate, fully paid, perpetual license agreements with Pharmexa, which guarantee the Company continuing rights to use the PADRE(R) and Epitope Identification System (EIS(R)) technologies, included in the assets acquired by Pharmexa, in the cancer field. In addition, the Company entered into a three-year services agreement with Pharmexa, which would provide certain services for the Company’s ongoing clinical trials of its EP-2101 therapeutic vaccine for non-small cell lung cancer, as well as access to expertise and know how related to epitope identification. The Company received a credit for the first year of the services agreement and recorded prepaid services of $0.9 million at December 31, 2005 in connection with the credit. In September 2006, the Company notified Pharmexa that it would terminate the service portion of the agreement as of December 31, 2006. The transaction included the assumption by Pharmexa of the Company’s lease at its San Diego facility and the transfer of most of its San Diego based employees to Pharmexa. The Company retained all rights to its cancer programs.
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
The results of operations of Epimmune are included in IDM Pharma’s condensed consolidated financial statements from the date of the closing of the Combination on August 16, 2005. The following table presents pro forma results of operations and gives effect to the sale of assets to Pharmexa as if it was consummated at the beginning of the periods presented, and excludes the direct operating results of the assets sold for all periods presented. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the transactions been completed at the beginning of the period or of the results that may occur in the future.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Revenues	$2,017,000	$5,655,000
Net loss	$(23,312,000)	$(38,331,000)
Net loss per common share — basic and diluted	$(2.15)	$(4.14)
7. Research and Development and Other Agreements
Jenner Biotherapies, Inc.
In March 2003, we entered into an asset purchase agreement (“Jenner Agreement”) with Jenner Biotherapies, Inc. (“Jenner”), a biotechnology company devoted to the development of cancer vaccines and macrophage activators. Pursuant to the terms of the agreement, the Company purchased certain of Jenner’s assets, which included our lead product candidate, Junovan, called Mepact in Europe. This asset was acquired by issuing IDM S.A. shares. The asset purchase was consummated in April 2003.
The Junovan license was valued at fair value for an amount of $3.1 million on the date the shares were issued to Jenner by IDM S.A. The fair value of the shares was recorded as common stock and additional paid-in capital, and represented the basis for the total valuation of the license acquired. Total consideration was allocated to the Junovan license based on its estimated fair value at the date of issuance and is included in patents, trademarks and other licenses on the Company’s Condensed Consolidated Balance Sheets.
The Jenner license is being amortized over ten years, which was management’s estimate of the expected life of future products developed from the use of the license at the time the assets were acquired.
IDM’s direct research and development expenses related to Junovan amounted to approximately $3.2 million and $2.1 million for the first nine months of 2006 and 2005, respectively, and approximately $1.3 million and $0.6 million for the three months ended September 30, 2006 and 2005, respectively.
Sanofi-Aventis S.A. (Related Party)
Pursuant to the agreement signed with IDM in July 2001, Sanofi-Aventis exercised its first option on IDM’s ongoing melanoma development program Uvidem, in December 2001. Consequently, the Company received $5.4 million corresponding to: (i) an up-front payment, (ii) a completion of Phase I milestone payment because the program was already in Phase II and (iii) reimbursement of development costs incurred from 1999 through December 2001, which approximated $1.7 million. Repayment received for past development expenses incurred by IDM prior to the exercise of an option by Sanofi-Aventis are considered as a complementary up-front fee. Thus, the Company is recognizing these three payments over the remaining program development period, which is estimated to be nine years. Up-front and milestone revenues recognized were $0.2 million for the three months ended September 30, 2006 and 2005, and $0.5 million for the nine months ended September 30, 2006 and 2005.
In addition, IDM recorded $2.8 million and $1.3 million in revenues from Sanofi-Aventis for reimbursement of current research and development expenses related to the development of Uvidem, for the three months ended September 30, 2006 and 2005, respectively, and $7.7 million and $4.1 million for the nine months ended September 30, 2006 and 2005, respectively.
Direct research and development expenses related to Uvidem were approximately $1.5 million and $0.8 million in the three months ended September 30, 2006 and 2005, respectively, and $5.0 million and $2.7 million for the nine months ended September 30, 2006 and 2005, respectively.
Prior to the July 2001 agreement, IDM had entered into an agreement in July 1999, as amended in November 2001, under which Sanofi-Aventis agreed to provide the Company with a non-exclusive license to intellectual property for interleukin-13, referred to as IL-13, a compound that contributes to the transformation of white blood cells into specialized immune cells called dendritic cells, including a right to sub-license with Sanofi-Aventis’s approval. In exchange, the Company issued shares and warrants to Sanofi-Aventis. On August 12, 2005, and in connection with the Combination, Sanofi-Aventis exercised its warrants, received 404,660 shares of IDM common stock, and provided IDM with the license to IL-13. This exercise was recorded as an increase of the Company’s stockholders’ equity for $2.0 million, corresponding to the value of the stock received by Sanofi-Aventis calculated using the fair value of the shares of the Company in the Combination. The license to IL-13, which was valued at the same amount, was written off as an impairment charge in the third quarter of 2005 in accordance with IDM’s established policies since it was not used in a clinical phase III development program.

Medarex, Inc. (Related Party)
In 2000, we entered into an agreement with Medarex, Inc. under which we were granted licenses to manufacture and commercialize antibodies developed by Medarex. One such antibody was included in Osidem, a product that we were developing for the treatment of ovarian cancer. Direct research and development expenses related to Osidem were negligible in the three months and nine months ended September 30, 2006 and 2005.
Cambridge Laboratories Ltd
On May 10, 2005, IDM entered into a license and distribution agreement with Cambridge Laboratories Ltd, a privately held British pharmaceutical company, for the distribution of Junovan in the United Kingdom and the Republic of Ireland.
Pursuant to this agreement, IDM received an up-front payment, half of which is refundable if Junovan does not receive marketing approval in the United Kingdom and the Republic of Ireland, and will receive a milestone payment upon achieving such marketing approval. In addition, IDM will receive royalties based on net sales of Junovan in the United Kingdom and the Republic of Ireland, and a performance royalty upon reaching a cumulative net sales threshold.
IDM is recognizing half of the up-front payment over the period of continuing involvement which includes the estimated development period through marketing approval and the subsequent contractual commercialization period of ten years after initial sales. The other half has been recorded as a long term liability until Junovan receives marketing approval in the United Kingdom and the Republic of Ireland at which time we will begin to recognize it as revenue over the remaining product life.
Up-front and milestone revenues recognized were negligible in the three months and nine months ended September 30, 2006.
8. Commitments
Biotecnol S.A.
On March 8, 2001 IDM entered into a Prototype Production Contract with Biotecnol S.A., a Portuguese company to enable IDM to obtain a preliminary process for the production of IL-13. The Company has been pursuing development in collaboration with Biotecnol since April 1, 2003, based on a letter of intent executed by IDM and Biotecnol. In December 2003, IDM and Biotecnol entered into a Development and Manufacturing Agreement, which aims to expand upon the Prototype Production Contract. Under the terms of the agreement, for the three months ended September 30, 2006 and 2005, expenses related to Biotecnol were negligible. For the nine months ended September 30, 2006 and 2005, IDM recorded expenses of approximately $0.3 million and $0.4 million, respectively, following the successful completion of studies performed by Biotecnol.
Accovion GmbH
On December 28, 2004 IDM entered into an agreement with Accovion, a German Clinical Research Organization, in relation to its Phase II/III clinical trial of Bexidem. This agreement which expires in March 2007 covers patient recruitment and monitoring of clinical centers in several European countries. The Company agreed to pay an estimated total of $1.8 million over the life of the trial and reimburses specific pass-through costs. On December 22, 2005, the Company executed an amendment to the agreement to expand the scope of activities undertaken by Accovion, and agreed to increase the estimated total amount to be paid over the life of the trial to $2.0 million. IDM recorded $0.2 million and $0.3 million of expenses related to Accovion in the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, IDM recorded approximately $1.0 million and $0.8 million of expenses, respectively. Expenses for services to be received through the completion date will be expensed as incurred.
As a result of the Company’s decision to put on hold further development of Bexidem until collaborative partners can be found or other financing becomes available, in September 2006 the Company reached an agreement with Accovion whereby the existing agreement will be terminated upon the appropriate completion of agreed upon Bexidem related activities, including pharmacovigilance. In September 2006, the Company recognized approximately $0.1 million of expense relating to the early termination of this contract.
PEA Shares
Certain stockholders of IDM S.A. held their shares in a plan d’épargne en action, referred to as a PEA which is a tax efficient vehicle under French law whereby a holder of securities may receive preferential tax treatment provided the securities are held in a separate account for a certain period of time. In connection with the Combination, all holders of shares held in a PEA have entered into a Put/Call Agreement with the Company. Pursuant to the terms of the Put/Call Agreement, holders of PEA shares will have the right to require the Company to purchase, and the Company will have the right to require such holders to sell, the PEA shares for a period of 30 days after the closing of its first offering of equity securities completed after the Combination with net aggregate proceeds of at least ten times the U.S. dollar amount payable to the holders of all PEA shares, excluding any issuance of equity securities in a strategic partnering, licensing, merger or acquisition transaction. The aggregate purchase price for PEA shares, payable in cash, will be equal to 78,600 shares multiplied by the price per share of the Company’s common stock sold in the first equity financing, less underwriters’ discounts or commissions. If the first equity financing does not close within two years following the closing of the share exchange, the remaining PEA shares subject to the Put/Call Agreements will be exchanged for 52,049 shares of the Company’s common stock. The Company is accounting for the PEA shares in accordance with the provisions of SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. In the event the financing becomes probable, the Company will be required to reclassify the fair value of the PEA shares from stockholders equity to a liability. Subsequent adjustments to fair value would be recorded in the statement of operations.
9. Recent Accounting Pronouncements
On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (FIN 48) to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. The Company is currently evaluating whether the adoption of Interpretation 48 will have a material effect on our consolidated financial position, results of operations or cash flows.

10. Subsequent Events
In October 2006 the Company announced that it submitted an NDA in eCTD format to the FDA for Junovan, requesting approval for its use in the treatment of newly diagnosed resectable high grade osteosarcoma patients following surgical resection in combination with multiple agent chemotherapy. IDM requested that the FDA consider granting this NDA priority review status, which could shorten review time if granted after the NDA is accepted for filing. The FDA customarily accepts or refuses to file NDAs and designates review status within 60 days of filing.
In November 2006 the Company also announced that it submitted an MAA in eCTD format to the EMEA for Mepact, called Junovan in the US.
In October 2006 the Company sent written notice to several European Health Authorities that it would stop Phase II of the clinical trial for Bexidem following completion of treatment of all patients, and would put on hold moving forward with a Phase III trial until a collaborative partner or further funding for the project is found.
In October 2006 IDM Pharma’s European affiliate, IDM SA, was granted the status of “Pharmaceutical Establishment” by the French Health Agency (AFSSAPS). This status allows IDM SA to submit a MAA to EMEA and, more generally, to import and sell approved pharmaceutical products under the centralized procedure in all the Member States of the European Union, Norway, Iceland and Liechtenstein.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and our 2005 audited financial statements and notes thereto included in our Form 10-K filed on March 31, 2006.
Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of results that may occur in future periods.
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
Our lead product candidate, Junovan™, called Mepact in Europe, activates immune system cells in order to increase their capacity to destroy cancer cells. It is being developed for the treatment of osteosarcoma, a bone cancer that primarily affects adolescents. We received orphan drug status for Junovan in this indication in the United States and the European Union. A Phase III clinical trial in almost 800 patients was completed and on October 26, 2006 we submitted an NDA in eCTD format to the FDA for JunovanTM, requesting approval for its use in the treatment of newly diagnosed resectable high grade osteosarcoma patients in combination with multiple agent chemotherapy. Following the submission of the NDA, the Company announced in November 2006 that it submitted a MAA to the EMEA for Mepact, called Junovan in the US. A decision regarding the commercialization of Junovan (Mepact) is expected by the end of 2007. Our second product candidate intended to destroy remaining cancer cells after conventional therapies is Bexidem®, which is in Phase II clinical development to treat bladder cancer.
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
We are taking appropriate steps to contain our expenses, including focusing our research and development activities primarily on Junovan and our collaboration with Sanofi-Aventis for Uvidem and putting on hold further development of Bexidem and other product candidates until collaborative partners can be found or other funding becomes available.
As a result of the Company’s decision to put on hold further development of Bexidem, in September 2006, the Company reached an agreement with Accovion whereby the existing agreement with Accovion will be terminated upon the appropriate completion of agreed upon Bexidem related activities, including pharmacovigilance. Accovion is a German Clinical Research Organization providing patient recruitment and monitoring of clinical centers in support of the Company’s Phase II/III clinical trial of Bexidem in several European countries. In September 2006, the Company recognized approximately $0.1 million of expense relating to the early termination of this contract. Expenses for services to be received through the completion date will be expensed as incurred. In October 2006 the Company sent written notice to several European Health Authorities that it would stop Phase II of the clinical trial for Bexidem following completion of treatment of all patients, and would put on hold moving forward with a Phase III trial until a collaborative partner or further funding for the project is found.
Currently we are in the process of analyzing our operations in connection with putting on hold further development of Bexidem and other product candidates. We expect this process to lead to a reduction in our workforce in France, which should be completed in the fourth quarter of 2006. The number of employees and their termination benefits will be determined after the completion of negotiations between the Company and the employee council, and approval of a plan of termination by the French labor authorities and the Company’s Board of Directors. We may incur additional costs as we put on hold further development of Bexidem and other product candidates, including additional contract breakage costs, lease termination costs, severance and other related expenses. These costs will be recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.
Severance costs under one-time benefit arrangements will be recorded when the plan of termination meets certain criteria and has been communicated to employees, which will occur in the fourth quarter of 2006. Costs to terminate a contract before the end of its term and costs that will continue to be incurred for the contract’s remaining term without economic benefit to the entity will be recognized and measured at fair value when incurred, generally at the contract termination or cease-use date. Other exit-related costs, will be recognized when incurred, generally upon receipt of the goods or services. We are currently in the process of determining the total costs related to these activities and will record these costs in the fourth quarter of 2006 when the recognition criteria are met.
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

We have incurred significant net losses and have generated limited revenues since inception. As of September 30, 2006, our accumulated deficit was $172.6 million and our revenues for the three and nine months ended September 30, 2006 were $3.0 million and $8.3 million, respectively. Our historical financial results reflect increasing research and development and general administrative expenses related to the maturation of our product development programs.
Our research and development expenses mainly include costs associated with preclinical development and clinical trials of our product candidates, salaries and other expenses for personnel, laboratory supplies and materials, consulting and contract research costs, facility costs, amortization of intangible assets such as patents and licenses, and depreciation of laboratory and office equipment. From inception through September 30, 2006, we have incurred costs of approximately $145.9 million associated with research and development in all program areas, including patent and license impairment charges, while we have only recorded approximately $33.4 million in research and development revenues, of which $32.2 million has been recorded since 2001. Following our acquisition of Junovan and certain other assets from Jenner Biotherapies in early 2003, our research and development expenses related to Junovan have amounted to approximately $8.6 million, consisting mainly of external consultant fees, manufacturing and personnel related costs. We charge all research and development expenses to operations as they are incurred. Since 2001, our research and development expenses have represented approximately 73% of total operating expenses. We expect our research and development expenses related to Junovan and Uvidem to increase over the next several years, primarily due to costs related to manufacturing, clinical trials, regulatory compliance and the regulatory approval process.
Clinical development timelines, likelihood of success and total costs vary widely. Our potential product candidates are subject to a lengthy and uncertain regulatory process that may not result in the necessary regulatory approvals, which could adversely affect our ability to commercialize the product candidates. In addition, clinical trials of our potential product candidates may fail to demonstrate safety and/or efficacy, which could prevent regulatory approval. We anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct to each project on an on-going basis in response to the scientific and clinical success of each product candidate. Availability of funding will impact our ability to pursue our research and development projects. We may not be able to obtain additional funding on terms favorable to us or at all. If we are not able to obtain sufficient funding, we will have to delay or discontinue some of our research and development activities.
The lengthy process of seeking regulatory approvals, and the subsequent compliance with applicable regulations, requires the expenditure of substantial resources. Our failure to obtain, or any delay in our obtaining, regulatory approvals would cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations and cash flows. We cannot be certain whether or when any net cash inflow from Junovan or any of our other development projects will commence.
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
Results of Operations for the Three Months Ended September 30, 2006 and 2005
Revenues. We had total revenues of $3.0 million for the three months ended September 30, 2006, compared to total revenues of $2.1 million for the three months ended September 30, 2005.
Our revenues were primarily generated from our research and development activities and derived from reimbursement of current and past research and development expenses and up-front fees and milestone payments received from Sanofi-Aventis under the terms of our collaboration agreement, which amounted to $3.0 million and $1.5 million for the three months ended September 30, 2006 and 2005, respectively. We also received $16,000 and $79,000 for license fees, milestones and other revenues for the three months ended September 30, 2006 and 2005, respectively and $0.5 million from National Institutes of Health (NIH) research grants for the three months ended September 30, 2005.
On December 21, 2001, Sanofi-Aventis exercised its first option to initiate product development on the on-going melanoma development program for Uvidem. Between January and June 2002, Sanofi-Aventis paid us a total of $5.4 million in relation to Uvidem as a combination of up-front fees, milestone payments and reimbursement of expenses we had incurred in prior years while developing Uvidem. The revenue corresponding to these payments is being recognized on a straight-line basis over the estimated nine-year development period for Uvidem. Accordingly, we recognized $0.2 million in the three months ended September 30, 2006 and the three months ended September 30, 2005 from these payments. Additional milestone payments by Sanofi-Aventis under our collaboration agreement are contingent upon the success of several on-going Phase II clinical trials. There can be no assurance that the on-going Phase II clinical trials will be successful and, if they are not successful, we will not receive the related milestone payments.
Approximately $2.8 million and $1.3 million in revenues from Sanofi-Aventis in the three months ended September 30, 2006 and 2005, respectively, were for the reimbursement of current expenses related to the development of Uvidem. The increase in revenue was due to the increase in expenses associated with Uvidem clinical trials.
Research and Development Expenses and Impairment of Patents and Licenses. Total research and development expenses and impairment of patents and licenses were $5.4 million and $7.0 million for the three months ended September 30, 2006 and 2005, respectively.
We regularly undertake detailed reviews of our patents and licenses in order to check the development stage and the viability of associated products. When certain product development projects remain at an early stage or are abandoned, we write down in full the remaining value of licenses, patents or trademarks associated with those projects, if they are found to have no alternative future use. We recorded $0.1 million of impairment charges during the three months ended September 30, 2006, compared to a $2.0 million charge for the three months ended September 30, 2005. During the three months ended September 30, 2005, we wrote off the license to IL-13 received from Sanofi-Aventis upon the exercise of certain warrants by Sanofi-Aventis in connection with the Combination, and recorded a corresponding $2.0 million impairment charge in accordance with our established policies since the acquired license was not in a clinical phase III development program.

Research and development expenses increased to $5.3 million for the three months ended September 30, 2006 from $5.0 million for the three months ended September 30, 2005. This increase was primarily due to higher expenditures for Phase II clinical trials of the Uvidem product and expenditures made in connection with preparation for regulatory filing and manufacturing of Junovan. These expenditures were partially offset by reduced spending from activities not related to Junovan or Uvidem.
Direct research and development expenses related to our product candidates to destroy residual cancer cells were approximately $1.6 million and $1.5 million for the three months ended September 30, 2006 and 2005, respectively, and $20.9 million for the period from January 1, 2001, the earliest date for which relevant cumulated cost information is available, through September 30, 2006. Direct research and development expenses related to our product candidates to prevent tumor recurrence were approximately $2.0 million and $1.3 million for the three months ended September 30, 2006 and 2005, respectively, and $27.2 million for the period from January 1, 2001, the earliest date for which relevant cumulated cost information is available, through September 30, 2006.
Selling and Marketing Expenses. Selling and marketing expenses were $0.2 million for the three months ended September 30, 2006, compared to $0.4 million for the three months ended September 30, 2005. Lower expenses in 2006 were the result of fewer company-sponsored symposiums.
General and Administrative Expenses. General and administrative expenses were $1.6 million and $1.8 million for the three months ended September 30, 2006 and 2005, respectively. Higher expenses for the three months ended September 2005 was primarily due to incremental expenses following the Combination, offset by $0.1 million in stock-based compensation expense related to stock options under SFAS No. 123(R) in the 2006 period.
Acquired in Process Research and Development. In the three months ended September 30, 2005, we took a non-cash $13.3 million charge to write-off acquired in process research and development related to the Combination.
Interest Income. Net interest income was $0.1 million for both the three months ended September 30, 2006 and 2005.
Foreign Exchange Gain or Loss. The Company has an intercompany loan between its subsidiary in France and its subsidiary in the United States. Prior to the quarter ending December 31, 2005, this loan was considered to be long term and all related foreign exchange gains or losses were recognized as a component of other comprehensive loss and excluded from earnings. Beginning in the quarter ending December 31, 2005, as a result of planned operational changes, we expect to settle this intercompany loan in the future. As a result, this loan was revalued each quarter based on changes in the value of the dollar versus the euro and all related changes were recognized in earnings. For the three months ended September 30, 2006 and 2005 the company recorded a foreign exchange gain of $0.2 million, primarily the result of the revaluation of this intercompany loan, and a loss of $0.1 million, respectively.
Income Tax Benefit. Research tax credit recorded for research and development expenses in France was negligible for the three months ended September 30, 2006. We recorded a research tax credit in the amount of $0.1 million for the three months ended September 30, 2005.
As of September 30, 2006, we had research and development tax credits receivable of $1.4 million, which represents an account receivable corresponding to our accumulated income tax benefit from the French government of which $0.2 million is recoverable during the next twelve months.

Net Loss. Our net loss decreased to $3.9 million for the three months ended September 30, 2006, compared to $20.2 million for the three months ended September 30, 2005, as a result of the factors described above.
Results of Operations for the Nine Months Ended September 30, 2006 and 2005
Revenues. We had total revenues of $8.3 million for the nine months ended September 30, 2006, compared to total revenues of $5.2 million for the nine months ended September 30, 2005.
Our revenues were primarily generated from our research and development activities and derived from reimbursement of current and past research and development expenses and up-front fees and milestone payments received from Sanofi-Aventis under the terms of our collaboration agreement, which amounted to $8.2 million and $4.6 million for the nine months ended September 30, 2006 and 2005, respectively. We also received $0.1 million and $0.6 million from NIH research grants, license fees and other contract revenues for the nine months ended September 30, 2006 and 2005, respectively.
On December 21, 2001, Sanofi-Aventis exercised its first option to initiate product development on the on-going melanoma development program for Uvidem. Between January and June 2002, Sanofi-Aventis paid us a total of $5.4 million in relation to Uvidem as a combination of up-front fees, milestone payments and reimbursement of expenses we had incurred in prior years while developing Uvidem. The revenue corresponding to these payments is being recognized on a straight-line basis over the estimated nine-year development period for Uvidem. Accordingly, we recognized $0.5 million in the nine months ended September 30, 2006 and $0.5 million in revenues in the nine months ended September 30, 2005 from these payments. Additional milestone payments by Sanofi-Aventis under our collaboration agreement are contingent upon the success of several on-going Phase II clinical trials. There can be no assurance that the on-going Phase II clinical trials will be successful and, if they are not successful, we will not receive the related milestone payments.
We recorded $7.7 million and $4.1 million in revenues from Sanofi-Aventis in the nine months ended September 30, 2006 and 2005, respectively, were for the reimbursement of current expenses related to the development of Uvidem. The increase in revenue was due to the increase in Uvidem expenses associated with Uvidem clinical trials in the 2006 period.
Research and Development Expenses and Impairment of Patents and Licenses. Total research and development expenses and impairment of patents and licenses were $17.5 million and $17.0 million for the nine months ended September 30, 2006 and 2005, respectively.
We regularly undertake detailed reviews of our patents and licenses in order to check the development stage and the viability of associated products. When certain product development projects remain at an early stage or are abandoned, we write down in full the remaining value of licenses, patents or trademarks associated with those projects, if they are found to have no alternative future use. We recorded $0.5 million and $2.3 million in impairment charges during the nine months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2005, we wrote off the license to IL-13 received from Sanofi-Aventis upon the exercise of certain warrants by Sanofi-Aventis in connection with the Combination, and recorded a corresponding $2.0 million impairment charge in accordance with our established policies since the acquired license was not in a clinical phase III development program.
Research and development expenses increased to $17.0 million for the nine months ended September 30, 2006 from $14.7 million for the nine months ended September 30, 2005. This increase was primarily due to higher expenditures for Phase II clinical trials of the Uvidem product and expenditures made in connection with preparation for regulatory filing and manufacturing of Junovan. These expenditures were partially offset by reduced spending from activities not related to Junovan or Uvidem.

Direct research and development expenses related to our product candidates to destroy residual cancer cells were approximately $5.1 million and $4.9 million for the nine months ended September 30, 2006 and 2005, respectively, and $20.9 million for the period from January 1, 2001, the earliest date for which relevant cumulated cost information is available, through September 30, 2006. Direct research and development expenses related to our product candidates to prevent tumor recurrence were approximately $6.7 million and $3.7 million for the nine months ended September 30, 2006 and 2005, respectively, and $27.2 million for the period from January 1, 2001, the earliest date for which relevant cumulated cost information is available, through September 30, 2006.
Selling and Marketing Expenses. Selling and marketing expenses were $0.4 million for the nine months ended September 30, 2006, compared to $1.0 million for the nine months ended September 30, 2005. Lower expenses in 2006 were the result of fewer company-sponsored symposiums.
General and Administrative Expenses. General and administrative expenses were $6.8 million and $4.7 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in expenses included $1.0 million, corresponding to new expenses associated with being a public company, including board of directors fees, accounting, and legal expenses, and $0.6 million of increased compensation, as well as $0.5 million resulting from the adoption of SFAS 123(R).
Acquired in Process Research and Development. For the nine months ended September 30, 2005, we took a non-cash $13.3 million charge to write-off acquired in process research and development related to the Combination on August 16, 2005.
Interest Income. Net interest income was $0.4 million and $0.5 million for the nine months ended September 30, 2006 and 2005, respectively.
Foreign Exchange Gain or Loss . The Company has an intercompany loan between its subsidiary in France and its subsidiary in the United States. Prior to the quarter ending December 31, 2005, this loan was considered to be long term and all related foreign exchange gains or losses were recognized as a component of other comprehensive loss and excluded from earnings. Beginning in the quarter ending December 31, 2005, as a result of planned operational changes, we expect to settle this intercompany loan in the future. As a result, this loan was revalued each quarter based on changes in the value of the dollar versus the euro and all related changes were recognized in earnings. For the nine months ended September 30, 2006 and 2005 the company recorded a foreign exchange loss of $1.7 million, primarily the result of the revaluation of this intercompany loan, and a gain of $0.1 million, respectively.
Income Tax Benefit. We recorded a research tax credit for research and development expenses in France in the amount of $0.2 million for the nine months ended September 30, 2006 compared to $0.7 million in the nine months ended September 30, 2005. Excluding a $0.4 million adjustment made in 2005, as a result of a change in tax law, to recognize additional tax credits attributable to the year ended December 31, 2004, tax credit for both quarters is comparable.
As of September 30, 2006, we had research and development tax credits receivable of $1.4 million, which represents an account receivable corresponding to our accumulated income tax benefit from the French government of which $0.2 million is recoverable during the next twelve months.
Net Loss. Our net loss decreased to $17.5 million for the nine months ended September 30, 2006, compared to $29.5 million for the nine months ended September 30, 2005, as a result of the factors described above.

Liquidity and Capital Resources
As of September 30, 2006, our cash and cash equivalents totaled $13.0 million, compared to $26.7 million as of December 31, 2005. Cash and cash equivalents include principally cash, money-market funds and certificates of deposit with maturity of 90 days or less and are denominated in both euros and U.S. dollars. We use our cash and cash equivalents to cover research and development expenses and corporate expenses related to selling and marketing and general and administrative activities. If we enter into collaborations for certain of our products, we expect that our strategic partners would assume most, if not all, of the costs of further product development. Unless we find a strategic partner for a product, we bear all costs related to its development. We expect our expenses to increase as we pursue our strategy of continued clinical development and commercialization of Junovan, while also seeking strategic partners for the development and commercialization of other products.
Net cash used in operating activities decreased to $14.1 million for the nine months ended September 30, 2006, compared to $14.5 million for the nine months ended September 30, 2005. This decrease in cash used by operating activities was primarily the result of an increase in operating expenses, excluding acquired in process research and development and impairment charges of $15.4 million in the 2005 period and $0.5 million in the 2006 period, offset by an increase in foreign exchange loss and a reduction in income tax benefit of $1.8 million and $0.5 million, respectively.
Net cash used in investing activities decreased to $0.4 million during the nine months ended September 30, 2006, compared to $2.3 million for the nine months ended September 30, 2005. This decrease resulted from the net costs of $1.6 million related to the Combination, which included legal, investment banking and accounting fees net of cash acquired in the Combination, and $0.3 million in increased purchases of laboratory equipment during the nine months ended September 30, 2005.
As of September 30, 2006, our current liabilities amounted to $9.7 million. Our current liabilities included $5.3 million in accounts payable to suppliers, $0.7 million in the current portion of deferred revenues from the collaboration agreements with Sanofi-Aventis and Cambridge Laboratories, which are recognized as revenue on a straight-line basis over the remaining term of each agreement, $1.2 million in accrued compensation for employees and $2.4 million in accrued taxes including value-added tax and advances on grants. Our long-term liabilities as of September 30, 2006 were composed primarily of $2.7 million in deferred revenues from Sanofi-Aventis and Cambridge Laboratories, an interest-free loan of $0.5 million from the French government that provides support to French companies for research and development, and $0.5 million of which $0.3 million corresponds to half of the up-front payment received from Cambridge Laboratories for Junovan marketing rights in the United Kingdom and the Republic of Ireland that is recorded as a long term liability until Junovan receives marketing approval in these countries. We must repay the principal amount of the French government loan in installments of $0.2 million in 2008 and $0.3 million in 2010.
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
We expect our principal sources of revenues to be up-front fees, milestone payments and reimbursements of research and development expenses under our collaboration agreement with Sanofi-Aventis, until such time as we successfully develop one or more products for sale outside this agreement or enter into other collaboration agreements. However, if we do not meet further development milestones with respect to Uvidem, or if Sanofi-Aventis does not elect to develop additional product candidates, we will not receive additional payments under our agreement with Sanofi-Aventis. We expect to receive revenues from sales of our lead product candidate, Junovan, assuming that we receive regulatory approval and choose to market Junovan ourselves. However, we may not receive regulatory approval and, even if we do, any efforts by us or any future partners to commercialize Junovan may not be successful. In keeping with our overall strategy, we are seeking to enter into collaboration agreements for certain products with other strategic partners, which may provide additional sources of revenues, including other milestone payments. However, we cannot be certain that we will enter into such agreements. In addition, the timing of our milestone payments cannot be predicted with certainty, and we may not receive payments if development targets are not achieved. Also, it is unlikely that milestone payments, even if received when expected, would fully cover our total research and development expenses for all of our projects. Royalties, if any, on commercial sales of products under development with strategic partners will not be received until at least such time as such products receive the required regulatory approvals and are launched on the market. We do not expect any of our products to receive regulatory approval before the second half of 2007, and we cannot be sure of the timing of any such approval or successful commercialization following such approval. The timing for receipt of regulatory approval of products is subject to risks and uncertainties regarding development, regulatory matters, manufacturing and commercialization described in more detail in the section entitled “Risk Factors” below, including the possibility that the FDA or the EMEA may require that we conduct additional clinical trials and the risk that we may not receive necessary approvals from the FDA, the EMEA or similar drug regulatory agencies for the marketing and commercialization of Junovan when expected or at all.
We will need to obtain additional funding, which we may seek through collaboration and license agreements, government research grants, and equity or debt financings. Additional funding may not be available on terms acceptable to us, or at all. Raising capital through a licensing arrangement or another transaction involving our intellectual property could require us to relinquish valuable intellectual property rights and thereby sacrifice long term value for short term liquidity. Additional equity financing may cause our existing stockholders to experience substantial dilution and negatively affect our stock price. We do not have committed sources of additional funding and may not be able to obtain additional funding, particularly if volatile conditions in the market for biotechnology company stocks persist. If we are unable to obtain additional funding, we may be required to delay, further reduce the scope of or discontinue one or more of our research and development projects, sell the Company or certain of its assets or technologies, or dissolve and liquidate its assets.
We will continue to incur significant expenses for research and development activities. We are taking appropriate steps to contain our expenses, including focusing our research and development activities primarily on Junovan and our collaboration with Sanofi-Aventis for Uvidem and putting on hold further development of Bexidem and other product candidates until collaborative partners can be found or other funding becomes available.
If we fail to adequately address our liquidity issues, our independent auditors may issue a qualified opinion, to the effect that there is substantial doubt about our ability to continue as a going concern. A qualified opinion could itself have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our capital expenditures include purchase of property and equipment, including research and development laboratory equipment and product manufacturing facilities. Capital expenditures also include purchase of intangible assets, including payment of patent development costs, acquisition of third party licenses and patents, such as from Medarex and Jenner Biotherapies, and acquisition of other intangibles. Capital expenditures amounted to $0.4 million and $0.6 million for the nine months ended September 30, 2006 and 2005.
Our major outstanding contractual obligations relate to our long-term debt, operating lease obligations, and obligations under a number of our collaboration, licensing and consulting agreements. At September 30, 2006, we had $30,000 of outstanding capital lease obligations.
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

We believe that our existing cash resources are sufficient to meet our cash requirements, based on our current development and operating plan, through the second quarter of 2007. Our future capital requirements, the timing and amount of expenditures and the adequacy of available capital will depend upon a number of factors. These factors include the scope and progress of our research and development programs, our ability to sign new collaboration agreements and maintain our current collaboration agreement with Sanofi-Aventis and whether Sanofi-Aventis elects to develop additional product candidates, our progress in developing and commercializing new products resulting from our development programs and collaborations including the achievement of milestones, the cost of launching, marketing and sales of products if we choose to commercialize products ourselves, our plans to expand or construct manufacturing or other facilities, technological developments, our preparation and filing of patent applications, our securing and maintaining patents and other intellectual property rights and our dealings with the regulatory process. See the section entitled “Trends” below.
Off-Balance Sheet Arrangements
As of September 30, 2006, we were not a party to any transactions, agreements or contractual arrangements to which an entity that is not consolidated with IDM was a party, under which we had:
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
We expect our quarterly research and development expenses to continue to decrease in the last quarter of 2006 as a result of our focus on a smaller number of later stage programs and the sale of our infectious disease programs. However, due to the maturation of the development stage for certain of our products, we expect our expenses associated with them to increase because clinical trial expenses increase significantly when moving from Phase I to Phase II and from Phase II to Phase III. As products successfully mature, we also expect to pay filing fees in connection with the regulatory submission process and incur expenses related to the maintenance and potential expansion of our product manufacturing facilities. Our strategy is to prioritize expenditures on our portfolio of products in development in order to maintain research and development expenses in line with available financial resources. We are taking appropriate steps to contain our expenses, including focusing our research and development activities primarily on Junovan and our collaboration with Sanofi-Aventis for Uvidem and putting on hold further development of Bexidem and other product candidates until collaborative partners can be found or other funding becomes available. As a result of the Company’s decision to put on hold further development of Bexidem, in September 2006 the Company reached an agreement with Accovion whereby the existing agreement with Accovion will be terminated upon the appropriate completion of agreed upon Bexidem related activities, including pharmacovigilance. Accovion is a German Clinical Research Organization providing patient recruitment and monitoring of clinical centers in support of the Company’s Phase II/III clinical trial of Bexidem in several European countries. In September 2006, the Company recognized approximately $0.1 million of expense relating to the early termination of this contract. In October 2006 the Company sent written notice to several European Health Authorities that it would stop Phase II of the clinical trial for Bexidem following completion of treatment of all patients, and would put on hold moving forward with a Phase III trial until a collaborative partner or further funding for the project is found.
Currently we are in the process of analyzing our operations in connection with putting on hold further development of Bexidem and other product candidates. We expect this process to lead to a reduction in our workforce in France, which should be effective in the fourth quarter of 2006. The number of employees and their termination benefits will be determined after the completion of negotiations between the Company and the employee council, and approval of a plan of termination by the French labor authorities and the Company’s Board of Directors. We may incur additional costs as we put on hold further development of Bexidem and other product candidates, including additional contract breakage costs, severance and other related expenses.
If we succeed in gaining regulatory approval for Junovan and proceed with commercialization of Junovan ourselves, we expect our selling and marketing expenses to increase correspondingly with our activities to commercialize Junovan. In addition, we would expect to incur significant costs related to manufacturing Junovan, which would be recorded as cost of goods sold. Furthermore, depending on the outcome of the NDA filing with the FDA for Junovan, we may owe milestone payments as well as royalties in the event of its commercialization, under a licensing agreement with Ciba Geigy, now Novartis AG, which was transferred to us as part of the Jenner Agreement entered into in 2003. However, our obligations to make milestone payments will be deferred until profitability of the Junovan product line.
We expect our general and administrative expenses to be higher in 2006 compared to 2005 levels because of the additional costs we continue to incur in connection with operating as a public company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At September 30, 2006, our investment portfolio included cash, money market accounts and fixed-income securities. We are exposed to limited market risk through our investment of cash in money market accounts and high grade securities, generally with maturities of less than three months. The securities contained in our cash and cash equivalents are typically debt instruments purchased at inception and held until maturity. Due to their very short-term nature, such securities are subject to minimal interest rate risk. We currently do not hedge interest rate exposure, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income. We also do not hedge currency exchange rate exposure.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2006, the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the evaluation date.
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
While we are in the process of implementing corrective actions as further discussed below, as of September 30, 2006, there continues to be deficiencies relating to monitoring and oversight of the work performed by our accounting personnel, and of the work performed by accounting consultants working on our behalf, to assure that transactions receive adequate review by accounting personnel with sufficient technical accounting expertise. We also noted a lack of sufficiently skilled personnel within our accounting and financial reporting functions to ensure that all transactions are accounted for in accordance with U.S. generally accepted accounting principles, and deficiencies in our controls over certain non-routine, complex transactions such as the Combination and the sale of our infectious disease assets in 2005. These deficiencies resulted in errors in the preparation and review of financial statements and related disclosures, and resulted in adjustments to our audited, consolidated financial statements for the year ended December 31, 2005. The impact of these adjustments did not require the restatement of any of our financial statements.

Based on findings of material weaknesses in our internal control over financial reporting as described above, we have taken steps to strengthen our internal control over our financial statement closing, consolidation and reporting process, and our processes for accounting for non-routine, complex transactions such as acquisitions. However, the conclusions of management as of September 30, 2006, that material weaknesses in our internal control over financial reporting process continue to exist, indicates that we need to take additional steps to remediate these situations. We intend to address the remaining actions required to remediate our existing weaknesses as part of our ongoing efforts to improve our control environment. As discussed below, we have been and continue to be engaged in efforts to improve our internal control over financial reporting. Measures we have taken or are planning on taking to remediate our identified material weaknesses include:
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
ITEM 1A. RISK FACTORS
We wish to caution readers that the following important factors, among others, in some cases have affected our results and in the future could cause our actual results and needs to vary materially from forward-looking statements made from time to time by us on the basis of management’s then-current expectations. The business in which we are engaged is in a rapidly changing and competitive market and involves a high degree of risk, and accuracy with respect to forward-looking projections is difficult.
The Company has marked with an asterisk those risk factors that reflect changes from the risk factors included in the Company’s Annual Report on Form 10-K filed with the SEC.
*Our lead product candidate, Junovan, may never obtain regulatory approval.
The results of a Phase III clinical trial for our lead product candidate, Junovan, for the treatment of osteosarcoma have been analyzed and were submitted to the FDA in 2004. This trial was conducted by Children’s Oncology Group under an IND held by the National Cancer Institute, prior to the purchase of Junovan from Jenner Biotherapies, Inc. in 2003. We have been in discussion with the FDA, including pre-NDA meetings with the CDER’s Office of Oncology Drug Products in 2006, regarding the filing requirements and the most expedient pathway for potential approval of Junovan. We recently submitted an electronic NDA to the FDA for Junovan, requesting approval for its use in the treatment of newly diagnosed resectable high grade osteosarcoma patients following surgical resection in combination with multiple agent chemotherapy. We requested that the FDA consider granting this NDA priority review status, which could shorten review time if granted after the NDA is accepted for filing. The FDA may not agree to accept the NDA file or grant priority review status, which may delay the approval process in the United States. We have also completed a Protocol Assistance Request Process and a pre-submission meeting with the EMEA, on the most expedient pathway for potential approval of Junovan in the European Union. Regulatory authorities in the United States and the European Union may not consider preclinical and early clinical development work conducted by Ciba-Geigy and efficacy data from the Phase III trial conducted by Children’s Oncology Group as adequate for its assessment of Junovan and may require us to conduct additional pre-clinical or clinical studies. Other risks relating to the timing of regulatory approval of Junovan include our ability to respond to questions raised by the FDA in a manner satisfactory to the FDA, the time needed to respond to any issues raised by the FDA with regard to regulatory submissions for Junovan and the risk that we may not receive necessary approvals from the FDA, the EMEA or similar drug regulatory agencies for the marketing and commercialization of Junovan when expected or at all. Even assuming we receive approval for filing and priority review, we do not expect any regulatory approval of Junovan to occur before the second half of 2007.
Third-party suppliers have initiated manufacturing of Junovan and Junovan components for us based on the specifications and processes established during the Phase III trial. We have produced Junovan materials that meet the same specifications as the product used in clinical trials. The FDA has reviewed a proposed protocol for demonstration of comparability. We have initiated studies with the old and new materials to demonstrate comparability, so that the data generated during preclinical and clinical development can be used to support regulatory approval. If we fail to demonstrate, through extensive analytical testing and appropriate preclinical studies, that the new Junovan materials produced by IDM subcontractors are comparable to the materials used in the preclinical and clinical development and comply with the current Good Manufacturing Practice Regulations promulgated by the FDA, or cGMP, requirement for drug products, additional preclinical or clinical studies may be required by the regulatory agencies, thus delaying the approval in the intended geographies.

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
*Even if we receive regulatory approval for Junovan, we may not be able to commercialize it immediately or market it successfully.
We expect to depend in the medium term on the commercialization of Junovan for the majority of our revenues, assuming that Junovan receives regulatory approval. Junovan is the only product candidate for which we have submitted a marketing authorization application. Any revenues generated will be limited by our ability to, in time, develop our own commercial organization or find a partner for the commercialization of the product. In addition, the number of patients with osteosarcoma, the ability to obtain appropriate pricing and reimbursement for Junovan, and the rate of adoption of the products are risks associated with the commercialization of Junovan. We may also face competition from new treatment or new investigational approaches with existing therapies.
We currently do not have operational sales and marketing infrastructure for Junovan and may not have secured this capabability immediately following receipt of any regulatory approval for Junovan. In order to commercialize Junovan, we need to find a partner who has EU and US operational commercial abilities or otherwise arrange for the commercialization ourselves. If we are unable to commercialize Junovan promptly after receipt of any regulatory approval for Junovan, any delay may materially adversely effect our business and financial position due to reduced or delayed revenues from Junovan sales during the period prior to commercialization.
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
Our product candidates other than Junovan are at early stages of development, and we may fail to develop and successfully commercialize safe and effective treatments based on these products or other technology. For each product candidate, we must demonstrate safety and efficacy in humans through extensive clinical testing, which is very expensive, can take many years and has an uncertain outcome. We may experience numerous unforeseen events during or as a result of the testing process that could delay or prevent testing or commercialization of our products, including:
•	the results of preclinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;

•	after reviewing test results, we may abandon projects that we might previously have believed to be promising;

•	after reviewing test results, our collaborators may abandon projects that we might believe are still promising and we would either have to bear the operating expenses and capital requirements of continued development of our therapeutic cancer vaccines or abandon the projects outright;

•	we, our collaborators or government regulators may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks;

•	clinical trials may be delayed as a result of difficulties in identifying and enrolling patients who meet trial eligibility criteria;

•	safety and efficacy results attained in early human clinical trials may not be indicative of results that are obtained in later clinical trials; and

•	the effects of our product candidates may not be the desired effects or may include undesirable side effects that preclude regulatory approval or limit their commercial use, if approved.
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
The principal source of revenues and cash receipts for us is the July 2001 collaboration agreement between our subsidiary, IDM S.A., and Sanofi-Aventis. For the nine months ended September 30, 2006 and 2005, on a consolidated basis, Sanofi-Aventis represented approximately 99% and 88%, respectively, of our revenue. As of July 2006, Sanofi-Aventis has the option to jointly develop and commercialize up to ten of our therapeutic products derived from the patient’s own white blood cells, referred to as cell drugs, over a five-year period. To date Sanofi-Aventis has exercised an option for one product candidate, Uvidem. Under the collaboration agreement, Sanofi-Aventis has no obligation to participate in the development of additional cell drugs. If we are not successful in developing commercially viable product candidates, Sanofi-Aventis may not elect to exercise additional options. If we fail to meet further milestones in the clinical development of Uvidem, Sanofi-Aventis will have no further milestone obligations with respect to Uvidem. Additionally, Sanofi-Aventis may terminate its participation in any given development program at any time without penalty and without affecting its unexercised options for other product candidates. If Sanofi-Aventis does not exercise additional options, or if we are not successful in achieving additional development milestones for Uvidem, we will not receive additional payments from Sanofi-Aventis and our prospects, revenues and operating cash flows will be significantly and negatively affected.
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
We have experienced significant operating losses since our inception. Our cumulative net loss was $172.4 million as of September 30, 2006. It is likely that we will continue to incur substantial net operating losses for the foreseeable future, which may adversely affect our ability to continue operations. We have not generated revenues from the commercialization of any product. All of our revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants, certain asset divestitures and interest income. Substantially all of our revenues for the foreseeable future are expected to result from similar sources. To achieve profitable operations, we, alone or with collaborators, must successfully identify, develop, register and market proprietary products. We do not expect to generate revenues from the commercialization of any product until 2007 at the earliest, assuming that one or more regulatory agencies approve Junovan’s commercialization, which may not occur when expected or at all. We may not be able to generate sufficient product revenue to become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or yearly basis.
*Our substantial additional capital requirements and potentially limited access to financing may harm our ability to develop products and fund our operations, and if we do not obtain additional funding we may be required to sell our assets or our company, or dissolve and liquidate all of our assets.
We will continue to spend substantial amounts on research and development, including amounts spent for manufacturing clinical supplies, conducting clinical trials for our product candidates, advancing development of certain sponsored and partnered programs and the commercialization of Junovan once it has received regulatory approval. While we are taking appropriate steps aimed to contain such expenses, we cannot be certain that we will succeed in such efforts and we will nonetheless need to raise additional funding. We do not have committed external sources of funding and may not be able to obtain any additional funding, especially if volatile market conditions persist for biotechnology companies. We believe our existing cash resources are sufficient to meet our cash requirements through the second quarter of 2007. Our failure to obtain additional funding may also require us to delay, reduce the scope of or eliminate one or more of our research and development projects, sell certain of our assets (including one or more of our drug programs or technologies), sell our company, or dissolve and liquidate all of our assets. Our future operational and capital requirements will depend on many factors, including:
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
We are dependent on the principal members of our scientific and management staff, including Dr. Jean-Loup Romet-Lemonne, Chief Executive Officer, Dr. Bonnie Mills, Vice President, Clinical Operations and General Manager, U.S., and Mr. Hervé Duchesne de Lamotte, Acting Principal Financial and Accounting Officer and General Manager and Vice President Finance, Europe. We have previously entered into employment contracts with the aforementioned scientific and management staff, which we believe provide them incentives to remain as employees with us, although there can be no assurance they will do so. We currently do not have a Chief Financial Officer and Mr. Hervé Duchesne de Lamotte is serving as our principal financial and accounting officer on an interim basis until we hire a Chief Financial Officer. We are currently engaged in a search for a new Chief Financial Officer. We do not maintain key person life insurance on the life of any employee. Our ability to develop immunotherapeutic products and vaccines and achieve our other business objectives also depends in part on the continued service of our key scientific and management personnel and our ability to identify, hire and retain additional qualified personnel. We do not have employment agreements with our non-management scientific personnel. There is intense competition for qualified personnel in chemistry, biochemistry, molecular biology, immunology and other areas of our proposed activities, and we may not be able to continue to attract and retain such personnel necessary for the development of our business. Because of the intense competition for qualified personnel among technology-based businesses, particularly in the Southern California area, we may not be successful in adding technical personnel as needed to meet the staffing requirements of additional collaborative relationships. Our failure to attract and retain key personnel could delay or be significantly detrimental to our product development programs and could cause our stock price to decline.
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
Our immunotherapeutic treatment approach is largely untested. To date, only a limited number of immunotherapeutic antibody-based and vaccine-based products designed to fight cancer have been approved for commercialization, and for only a few specific types of cancer. The basis for most immunotherapeutic treatment approaches being developed for the treatment of cancer is the discovery that cancer cells express more of certain proteins, known as antigens, on their surfaces, which may allow them to be distinguished from normal cells. Immunotherapy is designed either to manipulate the body’s immune cells to target antigens and destroy the cancer cells that over express them or to activate the body’s immune system generally. However, immunotherapy has failed in the past for a number of reasons, including:
•	the targeted antigens are not sufficiently different from those normal cells to cause an immune reaction;

•	the tumor cells do not express the targeted antigen or other target structures at all or in sufficient quantities to be recognized by immune system cells, such as T cells or macrophages;

•	the immune response stimulated by the immunotherapeutic agent is not strong enough to destroy all of the cancer cells ; or

•	cancer cells may, through various biochemical mechanisms, escape an immune response.
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
*If our collaboration or license arrangements are unsuccessful, our revenues and product development may be limited.
     Collaborations and license arrangements generally pose the following risks:
•	collaborations and licensee arrangements may be terminated, in which case we will experience increased operating expenses and capital requirements if we elect to pursue further development of the product candidate;

•	collaborators and licensees may delay clinical trials and prolong clinical development, underfund a clinical trial program, stop a clinical trial or abandon a product candidate;

•	expected revenue might not be generated because milestones may not be achieved and product candidates may not be developed;

•	collaborators and licensees could independently develop, or develop with third parties, products that could compete with our future products;

•	the terms of our contracts with current or future collaborators and licensees may not be favorable to us in the future;

•	a collaborator or licensee with marketing and distribution rights to one or more of our products may not commit enough resources to the marketing and distribution of our products, limiting our potential revenues from the commercialization of a product; and

•	disputes may arise delaying or terminating the research, development or commercialization of our product candidates, or result in significant and costly litigation or arbitration

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
We have one sole source supplier for a component of our EP-2101 non-small cell lung cancer vaccine. This material is not supplied under a long-term contract but we have not had difficulties obtaining the material in a timely manner in the past. The supplier also provides the same material to other customers and we do not believe we are at risk of losing this supplier. We have several other suppliers that are currently our sole sources for the materials they supply, though we believe alternate suppliers could be developed in a reasonable period of time.

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
*Successful commercialization of our future products will depend on our ability to gain acceptance by the medical community.
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
The market prices for securities of biotechnology companies, including our common stock, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are not necessarily related to the operating performance of such companies. From August 16, 2005, when we began trading on the Nasdaq Global Market under our new trading symbol “IDMI” through September 30, 2006, the closing stock price of our common stock ranged from

$2.25 to $6.99 and has been and will continue to be influenced by general market and industry conditions. In addition, the following factors may have a significant effect on the market price of our common stock:
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
Our executive officers and directors (excluding, with respect to Dr. Drakeman, the shares owned by Medarex, Inc., a New Jersey corporation, referred to as Medarex, and with respect to Dr. Deleage, the shares owned by Alta BioPharma Partners, L.P., IDM Chase Partners (Alta Bio), LLC and Alta Embarcadero BioPharma Partners, LLC.), in the aggregate, beneficially own approximately 3.2% of the shares of our common stock as of September 30, 2006. Moreover, Medarex and Sanofi-Aventis own approximately 19.6% and approximately 14.8%, respectively, of the total shares of our common stock outstanding as of September 30, 2006. As a result, Sanofi-Aventis, Medarex and our other principal stockholders, executive officers and directors, should they decide to act together, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors, distribution of dividends, changes to our bylaws and other important decisions, such as future equity issuances. Sanofi-Aventis and Medarex have not entered into any voting agreements or formed a group as defined under the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act.
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
The sale of a large number of shares of our common stock, including through the exercise of outstanding warrants and stock options, following the Combination, or the perception that such sales could occur, could adversely affect the market price of our common stock. In connection with the Combination each of the principal company shareholders and certain executive officers and directors of Epimmune, respectively, who own in the aggregate approximately 81% of the outstanding shares of our common stock as of September 30, 2006 agreed to restrictions on their ability to dispose of their shares of our common stock and related securities for a period of six months following the Combination. Following this lock-up period that expired on February 16, 2006, the principal company shareholders and such executive officers and directors of Epimmune are free to sell half of their shares of our common stock subject to volume restrictions for a further six-month period.

ITEM 6. EXHIBITS

Exhibit
Number	Document Description
3.1	Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 2, 1991.(1)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on April 2, 1993.(2)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 5, 1995.(3)

3.4	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 5, 1995.

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 2, 1998.(4)

3.6	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 2, 1998.(4)

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 12, 1998.(5)

3.8	Certificate of Designations of the Series S and Series S-1 Preferred Stock filed with the Secretary of State of Delaware on June 29, 1999.(6)

3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 1, 1999.(7)

3.10	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on September 23, 1999.(8)

3.11	Certificate of Decrease of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on September 23, 1999.(8)

3.12	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 17, 2004.(9)

3.13	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on August 15, 2005.(10)

3.14	Certificate of Ownership and Merger, filed with the Secretary of State of Delaware on August 15, 2005.(10)

3.15	Amended and Restated Bylaws of the Company.(11)

4.1	Reference is made to Exhibits 3.1 through 3.15.

4.2	Specimen certificate of the Common Stock.(12)

10.64	First Amendment to Employment Agreement with Robert De Vaere dated January 26, 2006.

10.65	Consulting Agreement with Sylvie Grégoire, Pharm.D. dated August 10, 2006.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

(1)	Incorporated by reference to the Company’s Form S-1 Registration Statement and Amendments thereto filed with Securities and Exchange Commission (the “SEC”) (File No. 33-43356).

(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 22, 1993.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the SEC on March 31, 1995.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, filed with the SEC on August 14, 1998.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the SEC on November 16, 1998.

(6)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on July 16, 1999.

(7)	Incorporated by reference to the Company’s Definitive Proxy Statement, filed with the SEC on Form DEF 14A on July 28, 1999.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed with the SEC on November 15, 1999.

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on July 2, 2004.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2005.

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the SEC on March 29, 2002.

(12)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on September 8, 2005.

IDM PHARMA, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDM PHARMA, INC.
Dated: November 14, 2006	By:	/s/ Jean-Loup Romet-Lemonne
Jean-Loup Romet-Lemonne, M.D.
Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2006	By:	/s/ Hervé Duchesne de Lamotte
Hervé Duchesne de Lamotte
Acting Principal Financial and Accounting Officer (Principal Financial and Accounting Officer)