Form 10-K
period 2006-12-31
IDM PHARMA, INC.
filed 2007-04-02
CIK 822206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Common Stock, $.01 par value
(Title of class)

The Nasdaq Stock Market LLC
(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:
None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $29.1 million, based on the closing price on that date of Common Stock on the Nasdaq Global Market.*
The number of shares outstanding of the registrant’s Common Stock, $.01 par value, was 17,955,724 as of March 26, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K.

*	Excludes 5,036,719 shares of Common Stock held by directors and officers and stockholders whose ownership exceeds 10% of the Common Stock outstanding on June 30, 2006. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

PART I

Item 1.	Business

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

Junovan®, Dendritophages®, Bexidem®, Uvidem®, Eladem®, Collidem® and Osidem® are our registered trademarks. All other trademarks or trade names appearing in this report are the property of their respective holders.

Unless specifically noted otherwise, as used throughout these consolidated financial statements, “Epimmune Inc.” or “Epimmune” refers to the business, operations and financial results of Epimmune Inc. prior to the closing of the share exchange transaction between Epimmune and shareholders of Immuno-Designed Molecules, S.A., on August 16, 2005, referred to as the Combination, at which time Epimmune’s name was changed to IDM Pharma, Inc.; “IDM S.A.” or “Immuno-Designed Molecules, S.A.” refers to Immuno-Designed Molecules S.A., a privately-held French company, prior to such transaction; and “IDM,” the “Company” or “we,” “our,” “us” or “its” refers to the operations and financial results of IDM Pharma, Inc. and its subsidiaries on a consolidated basis after the closing of such transaction, and IDM S.A. prior to the closing of such transactions, as the context requires.

Overview

We are a biopharmaceutical company focused on developing innovative products to treat and control cancer while maintaining the patient’s quality of life. We were incorporated in Delaware in July 1987.

Our lead product candidate, Junovan (mifamurtide for injection), known as Mepact in Europe, is part of a new family of immunotherapeutic agents that are designed to destroy residual cancer cells by activating the body’s natural defenses. Junovan activates certain immune cells called macrophages in vivo (meaning inside the body), in order to enhance their ability to destroy cancer cells. We are developing Junovan for the treatment of osteosarcoma, the most common type of bone cancer. This rare, aggressive bone tumor principally affects adolescents and young adults. Junovan has received orphan drug designation in the United States and the European Union for this indication, permitting it to benefit from a set of laws encouraging the development of treatments for rare diseases. In October 2006, we submitted a New Drug Application, or NDA, in electronic Common Technical Document (eCTD) format to the U.S. Food and Drug Administration, referred to as the FDA, for Junovan, requesting approval for its use in the treatment of newly diagnosed resectable high-grade osteosarcoma patients in combination with multiple agent chemotherapy.

The FDA has accepted the NDA file for substantive review, on a standard review basis, contingent upon our commitment to provide pharmacokinetic data for the to-be-marketed Junovan product. The pharmacokinetic data in the submission were collected following administration of the product previously manufactured by Ciba-Geigy. The additional data that we have committed to obtain will provide information on the pharmacokinetic behavior of the IDM-manufactured product when administered in the clinical setting. Following the submission of the NDA ,we submitted a Marketing Authorization Application, or MAA, for Mepact to the European Medicines Agency, or EMEA. The EMEA has determined the application is valid and the review procedure was started in late November 2006.

The Junovan marketing applications include efficacy and safety data from 678 patients with non-metastatic resectable osteosarcoma, 332 of whom received Junovan, and from 115 patients with metastatic or unresectable osteosarcoma, 39 of whom received Junovan in the controlled Phase III clinical trial conducted by the Pediatric Oncology Group (POG) and the Children’s Oncology Group (COG), sponsored by the Division of Cancer

Treatment and Diagnosis of the National Cancer Institute (NCI). Statistical analyses of these data indicate that the use of Junovan prolongs disease-free and overall survival of osteosarcoma patients. The biological effects and safety of Junovan are further supported by data from 17 Phase I and II clinical studies performed by Ciba-Geigy in which an additional 248 patients received at least one dose of Junovan.

We expect that the drug regulatory agencies in the United States and Europe would make a decision regarding marketing approval for Junovan by the end of 2007. In the United States, the FDA may decide to get the advice of an advisory panel prior to making their decision regarding approval of an NDA, and we have been advised that the Oncology Drugs Advisory Committee of the FDA, or ODAC, will review Junovan. However, the timing of these events is subject to risks and uncertainties regarding development, regulatory matters, manufacturing and commercialization, including the timing of the drug regulatory agencies’ review of the regulatory filing, our ability to respond to questions raised by the drug regulatory agencies in a manner satisfactory to the drug regulatory agencies, the time needed to respond to any issues raised by the drug regulatory agencies with regard to regulatory submissions for Junovan, and the possibility that the drug regulatory agencies may not consider preclinical and early clinical development work and existing efficacy data or the Phase III study conduct and analysis as adequate for their assessment of Junovan. These factors may cause delays in review, may result in the regulatory authorities requiring us to conduct additional clinical trials, or may result in a determination by the regulatory authorities that the data does not support marketing approval. As a result, we may not receive necessary approvals from the FDA, the EMEA or similar drug regulatory agencies for the marketing and commercialization of Junovan when expected or at all, and, even if Junovan is approved by regulatory authorities, there is a further risk that we may not be able to manufacture Junovan.

We have an agreement with Novartis granting us an exclusive, worldwide license to intellectual property rights relating to Junovan. We have exclusive worldwide sales and marketing rights for Junovan, except in the UK, Ireland, Israel and South East Europe where we licensed distribution rights to third parties.

We are jointly developing Uvidem, a cell-based vaccine product candidate based on Dendritophages, with sanofi-aventis S.A, or sanofi-aventis. Dendritophages, which are a type of specialized immune cells derived from a patient’s own white blood cells called dendritic cells, are exposed to tumor cell antigens in our production facility and then reinjected into the patient in order to stimulate the immune system to recognize and kill tumor cells that display these antigens on their surface. We recently announced the completion of patient enrollment in two Phase II clinical trials of Uvidem for the treatment of melanoma. Sanofi-aventis has worldwide marketing rights to Uvidem in melanoma.

We are focusing our research and development activities primarily on Junovan and our collaboration with sanofi-aventis for Uvidem in order to contain our expenses. As a result, we have put on hold further development of our other product candidates, including Collidem for treatment of colorectal cancer and Bexidem, a product candidate for which we completed the Phase II stage of a Phase II/III clinical trial for the treatment of superficial bladder cancer in Europe following treatment of all patients in the trial. until collaborative partners can be found or other funding for those programs becomes available.

We control proprietary technology rights in the following areas:

•	for our products that are designed to destroy residual cancer cells, we have rights to both non-cellular immunotherapies that stimulate the immune system non-specifically such as Junovan, and cellular immunotherapies that use activated macrophages, such as Bexidem,

•	for our Dendritophage products that are designed to prevent tumor recurrence, we have rights to specific immunotherapies using dendritic cell vaccines, a type of therapeutic cancer vaccine, and

•	for our synthetic vaccines, we have rights to specific combinations of peptides and analogs of peptides called epitopes.

We have entered into a number of collaborations with academic and non-academic institutions and pharmaceutical companies, which are described in more detail under “Collaboration Agreements and Licenses” below. One of our key collaborations is with sanofi-aventis for the development and commercialization of Cell Drugs, a term we use to refer to therapeutic products derived from a patient’s own white blood cells, which includes MAK cells and

Dendritophages, over a ten-year period. As of December 31, 2006, sanofi-aventis owned approximately 14.8% of our common stock. We also have an agreement with Medarex, Inc., a leader in the development of antibody-based therapies. As of December 31, 2006, Medarex owned approximately 19.6% of our common stock.

In February 2007 we completed a private placement in which we received approximately $12.9 million in gross proceeds from the sale of 4,566,995 shares of IDM common stock and warrants to purchase up to 782,568 shares of IDM common stock.

Industry and Scientific Background

Overview

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

According to the American Cancer Society, cancer is the second leading cause of death in the United States, exceeded only by heart disease. The cancer death rate was 4% higher in 2000 than in 1950, according to American Cancer Society estimates, despite a decrease in death rates for other major chronic diseases during this period. The American Cancer Society also estimates that more than 1.4 million people in the United States will be diagnosed with cancer in 2007 and about 560,000 people will die from the disease. According to the American Cancer Society, lung and bronchus cancer is expected to be the most common fatal cancer in men, representing approximately 31% of cancer deaths, followed by prostate (9%) and colon and rectal cancers (9%). In women, lung and bronchus cancer is also expected to be the most common fatal cancer, representing approximately 26% of cancer deaths, followed by breast (15%) and colon and rectal cancers (10%). As cancer is a disease that may progress slowly, the total number of people living with cancer significantly exceeds the number of patients diagnosed with cancer in a given year.

The treatment of cancer is characterized by a considerable unmet medical need because traditional therapies generally do not cure advanced cancer and their benefits are often limited by the side effects associated with their use. The goal for effective cancer treatment is the complete elimination of cancer cells at the site of tumor origin, as well as at sites to which they have spread. Many kinds of malignant cancer can be put into remission, meaning there is no clinical evidence of disease, using current standard therapies such as surgery, chemotherapy, radiation therapy and hormone therapy. However, many malignant cancers will recur as a result of microscopic deposits of tumor cells that remain undetected or tumor regrowth. In addition, many tumors are inoperable or resistant to chemotherapy either from the beginning of treatment, or after prolonged treatment. Moreover, radiation and chemotherapy are highly toxic and affect healthy cells as well as cancer cells, causing impairment of the immune system and severe side effects in rapidly dividing tissues such as blood cells and cells lining the digestive tract.

Osteosarcoma

About 3% of all childhood cancers are osteosarcoma. Because osteosarcoma usually develops from osteoblasts, it most commonly develops in teenagers who are experiencing their adolescent growth spurt. Osteosarcoma is an orphan disease and there are approximately 1,000 new cases of osteosarcoma in the United States each year. A similar incidence of the disease exists in Europe. According to the Children’s Oncology Group, the survival of children with osteosarcoma has remained at 60-65% since the mid-1980s. The standard treatment for osteosarcoma is tumor resection with combination chemotherapy before and after surgery.

Melanoma

Melanoma is the most serious form of skin cancer. Around 62,000 new cases were diagnosed in 2002 in Europe and almost 17,000 people in Europe died from the disease. According to American Cancer Society statistics, in

2007 in the United States, almost 59,940 new cases are expected to be diagnosed and it is estimated that approximately 8,110 people will die from the disease.

Lung cancer

Cancer of the lungs continues to be a major health problem with a very high mortality rate and represents the leading cause of cancer death in the United States. According to the American Cancer Society, approximately 213,380 new lung cancer cases will be diagnosed in the United States in 2007, and an estimated 160,390 patients will die from lung cancer. The American Cancer Society also estimates that non-small cell lung cancer, or NSCLC, represents 87% of all lung cancers.

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

Macrophages are large white blood cells capable of ingesting microbes and diseased cells, including cancer cells. They begin their life in the bone marrow; enter the blood where they are known as monocytes and then mature into macrophages upon entering tissues. Some macrophages are naturally attracted by tumors, where they can either facilitate tumor growth or destroy tumor cells. Macrophage activators can be used to manipulate this dual function of macrophages. The ability of macrophages to destroy tumor cells can be harnessed by activating macrophages inside the patient’s body or outside the body and reinjecting them into the patient.

Our lead product candidate, Junovan, is one of a family of macrophage activators, or immune system stimulants, that activate macrophages inside the body. Junovan is a fully synthetic chemical entity based on immunostimulatory components and designed to activate macrophages. It is administered in a formulation that promotes selective delivery to tissue macrophages most prominent in the lung and liver. Extensive development of Junovan has been completed, including a large randomized Phase III study in patients with osteosarcoma. We have submitted filings in the United States and the European Union requesting approval to market Junovan for use in the treatment of newly diagnosed resectable high-grade osteosarcoma patients in combination with multiple agent chemotherapy. Junovan has received orphan drug designation in the United States and the European Union for use in this cancer indication.

Macrophages can also be activated outside the human body (ex-vivo). We have developed a process for activating macrophages to convert them into Monocyte-derived Activated Killer cells, or MAK cells, by withdrawing a patient’s monocytes and activating them ex-vivo using a synthetic version of a natural activator called gamma interferon. MAK cells have the property to recognize and destroy tumor cells. Pharmacological studies of tumor-bearing rodents have shown evidence of significant regression of experimental tumors after treatment with MAK cells. Phase I/II clinical trials were undertaken in human patients with mesothelioma, a type of lung cancer usually associated with exposure to asbestos, bladder cancer and ovarian cancer. These studies established that local injection of up to one billion MAK cells in the pleural cavity, bladder or peritoneum is well-tolerated. No significant serious adverse events were attributed to the MAK cell products administered in the more than 100 patients treated so far by local injection in these locations. We have one MAK cell product candidate, Bexidem. We completed a Phase II clinical trial of Bexidem for the treatment of superficial bladder cancer and have put further development of Bexidem on hold until a collaborative partner or further funding for the project is found.

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

Tumor control or regression following immunotherapy is associated with cellular and antibody mediated or humoral immune reactions. Specialized immune cells called T lymphocytes, also known as T cells, circulate in the bloodstream and throughout the body to target and destroy tumor cells or pathogens that they have been “educated” to recognize. This recognition occurs when circulating T lymphocytes are specifically attracted to antigen fragments, known as antigen-specific epitopes, which are presented on the surface of cancer cells or cells infected with pathogens. T cells become educated and activated when they are first presented such specific epitopes by other immune system cells called dendritic cells. For this exposure to be effective, the epitopes must be located on specific molecules, called MHC molecules, present on the surface of dendritic cells. Educated T cells initially circulate in the blood and then remain in the lymph nodes in order to preserve an immune memory, thereby facilitating a long-lived immune response that can mediate its effect upon reappearance of the same pathogen or tumor.

Through our agreement with Pharmexa, we have access to an epitope identification system called EIS® to rapidly identify antigen-specific epitopes from the genetic information of tumor-associated antigens. Using EIS, we have identified epitopes for a number of indications, including lung, colon and breast cancers. The identified epitopes include those that are recognized by cytotoxic T cells called CTL epitopes, and those recognized by helper T cells called HTL epitopes. Among the identified epitopes, those that are selected have the highest affinity for their interaction with MHC molecules and are therefore the most potent for inducing immune responses. EIS is also used to modify epitopes to increase ability to induce immune responses. In order to elicit helper T cell activation, we also have access to PADRE through a license from Pharmexa. The PADRE technology consists of a family of proprietary molecules that are potent, synthetic, universal epitopes for helper T-cells. When combined with vaccines, PADRE assists in boosting the helper T cell response, which in turn augments both cellular and antibody responses.

We have developed a method for the ex vivo generation of monocyte-derived dendritic cells, or Dendritophages, using IL-13, a biological compound that contributes to the transformation of white blood cells into Dendritophages. In our good manufacturing practices, or GMP, compliant manufacturing facilities, we generate Dendritophages and expose them to relevant antigens or epitopes before reinjection into the patient. The effects of Dendritophages loaded with a recombinant protein, tumor cell lysates which are a type of cell extract, or epitopes have been or are currently being studied in Phase I/II clinical trials. We are jointly developing one of our products based on Dendritophages, Uvidem, with sanofi-aventis. We recently announced the completion of patient enrollment in two Phase II clinical trials of Uvidem for the treatment of melanoma. We also have a second product candidate based on Dendritophages, Collidem, which completed Phase I/II development for the treatment of colorectal cancer. Preliminary Uvidem Phase II data in melanoma have been accepted for oral presentation at the American Society of Clinical Oncology, or ASCO, in 2007.

Advantages of Our Approaches

We believe that our immunotherapy products represent a significant innovation in the development and delivery of cancer therapeutics and consider them to be complementary to existing approaches for the following reasons:

•	Multiple and Complementary Product Categories. We use different innovative approaches to fight cancer. We use both ex vivo and in vivo activation of immune cells to stimulate and enhance the body’s natural defenses. We are developing products to destroy residual cancer cells, such as our macrophage activators and our MAK-based products, and products to prevent tumor recurrence, such as our synthetic-peptides-based or Dendritophage-based cancer treatments.

•	Unique Macrophage-Based Approach. To our knowledge, we are the only company that is developing products based on activation of macrophages. These include our MAK cell products and Junovan.

•	Benefits of Ex-Vivo Engineering of Dendritophages. Our Dendritophages are produced outside the body and therefore in isolation from the potential negative effects of cancer on dendritic cell function. As a result, we believe that they should continue to function after injection into a cancer patient to trigger a broad immune response.

•	Potential Product Synergies. Our immune system stimulants, such as Junovan, have independent therapeutic activity as well as the potential to enhance the activity of some of our Cell Drugs. If successful, these products could be used alone and in combination, increasing their potential value.

•	Low Toxicity and Well-Tolerated. Unlike chemotherapy and other conventional cancer treatments, our multiple approaches to immunotherapy have been shown in clinical trials to have low toxicity and to be well-tolerated.

•	Designed to Treat a Wide Variety of Cancers. Because our MAK cells are not tumor specific and because our Dendritophages can be loaded with a variety of antigens or synthetic peptides, we are able to develop new product opportunities for the treatment of a variety of cancers.

•	Use of Epitopes in Vaccine Development. By selectively modifying epitopes included in our synthetic vaccines, we believe we can enhance the desired immune response, and by using multiple epitopes from multiple tumor-associated antigens, increase the likelihood that the vaccine will continue to elicit an effective immune response.

Product Development Programs

We have submitted applications in the United States and the European Union requesting approval to market Junovan, our lead product development candidate, for use in the treatment of newly diagnosed resectable high-grade osteosarcoma patients in combination with multiple agent chemotherapy. Our preclinical and clinical stage product development programs are summarized in the following table. We are focusing our research and development activities primarily on Junovan and our collaboration with sanofi-aventis for Uvidem and, in order to contain our expenses, have put on hold further development of Bexidem and other product candidates until collaborative partners can be found or other funding for these programs becomes available.

Product Candidate	Description	Primary Indication(s)	Status*	Marketing Rights

Product Candidates to Destroy Residual Cancer Cells
Junovan	Liposomal muramyl-tripeptide phosphatidylethanol- amine	Osteosarcoma	NDA filed in U.S.; MAA filed in EU	IDM + Cambridge Labs (United Kingdom and Ireland), Medison Pharma (Israel) and Genesis Pharma (South East Europe)
Bexidem	MAK	Bladder cancer	Phase II	IDM
Product Candidates to Stimulate an Immune Response and Prevent Tumor Recurrence
Uvidem	Dendritophage + melanoma tumor cell lysates	Melanoma	Phase II	sanofi-aventis
EP-2101	Multiple tumor-associated CTL epitopes	Non-Small Cell Lung cancer	Phase II	IDM
Collidem	Dendritophages + tumor associated antigen peptides	Colorectal cancer	Phase I/II	IDM

*	Human clinical trials are usually conducted in three sequential phases that may overlap. In Phase I, the drug is typically introduced into healthy human subjects to determine the initial safety profile, identify side effects and evaluate dosage tolerance, distribution and metabolism. In Phase II, the drug is studied in a limited patient population with the target disease to determine preliminary efficacy and optimal dosages and to expand the safety profile. In certain cases, regulatory authorities may permit Phase I and Phase II to be combined into a single Phase I/II trial by accepting a Phase II protocol in which the first few patients are more specifically tested for safety and tolerance. This is particularly true in instances where it may be inappropriate to conduct Phase I studies in normal volunteers, such as is the case with our cellular products. In Phase III, large-scale comparative trials are conducted in patients with the target disease to provide sufficient data for the proof of efficacy and safety required for product approval by regulatory agencies. Regulatory authorities may permit Phase II and Phase III trials to be combined into a single Phase II/III trial by accepting a protocol that typically includes a planned interim analysis after an initial group of patients (Phase II) is treated to help guide a decision about continuation or modification for the Phase III portion. Preclinical studies involve laboratory evaluation of product characteristics and laboratory and/or animal studies to assess the potential efficacy and safety of the product, as well as development of manufacturing processes for clinical production.

Our Clinical Stage Products

Our Product Candidates to Destroy Residual Cancer Cells

Junovan for Treatment of Osteosarcoma.  Junovan is an immune system stimulant that we are developing for the treatment of osteosarcoma, which is a rare aggressive bone tumor that occurs primarily in adolescents and young adults. Current standard therapy includes surgical removal of the primary tumor and systemic chemotherapy. Long-term disease-free survival can be achieved in approximately up to 65% of patients diagnosed without metastases. The others will relapse, typically with metastases in the lungs. When the lung nodules can be completely removed, the 5-year survival rate is between 20% and 45%, but is reduced to less than 5% for those patients that are inoperable. The incidence of osteosarcoma is low, with approximately 1,000 new cases per year in the United States, mostly among children and adolescents, qualifying Junovan for orphan drug designation in the United States for this disease in 2001. We have also received orphan drug designation for Junovan in the European Union in 2004. This designation allows us to benefit from certain advantages during product development and defined years of market exclusivity after marketing approval in both geographies. Financial advantages include reduced or waived fees associated with the filing of an MAA and we can also benefit from tax incentives for as much as 50% of clinical development costs.

In October 2006, we submitted an NDA in eCTD format to the FDA for Junovan, requesting approval for its use in the treatment of newly diagnosed resectable high-grade osteosarcoma patients in combination with multiple agent chemotherapy. The FDA has accepted the NDA file for substantive review, on a standard review basis, contingent upon our commitment to provide pharmacokinetic data for the to-be-marketed Junovan product. The pharmacokinetic data in the submission were collected following administration of the product previously manufactured by Ciba-Geigy now Novartis. The additional data that we have committed to obtain will provide information on the pharmacokinetic behavior of the IDM-manufactured product when administered in the clinical setting. Following the submission of the NDA, in November 2006 we submitted an MAA for Mepact to the EMEA.

We expect that the drug regulatory agencies in the United States and the European Union would make a decision regarding marketing approval for Junovan by the end of 2007. In the United States, the FDA may decide to get the advice of an advisory panel prior to making their decision regarding approval of an NDA, and we have been advised that the Oncology Drugs Advisory Committee of the FDA, or ODAC, will review Junovan. However, the timing of these events is subject to risks and uncertainties regarding development, regulatory matters, manufacturing and commercialization, including the timing of the drug regulatory agencies’ review of the regulatory filing, our ability to respond to questions raised by the drug regulatory agencies in a manner satisfactory to the drug regulatory agencies, the time needed to respond to any issues raised by the drug regulatory agencies with regard to regulatory submissions for Junovan, and the possibility that the drug regulatory agencies may not consider preclinical and early clinical development work and existing safety and efficacy data or the Phase III study conduct and analysis as adequate for their assessment of Junovan. These factors may cause delays in review, may result in the regulatory authorities requiring us to conduct additional clinical trials, or may result in a determination by the regulatory authorities that the data does not support marketing approval. As a result, we may not receive necessary approvals from the FDA, the EMEA or similar drug regulatory agencies for the marketing and commercialization of Junovan when expected or at all, and, even if Junovan is approved by regulatory authorities, there is a further risk that we may not be able to manufacture Junovan.

A randomized Phase III study of Junovan for the treatment of newly diagnosed osteosarcoma in combination with a three- or four-drug chemotherapy regimen was conducted by Children’s Oncology Group, under an investigational new drug application, or IND, granted by the FDA and held by the National Cancer Institute, prior to our purchase of Junovan in 2003. Statistical analyses indicate that the use of Junovan prolongs the disease-free and overall survival of osteosarcoma patients. Junovan is currently limited for clinical investigational use only; its safety and efficacy have not been approved for commercial distribution by any regulatory agencies. We submitted an NDA with the FDA and an MAA with the EMEA in the fourth quarter of 2006.

The NDA and MAA for Junovan (Mepact in Europe) are based on disease-free survival and overall survival benefits observed in the Phase III study. We can make no assurances that the FDA or any other regulatory body will find the Phase III trial results and other data on Junovan described below sufficient to support approval for marketing Junovan.

Six hundred and seventy-eight patients with newly diagnosed non-metastatic respectable high grade osteosarcoma were treated with Junovan in combination with chemotherapy following surgery at a dose between 2mg/m2 + 2mg twice a week for 12 weeks and then once a week for 24 weeks. With a median follow up of almost 5 years, patients receiving Junovan had a significant improvement in Disease Free Survival (DFS) (p<0.0245) and Overall Survival (OS) (p<0.0183). At 6 years, the probability of survival when Junovan is combined with adjuvant chemotherapy is 77% (95%CI;72-83%) compared to 66% (95%CI;59-73%) without Junovan, a clinically meaningful finding in pediatric population where the longer the survival, the greater the chance that the patient is cured of cancer. Additional survival data from the COG (median 7.7 years) support the survival benefit of Junovan in the treatment of non-metastatic osteosarcoma. Junovan was generally well tolerated. The most common adverse events include chills, fever, nausea, vomiting, myalgia, headache, tachycardia (fast heart rate) hypo- and hypertension, fatigue and shortness-of-breath, generally mild to moderate in nature and consistent with the activation of monocytes and macrophages by Junovan.

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

Overall, almost 400 patients with advanced malignancies, of which more than half were under an IND and for which we have detailed data, have been treated in Phase I/II trials with Junovan. In general, Junovan demonstrated acceptable tolerability, even when administered once weekly up to six months. These studies, conducted in the United States, Canada, Belgium, Germany and France, established the safety profile of Junovan and provided information for dosing schedules.

Preclinical studies with Junovan in mice and dogs demonstrated tumor regression in mice with lung and lymph node disease and 36% long-term survival (greater than one year) in dogs with spontaneous osteosarcoma treated with a combination of surgery, chemotherapy and Junovan. We believe Junovan may have potential for treatment of other types of cancer, because it targets pulmonary macrophages. We anticipate we may explore its use in the treatment of cancers that are prone to lung or liver metastases, such as breast, gastrointestinal and renal cancers.

Bexidem for Treatment of Superficial Bladder Cancer.  Bexidem is a cell-based immunotherapeutic consisting of MAK cells derived from a patient’s own white blood cells. This Cell Drug is in development as an adjuvant treatment after transurethral resection, or TUR, for patients with superficial bladder cancer.

The initial treatment for patients with superficial bladder cancer is surgical removal of tumors by TUR, which is often sufficient for low-risk tumors. The risk of recurrence and progression of the disease is correlated to the stage and grade of tumors as well as to their number. Intravesical therapies are most often used after TUR in patients with multiple tumors, with recurrent tumors or with high-risk tumors. BCG, an immunostimulant initially developed as a vaccine to prevent tuberculosis, is a commonly used treatment for superficial bladder tumors, especially certain aggressive tumors. Several studies have shown that BCG therapy following tumor removal, compared to tumor removal alone, provides therapeutic benefit. However, recurrence-free survival is only observed in 48% of treated patients. Furthermore, significant toxicities are associated with BCG intravesical therapy. As a result, many bladder cancer patients fail BCG therapy or are unable to complete it because of toxicity. There is therefore considerable unmet medical need for treatment of recurring superficial bladder cancer.

In a pilot Phase I/II study, we evaluated the ability of Bexidem to reduce tumor recurrence in superficial bladder cancer. Based upon proof of concept in this trial demonstrating a good tolerance of the intravesical treatment and potential clinical efficacy provided the basis for commencement of a European, multicenter, open-label, randomized Phase II/III study that compares Bexidem to intravesical BCG therapy in patients with intermediate to high risk of recurrence of superficial papillary bladder cancer after complete transurethral resection. We completed the recruitment of 138 patients for the Phase-II stage of this study in Europe in December 2005. All patients completed the treatment in the second half of 2006.

In November 2005, we filed a Special Protocol Assessment, or SPA, request for a Phase II/III clinical study of Bexidem planned in the United States. The SPA is a process that provides the trial sponsor with binding written agreement from the FDA that the design and analysis of the study are adequate to support a license application submission if the study is performed according to the SPA specifications. We received the SPA in June 2006. This randomized, controlled, multi-center pivotal trial plans to include approximately 300 patients with superficial bladder cancer with a history of failure of BCG therapy. The primary endpoint is time to recurrence.

We do not plan to proceed with further development of Bexidem until a collaborative partner can be found or other funding becomes available. We are seeking a partner to share Bexidem Phase III clinical development activities and costs with us.

Products to Prevent Tumor Recurrence

Uvidem for Treatment of Melanoma.  Uvidem is a Cell Drug made from a patient’s own cells and consists of Dendritophages loaded with melanoma cell antigens using cell lines licensed to us by third parties. Uvidem is in Phase II clinical trials for the treatment of melanoma. We are jointly developing Uvidem with sanofi-aventis.

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

We are conducting two Phase II clinical trials of Uvidem in melanoma. The first Phase II clinical trial, which is on-going in the United States, includes 38 patients with malignant melanoma and is meant to assess Uvidem’s clinical activity and safety in patients with in-transit or low volume metastatic melanoma. The preliminary results of this trial have been accepted for oral presentation at ASCO, 2007. The second Phase II clinical trial, on-going in Europe, is a randomized trial to compare the induction of immune responses by Uvidem alone or in combination with low doses of pegylated interferon alpha in 53 patients with stage II/III melanoma patients. We announced completion of patient enrollment in both Phase II trials in February 2007.

We completed a randomized Phase I/II safety study that compares immune responses with two different versions of Uvidem in stage IV melanoma patients. Out of the 49 treated patients, no significant adverse events related to the treatment have been reported. Disease stabilizations were observed in 10 patients representing 20% of all treated patients. Furthermore, 14 patients out of 40 who were analyzed were immune responders.

We also completed a single arm Phase I/II study in 15 patients with stage IV metastatic melanoma using Dendritophages loaded with melanoma antigens. The product was well-tolerated with no major product-related toxicities reported. Increases in immune responses were detected after administration of Uvidem in some patients. Signs of activity were observed, with one patient in complete remission for more than 18 months and one patient with stable disease for 10 months.

EP-2101 for Non-Small Cell Lung Cancer.  The current course of treatment for lung cancer includes surgery, if appropriate, followed by various regimens of radiation and chemotherapy to try to destroy cancer cells. High dose chemotherapy causes well-known adverse side effects such as hair loss, decreased function of various organs, and a substantial suppression of the immune system, leading to susceptibility to infection.

In a Phase I/II clinical trial of EP-2101, a therapeutic, multi-epitope vaccine in NSCLC and colorectal cancer patients, final safety data showed that the EP-2101 vaccine was safe and well tolerated in the 24 patients who were treated with the vaccine. Final immunogenicity data from the patients analyzed showed that the vaccine was immunogenic and effective at inducing strong and broad CTL responses in at least 50% of the patients.

Based on these immune responses, a Phase II clinical protocol was initiated in advanced stage NSCLC patients. The primary endpoints for this trial are safety and overall survival, with progression-free survival, and immunogenicity of vaccine epitopes being secondary endpoints. In February 2006 we determined that the number of patients enrolled and treated in the study represented a sufficient study population to guide our future development of EP-2101, and the study was closed to further enrollment earlier than initially planned. In addition, the clinical protocol was amended to extend the treatment of patients who completed one-year on study without disease progression, to allow for a second course of treatment. Additional follow up data will be obtained from this protocol amendment, which will also help us to assess potential benefit.

We presented preliminary data on the immune responses in the Phase II trial at the International Society for the Biological Therapy of Cancer meeting held in Los Angeles in October 2006. These data confirm the data from the Phase I/II trial, showing the vaccine to be immunogenic, inducing broad CTL responses that were detected out to one year. The complete analysis of immune responses in this trial has been accepted for poster presentation at ASCO 2007. We do not plan to proceed with further development of EP-2101 until a collaborative partner can be found or other funding becomes available.

EP-2101 is composed of multiple tumor-specific CTL epitopes that were selected from tumor-associated antigens. Some of the epitopes have been modified to create analogs in order to enhance the potency of the T cell response induced by the vaccine. EP-2101 is delivered as an injection of peptide epitopes in combination with conventional adjuvant. In addition, the vaccine candidate includes the PADRE universal helper T cell epitope we have licensed from Pharmexa.

Collidem for Treatment of Colorectal Cancer.  Collidem is a Cell Drug that for which we have completed Phase I/II development for the treatment of advanced colorectal cancer. Collidem is composed of Dendritophages that have been loaded with six CTL epitopes from three tumor associated antigens, or TAA, including two proprietary native epitopes and four modified, or analog, epitopes. Tolerance to TAA, which is a failure of the immune system to recognize the cancer as diseased tissue, may be broken by using these analog epitopes which enhance the potency of the T cell response. The dendritic cells are also loaded with PADRE as an immunostimulant. A control antigen is included to assess general immune function in the patients.

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

We completed a Phase I/II trial of Collidem and reported the results of that trial at the ASCO Gastrointestinal Cancers Symposium in January 2006. This pilot study in very advanced patients met its end point showing a well-tolerated treatment with the induction of immune responses. We do not plan to proceed with further development of Collidem until a collaborative partner can be found or other funding becomes available.

Product Manufacturing

We rely on two methods for manufacturing our product candidates: outsourcing and in-house manufacturing.

Junovan and EP-2101 are product candidates for which we rely on outsourced manufacturing.

MTP-PE is the active ingredient in Junovan. MTP-PE is a fully synthetic analogue of muramyldipeptide, a naturally occurring component of bacterial cell walls that is synthesized in a multi-step process. Junovan is a liposomal formulation of MTP-PE combined with two synthetic lipids, a type of organic compound. When saline is added to the final product, the lipids form liposomes, which are spherical vessels used to deliver MTP-PE to macrophages and monocytes. In seeking regulatory approval for Junovan, we have established outsourcing arrangements with third parties to provide us with our supply and manufacturing needs for commercialization of Junovan.

Currently we have contracts with third-party suppliers for the manufacture of the active ingredient (MTP-PE), excipients and final product for Junovan. We also have an agreement with another supplier for performing the key tests necessary for the excipients release of Junovan. We have not identified other vendors that might provide these products and services should the ability of our current contractors to manufacture and test MTP-PE and/or Junovan be impaired. Delays or impairment of our ability to continue manufacturing or testing could be caused by physical damage or impairment of our supplier facilities, departure of key staff, failure to renew manufacturing agreements with them or other unforeseen circumstances. Such impairment could significantly impact our ability to commercialize Junovan should we receive regulatory approval to do so. Even if we were able to identify potential alternative suppliers, it would take a significant amount of time and resources to initiate and validate all of the required processes and activities to bring the new supplier on-line, resulting in interruptions in the availability of Junovan.

For our EP-2101 vaccine candidate, the peptides are assembled using standard chemistry for solid phase peptide synthesis. The 10 peptides are dissolved into one of three solvent systems, and the three peptide-containing pools are sterilized by filtration. Under aseptic conditions, the three peptide pools are combined and then homogenized with an adjuvant to form the EP-2101 drug product.

For in-house manufacturing, we rely on licensing and collaboration agreements with our partners to supply us with certain ancillary components and raw materials required for our manufacturing processes, including biological products, chemical compounds, antibodies and antigens.

We have pioneered the development of an efficient manufacturing process for generating our Cell Drugs. Under this process, white blood cells are collected from a patient at a clinical site and then stimulated ex vivo at our manufacturing facilities. In the stimulation process for MAK cell products, white blood cells are cultured for seven days in a solution containing a stimulating factor called Granulocyte Macrophage Colony Stimulating Factor, or GM-CSF, that causes them to transform into macrophages. Later in the process, a synthetic version of gamma interferon, a natural compound that activates macrophages, is added in order to enhance the ability of the macrophages to kill cancer cells. We have also developed a similar process for producing Dendritophages, during which white blood cells are cultured for seven days in a solution containing GM-CSF and IL-13. Together, these compounds cause white blood cells to transform into Dendritophages. Both of these processes are undertaken in centralized manufacturing facilities under GMP conditions.

We rely on external suppliers for the production of IL-13, which is used in the manufacturing of our Dendritophage product candidates. We believe that we currently possess enough IL-13 for our short- to medium-term needs. However, once any of our Dendritophage product candidates enter into Phase III clinical trials, we will require a supply of IL-13 that conforms to GMP. We have an agreement with Biotecnol aimed at developing a GMP compliant IL-13 manufacturing process, which is described in more detail under “Collaboration Agreements and Licenses” below.

We also rely on external suppliers for the production of melanoma cell-line lysates which are used in the manufacturing of Uvidem. We believe that we currently possess enough lysates for our short-term needs. However, in order to initiate further clinical trials of Uvidem, we will require a supply of lysates that conforms to GMP. We have an agreement with a third party supplier aimed at manufacturing GMP compliant lysates. Should the ability of this contractor to manufacture lysates be impaired, we would experience significant delays in the Uvidem development program. Even if we were able to identify potential alternative suppliers, it would take a significant amount of time and resources to initiate and validate all of the required processes and activities to bring the new supplier on-line, resulting in interruptions in the availability of lysates

We have been able to produce large quantities of Cell Drugs, which can be divided into individual doses and frozen for delivery and subsequent administration. We have produced Cell Drugs in our own facilities for our research and development programs, preclinical testing and clinical trials. Following manufacture, the final product is shipped to the clinical center for administration to the patient. We currently have one clinical scale manufacturing facility operational in Paris, France, and a second such facility in Irvine, California.

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

Marketing and Sales

We currently have no marketing, sales or distribution capabilities. We plan to market Junovan and our Cell Drugs and other immunotherapy products either directly or through collaborations with third parties. We have initiated such collaborations through our agreement with Cambridge Laboratories for the distribution of Junovan in the UK and Ireland, with Medison Pharma for the distribution of Junovan in Israel and with Genesis Pharma for the distribution of Junovan in South East Europe. We are currently evaluating the possibility of commercializing Junovan in other geographic areas through collaborations with other third parties. If we were to commercialize any of our products ourselves, we would have to develop marketing and sales capabilities on our own or hire a third party to provide sales personnel instead of developing our own staff.

Collaboration Agreements and Licenses

We plan to continue to develop collaborations with academic and non-academic institutions and pharmaceutical companies as appropriate to secure access to specific technologies and compounds that we require for our research and development. We rely heavily on our collaboration partners, most importantly sanofi-aventis, to aid us in clinical trials, manufacturing our products and for certain proprietary technology. If our product candidates receive marketing approval, we may also rely on collaboration partners to market our products. In addition, in the ordinary course of our business, we enter into collaborations with third parties for the conduct of clinical trials and for the supply and production of certain of our product candidates or their components. Our principal collaborations and licenses are described below.

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

In connection with the 2001 Agreement, sanofi invested approximately $33 million in our subsidiary and as a result of the Combination, owned approximately 14.8% of our outstanding common stock as of December 31, 2006.

Sanofi has remaining options to participate in the clinical development of up to ten (or up to two per year) Cell Drugs through 2011. With respect to any Cell Drug Program, sanofi’s option is exercisable at the beginning of clinical development of the product related to that program, following presentation by us to sanofi of a satisfactory development plan including proof of concept in vitro and safety in vivo.  One such option was exercised by sanofi for the ongoing development of Uvidem for treatment of melanoma.

For all but two of the 20 Cell Drug Programs, sanofi will pay us an up-front payment upon exercising its option for any Cell Drug Program and further milestone payments are scheduled upon successful completion of Phase I, II and III clinical trials (followed by a decision to commercialize). Sanofi may select the two Cell Drug Programs for which such payments are not required, but the two programs may not be chosen consecutively.

With respect to each of the Cell Drug Programs, sanofi will pay us a final milestone payment once marketing approvals for a selected product have been obtained. Part of this payment will be made upon obtaining FDA approval and the rest upon obtaining approval from the EMEA or from the regulatory authorities of a certain number of countries in Europe. The precise amount to be paid will be determined when such regulatory approvals are granted and will reflect the marketing potential of the specific product. In addition, the amount may be supplemented later to reflect increased market potential, expansion of the product’s indications or the territory for which it is approved.

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

Prior to the 2001 Agreement, we had entered into a protocol with sanofi, referred to as the 1999 Protocol, which was replaced by an agreement signed on November 30, 2001, referred to as the IL-13 Agreement. Under the IL-13 Agreement, sanofi agreed to provide us with a non-exclusive license to IL-13 intellectual property to meet our requirements through commercialization, including a right to sub-license with sanofi’s approval. In exchange, sanofi was issued shares in our subsidiary, IDM S.A., and granted warrants to purchase additional shares of IDM S.A. capital stock. These warrants were exercised on August 12, 2005, prior to the Combination, in exchange for a new license agreement for our use of IL-13 in Phase III clinical trials and for the commercialization of our products using IL-13. This exercise was recorded as an increase of our stockholders’ equity for $2.0 million, corresponding to the value of the stock received by sanofi-aventis calculated using the fair value of our shares in the Combination. The license to IL-13, which was valued at the same amount, was written off as an impairment charge in the third quarter of 2005 in accordance with our established policies since it had no alternative future use.

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

Under the ARTA Agreement, Medarex granted us licenses to manufacture and commercialize several antibodies developed by Medarex. In addition, we agreed to expend a specific amount related to a research and development program with respect to any of the antibodies or products licensed under the ARTA Agreement. As of December 31, 2006, we had met our obligations with respect to such expenditure and program. Unless earlier terminated, the ARTA Agreement remains in force on a country-by-country and product-by-product basis until expiration of the last patent covering any product contemplated by the agreement.

In consideration for Medarex’s granting of the licenses and certain payments made by Medarex, IDM S.A. issued shares and units to Medarex, pursuant to the Unit Purchase Agreement signed with Medarex in July 2000. Each “unit” comprised one IDM S.A. share and 19 warrants, each warrant giving the right to subscribe for one bond convertible into or redeemable for one IDM S.A. share, at a price of $10.01 per bond, from September 11, 2002 through September 10, 2012. These warrants were exercised on August 12, 2005, prior to the Combination, all of the bonds were converted, and Medarex owned approximately 19.6% of our outstanding common stock as of December 31, 2006.

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

Under the DCS Agreement, each party granted to the other the right to use and reference marketing authorization approvals for dendritic cell products jointly developed under the DCS Agreement using the anti-CTLA-4 antibody, together with information of either party that is relevant to the development of dendritic cell products. In addition, each party granted to the other certain limited worldwide exclusive licenses under patents related to the collaboration. In consideration of the rights and licenses granted by each party to the other, we agreed to pay to Medarex certain milestone payments upon approval of the first biologic license application or equivalent in the United States, upon regulatory approval for marketing in the European Union, and upon regulatory approval for marketing in Japan. If Medarex grants a sublicense under the rights and licenses granted to Medarex by us under the DCS Agreement to a third party for the research, development or commercialization of a product based on Dendritophages for prostate cancer, Medarex has agreed to pay us a certain percentage of net revenues received from the sub-licensee. Further, if Medarex grants a sublicense to a third party under certain of our patents or joint patents, then Medarex has agreed to pay us a percentage of net revenues received from the sub-licensee, which percentage varies depending on the characteristics of the sublicense.

The DCS Agreement is effective until May 2007.

License Agreement with Novartis

Through the acquisition of certain assets relating to Junovan from Jenner Biotherapies, Inc. in April 2003, we obtained an exclusive worldwide license from Ciba-Geigy Ltd., now known as Novartis, covering patent rights to compounds that we use in the production of Junovan and Jenact. Under the license agreement, we are required to make certain milestone payments with respect to each of these compounds upon completion of specific development milestones, which payments may be staged so that milestone payments do not exceed a specified portion of gross profits based on sales of the applicable product in any year. We also agreed to pay royalties with respect to net sales of the licensed products. Part of the milestone payments may be credited against these royalty obligations. With respect to Junovan, we are required to make milestone payments and, as of December 31, 2006 have achieved two milestones totaling $750,000 that would be payable in the event that Junovan is successfully commercialized. No amount has been recorded in the Company’s financial statements for these milestone payments because, under the terms of the agreement, the payment is not required to be made until the achievement of gross profit related to the product. Unless earlier terminated, the license agreement shall continue on a country-by-country and product-by-product basis until there are no remaining royalty payments in each country covered by the patents obtained under the agreement. In addition to certain standard termination clauses, we may terminate the agreement with respect to any patent upon 60 days’ written notice.

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

License Agreement with Eli Lilly

Through the acquisition of certain assets of Jenner Biotherapies, Inc., we obtained a co-exclusive worldwide license from Eli Lilly and Company for patent rights and biological materials relating to the development of products based on Kalikrein Surface Antigen (KSA). Under this agreement, we will be obligated to pay royalties on net sales if we commercialize a KSA product. In addition, we will be required to pay milestone payments upon certain clinical or regulatory events for a KSA product. Part of one of the milestone payments may be credited against our royalty obligations. Unless earlier terminated, the license agreement shall continue until the latest expiration of any patent right in its scope. In addition to certain standard termination clauses, we may terminate the license agreement with respect to any country and/or any patent right in its scope upon 60 days’ notice.

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

Government Research Funding

In 2003, we received a grant through a French Government sponsored program to conduct research related to dendritic cell therapy in solid tumors.

A European Union research grant related to our Dendritophage and liposomal KSA technologies was received in December 2003. We expect to receive approximately $0.7 million in total through this grant which program was extended until the end of June 2007.

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

In May 2004, we received a grant from the NCI to support our continuing and detailed analysis of the immune responsiveness of patients immunized with our multi-epitope cancer vaccine candidate, EP-2101, in the Phase I/II clinical trials we conducted with the vaccine.

In January 2007, we received a grant through a new French Government sponsored program to conduct research and clinical studies related to macrophages with antibodies and cancer vaccine antigen formulations. We expect to receive approximately $1.3 million in total over 3 years under this grant.

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

Intellectual Property

Patents

Patents and other proprietary rights are critical to our business. We maintain a policy of filing patent applications to protect our technology and products, including our Cell Drugs and other product candidates, processes for preparing our product candidates, pharmaceutical compositions containing such products and, in the United States, methods of treatment of the human body. Some of our patent applications cover key technologies underlying the products in our developmental pipeline and are issued or pending in jurisdictions that are key to our business. We classify our patents and proprietary rights into four groups: dendritic cells, macrophages, cellular technology and immuno-designed molecules. The dendritic cell group contains patents and applications related to Dendritophages. The macrophage group of patents focuses on monocyte-derived macrophages and protects methods for their preparation and their use, including combinations with antibodies. The cellular technology group of patents contains patents and applications protecting different methods or kits usable for preparation of dendritic cells as well as for macrophages. The immuno-designed molecules family of patents represents immune system stimulants and new complexes allowing for efficient modification of cells. It also includes the patents acquired from Jenner Biotherapies, in particular those covering Junovan, Jenact and certain tumor antigens, such as prostate specific antigen, or PSA, and KSA.

Our policy is to extend patent coverage to countries that represent market opportunities for our products and/or our technology, in order to be able to sell licenses or form partnering alliances for joint development of our technologies in related fields. We also rely on trade secrets, confidentiality agreements and other measures to protect our technology and products.

The original patents covering Junovan expired and only the patent relating specifically to liposomal formulation of Junovan will remain valid until 2007 in the United States, with a possible extension for up to five years. However, if we receive regulatory approval for Junovan and choose to commercialize it, we will have a seven-year period of marketing exclusivity for Junovan for the treatment of osteosarcoma in the United States as a result of Junovan’s designation as an orphan drug for osteosarcoma by the FDA. This seven-year period would begin on the date that our marketing application for Junovan is approved by the FDA. During this period, the FDA would be barred from approving a third-party’s marketing application for the same drug for the same application. The FDA would not, however, be barred from approving a third-party’s marketing application for Junovan for a type of cancer other than osteosarcoma or for a drug other than Junovan for the treatment of osteosarcoma, if it is shown to be more effective. Similarly, we will have a 10-year marketing exclusivity in Europe as a result of Junovan’s designation as an orphan drug for osteosarcoma by the EMEA. Furthermore, in August 2005 we filed a new patent application for an improved Junovan manufacturing process. The orphan drug designation in the United States and Europe for Junovan and the manufacturing process patent may not provide us with adequate protection from competitive products.

Most issued patents granted, or deemed to be granted, by the European Patent Office, or EPO, can be validated as individual patents in eight key countries within Europe. As a result of multi-country validation of our EPO patents (coupled with our issued patents and patent applications in non-European countries), our patent portfolio comprised, as of January 2007, a total of 129 issued patents and 75 patent applications.

In addition, we have been granted licenses to patents covering several products by our collaboration partners. We have exclusive or non-exclusive rights to 135 licensed patents (109 issued, 26 pending) covering loading and dendritic cell differentiation/maturation technologies as well as tumor antigens. We also have two licenses covering tumor epitopes, one from the National Institutes of Health, or NIH, and one from the Ludwig Institute for Cancer Research.

With respect to our technology, know-how and data, we have chosen to protect our interests by relying on confidentiality agreements with our employees, consultants and certain contractors. In addition, we have a policy of entering into confidentiality agreements with our collaborators and licensees.

Trademarks

As of February, 2007, we have 17 trademarks, including trademarks registered in the United States, Canada, France, Switzerland, Australia, Japan, Israel and Hungary, as well as Community Trademarks registered in all of the countries of the European Union. Our portfolio includes the following trademarks registered in the following countries:

•	I.D.M., The Immunogenics Company: France, the European Union, Canada, Switzerland, Australia, Israel and Hungary;

•	Junovan: United States, the European Union, Switzerland, Australia and Hungary;

•	Mepact: United States, the European Union, Switzerland and Hungary;

•	MAK: United States, Japan, European Union, Canada and Australia;

•	Dendritophage: United States, Canada, France, and the European Union.

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

Although specific procedures differ in detail from country to country, the development of human therapeutic drugs follows essentially the same procedures and is subject to similar regulatory requirements throughout much of the world. In order to obtain approval of a product, we typically must, among other requirements, submit proof of safety and efficacy as well as detailed information on the manufacture, control and composition of the product. In most cases, this proof entails extensive preclinical, clinical and laboratory tests. The path of a new drug from basic research to market includes five stages: (i) research, (ii) preclinical testing and manufacturing, (iii) human clinical trials, (iv) regulatory approval and (v) commercialization.

Regulatory authorities may also require post-approval testing and surveillance to monitor the effects and safety of approved products or may place conditions on any approvals that could restrict the commercial applications of these products. Regulatory authorities may withdraw product approvals if we fail to comply with the terms and conditions of any regulatory approvals granted or encounter problems following initial approval. With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which we will have the exclusive right to exploit them.

Regulation of Clinical Trials

Human clinical trials are usually conducted in three sequential phases that may overlap. In Phase I, the drug is typically introduced into healthy human subjects or patients with the disease to be treated to determine the initial safety profile identify side effects and evaluate dosage tolerance, distribution and metabolism. In Phase II, the drug is studied in a limited patient population with the target disease to determine preliminary efficacy and optimal dosages and to expand the safety profile. In certain cases, regulatory authorities may permit Phase I and Phase II to be combined into a single Phase I/II trial by accepting a Phase II protocol in which the first few patients are more specifically tested for safety and tolerance. This is likely to occur when it would not be appropriate to conduct

Phase I studies on healthy human subjects, as is the case with our cellular products. In Phase III, large-scale comparative trials are conducted in patients with the target disease to provide sufficient data for the proof of efficacy and safety required by regulatory agencies for marketing approval. Regulatory authorities may permit Phase II and Phase III to be combined into a single Phase II/III trial by accepting a Phase III protocol in which a limited group of patients is first treated, and the results are evaluated. The total number of patients to be studied in order for the Phase III trial to be significant is determined based on these results. Post marketing clinical trials may also be needed for purposes such as to elucidate the incidence of adverse reactions, to explore a specific pharmacological effect, or to obtain more information of a circumscribed nature. In most countries, clinical trials must be conducted in accordance with the Good Clinical Practices requirements published by the International Conference on the Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use.

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

Since 1938, the regulation, for commercialization of new drugs in the United States has been based on the NDA submittal process. The FDA’s Center for Drug Evaluation and Research, or CDER, is responsible for reviewing and approving Junovan as an oncology drug product under an NDA since Junovan is classified as a small molecule drug after it was reclassified by the FDA from classification as a biological drug. The goals of the NDA are to provide enough information to permit FDA reviewer to assess the following key aspects:

•	whether the drug is safe and effective in its proposed use(s), and whether the benefits of the drug outweigh the risks

•	whether the drug’s proposed labeling (package insert) is appropriate, and what it should contain; and

•	whether the methods used in manufacturing the drug and the controls used to maintain the drug’s quality are adequate to preserve the drug’s identity, strength, quality, and purity.

Cellular products that are under development are subject to review and approval by the Center for Biologics Evaluation and Research, or CBER, a division of the FDA, prior to the conduct of human clinical trials (as INDs) and marketing (as BLAs). The establishment of marketed human cellular products is subject to registration and listing requirements. Manufacturers for these products are expected to comply with GMPs and the requirements for donor suitability, and the proposed current Good Tissue Practice.

Orphan Drugs

The Orphan Drug Act of 1983 encompasses a set of laws that encourages the development of treatments for rare diseases. The FDA grants orphan drug status for any drug intended for rare diseases or conditions affecting less than 200,000 persons per year in the United States. The Orphan Drug Act also provides an opportunity to obtain grant funding from the U.S. government to defray costs of clinical trial expenses, tax credits for clinical research expenses, potential waiver of the FDA’s application user fee and seven years of marketing exclusivity in the event of market approval. Financial advantages include reduced or waived fees associated with the filing of an MAA and we can also benefit from tax incentives for as much as 50% of clinical development costs.

In the European Union, a comparable legislative framework was established to promote the development of products for rare and serious diseases in 1999. A medicinal product will qualify for orphan drug treatment in the European Union if its sponsor shows in an application to the EMEA that the drug is intended for the treatment of a disease affecting not more than five in 10,000 persons in the European Union and that there currently exists no satisfactory method of treating the condition. Orphan drug designation in the European Union gives the possibility to benefit from a ten-year exclusive marketing period during which no directly competitive similar products could be placed on the European Union market, as well as regulatory fee exemptions and other incentives to commercialization. Our lead product candidate, Junovan, has received orphan drug designation for osteosarcoma in both the United States and the European Union.

A centralized procedure has been created in the European Union since 1995 for the regulatory approval of specified human medicinal products such as Junovan. This procedure prescribes a single application, a single evaluation and a single authorization allowing a company to market its therapeutic product in all the Member States of the European Union. Given that our Cell Drugs are novel treatments, we are not certain whether they would be able to benefit from this regulation. If they cannot, then we would have to apply for regulatory approval in individual Member States of the European Union. Should we obtain approval in a particular Member State, we may be able to benefit from a European Union mutual recognition procedure for other Member States.

We are also subject to the ongoing regulatory requirements of the FDA and other regulatory agencies. In the United States, the FDA may inspect the manufacturing facilities for product candidates prior to approving a BLA or NDA to ensure that the facilities are in compliance with the GMPs. The FDA will continue to periodically inspect drug and biologic manufacturing facilities following approval of a BLA or NDA to ensure compliance with FDA regulations with, among other things, quality control and record keeping. The failure of manufacturers to comply with current FDA requirements may lead to legal or regulatory action, including suspension of manufacturing and the recall of products.

If we receive regulatory approval and are successful in marketing our product candidates, including our lead product candidate, Junovan, in the United States, we will be subject to strict regulation of labeling, advertising, promotion, marketing, product distribution and post marketing surveillance. In the United States, such regulation of drug products and biologics is monitored and enforced by the FDA and the Federal Trade Commission, or FTC. The FDA and FTC have broad enforcement powers relating to the regulation of areas including direct-to-consumer advertising, off-label promotion and industry sponsored scientific and educational activities. Violations of current regulations can result in warnings, orders to correct regulatory shortcomings, seizures of products, injunctions and criminal prosecution.

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

Competition

The biotechnology and pharmaceutical sector is characterized by rapidly evolving technology and intense competition. Many entities, including pharmaceutical and biotechnology companies, academic institutions and other research organizations have products on the market and are actively engaged in the discovery, research and development and commercialization of immunotherapy and other novel approaches and products for the treatment of cancer. Should Junovan or any of our product candidates be approved for marketing, they would most likely directly compete, on an indication-by-indication basis, against other immunotherapy products, and to a lesser extent against more established cancer therapies, including chemotherapy and hormonal therapy.

Several biotechnology companies have products that utilize similar technologies and/or personalized medicine techniques for the treatment of cancer. Dendreon Corporation’s most advanced cancer vaccine, Provenge, completed two Phase III clinical trials for prostate cancer and the company completed its BLA filing in November 2006. AVAX Technologies Inc.’s autologous therapeutic platform vaccines are in clinical trials for melanoma and non-small cell lung cancer and commercially approved in Switzerland for melanoma. Intracel’s OncoVax, currently approved for administration in the Netherlands, Switzerland and Israel, is in a pivotal Phase III trial in the U.S. for colon cancer. Cell Genesys Inc.’ GVAX vaccine that includes genetically modified tumor cells, is currently in a Phase III trial for prostate cancer and in trials for acute and chronic myelogenous leukemia and pancreatic cancer. Antigenics Inc’s. Oncophage, containing peptides isolated from the patient’s tumor, completed Phase III trials in kidney cancer and melanoma.

Other innovative therapies either under development or recently introduced onto the market, including monoclonal antibodies, angiogenesis inhibitors and epidermal growth factor inhibitors could also represent competition for our products, although it is likely that many of these modalities will be used in combination.

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

Financial Information About Geographic Areas

Long-lived Assets

Other than goodwill, which is 100% held at our U.S. parent level, since the Combination on August 16, 2005 approximately 97% of our long-lived assets, including, property, patents, trademarks and other intangible assets, and research and development tax credits, were held at our French subsidiary, IDM, S.A.

Risks Associated with Foreign Operations

Our operations in the U.S. are conducted and reported in U.S. dollars while those of our French subsidiary are denominated in euros. When we consolidate and report results, we translate the results and balances of our subsidiary into U.S. dollars. We do not hedge currency exchange rate exposure, including against the euro, and any unfavorable currency exchange rate movements of the dollar versus the euro could negatively impact our dollar denominated cash balances.

Employees

As of December 31, 2006, we had 32 full-time employees in the United States. Of this total, 24 were research and development staff and 8 were general and administrative staff.

As of December 31, 2006, our French subsidiary, IDM S.A. had 49 full-time and 4 part-time employees in France. Of this total, 42 were research and development staff and 11 were general and administrative staff. Employment contracts with all of our employees in France are subject to the provisions of the French Convention Collective de l’Industrie Pharmaceutique (the Collective Agreement for the Pharmaceutical Industry).

Available Information

Our website address is www.idm-biotech.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information contained on, or accessible through, our website is not part of this report or our other filings with the SEC.

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

In October 2006, we submitted an NDA to the FDA for Junovan, requesting approval for its use in the treatment of newly diagnosed resectable high grade osteosarcoma patients following surgical resection in combination with multiple agent chemotherapy. The FDA has accepted the NDA file for substantive review, on a standard review basis, contingent upon our commitment to provide pharmacokinetic data for the to-be-marketed Junovan product. Following the submission of the NDA, we submitted an MAA for Mepact to the EMEA. The EMEA has determined the application is valid and the review procedure was started in late November 2006. The Junovan marketing applications include efficacy and safety data from a Phase III clinical trial conducted by the Pediatric Oncology Group (POG) and the Children’s Oncology Group (COG), sponsored by the Division of Cancer Treatment and Diagnosis of the National Cancer Institute (NCI), prior to our purchase of Junovan from Jenner Biotherapies, Inc. in 2003. Regulatory authorities in the United States and the European Union may not consider preclinical and early clinical development work conducted by Ciba-Geigy and efficacy and safety data from the Phase III clinical trial or the Phase III study conduct and analysis to be adequate for their assessment of Junovan, which may cause delays in review, may result in the regulatory authorities requiring us to conduct additional pre-clinical or clinical trials, or may result in a determination by the regulatory authorities that the data does not support marketing approval. Other risks relating to the timing of regulatory approval of Junovan include our ability and time needed to respond to questions raised during review with regard to regulatory submissions for Junovan. In the United States, the FDA may decide to get the advice of an advisory panel prior to making their decision regarding approval of an NDA, and we have been advised that the Oncology Drugs Advisory Committee of the FDA, or ODAC, will review Junovan. Although the FDA is not bound by the decision of any advisory panel, a recommendation by ODAC that is not supportive of approval of the NDA for Junovan may have a negative impact on the FDA’s decision whether to approve the NDA for Junovan, which would have a material and adverse affect on our business. We may not receive necessary approvals from the FDA, the EMEA or similar drug regulatory agencies for the marketing and commercialization of Junovan when expected or at all. We do not expect any regulatory approval of Junovan to occur before late 2007.

Manufacturing of Junovan and Junovan components for IDM by third party suppliers is based on the specifications and processes established during the Phase III trial. We have produced Junovan materials that meet the same specifications as the product used in pivotal clinical trials. We submitted data showing comparability of the new (IDM) and the old (Ciba-Geigy) materials in the NDA and MAA so that the data generated during preclinical and clinical development can be used to support regulatory marketing approval. If the FDA or EMEA does not agree with our assessment of the comparability results, the approval in the intended geographies would be delayed.

The development of Junovan suitable for commercial distribution, the review of our marketing approval applications by the FDA and the EMEA and stringent manufacturing requirements have required and will continue to require significant investments of time and money, as well as the focus and attention of key personnel. If we fail to receive or are delayed in receiving regulatory approval for Junovan, our financial condition and results of operations will be significantly and adversely affected.

Even if we receive regulatory approval for Junovan, we may not be able to commercialize it immediately or market it successfully.

We expect to depend in the medium term on the commercialization of Junovan for the majority of our revenues, assuming that Junovan receives regulatory approval. Junovan is the only product candidate for which we have submitted an MAA. Any revenues generated will be limited by our ability to, in time, develop our own commercial organization or find a partner for the commercialization of the product. In addition, the number of patients with osteosarcoma, the ability to obtain appropriate pricing and reimbursement for Junovan, and the rate of adoption of the products are risks associated with the commercialization of Junovan. We may also face competition from new treatment or new investigational approaches with existing therapies.

We currently do not have operational sales and marketing infrastructure for Junovan and may not have secured this capability immediately following receipt of any regulatory approval for Junovan. In order to commercialize Junovan, we need to find a partner who has EU and US operational commercial abilities or otherwise arrange for the commercialization ourselves. If we are unable to commercialize Junovan promptly after receipt of any regulatory approval for Junovan, any delay would materially adversely affect our business and financial position due to reduced or delayed revenues from Junovan sales.

Junovan has received orphan drug designation in the United States and in Europe, which would provide us with a seven-year period of exclusive marketing in the United States commencing on the date of FDA approval and a 10-year period of exclusive marketing in Europe commencing on the date of EMEA approval. This would apply only to osteosarcoma, the indication for which Junovan has been designated as an orphan product. However, we may lose this marketing exclusivity should a new treatment be developed which is proven to be more effective than Junovan. In addition, although our patents protect the liposomal formulation of Junovan until 2007 in the United States, with a possible extension until 2012 in the United States, the European patents for the liposomal formulation of Junovan expired in 2005 and certain other patents covering the active ingredient in Junovan expired at the end of 2003. As a result, if a competitor develops a new formulation for Junovan, we may face generic competition following the expiration of market exclusivity under the orphan drug designation, which we expect to occur in 2014 with respect to the United States and 2017 with respect to Europe. If we are not able to commercialize Junovan successfully, we may not bring to market our other product candidates for several years, if ever, and our prospects will be harmed as a result.

Our substantial additional capital requirements and potentially limited access to financing may harm our ability to develop products and fund our operations, and if we do not obtain additional funding we may be required to sell our assets or our company, or dissolve and liquidate all of our assets.

We will continue to spend substantial amounts on research and development, including amounts spent for manufacturing clinical supplies, conducting clinical trials for our product candidates, advancing development of certain sponsored and partnered programs and the commercialization of Junovan once it has received regulatory approval. While we have taken appropriate steps designed to contain such expenses, we cannot be certain that we will reduce our expenses sufficiently in light of our available funds, and we will nonetheless need to raise additional funding. We do not have committed external sources of funding and may not be able to obtain any additional funding, especially if volatile market conditions persist for biotechnology companies. We believe our existing cash resources, including approximately $12.9 million raised through a private placement of our common stock in February 2007, are sufficient to meet our cash requirements into the second quarter of 2008. Our future operational and capital requirements will depend on many factors, including:

•	whether we are able to secure additional financing on favorable terms, or at all;

•	The costs associated with, and the success of, obtaining marketing approval and, as applicable, pricing approval, for Junovan for the treatment of osteosarcoma in the United States, Europe and other jurisdictions and the timing of any such approval;

•	the success or failure of the product launch and commercialization of Junovan;

•	the costs associated with the launch and the commercialization of Junovan in the United States, Europe and other jurisdictions upon obtaining marketing approval;

•	the costs associated with our clinical trials for our product candidates, including our Dendritophages and lung cancer vaccine candidates;

•	progress with other preclinical testing and clinical trials in the future;

•	our ability to establish and maintain collaboration and license agreements and any government contracts and grants;

•	the actual revenue we receive under our collaboration and license agreements;

•	the actual costs we incur under our collaboration agreements;

•	the time and costs involved in obtaining regulatory approvals for our products;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and any other proprietary rights;

•	competing technological and market developments; and

•	the magnitude of our immunotherapeutic product discovery and development programs.

We will likely seek additional funding, which may be accomplished through equity or debt financings, government research grants and/or collaboration and license agreements and may also consider various business alternatives, including merger and acquisition transactions. We may not be able to obtain additional financing or accomplish any other business transaction we decide to pursue on terms that are favorable to us or at all. For example, the terms of the February 2007 $12.9 million private placement of our common stock include a right of first refusal in favor of the purchasers in that private placement for certain future equity offerings we may undertake for six months following the effective date of a resale registration statement we have filed in connection with that private placement, as well as various penalties equal to up to approximately $1.6 million on an annual basis that may become due if, among other things, the resale registration statement is not declared effective within 90 days after the date of the closing of the private placement or is not available for resale by the purchasers in the private placement under certain conditions set forth in the unit purchase agreement related to the private placement. In addition, we may not be able to enter into additional collaborations to reduce our funding requirements. If we acquire funds by issuing securities, dilution to existing stockholders will result. If we raise funds through additional collaborations and license agreements, we will likely have to relinquish some or all of the rights to our product candidates or technologies that we may have otherwise developed ourselves.

Our failure to obtain additional funding may require us to delay, reduce the scope of or eliminate one or more of our current research and development projects, sell certain of our assets (including one or more of our drug programs or technologies), sell our company, or dissolve and liquidate all of our assets. For example, given constraints on our cash resources, in late 2006 we put on hold further development of Bexidem® and other product candidates as we reallocated existing capital to the development of our lead product candidate, Junovan.

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

The principal source of revenues and cash receipts for us is the July 2001 collaboration agreement between our subsidiary, IDM S.A., and sanofi-aventis. For the years ended December 31, 2006 and 2005, on a consolidated basis, sanofi-aventis represented approximately 99% and 80%, respectively, of our revenue. Sanofi-aventis has the remaining option to jointly develop and commercialize up to ten (or up to two per year) of our Cell Drugs, a term we use to refer to therapeutic products derived from a patients own white blood cells through 2011. To date sanofi-aventis has exercised an option for one product candidate, Uvidem. Under the collaboration agreement, sanofi-aventis has no obligation to participate in the development of additional Cell Drugs. If we are not successful in developing commercially viable product candidates, sanofi-aventis may not elect to exercise additional options. If we fail to meet further milestones in the clinical development of Uvidem, sanofi-aventis will have no further milestone obligations with respect to Uvidem. Additionally, sanofi-aventis may terminate its participation in any given development program at any time without penalty and without affecting its unexercised options for other product candidates. If sanofi-aventis does not exercise additional options, or if we are not successful in achieving additional development milestones for Uvidem, we will not receive additional payments from sanofi-aventis and our prospects, revenues and operating cash flows will be significantly and negatively affected.

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

These revenues have varied considerably from one period to another and may continue to do so because they depend on the terms of the particular agreement or grant, or the performance of the particular investment. In addition, termination of any of these arrangements would have a significant impact on our prospects, revenues and results of operations. As a result, we believe that revenues in any period may not be a reliable indicator of our future performance. Deviations in our results of operations from those expected by securities analysts or investors also could have a material adverse effect on the market price of our common stock.

Our history of operating losses and our expectation of continuing losses may hurt our ability to reach profitability or continue operations.

We have experienced significant operating losses since our inception. Our cumulative net loss was $178.5 million as of December 31, 2006. It is likely that we will continue to incur substantial net operating losses for the foreseeable future, which may adversely affect our ability to continue operations. We have not generated revenues from the commercialization of any product. All of our revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants, certain asset divestitures and interest income. Substantially all of our revenues for the foreseeable future are expected to result from similar sources. To achieve profitable operations, we, alone or with collaborators, must successfully identify, develop, register and market proprietary products. We do not expect to generate revenues from the commercialization of any product until the end of 2007 at the earliest, assuming that one or more regulatory agencies approve Junovan’s commercialization, which may not occur when expected or at all. We may not be able to generate sufficient product revenue to become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or yearly basis.

If we lose our key scientific and management personnel or are unable to attract and retain qualified personnel, it could delay or hurt our research and product development efforts.

We are dependent on the principal members of our scientific and management staff, including Dr. Jean-Loup Romet-Lemonne, Chief Executive Officer, Dr. Bonnie Mills, Vice President, Clinical Operations and General Manager, U.S., and Mr. Hervé Duchesne de Lamotte, Acting Principal Financial and Accounting Officer and General Manager and Vice President Finance, Europe. We have previously entered into employment contracts with the aforementioned scientific and management staff, which we believe provide them incentives to remain as employees with us, although there can be no assurance they will do so. We currently do not have a Chief Financial Officer and Mr. Hervé Duchesne de Lamotte is serving as our principal financial and accounting officer on an interim basis until we hire a Chief Financial Officer. We are currently engaged in a search for a new Chief Financial Officer. We do not maintain key person life insurance on the life of any employee. Our ability to develop immunotherapeutic products and vaccines and achieve our other business objectives also depends in part on the continued service of our key scientific and management personnel and our ability to identify hire and retain additional qualified personnel. We do not have employment agreements with our non-management scientific personnel. There is intense competition for qualified personnel in chemistry, biochemistry, molecular biology, immunology and other areas of our proposed activities, and we may not be able to continue to attract and retain such personnel necessary for the development of our business. Because of the intense competition for qualified personnel among technology-based businesses, particularly in the Southern California area, we may not be successful in adding technical personnel as needed to meet the staffing requirements of additional collaborative relationships. Our failure to attract and retain key personnel could delay or be significantly detrimental to our product development programs and could cause our stock price to decline.

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

Our immunotherapeutic treatment approach is largely untested. To date, only a limited number of immunotherapeutic antibody-based and vaccine-based products designed to fight cancer have been approved for commercialization, and for only a few specific types of cancer. The basis for most immunotherapeutic treatment approaches being developed for the treatment of cancer is the discovery that cancer cells express more of certain proteins, known as antigens, on their surfaces, which may allow them to be distinguished from normal cells. Immunotherapy is designed either to manipulate the body’s immune cells to target antigens and destroy the cancer cells that over express them or to activate the body’s immune system generally. However, immunotherapy has failed in the past for a number of reasons, including:

•	the targeted antigens are not sufficiently different from those normal cells to cause an immune reaction;

•	the tumor cells do not express the targeted antigen or other target structures at all or in sufficient quantities to be recognized by immune system cells, such as T cells or macrophages;

•	the immune response stimulated by the immunotherapeutic agent is not strong enough to destroy all of the cancer cells; or

•	cancer cells may, through various biochemical mechanisms, escape an immune response.

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

If our collaboration or license arrangements are unsuccessful, our revenues and product development may be limited.

Collaborations and license arrangements generally pose the following risks:

•	collaborations and licensee arrangements may be terminated, in which case we will experience increased operating expenses and capital requirements if we elect to pursue further development of the product candidate;

•	collaborators and licensees may delay clinical trials and prolong clinical development, under fund a clinical trial program, stop a clinical trial or abandon a product candidate;

•	expected revenue might not be generated because milestones may not be achieved and product candidates may not be developed;

•	collaborators and licensees could independently develop, or develop with third parties, products that could compete with our future products;

•	the terms of our contracts with current or future collaborators and licensees may not be favorable to us in the future;

•	a collaborator or licensee with marketing and distribution rights to one or more of our products may not commit enough resources to the marketing and distribution of our products, limiting our potential revenues from the commercialization of a product; and

•	disputes may arise delaying or terminating the research, development or commercialization of our product candidates, or result in significant and costly litigation or arbitration.

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

Currently we have contracts with third-party suppliers for the manufacture of the active ingredient (MTP-PE), excipients and final product for Junovan. We also have an agreement with another supplier for performing the key tests necessary for the release of Junovan. We have not identified other vendors that might provide these products and services should the ability of our current contractors to manufacture and test MTP-PE and/or Junovan be impaired. Delays or impairment of our ability to continue manufacturing or testing could be caused by physical damage or impairment of our supplier facilities, departure of key staff, failure to renew manufacturing agreements with them or other unforeseen circumstances. Such impairment could significantly impact our ability to commercialize Junovan should we receive regulatory approval to do so. Even if we were able to identify potential alternative suppliers, it would take a significant amount of time and resources to initiate and validate all of the required processes and activities to bring the new supplier on-line, resulting in interruptions in the availability of Junovan.

We also rely on external suppliers for the production of melanoma cell-line lysates which are used in the manufacturing of Uvidem. We believe that we currently possess enough lysates for our short-term needs. However, in order to initiate further clinical trials of Uvidem, we will require a supply of lysates that conforms to GMP. We have an agreement with a third party supplier aimed at manufacturing GMP compliant lysates. Should the ability of this contractor to manufacture lysates be impaired, we would experience significant delays in the Uvidem development program. Even if we were able to identify potential alternative suppliers, it would take a significant amount of time and resources to initiate and validate all of the required processes and activities to bring the new supplier on-line, resulting in interruptions in the availability of lysates.

We also rely on external suppliers for the production of IL-13, which is used in the manufacturing of our Dendritophage product candidates. We believe that we currently possess enough IL-13 for our short- to medium-term needs. However, once our Dendritophage product candidates enter into Phase III clinical trials, we will require a supply of IL-13 that conforms to GMP. In 2003, we entered into an IL-13 Development and Manufacturing Agreement with Biotecnol aimed at developing a GMP compliant IL-13 manufacturing process. Under the agreement, Biotecnol has agreed to complete development of GMP IL-13 according to a program of GMP manufacturing, control, testing and release, as defined with advice from sanofi-aventis, and we have agreed to provide financial support payable upon the occurrence of certain milestone events and based on the decisions of the parties to continue development. Once development of the IL-13 production process is completed, Biotecnol will oversee the ongoing management of the outsourcing of manufacturing and release of the finished product for a renewable five-year period beginning with the release of the first finished product batch. Either party may terminate the IL-13 Development and Manufacturing Agreement on the basis of a recommendation from a joint management committee if certain program specifications and targets are not met and/or before manufacturing of the first product batch is initiated. We are also entitled to terminate the IL-13 Development and Manufacturing Agreement at any time during the manufacturing period if the finished product stability does not reach two years. Biotecnol is entitled to terminate the process performance at any time by providing 18 months’ prior notice. In addition, either Biotecnol or we may terminate the agreement with immediate effect upon written notice on or at any time after the occurrence of certain events, such as breach of contract or liquidation. There are no assurances that Biotecnol will successfully manufacture GMP IL-13, or that it will be able to produce sufficient quantities of GMP IL-13 if it is successful. Without a sufficient supply of GMP IL-13, we would not be able to conduct Phase III clinical trials of our Dendritophage product candidates.

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

We have not commercialized any products, and we do not have the experience, resources or facilities to manufacture therapeutic vaccines and other products on a commercial scale. We will not be able to commercialize any products and earn product revenues unless our collaborators or we demonstrate the ability to manufacture commercial quantities in accordance with regulatory requirements. Among the other requirements for regulatory approval is the requirement that prospective manufacturers conform to the GMP requirements of the respective regulatory agencies. In complying with GMP requirements, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements.

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

•	non-compliance by these third parties with regulatory and quality control standards;

•	breach by these third parties of their agreements with us; and

•	Termination or non-renewal of these agreements for reasons beyond our control.

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

We prepare our Cell Drugs, including Bexidem and our Dendritophages, in our own facilities for purposes of our research and development programs, preclinical testing and clinical trials. We currently have one clinical scale facility for Cell Drug manufacturing in Paris, France and a second one in Irvine, California that produce investigational drugs for a limited number of patients in our clinical trials. We expect to construct commercial scale manufacturing plants in Europe and the United States in the future, but we may not be able to successfully carry out such construction. As a result, we may not be able to manufacture our Cell Drugs on acceptable economic terms or on a sufficient scale for our needs.

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

If others or we identify adverse side effects after any of our products are on the market, or if manufacturing problems occur:

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

The U.S. government will fund some of our programs and, therefore, the U.S. government may have rights to certain of our technology and could require us to grant licenses of our inventions to third parties.

We expect to fund certain of our research and development related to our cancer programs pursuant to grants and contracts from the U.S. government. As a result of these grants and contracts, the U.S. government has certain rights in the inventions, including a non-inclusive, non-transferable, irrevocable license to practice the invention throughout the world. Our failure to disclose, file, prosecute patent applications or elect to retain title to such inventions may result in conveyance of title to the United States. In addition, the U.S. government may require us to grant to a third party an exclusive license to any inventions resulting from the grant if the U.S. government determines that we have not taken adequate steps to commercialize inventions, or for public health or safety needs.

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

If we succeed in receiving regulatory approval and launching our product candidates based on our immunotherapeutic technology, it will take time to gain acceptance in the medical community, including health care providers, patients and third-party payers. The degree of market acceptance will depend on several factors, including:

•	the extent to which our therapeutic product candidates are demonstrated to be safe and effective in clinical trials;

•	convenience and ease of administration;

•	the success of sales, marketing and public relations efforts;

•	the availability of alternative treatments;

•	competitive pricing;

•	the reimbursement policies of governments and other third parties; and

•	garnering support from well respected external advocates.

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

Risks Related to our Common Stock

The volatility of the price of our common stock may adversely affect stockholders.

The market prices for securities of biotechnology companies, including our common stock, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are not necessarily related to the operating performance of such companies. From August 16, 2005, when we began trading on the NASDAQ Global Market under our new trading symbol “IDMI” through December 31, 2006, the closing stock price of our common stock ranged from $2.25 to $6.99 and has been and will continue to be influenced by general market and industry conditions. In addition, the following factors may have a significant effect on the market price of our common stock:

•	the development and regulatory status of our product candidates, particularly Junovan;

•	whether we are able to secure additional financing on favorable terms, or at all;

•	announcements of technological innovations or new commercial immunotherapeutic products by us or others;

•	governmental regulation that affects the biotechnology and pharmaceutical industries in general or us in particular;

•	developments in patent or other proprietary rights by us;

•	receipt of funding by us under collaboration and license agreements and government grants;

•	developments in, or termination of, our relationships with our collaborators and licensees;

•	public concern as to the clinical results and/or the safety of drugs developed by us or others; and

•	announcements related to the sale of our common stock or other securities.

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

Our executive officers and directors (excluding, with respect to Mr. Deleage, the shares owned by Alta BioPharma Partners, L.P., IDM Chase Partners (Alta Bio), LLC and Alta Embarcadero BioPharma Partners, LLC), in the aggregate, beneficially own approximately 3.1% of the shares of our common stock as of December 31, 2006. Moreover, Medarex and sanofi-aventis own approximately 19.6% and approximately 14.8%, respectively, of the total shares of our common stock outstanding as of December 31, 2006. As a result, sanofi-aventis, Medarex and our other principal stockholders, executive officers and directors, should they decide to act together, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors, distribution of dividends, changes to our bylaws and other important decisions, such as future equity issuances. To our knowledge, sanofi-aventis and Medarex have not entered into any voting agreements or formed a group as defined under the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act.

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

The sale of a large number of shares of our common stock, including through the exercise of outstanding warrants and stock options or the perception that such sales could occur, could adversely affect the market price of our common stock.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We have a 40,000 square feet U.S. facility located in an industrial building in Irvine, California. Our lease was renewed for five years in 2004 and will end in November 2009 in keeping with the present and currently anticipated future needs of our U.S. operations. The U.S. facility includes office space and a cell processing manufacturing center that complies with the FDA’s GMP requirement for manufacturing investigational new drugs.

In France, our facilities are situated in an industrial building located in Paris. These facilities comprise approximately 16,000 square feet and include a GMP facility for the production and storage of Cell Drugs (in compliance with the European Good Manufacturing Practices) and office space. We hold our facilities under three 3-year leases renewable until March 31, 2007, August 31, 2009, and June 30, 2010.

We also operate a research and development laboratory located within the premises of the Université de Paris VI in Paris, France. This laboratory comprises approximately 6,000 square feet. We hold this facility under a 5-year lease until October 9, 2008. Subsequent to the reduction in the number of employees, we decided to vacate this facility during the first half of 2007 and relocate our employees into our other facility located in Paris.

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

	High	Low

2007
First Quarter (through March 26)	$3.24	$2.38
2006
Fourth Quarter	$3.80	$2.60
Third Quarter	$3.51	$2.25
Second Quarter	$6.40	$2.98
First Quarter	$6.25	$2.77
2005
Fourth Quarter	$5.87	$2.50
Third Quarter	$6.99	$3.85
Second Quarter	$8.26	$0.98
First Quarter	$12.11	$7.28

As of March 26, 2007, there were approximately 270 stockholders of record of our common stock. We have never declared or paid dividends on our common stock and do not anticipate the payment of dividends in the foreseeable future.

For information concerning prior stockholder approval of and other matters relating to our equity incentive plans, see Item 12 in this Annual Report on Form 10-K.

Stock Price Performance Graph(1)

The following graph shows a comparison of the total cumulative returns of an investment of $100 in cash for the period of December 31, 2001 through December 31, 2006, in (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Pharmaceuticals Index. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The graph assumes that all dividends have been reinvested (to date, we have not declared any dividends).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

(1)	The material in this section is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.

Item 6.	Selected Financial Data

Please read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this annual report on Form 10-K.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In millions, except for net loss per share)

Statement of Operations Data:
Operating revenues	$11.3	$8.5	$5.8	$6.1	$3.4
Net loss	(23.5)	(39.2)	(31.7)	(18.4)	(12.2)
Net loss per share — basic and diluted	(1.75)	(3.84)	(4.35)	(2.56)	(1.91)

	As of December 31,
	2006	2005	2004	2003	2002
	(In millions)

Balance Sheet Data:
Working capital	$4.5	$22.4	$37.2	$40.9	$48.2
Total assets	24.4	42.9	55.3	65.8	67.9
Long-term obligations	1.0	0.8	0.4	0.3	0.2
Stockholders’ equity	10.2	28.7	42.5	55.1	59.6

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. When used herein, the words “believe,” “anticipate,” “expect,” “estimate” and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these statements will prove to be correct. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this annual report. We undertake no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.

Overview

We are a biopharmaceutical company focused on developing innovative products to treat and control cancer while maintaining the patient’s quality of life. We were incorporated in Delaware in July 1987.

Our lead product candidate, Junovan (mifamurtide for injection), known as Mepact in Europe, is part of this new family of immunotherapeutic agents that activate the body’s natural defenses. Junovan activates macrophages in vivo (meaning inside the body), in order to enhance their ability to destroy cancer cells. We are developing Junovan for the treatment of osteosarcoma, the most common type of bone cancer. This rare, aggressive bone tumor principally affects adolescents and young adults. Junovan has received orphan drug designation in the United States and the European Union for this indication, permitting it to benefit from a set of laws encouraging the development of treatments for rare diseases. In October 2006, we submitted a New Drug Application, or an NDA, in electronic Common Technical Document (eCTD) format to the U.S. Food and Drug Administration, referred to as the FDA, for JunovanTM, requesting approval for its use in the treatment of newly diagnosed resectable high-grade osteosarcoma patients in combination with multiple agent chemotherapy.

The FDA has accepted the NDA file for substantive review, on a standard review basis, contingent upon our commitment to provide pharmacokinetic data for the to-be-marketed Junovan product. The pharmacokinetic data in the submission were collected following administration of the product previously manufactured by Ciba-Geigy. The additional data that we have committed to obtain will provide information on the pharmacokinetic behavior of the IDM-manufactured product when administered in the clinical setting. Following the submission of the NDA, we submitted a Marketing Authorization Application, or MAA, for Mepact to the European Medicines Agency, or EMEA. The EMEA has determined the application is valid and the review procedure was started in late November 2006.

The Junovan marketing applications include efficacy and safety data from 678 patients with non-metastatic resectable osteosarcoma, 332 of whom received Junovan, and from 115 patients with metastatic or unresectable osteosarcoma, 39 of whom received Junovan in the controlled Phase III clinical trial conducted by the Pediatric Oncology Group (POG) and the Children’s Oncology Group (COG), sponsored by the Division of Cancer Treatment and Diagnosis of the National Cancer Institute (NCI). Statistical analyses indicate that the use of Junovan prolongs disease-free and overall survival of osteosarcoma patients. The biological effects and safety of Junovan are further supported by data from 17 Phase I and II clinical studies performed by Ciba-Geigy in which an additional 248 patients received at least one dose of Junovan.

We expect that the drug regulatory agencies in the United States and Europe would make a decision regarding marketing approval for Junovan by the end of 2007. In the United States, the FDA may decide to get the advice of an advisory panel prior to making their decision regarding approval of an NDA, and we have been advised that the Oncology Drugs Advisory Committee of the FDA, or ODAC, will review Junovan. However, the timing of these events is subject to risks and uncertainties regarding development, regulatory matters, manufacturing and commercialization, including the timing of the drug regulatory agencies’ review of the regulatory filing, our ability to respond to questions raised by the drug regulatory agencies in a manner satisfactory to the drug regulatory agencies, the time needed to respond to any issues raised by the drug regulatory agencies with regard to regulatory submissions for Junovan, and the possibility that the drug regulatory agencies may not consider preclinical and early clinical development work and existing efficacy data as adequate for their assessment of Junovan. These factors may cause delays in review, may result in the regulatory authorities requiring us to conduct additional clinical trials, or may result in a determination by the regulatory authorities that the data does not support marketing approval. As a result, we may not receive necessary approvals from the FDA, the EMEA or similar drug regulatory agencies for the marketing and commercialization of Junovan when expected or at all, and, even if Junovan is approved by the regulatory authorities, there is a further risk that we may not be able to manufacture Junovan.

We are jointly developing Uvidem, a cell-based vaccine product candidate based on Dendritophages, with sanofi-aventis S.A, or sanofi-aventis. Dendritophages, which are a type of specialized immune cells derived from a patient’s own white blood cells called dendritic cells, are exposed to tumor cell antigens in our production facility and then reinjected into the patient in order to stimulate the immune system to recognize and kill tumor cells that display these antigens on their surface. We recently announced the completion of patient enrollment in two Phase II clinical trials of Uvidem for the treatment of melanoma. Sanofi-aventis has worldwide marketing rights to Uvidem in melanoma.

We are focusing our research and development activities primarily on Junovan and our collaboration with sanofi-aventis for Uvidem and, in order to contain our expenses, have put on hold further development of Bexidem and other product candidates until collaborative partners can be found or other funding becomes available. Bexidem is a product candidate in Phase II clinical development for treatment of bladder cancer that is intended to destroy remaining cancer cells after conventional therapies.

We have incurred significant net losses and have generated limited revenues since inception. As of December 31, 2006, our accumulated deficit was $178.5 million and our revenues for the fiscal year ended December 31, 2006 were $11.3 million. Our historical financial results reflect increasing research and development and general administrative expenses related to the maturation of our product development programs.

Our research and development expenses mainly include costs associated with preclinical development and clinical trials of our product candidates, salaries and other expenses for personnel, laboratory supplies and materials, consulting and contract research costs, facility costs, amortization of intangible assets such as patents and licenses, and depreciation of laboratory and office equipment. From inception through December 31, 2006, we have incurred costs of approximately $151.3 million associated with research and development in all program areas, including patent and license impairment charges, while we have only recorded approximately $36.4 million in research and development revenues, of which $35.1 million has been recorded since 2001. Following our acquisition of Junovan and certain other assets from Jenner Biotherapies in early 2003, our research and development expenses related to Junovan have amounted to approximately $9.5 million, consisting mainly of external consultant fees, manufacturing and personnel-related costs. We charge all research and development expenses to operations as they are incurred. Since 2001, our cumulative research and development expenses, including impairment of patents and licenses, have represented approximately 73% of total cumulative operating expenses. We expect our research and development expenses related to Junovan and Uvidem to increase over the next several years, primarily due to costs related to manufacturing, clinical trials, regulatory compliance and the regulatory approval process.

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

The lengthy process of seeking regulatory approvals, and the subsequent compliance with applicable regulations, requires the expenditure of substantial resources. Our failure to obtain, or any delay in our obtaining, regulatory approvals would cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations and cash flow. We cannot be certain whether or when any net cash inflow from Junovan or any of our other development projects will commence.

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

Basis of Financial Statements Presentation

On August 16, 2005, Epimmune Inc., a NASDAQ Global Market listed company, completed a share exchange transaction with the shareholders of Immuno-Designed Molecules, S.A. and related transactions, referred to as the Combination, pursuant to a share exchange agreement, dated March 15, 2005, as amended, referred to as the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, Epimmune issued approximately 10.6 million shares of its common stock, after adjusting for a one-for-seven reverse stock split that it effected on August 15, 2005, referred to as the Reverse Split, in connection with the Share Exchange Agreement, in exchange for all of IDM S.A.’s outstanding common stock, except for shares held in plan d’épargne en action, referred to as the PEA Shares. In connection with the Combination, Epimmune’s outstanding Series S and Series S-1 preferred stock was also exchanged for a total of 278,468 shares of Epimmune’s common stock, after giving effect to the Reverse Split, pursuant to an amended and restated preferred exchange agreement dated April 12, 2005, between Epimmune and G.D. Searle, LLC, an affiliate of Pfizer Inc., the holder of all of the outstanding shares of preferred stock of Epimmune. In connection with the closing of the Combination, Epimmune changed its name from Epimmune Inc. to IDM Pharma, Inc. and changed its ticker symbol on the NASDAQ Global Market to “IDMI,” and IDM S.A. became a subsidiary of IDM Pharma, Inc.

Because the former IDM S.A. shareholders held approximately 81% of our outstanding common stock after the Combination, IDM S.A.’s designees to our Board of Directors represent a majority of its Board of Directors and IDM S.A.’s senior management represents a majority of its senior management, IDM S.A. is deemed to be the acquiring company for accounting purposes and the Combination has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with U.S generally accepted accounting principles. Accordingly, historical financial statements prior to the Combination are the financial statements of IDM S.A.

On December 30, 2005, we completed the sale of specific assets related to its infectious disease programs and certain other assets to Pharmexa A/S for $12.0 million in net cash. As a result, our research and development activity is now focused on our cancer programs.

Our consolidated financial statements include the accounts of IDM Pharma, Inc. and its subsidiaries: Immuno-Designed Molecules, Inc. in Irvine, California, Immuno-Designed Molecules S.A. in Paris, France and IDM

Biotech Ltd. in Montreal, Quebec, Canada. There are currently no operating activities at IDM Biotech Ltd. All inter-company accounts and transactions have been eliminated in the consolidation.

Critical Accounting Policies and Estimates

The preparation of these financial statements requires us to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Our management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. We review our estimates on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 4 to our consolidated financial statements, we believe that the policies described below involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

We recognize revenues pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force (EITF) Issue 00-21 Revenue Arrangements with Multiple Deliverables.  License fees are earned and recognized in accordance with the provisions of each agreement. Up-front license fees for perpetual licenses where we convey rights to intellectual property we own to a licensee upon signing of a definitive agreement and we have no further delivery or performance obligations beyond the performance of those obligations, are recognized when received.

We generate certain revenues from a collaborative agreement with sanofi-aventis, a stockholder and therefore a related party to us. These revenues consist of up-front fees, milestone payments for advancing its drug candidates through clinical trials and regulatory approval and ongoing research and development funding.

Non-refundable up-front payments that we receive in connection with collaborative research and development agreements are deferred and recognized on a straight-line basis over the period we have significant involvement, which is generally the research term as outlined in the development plan for the product. These estimates are continually reviewed and could result in a change in the deferral period. For example, our current estimated development period for Uvidem, which is a product candidate for which we currently recognize revenues, is nine years. If this estimated development period is extended or shortened, the amount of revenues recognized per period would decrease or increase correspondingly.

Revenues from milestone payments for products selected by collaborative partners are recognized in full upon achievement of the relevant milestone when it is substantive and attainment was not evident at the inception of the collaboration agreement. During the development phase of a collaborative research and development agreement, such payments are recorded as additional deferred revenue and recognized over the remaining development term on a straight-line basis.

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

A substantial portion of our on-going research and development activities are performed under agreements we enter into with external service providers, including Contract Research Organizations (CROs), which conduct many of our clinical research and development activities. We accrue for costs incurred under these contracts based on factors such as estimates of work performed, milestones achieved, patient enrollment and experience with similar contracts. As actual costs become known, we adjust our accruals. To date, our accruals have been within management’s estimates, and no material adjustments to research and development expenses have been recognized. Subsequent changes in estimates could materially affect our financial position, results of operations and cash flows.

Research and development expenses incurred in France relating to the activities of our French subsidiary, IDM S.A., form the basis for a tax credit, which is recorded as a current income tax benefit in the period in which the expenses are incurred and the credit is claimed. The credit is recoverable in cash if not used to offset taxes payable in the fourth year following its generation after a governmental evaluation in France. The research and development tax credit is recorded as a current asset if payable within one year, or as a long-term asset if payable beyond one year.

Patents, trademarks and licenses

We capitalize the costs incurred to file patent applications when we believe there is a high likelihood that the patent will be issued, the patented technology has other specifically identified research and development uses and there will be future economic benefit associated with the patent. These costs are amortized on a straight-line basis over the estimated economic useful life, which is generally ten years from the date of patent filing and corresponds to the average biotechnology product life. We expense all costs related to abandoned patent applications. In addition, we review the carrying value of patents for indicators of impairment on a periodic basis. If we elect to abandon any of our currently issued or unissued patents or we determine that the carrying value is impaired, we value the patent at fair value and the related expense could be material to our results of operations for the period of the abandonment. Patent maintenance costs are expensed as incurred and included in general and administrative expenses.

Intangible assets also include purchased licenses. Costs associated with licenses acquired in order to be able to use products from third parties prior to receipt of regulatory approval to market the related products are capitalized if the licenses can be used in multiple research and development programs. Our licensed technologies have alternative future uses in that they are enabling (or platform) technologies that can be the basis for multiple products that each target a specific indication. In addition, we derive revenues under collaborative, out-licensing and/or distribution agreements from products under development that incorporate these technologies. Costs of acquisition of licenses eligible to be capitalized are amortized on a straight-line basis over the useful life of the license, which we consider to begin on the date of acquisition of the license and continue through the end of the estimated term during which the technology is expected to generate substantial revenues. In the case of the licenses or assets acquired from Medarex and Jenner Biotherapies, we estimated their useful lives to be ten years from the date of acquisition.

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

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we annually test goodwill and other indefinite-lived intangible assets for impairment, and more frequently if certain indicators are present. This analysis requires us first to compare the fair value of a reporting unit with its carrying amount, including goodwill. We have determined that we are operating as one reporting unit for purposes of this analysis. If the fair value of the reporting unit on the measurement date is less than the carrying amount, a second step is performed to determine the amount of the impairment loss. This involves comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill. As of the period ended December 31, 2006, our analysis determined that the fair value of the reporting unit exceeded the carrying amount and thus no goodwill impairment was recognized.

Cost Associated with Exit or Disposal

In August 2006 our Board of Directors approved a restructuring and cash conservation plan and in December 2006 the Board authorized an organizational restructuring. We accounted for the restructuring activity in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). This restructuring included focusing our research and development activities primarily on Junovan and our collaboration with sanofi-aventis for Uvidem, putting on hold further development of Bexidem and other product candidates until collaborative partners can be found or additional funding becomes available and a workforce reduction of 17 employees located in our facility in Paris, France. We recorded a total cumulative charge of $1.0 million in 2006 ($0.8 in Research and Development expense, and $0.2 in General and Administrative expense), of which $0.2 million was paid in 2006. The remaining unpaid balance at December 31, 2006, of $0.8 million, is included in “Other Current Liabilities”. This charge primarily consists of severance payments and other related charges, as well as contract termination costs. By April 2007, substantially all of the expenditures in connection therewith will have been made.

Stock based compensation.  As a normal practice, we compensate employees and non-employee directors through stock-based compensation. Effective January 1, 2006, we account for our stock based compensation under the provisions of SFAS No. 123R, Share-Based Payments.  SFAS No. 123R eliminates the use of the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. The estimation of stock-based compensation requires the use of complex option pricing models and application of judgment in selecting the appropriate valuation assumptions, as such volatility, forfeiture rates and expected term. We value our stock based compensation using the Black-Scholes option pricing model and the single option award approach, in accordance with the requirements of SFAS No. 123R and Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment.  We reduce our compensation expense for estimated forfeitures based on historical forfeiture behavior, excluding unusual events or behavior that is not indicative of future expectations. We re-assess the appropriateness of the valuation assumptions, including our calculated forfeiture rate, on a semi-annual basis or when events or changes in circumstances warrant a re-evaluation. In addition, we monitor equity instruments with non-standard provisions, such as performance-based vesting conditions, accelerated vesting based on achievement of performance milestones and features that require an instrument to be accounted for as liabilities.

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

The allocation of the purchase price discussed below is based on Epimmune’s assets and liabilities as of the closing of the Combination.

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

The allocation of the purchase price and the estimated useful lives associated with certain assets is as follows (in thousands):

		Estimated Useful
	Amount	Life (Years)

Purchase price allocation:
Net tangible assets (net of liabilities)	$1,607	—
Licensing and milestone agreements	1,600	5 years
In-process research and development (“IPR&D”)	13,300	—
Goodwill	13,267	—

Total purchase price	$29,774

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

Epimmune had two products in various states of clinical trials as of the valuation date: EP HIV-1090, a therapeutic vaccine for HIV in Phase I clinical trials and EP-2101, a therapeutic vaccine for non-small cell lung cancer which entered Phase II clinical trials in December 2004. The fair value of the IPR&D was determined using the income approach. Under the income approach, the expected future cash flows for each product under development are estimated and discounted to their net present value at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted-average cost of capital and return on assets, as well as the risks inherent in the development process. For purposes of the analysis, EP HIV-1090 was projected to generate material revenue and cash flows beginning in 2013 and EP-2101 was projected to generate material revenue and cash flows beginning in 2014. Remaining research and development expenses for both EP HIV-1090 and EP-2101 are based on management’s best estimates to bring the drug candidates to market. A 24% risk adjusted discount rate was applied to the cash flow projected for EP HIV-1090 and a discount rate of 29% was applied to the EP-2101 projected cash flow. The application of this methodology resulted in a fair value of $7.5 million being assigned to EP HIV-1090 and $5.8 million being assigned to EP-2101. Licensing and milestone agreements represents a combination of Epimmune’s patents, trade secrets, core technology and services that it had developed through years of work in the field of epitope identification. This proprietary knowledge base had been leveraged by Epimmune to enter into agreements with licensing and milestone opportunities.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

Sale of Infectious Disease Related Assets

Pursuant to an asset purchase agreement, dated November 23, 2005, as amended on December 30, 2005, with Pharmexa, we sold specific assets related to our infectious disease programs and certain other assets to Pharmexa for $12,028,000 in net cash.

In connection with the asset sale, we also entered into two separate, fully paid up perpetual license agreements with Pharmexa, which guarantee us continuing rights to use the PADRE® and Epitope Identification System (EIS®) technologies, included in the assets to be acquired by Pharmexa, in the cancer field. In addition, we entered into a three-year services agreement with Pharmexa, which will provide certain services required by us for our ongoing clinical trials of our EP-2101 therapeutic vaccine for non-small cell lung cancer, as well as access to expertise and know how related to epitope identification. We received a credit for the first year of the services agreement and recorded prepaid services of $900,000 at December 31, 2005 in connection with the credit. In September 2006, the Company notified Pharmexa that it would not renew the service portion of the agreement. At December 31, 2006, prepaid expenses related to Pharmexa totaled $97,481 which is expected to be fully utilized prior to the expiration of the agreement in the first quarter of 2007. The transaction included the assumption by Pharmexa of our current lease at our San Diego facility and the transfer of most of our San Diego based employees to Pharmexa. We retained all rights to our cancer programs.

Due to the proximity of the sale of the specific assets to the original acquisition date of Epimmune by IDM S.A., we did not record a gain on the sale of the net assets, but instead reduced the amount of goodwill originally recorded in connection with the closing of the Combination in August 2005.

Results of Operations for the Years Ended December 31, 2006 and 2005

Revenues.  We had total revenues of $11.3 million for the year ended December 31, 2006, compared to total revenues of $8.5 million for the year ended December 31, 2005.

For the year ended December 31, 2006, approximately 99% of our revenues were generated from our research and development activities in France and derived from reimbursement of current and past research and development expenses and up-front fees and milestone payments received from sanofi-aventis under the terms of our collaboration agreement, which amounted to $11.1 million compared to $6.8 million for the year ended December 31, 2005. We also received $0.1 million and $1.7 million from NIH research grants, license fees and other contract revenues in the year ended December 31, 2006 and 2005, respectively.

On December 21, 2001, sanofi-aventis exercised its first option to initiate product development on the on-going melanoma development program for Uvidem. Between January and June 2002, sanofi-aventis paid us a total of $5.3 million in relation to Uvidem as a combination of up-front fees, milestone payments and reimbursement of expenses we had incurred in prior years while developing Uvidem. The revenue corresponding to these payments is being recognized on a straight-line basis over the estimated nine-year development period for Uvidem. Accordingly, we recognized $0.7 million in the year ended December 31, 2006 and 2005. Additional milestone payments by sanofi-aventis under our collaboration agreement are contingent upon the success of several on-going Phase II clinical trials. There can be no assurance that the on-going Phase II clinical trials will be successful and, if they are not successful, we will not receive the related milestone payments.

We recorded $10.5 million in revenues from sanofi-aventis in the year ended December 31, 2006 and $6.1 million in the year ended December 31, 2005 for reimbursement of current expenses related to the development of Uvidem. The increase in revenue was due to the increase in development costs reimbursed to us by sanofi-aventis for Uvidem clinical trials in the 2006 period.

On December 30, 2005, we completed the sale of our infectious disease programs and related assets to Pharmexa. These programs accounted for approximately $1.7 million in revenue we recognized in 2005.

Research and Development Expenses and Impairment of Patents and Licenses.   Total research and development expenses and impairment of patents and licenses were $22.9 million and $26.6 million for the year ended December 31, 2006 and December 31, 2005, respectively.

We regularly undertake detailed reviews of our patents and licenses to determine the development stage and the viability of associated products. When certain product development projects remain at an early stage or are abandoned, we write down in full the remaining value of licenses, patents or trademarks associated with those projects, if they are found to have no alternative future use. During the year ended December 31, 2006, we recorded an impairment charge of $0.6 million compared to a $2.6 million charge for the year ended December 31, 2005. During the year ended December 31, 2005, we wrote off the license to IL-13 received from sanofi-aventis in connection with the Combination, and recorded a corresponding $2.0 million impairment charge in accordance with our established policies because the acquired license had no alternative future use.

Research and development expenses decreased to $22.3 million for the year ended December 31, 2006 from $24.0 million for the year ended December 31, 2005. This decrease was primarily due to $3.2 million associated with activities under our NIH grants and contracts and our clinical trial in non-small cell lung cancer, which were incremental activities since the Combination on August 16, 2005. These expenditures were partially offset by higher spending in 2006 for Phase II clinical trials of Uvidem and expenditures made in connection with preparation for regulatory filing and manufacturing of Junovan.

Direct research and development expenses related to our product candidates to destroy residual cancer cells were approximately $6.2 million and $6.7 million for the year ended December 31, 2006 and 2005, respectively and $22.0 million for the period from January 1, 2001, the earliest date for which relevant cumulative cost information is available, through December 31, 2006. Direct research and development expenses related to our product candidates to prevent tumor recurrence were approximately $8.4 million and $7.3 million for the year ended December 31, 2006 and 2005, respectively and $28.9 million for the period from January 1, 2001, the earliest date for which relevant cumulative cost information is available, through December 31, 2006.

Selling and Marketing Expenses.  Selling and marketing expenses were $0.6 million for the year ended December 31, 2006, compared to $1.3 million for the year ended December 31, 2005. These expenses consisted primarily of costs related to our participation in trade conferences and to the employment costs of our business development and communications employees. Lower expenses in 2006 were the result of fewer company-sponsored symposiums.

General and Administrative Expenses.  General and administrative expenses were $9.4 million and $7.4 million for the year ended December 31, 2006 and 2005, respectively. The higher expenses in 2006 included $1.0 million in additional expenses associated with being a public company, including board of directors’ fees, accounting, and legal expenses, and $1.1 million in stock-based compensation expense for employees and consultants.

Acquired in Process Research and Development.  For the year ended December 31, 2005, we recorded a $13.3 million non-cash charge to write-off acquired IPR&D related to the Combination.

Interest Income, Net.  Net interest income decreased to $0.5 million for the year ended December 31, 2006, compared to $0.6 million for the year ended December 31, 2005, reflecting a decrease in cash and cash equivalents balances on which we earn interest.

Foreign Exchange Gain or Loss.  We have an inter-company loan between our subsidiary in France and our subsidiary in the United States. Prior to the quarter ending December 31, 2005, this loan was considered to be long term and all related foreign exchange gains or losses were recognized as a component of other comprehensive loss and excluded from earnings. Beginning in the quarter ending December 31, 2005, as a result of planned operational changes, we took steps to settle this inter-company loan. As a result, this loan was revalued each quarter based on changes in the value of the dollar versus the euro and all related changes were recognized in earnings. For the year ended December 31, 2006 and 2005 we recorded a foreign exchange loss of $2.6 million and $0.2 million, respectively, primarily as a result of the revaluation of this inter-company loan.

Income Tax Benefit.  We recorded a research tax credit for research and development expenses in France in the amount of $0.2 million for the year ended December 31, 2006 compared to $0.5 million in the year ended December 31, 2005. Excluding a $0.4 million adjustment made in 2005, as a result of a change in tax law, to recognize additional tax credits attributable to the year ended December 31, 2004, tax credit for both 2006 and 2005 is comparable.

For the year ended December 31, 2005, we offset the research tax credit with an income tax provision of $0.1 million for a tax liability related to the sale of our infectious disease assets.

As of December 31, 2006, we had research and development tax credits of $1.5 million that represent an account receivable corresponding to our accumulated income tax benefit from the French government, of which $0.2 million is recoverable during the next twelve months.

Net Loss.  Our net loss decreased to $23.5 million for the year ended December 31, 2006, compared to $39.2 million for the year ended December 31, 2005, as a result of the factors described above.

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

On December 21, 2001, sanofi-aventis exercised its first option to initiate product development on the on-going melanoma development program for Uvidem. Between January and June 2002, sanofi-aventis paid us a total of $5.3 million in relation to Uvidem as a combination of up-front fees, milestone payments and reimbursement of expenses we had incurred in prior years while developing Uvidem. The revenue corresponding to these payments is being recognized on a straight-line basis over the estimated nine-year development period for Uvidem. Accordingly, we recognized $0.7 million in the year ended December 31, 2005 and $0.7 million in revenues in the year ended December 31, 2004 from these payments. We also recorded $6.1 million in revenues from sanofi-aventis in the year ended December 31, 2005 and $5.1 million in the year ended December 31, 2004 for reimbursement of current expenses related to the development of Uvidem. Additional milestone payments by sanofi-aventis under our collaboration agreement are contingent upon the success of several on-going Phase II clinical trials. There can be no assurance that the on-going Phase II clinical trials will be successful and, if they are not successful, we will not receive the related milestone payments.

We also recorded $1.7 million in incremental revenues in 2005 related to NIH research grants and contracts, other contract revenues and license fees since the Combination closed on August 16, 2005.

On December 30, 2005, we completed the sale of our infectious disease programs and related assets to Pharmexa. These programs accounted for approximately $1.7 million in revenue we recognized in 2005.

Research and Development Expenses and Impairment of Patents and Licenses.   Total research and development expenses and impairment of patents and licenses were $26.6 million and $27.8 million for the year ended December 31, 2005 and December 31, 2004, respectively.

We regularly undertake detailed reviews of our patents and licenses to determine the development stage and the viability of associated products. When certain product development projects remain at an early stage or are abandoned, we write down in full the remaining value of licenses, patents or trademarks associated with those projects, if they are found to have no alternative future use. During the year ended December 31, 2005, we recorded an impairment charge of $2.6 million compared to a $7.7 million charge for the year ended December 31, 2004. During the year ended December 31, 2005 we wrote off the license to IL-13 received from sanofi-aventis upon exercise of certain warrants in connection with the Combination and recorded a corresponding $2.0 million impairment charge because the licensed technology had no alternative future use. During the year ended

December 31, 2004, we recorded an impairment charge of $6.8 million associated with certain antibodies licensed from Medarex, which we determined not to develop, and wrote off in accordance with our established policies.

Research and development expenses increased to $24.0 million for the year ended December 31, 2005 from $20.1 million for the year ended December 31, 2004. This increase was primarily due to $3.2 million associated with activities under our NIH grants and contracts and our clinical trial in non-small cell lung cancer, which were incremental activities since the Combination on August 16, 2005.

Direct research and development expenses related to our product candidates to destroy residual cancer cells were approximately $6.7 million and $4.7 million for the year ended December 31, 2005 and 2004, respectively and $15.9 million for the period from January 1, 2001, the earliest date for which relevant cumulative cost information is available, through December 31, 2005. Direct research and development expenses related to our product candidates to prevent tumor recurrence were approximately $7.3 million and $4.8 million for the year ended December 31, 2005 and 2004, respectively and $20.5 million for the period from January 1, 2001, the earliest date for which relevant cumulative cost information is available, through December 31, 2005.

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

General and Administrative Expenses.  General and administrative expenses were $7.4 million and $9.5 million for the year ended December 31, 2005 and 2004, respectively. The higher expenses in 2004 included a write-off of $2.9 million corresponding to legal, investment banking and accounting charges related to a proposed public offering of stock of IDM S.A. that was terminated, a $1.4 million higher level of administrative expenses due to several factors including higher rental expenses and a higher number of employees, partially offset by $2.2 million in incremental expenses following the Combination, which included accrued salaries, deferred compensation, accounting and legal expenses related to our asset sale to Pharmexa.

Acquired in Process Research and Development.  For the year ended December 31, 2005, we recorded a $13.3 million non-cash charge to write-off acquired IPR&D related to the Combination.

Interest Income, Net.  Net interest income decreased to $0.6 million for the year ended December 31, 2005, compared to $0.7 million for the year ended December 31, 2004, reflecting a decrease in cash and cash equivalents balances on which we earn interest.

Income Tax Benefit.  We recorded a research tax credit for research and development expenses in France in the amount of $0.5 million for the year ended December 31, 2005 compared to $0.4 million in the year ended December 31, 2004. This increase resulted primarily from the fact that the method of calculation of the research tax credit in France was modified to be more advantageous.

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

Liquidity and Capital Resources

As of December 31, 2006, our cash and cash equivalents totaled $10.2 million, compared to $26.7 million as of December 31, 2005. Additionally, in February 2007 we completed a private placement of our common stock and received approximately $12.9 million in gross proceeds. Cash and cash equivalents include principally cash, money-market funds and certificates of deposit with maturity of 90 days or less and are denominated in both euros and U.S. dollars. We use our cash and cash equivalents to cover research and development expenses and corporate expenses related to selling and marketing and general and administrative activities. If we enter into collaborations for certain of our products, we expect that our strategic partners would assume most, if not all, of the costs of further product development. Unless we find a strategic partner for a product, we bear all costs related to its development. We expect our expenses to increase as we continue development and commercialization of Junovan, and development of Uvidem.

Net cash used in operating activities decreased to $17.5 million for the year ended December 31, 2006, compared to $21.6 million for the year ended December 31, 2005. This decrease in cash used by operating activities was primarily the result of a decrease in expenses related to the Combination in 2005 and changes in working capital.

Net cash used in investing activities was $0.4 million during the year ended December 31, 2006, compared to net cash provided by investing activities of $10.1 million for the year ended December 31, 2005. The cash provided during the 2005 period related to $12.1 million net cash received from the sale of our infectious diseases assets to Pharmexa in December 2005, partially offset by the net costs related to the business transaction of $1.0 million, which included legal, investment banking and accounting fees, net of cash acquired in the Combination. Cash used in investing activities also includes the purchase of property and equipment and the payment of patent costs and acquisition of other intangibles.

As of December 31, 2006, our current liabilities were $10.6 million. Our current liabilities included $4.9 million in accounts payable to suppliers, $0.8 million in the current portion of deferred revenues from the collaboration agreements with sanofi-aventis and Cambridge Laboratories, which are recognized as revenue on a straight-line basis over the remaining term of each agreement, $1.3 million in accrued compensation for employees and $3.7 million in accrued liabilities including tax obligations and accrued severance. Our long-term liabilities as of December 31, 2006 were composed primarily of $2.6 million in deferred revenues from sanofi-aventis and Cambridge Laboratories, an interest-free loan of $0.5 million from the French government that provides support to French companies for research and development, and $0.5 million of other liabilities of which $0.3 million represents refundable up-front payments received from Cambridge Laboratories for Junovan marketing rights in the United Kingdom and the Republic of Ireland that is recorded as a long term liability until Junovan receives marketing approval in these countries. We must repay the principal amount of the French government loan in installments of $0.2 million in 2008 and $0.3 million in 2011.

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

We expect our principal sources of revenues to be up-front fees, milestone payments and reimbursements of research and development expenses under our collaboration agreement with sanofi-aventis, until such time as we successfully develop one or more products for sale outside this agreement or enter into other collaboration agreements. However, if we do not meet further development milestones with respect to Uvidem, or if sanofi-aventis does not elect to develop additional product candidates, we will not receive additional payments under our agreement with sanofi-aventis. We expect to receive revenues from sales of our lead product candidate, Junovan, assuming that we receive regulatory approval and choose to market Junovan ourselves. However, we may not receive regulatory approval and, even if we do, any efforts by us or any future partners to commercialize Junovan may not be successful. In keeping with our overall strategy, we are seeking to enter into collaboration agreements for certain products with other strategic partners, which may provide additional sources of revenues, including other milestone payments. However, we cannot be certain that we will enter into such agreements. In addition, the timing of our milestone payments cannot be predicted with certainty, and we may not receive payments if development targets are not achieved. Also, it is unlikely that milestone payments, even if received when expected, would fully cover our total research and development expenses for all of our projects. Royalties, if any, on commercial sales of products under development with strategic partners will not be received until at least such time as such products receive the required regulatory approvals and are launched on the market. We do not expect any of our products to receive regulatory approval before late 2007, and we cannot be sure of the timing of any such approval or successful commercialization following such approval. The timing for receipt of regulatory approval of products is subject to risks and uncertainties regarding development, regulatory matters, manufacturing and commercialization described in more detail in the section entitled “Risk Factors” including the possibility that the FDA or the EMEA may require that we conduct additional clinical trials and the risk that we may not receive necessary approvals from the FDA, the EMEA or similar drug regulatory agencies for the marketing and commercialization of Junovan when expected or at all.

We will likely seek additional funding, which may be accomplished through equity or debt financings, government research grants and/or collaboration and license agreements and may also consider from time to time various business alternatives, including merger and acquisition transactions. We may not be able to obtain additional financing or accomplish any other business transaction we decide to pursue on terms that are favorable to us or at all. In addition, we may not be able to enter into additional collaborations to reduce our funding requirements. If we acquire funds by issuing securities, dilution to existing stockholders will result. If we raise funds through additional collaborations and license agreements, we will likely have to relinquish some or all of the rights to our product candidates or technologies that we may have otherwise developed ourselves. We do not have committed sources of additional funding and may not be able to obtain additional funding, particularly if volatile conditions in the market for biotechnology company stocks persist. Our failure to obtain additional funding may require us to delay, reduce the scope of or eliminate one or more of our current research and development projects, sell certain of our assets (including one or more of our drug programs or technologies), sell our company, or dissolve and liquidate all of our assets.

We will continue to incur significant expenses for research and development activities. In August 2006 our Board of Directors approved a restructuring and cash conservation plan and in December 2006 the Board authorized an organizational restructuring. This restructuring included focusing our research and development activities primarily on Junovan and our collaboration with sanofi-aventis for Uvidem, putting on hold further development of Bexidem and other product candidates until collaborative partners can be found or additional funding becomes available, and a workforce reduction of 17 employees located in our facility in Paris, France.

If we fail to adequately address our liquidity issues, our independent auditors may include an explanatory paragraph in their opinion, to the effect that there is substantial doubt about our ability to continue as a going concern. Such an opinion could itself have a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, our failure to raise adequate capital would have a material adverse effect on our business, financial condition, results of operations and cash flows, and could cause us to discontinue operations or declare bankruptcy.

Our capital expenditures include purchase of property and equipment, including research and development laboratory equipment and product manufacturing facilities. Capital expenditures also include purchase of intangible assets, including payment of patent development costs, acquisition of third party licenses and patents, such as from Medarex and Jenner Biotherapies, and acquisition of other intangibles. Capital expenditures amounted to $0.4 million and $1.0 million for the twelve months ended December 31, 2006 and 2005.

Our major outstanding contractual obligations relate to our long-term debt, operating lease obligations, and obligations under a number of our collaboration, licensing and consulting agreements. At December 31, 2006, we had $26,000 of outstanding capital lease obligations. The following table summarizes our long-term debt, operating lease obligations and fixed mandatory payments under our collaboration, licensing and consulting agreements as of December 31, 2006.

	Payments Due by Period
		Less Than	Years	Years	More Than
	Total	1 Year	2-3	4-5	5 Years
	(In thousands of $)

Contractual Obligations
Long-Term Debt	479	—	160	319	—
Operating Lease Obligations	3,525	910	1,969	325	321
Fixed Mandatory Payments under Collaboration, Licensing and Consulting Agreements	222	188	27	8	—

Total	4,226	1,098	2,156	652	321

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

We believe that our existing cash resources are sufficient to meet our cash requirements, based on our current development and operating plan, into the second quarter of 2008. Our future capital requirements, the timing and amount of expenditures and the adequacy of available capital will depend upon a number of factors. These factors include the scope and progress of our research and development programs, our ability to sign new collaboration agreements and maintain our current collaboration agreement with sanofi-aventis and whether sanofi-aventis elects to develop additional product candidates, our progress in developing and commercializing new products resulting from our development programs and collaborations including the achievement of milestones, the cost of launching, marketing and sales of products if we choose to commercialize products ourselves, our plans to expand or construct manufacturing or other facilities, technological developments, our preparation and filing of patent applications, our securing and maintaining patents and other intellectual property rights and our dealings with the regulatory process. See the section entitled “Trends” below.

Off-Balance Sheet Arrangements

As of December 31, 2006, we were not a party to any transactions, agreements or contractual arrangements to which an entity that is not consolidated with us was a party, under which we had:

•	any obligations under a guarantee contract;

•	a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support for such assets;

•	any obligation under a derivative instrument that is both indexed to our stock and classified in shareholders’ equity, or not reflected, in our statement of financial position; or

•	any obligation, including a contingent obligation, arising out of a variable interest, in an unconsolidated entity that is held by, and material to, us, where such entity provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

Trends

The level of our research and development spending will depend on numerous factors including the number of products in development, the number of products partnered, the results and progress of preclinical and clinical testing, our financial condition and ability to raise additional capital as well as general market conditions.

We expect our quarterly research and development expenses to continue to decrease in 2007 as a result of us focusing our research and development activities primarily on Junovan and our collaboration with sanofi-aventis for Uvidem, putting on hold further development of Bexidem and other product candidates until collaborative partners can be found or additional funding becomes available, and a workforce reduction of 17 employees located in our facility in Paris, France. However, due to the maturation of the development stage for certain of our products, we expect our expenses associated with them to increase because clinical trial expenses increase significantly when advancing in clinical development. As products successfully mature, we also expect to pay filing fees in connection with the regulatory submission process and incur expenses related to the maintenance and potential expansion of our product manufacturing facilities. Our strategy is to prioritize expenditures on our portfolio of products in development in order to maintain research and development expenses in line with available financial resources. We are taking appropriate steps to contain our expenses. In August 2006 our Board of Directors approved a restructuring and cash conservation plan and in December 2006 the Board authorized an organizational restructuring. We recorded a total cumulative charge of $1.0 million in 2006 ($0.8 in Research and Development expense, and $0.2 in General and Administrative expense), of which $0.2 million was paid in 2006. The remaining unpaid balance at December 31, 2006 was $0.8 million and is included in “Other Current Liabilities”. This charge primarily consists of severance payments and other related charges, as well as contract termination costs. By April 2007, substantially all of the expenditures in connection with such restructuring will have been made.

If we succeed in gaining regulatory approval for Junovan and proceed with commercialization of Junovan ourselves, we expect our selling and marketing expenses to increase correspondingly with our activities to commercialize Junovan. In addition, we would expect to incur significant costs related to manufacturing Junovan, which would be recorded as cost of goods sold. Furthermore, depending on the outcome of the NDA filing with the FDA for Junovan, we may owe milestone payments as well as royalties in the event of its commercialization, under a licensing agreement with Ciba-Geigy, now Novartis, which was transferred to us as part of the Jenner Agreement entered into in 2003. However, our obligations to make milestone payments will be deferred until profitability of the Junovan product line.

We expect our general and administrative expenses to be lower in 2007 compared to 2006 levels due to the lower salary expenses related to the reduction in workforce.

Recently Issued Accounting Standards

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. We are currently evaluating whether the adoption of Interpretation 48 will have a material effect on our consolidated financial position, results of operations or cash flows.

FASB Staff Position (FSP) No. 00-19-2, Accounting for Registration Payment Arrangements, was issued in December 2006 to address an issuer’s accounting for registration payment arrangement. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies.  For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP and that continues to be outstanding at the adoption date, this guidance is effective for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. Retrospective application of the guidance in this FSP to financial statements for earlier interim or annual periods presented is not permitted. We are currently evaluating whether the adoption of FSP No. 00-19-2 will have a material effect on our consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. Amongst other things, SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments beginning after September 15, 2006. We are currently evaluating the effect of the adoption of SFAS No. 155 on our consolidated financial position or results of operations.

The FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, in September 2006. The new standard provides guidance on the use of fair value in such measurements. It also prescribes expanded disclosures about fair value measurements contained in the financial statements. Financial statement disclosures will be revised to conform to the new guidance. We are in the process of evaluating whether the adoption of the new standard will have a significant effect on our consolidated financial position or results of operations. The pronouncement, including the new disclosures, is effective as of the first quarter of 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not decided if we will early adopt SFAS No. 159 or if we will choose to measure any eligible financial assets and liabilities at fair value.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

At December 31, 2006, our investment portfolio included cash, money market accounts and fixed-income securities. We are exposed to limited market risk through our investment of cash in money market accounts and high-grade securities, generally with maturities of less than three months. The securities contained in our cash and cash equivalents are typically debt instruments purchased at inception and held until maturity. Due to their very short-term nature, such securities are subject to minimal interest rate risk. We currently do not hedge interest rate exposure, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income. We also do not hedge currency exchange rate exposure.

Item 8.	Consolidated Financial Statements and Supplementary Data

The financial statements and supplemental data required by this item are set forth at the pages indicated in Item 15(a) (1) of this annual report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of December 31, 2006, the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the evaluation date.

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

While we are in the process of implementing corrective actions as further discussed below, as of December 31, 2006, there continues to be deficiencies relating to monitoring and oversight of the work performed by our accounting personnel, and of the work performed by accounting consultants working on our behalf, to assure that transactions receive adequate review by accounting personnel with sufficient technical accounting expertise. We also noted a lack of sufficiently skilled personnel within our accounting and financial reporting functions to ensure that all transactions are accounted for in accordance with U.S. generally accepted accounting principles, and deficiencies in our controls over certain non-routine, complex transactions such as the Combination and the sale of our infectious disease assets in 2005. These deficiencies have resulted in errors in the preparation and review of financial statements and related disclosures, and resulted in adjustments to our audited, consolidated financial statements for the year ended December 31, 2005. The impact of these adjustments did not require the restatement of any of our financial statements. Based on findings of material weaknesses in our internal control over financial reporting as described above, we have taken steps to strengthen our internal control over our financial statement closing, consolidation and reporting process, and our processes for accounting for non-routine, complex transactions such as acquisitions. However, the conclusions of management as of December 31, 2006, that material weaknesses in our internal control over financial reporting process continue to exist indicates that we need to take additional steps to remediate these situations. We intend to address the remaining actions required to remediate our existing weaknesses as part of our ongoing efforts to improve our control environment. As discussed below, we have been and continue to be engaged in efforts to improve our internal control over financial reporting. Measures we have taken or are planning on taking to remediate our identified material weaknesses include:

•	Consolidate operating and financial reporting locations and structure;

•	Implement additional review and approval procedures over accruals;

•	Formalize process and documentation related to financial statement close and consolidation review, including face-to-face meeting of all members of our financial staff involved in preparation of financial statements and a review of those financial statements by the entire staff as a group;

•	Formalize and enhance documentation, oversight and review procedures related to accounting records of our foreign subsidiary to ensure compliance with U.S. generally accepted accounting principles;

•	Supplement internal staff expertise by consulting with independent, third party experts regarding accounting treatment of unusual or non-routine transactions, and the impact of the adoption of new accounting pronouncements, when and if necessary;

•	Review and make appropriate staffing adjustments at all company locations to enhance accounting expertise;

•	Revise and enhance the review process for unusual and acquisition related transactions; and

•	Improve training for, and integration and communication among, accounting and financial staff.

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

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

The information required by this item is hereby incorporated by reference from our 2007 Definitive Proxy Statement to be filed not later than 120 days following the close of the fiscal year ended December 31, 2006.

Item 11.	Executive Compensation

The information required by this item is hereby incorporated by reference from our 2007 Definitive Proxy Statement to be filed not later than 120 days following the close of the fiscal year ended December 31, 2006.

Compensation Committee Interlocks and Insider Participation

None.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is hereby incorporated by reference from our 2007 Definitive Proxy Statement to be filed not later than 120 days following the close of the fiscal year ended December 31, 2006.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item is hereby incorporated by reference from our 2007 Definitive Proxy Statement to be filed not later than 120 days following the close of the fiscal year ended December 31, 2006.

Item 14.	Principal Accountant Fees and Services

The information required under this item is hereby incorporated by reference from our 2007 Definitive Proxy Statement to be filed not later than 120 days following the close of the fiscal year ended December 31, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements

(1) Index to Consolidated Financial Statements

The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K.

(2) Consolidated Financial Statement Schedules

The consolidated financial statement schedules required by this item are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

(3) Listing of Exhibits

Exhibit
Number	Document Description

3.1	Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 2, 1991.(1)
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on April 2, 1993.(2)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 5, 1995.(3)
3.4	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 5, 1995.
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 2, 1998.(4)
3.6	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 2, 1998.(4)
3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 12, 1998.(5)
3.8	Certificate of Designations of the Series S and Series S-1 Preferred Stock filed with the Secretary of State of Delaware on June 29, 1999.(6)
3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 1, 1999.(7)
3.10	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on September 23, 1999.(8)
3.11	Certificate of Decrease of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on September 23, 1999.(8)
3.12	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 17, 2004.(9)

Exhibit
Number	Document Description

3.13	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on August 15, 2005.(10)
3.14	Certificate of Ownership and Merger, filed with the Secretary of State of Delaware on August 15, 2005.(10)
3.15	Amended and Restated Bylaws of the Company. (28)
4.1	Reference is made to Exhibits 3.1 through 3.15.
4.2	Specimen certificate of the Common Stock.(23)
10.1	Form of Indemnification Agreement entered into between the Company and its directors and officers.(*)
10.2	1989 Stock Plan, as amended (the “1989 Plan”).(4)(*)
10.3	Forms of Incentive Stock Option Agreement under the 1989 Plan.(1)(*)
10.4	Form of Nonstatutory Stock Option Agreement under the 1989 Plan.(1)(*)
10.5	1994 Non-Employee Directors’ Stock Option Plan, as amended.(4)(*)
10.6	Letter Agreement between the Company and Robert De Vaere dated May 4, 2000.(11)(*)
10.7	Letter Agreement between the Company and Dr. Emile Loria regarding employment terms dated January 16, 2001.(12)(*)
10.8	Form of Restricted Stock Purchase Agreement between the Company and Dr. Emile Loria dated January 16, 2001.(12)(*)
10.9	Amendment to Severance Benefits Agreement between the Company and Dr. Mark Newman dated March 8, 2001.(12)(*)
10.10	Amendment to Severance Benefits Agreement between the Company and Robert De Vaere dated March 8, 2001.(12)(*)
10.11	2001 Employee Stock Purchase Plan.(13)(*)
10.12	Non-exclusive License Agreement dated October 28, 2002 between the Company and Valentis Inc.(14)(A)
10.13	Amendment to Letter Agreement between the Company and Dr. Emile Loria dated June 20, 2003.(15)(*)
10.14	Non-Exclusive License Agreement between the Company and IDM S.A. dated July 7, 2003.(15)(B)
10.15	Termination of Amendment to Letter Agreement between the Company and Dr. Emile Loria dated September 8, 2003.(16)(*)
10.16	Accelerated Benefits Agreement between the Company and Dr. Emile Loria dated February 27, 2004.(17)(*)
10.17	Share Exchange Agreement dated March 15, 2005 among the Company and certain shareholders of IDM S.A.(18)
10.18	Amendment No. 1 (to the Share Exchange Agreement) dated March 15, 2005 among the Company and certain shareholders of IDM S.A.(18)
10.19	Voting Agreement dated March 15, 2005 among the Company, Hélène Ploix, as the Shareholder Representative, and certain stockholders of the Company.(18)
10.20	Employment Agreement with Emile Loria, M.D. dated March 17, 2005.(18)(*)
10.21	Employment Agreement with Robert De Vaere dated March 17, 2005.(18)(*)
10.22	Amended and Restated Preferred Exchange Agreement dated April 12, 2005.(19)
10.23	Amendment No. 2 (to the Share Exchange Agreement) dated April 21, 2005 among the Company and certain shareholders of IDM S.A.(20)
10.24	Amendment No. 3 (to the Share Exchange Agreement) dated May 31, 2005 among the Company and certain shareholders of IDM S.A.(21)
10.25	Amendment No. 4 (to the Share Exchange Agreement) dated June 30, 2005 among the Company and certain shareholders of IDM S.A.(22)

Exhibit
Number	Document Description

10.26	Amendment No. 5 (to the Share Exchange Agreement) dated August 16, 2005 among the Company and certain shareholders of IDM S.A.(10)
10.27	Employment Agreement with Jean-Loup Romet-Lemonne, M.D. dated April 21, 2005.(10)(*)
10.28	Indemnity Escrow Agreement dated August 16, 2005, among the Company, Helene Ploix, as designated representative of certain shareholders of IDM S.A. and U.S. Bank National Association.(10)
10.29	Form of Option Liquidity Agreement between the Company and certain shareholders of IDM S.A.(23)
10.30	Form of Put/Call Agreement between the Company and certain shareholders of IDM S.A.(23)
10.31	2000 Stock Plan, as amended, and French Annex to the 2000 Stock Plan.(23)(*)
10.32	Form of Stock Option Agreement under the 2000 Plan.(24)(*)
10.33	Form of Deferred Issuance Restricted Stock Bonus Agreement under the 2000 Plan.(24)(*)
10.34	Form of French Participants Deferred Issuance Restricted Stock Bonus Agreement under the 2000 Plan.(25)(*)
10.35	Form of French Annex Stock Option Agreement under the 2000 Plan.(25)(*)
10.36	Amendment No. 1 to the French Annex to the 2000 stock plan(26)(*)
10.37	Asset Purchase Agreement between the Company and Pharmexa Inc. dated November 23, 2005.(26)(C)
10.38	Amendment No. 1 to the Asset Purchase Agreement between the Company and Pharmexa Inc. dated December 30, 2005.(26)(C)
10.39	License Agreement for EIS(R) between the Company and Pharmexa Inc. dated December 30, 2005.(26)(C)
10.40	License Agreement for PADRE(R) between the Company and Pharmexa Inc. dated December 30, 2005.(26)(C)
10.41	Services Agreement between the Company and Pharmexa Inc. dated December 30, 2005.(26)(C)
10.42	License Agreement between CIBA-GEIGY Ltd (now Novartis) and TherAtid Inc. dated April 4, 1996 (assigned to IDM S.A. January 30, 2003).(26)(C)
10.43	Memorandum of Agreement between IDM S.A. and sanofi dated July 20, 2001.(26)(C)
10.44	IL-13 Agreement between IDM S.A. and sanofi dated November 30, 2001.(26)(C)
10.45	Development, Collaboration and Supply Agreement between IDM S.A. and Medarex Inc. dated May 24, 2002. (26)(C)
10.46	IL-13 Development and Manufacturing Agreement between IDM S.A. and Biotecnol S.A. dated November 4, 2003.(26)(C)
10.47	Amendment No. 1 to IL-13 Development and Manufacturing Agreement between IDM S.A. and Biotecnol S.A. dated May 18, 2004. (26)(C)
10.48	License and Distribution Agreement between IDM S.A. and Cambridge Laboratories dated May 10, 2005. (26)(C)
10.49	Amended and Restated IL-13 License Agreement between IDM S.A. and sanofi dated August 12, 2005.(26)(C)
10.50	Restricted Stock Bonus Agreement and Grant Notice between the Company and Emile Loria, dated January 4, 2006.(26)(*)
10.51	Amended and Restated Directors’ Deferred Compensation Plan, effective as of January 1, 2005.(26)(*)
10.52	First Amendment to Employment Agreement with Robert De Vaere dated January 26, 2006.(27)
10.53	Consulting Agreement with Sylvie Grégoire, Pharm.D. dated August 10, 2006.(27)
14.1	Code of Business Conduct and Ethics dated December 9, 2003, as amended
21.1	Subsidiaries of IDM Pharma, Inc.(26)
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.

Exhibit
Number	Document Description

25.1	Power of Attorney. Reference is made to the signature page of this report.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted).
32.1	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted).

*	Executive Compensation Plans and Arrangements

(1)	Incorporated by reference to the Company’s Form S-1 Registration Statement and Amendments thereto filed with Securities and Exchange Commission (the “SEC”) (File No. 33-43356).

(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 22, 1993.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the SEC on March 31, 1995.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, filed with the SEC on August 14, 1998.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the SEC on November 16, 1998.

(6)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on July 16, 1999.

(7)	Incorporated by reference to the Company’s Definitive Proxy Statement, filed with the SEC on Form DEF 14A on July 28, 1999.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed with the SEC on November 15, 1999.

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on July 2, 2004.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2005.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2000, filed on August 14, 2000.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2001, filed on May 11, 2001.

(13)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on June 27, 2001 (File No. 333-63950).

(14)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A, filed on November 6, 2002.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2003, filed on August 14, 2003.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2003, filed on November 10, 2003.

(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2003, filed on March 30, 2004.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 18, 2005.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 18, 2005.

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 22, 2005.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 2, 2005.

(22)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 7, 2005.

(23)	Incorporated by reference to the Company’s Definitive Proxy Statement on Form DEFM14A, filed with the SEC on June 30, 2005.

(24)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on September 8, 2005 (File No. 333-128178).

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2005, filed on November 14, 2005.

(26)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2005, filed on March 31, 2006.

(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the SEC on November 14, 2006.

(28)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 27, 2007.

(A)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on November 5, 2002.

(B)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on October 22, 2003.

(C)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on September 12, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of April 2007.

IDM Pharma, Inc.

By	/s/Jean-Loup Romet-Lemonne
Jean-Loup Romet-Lemonne, M.D.
Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jean-Loup Romet-Lemonne, M.D. and Hervé Duchesne de Lamotte, and each of them, his attorney-in-fact, with the full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Jean-Loup Romet-Lemonne Jean-Loup Romet-Lemonne, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	April 2, 2007

/s/Hervé Duchesne De Lamotte Hervé Duchesne De Lamotte	Acting Principal Financial and Accounting Officer (Principal Financial and Accounting Officer)	April 2, 2007

/s/Robert Beck Robert Beck, M.D.	Director	April 2, 2007

/s/Jean Deleage Jean Deleage, Ph.D.	Director	April 2, 2007

/s/Donald Drakeman Donald Drakeman, Ph.D.	Director	April 2, 2007

/s/Sylvie Grégoire Sylvie Grégoire, Pharm.D.	Director	April 2, 2007

/s/Michael G. Grey Michael G. Grey	Director	April 2, 2007

/s/John P. Mckearn John P. McKearn, Ph.D.	Director	April 2, 2007

IDM PHARMA INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	F-2
Report of Ernst & Young Audit, Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets as of December 31, 2006 and 2005	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	F-6
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004	F-7
Notes to Consolidated Financial Statements	F-8
EXHIBIT 10.1
EXHIBIT 14.1
EXHIBIT 23.1
EXHIBIT 23.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
IDM Pharma, Inc.

We have audited the accompanying consolidated balance sheets of IDM Pharma, Inc. as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDM Pharma, Inc. at December 31, 2005 and 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4 to the consolidated financial statements, IDM Pharma, Inc. changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

/s/ Ernst & Young LLP

Los Angeles, California
March 28, 2007

REPORT OF ERNST & YOUNG AUDIT, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
IDM Pharma, Inc.

We have audited the accompanying consolidated balance sheet of Immuno-Designed Molecules, S.A. (deemed to be the accounting acquirer of IDM Pharma, Inc. as described in Note 2, basis of presentation), as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Immuno-Designed Molecules, S.A. (deemed to be the accounting acquirer of IDM Pharma, Inc. as described in Note 2, basis of presentation), as at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

/s/ Jean-Yves Jégourel
Ernst & Young Audit represented by
Jean-Yves Jégourel, Partner

Paris-La Défense,
March 7, 2005

IDM PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$10,181,000	$26,702,000
Related party accounts receivable	3,353,000	2,540,000
Accounts receivable	39,000	904,000
Research and development tax credit, current portion	201,000	526,000
Prepaid expenses and other current assets	1,380,000	2,223,000

Total current assets	15,154,000	32,895,000
Property and equipment, net	1,711,000	2,109,000
Patents, trademarks and other licenses, net	3,323,000	3,912,000
Goodwill	2,812,000	2,812,000
Research and development tax credit, less current portion	1,300,000	1,062,000
Other long-term assets	82,000	97,000

	$24,382,000	$42,887,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,935,000	$4,887,000
Accrued payroll and related expenses	1,251,000	2,689,000
Related party deferred revenues, current portion	769,000	687,000
Other current liabilities	3,681,000	2,251,000

Total current liabilities	10,636,000	10,514,000
Long-term debt, less current portion	505,000	317,000
Related party deferred revenues, less current portion	2,593,000	2,875,000
Other non-current liabilities	452,000	437,000

Total liabilities	14,186,000	14,143,000
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized and no shares issued and outstanding at December 31, 2006 and December 31, 2005	—	—
Common stock, $.01 par value, 55,000,000 shares authorized at December 31, 2006 and December 31, 2005 and 13,401,071 and 13,219,053 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	134,000	132,000
Additional paid-in capital	171,892,000	170,891,000
Deferred compensation	—	(368,000)
Accumulated other comprehensive income	16,701,000	13,165,000
Accumulated deficit	(178,531,000)	(155,076,000)

Total stockholders’ equity	10,196,000	28,744,000

	$24,382,000	$42,887,000

See accompanying notes.

IDM PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004

Revenues:
Related party revenue	$11,147,000	$6,794,000	$5,805,000
Research grants and contract revenue	96,000	1,621,000	—
License fees, milestones and other revenues	43,000	124,000	—

Total revenues	11,286,000	8,539,000	5,805,000
Costs and expenses:
Research and development	22,329,000	24,021,000	20,063,000
Impairment of patents and licenses	592,000	2,555,000	7,716,000
Selling and marketing	605,000	1,270,000	1,176,000
General and administrative	9,402,000	7,437,000	9,541,000
Acquired in process research and development	—	13,300,000	—

Total costs and expenses	32,928,000	48,583,000	38,496,000

Loss from operations	(21,642,000)	(40,044,000)	(32,691,000)
Interest income, net	503,000	580,000	696,000
Other income (expenses), net	—	(4,000)	—
Foreign exchange loss	(2,559,000)	(162,000)	(23,000)

Loss before income tax benefit	(23,698,000)	(39,630,000)	(32,018,000)
Income tax benefit	243,000	421,000	361,000

Net loss	$(23,455,000)	$(39,209,000)	$(31,657,000)

Weighted average number of shares outstanding	13,366,002	10,208,937	7,279,246

Basic and diluted loss per share	$(1.75)	$(3.84)	$(4.35)

Comprehensive loss:
Net loss	$(23,455,000)	$(39,209,000)	$(31,657,000)
Other comprehensive gain (loss)	3,545,000	(3,920,000)	1,182,000

	$(19,910,000)	$(43,129,000)	$(30,475,000)

See accompanying notes.

IDM PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004

Operating activities
Net loss	$(23,455,000)	$(39,209,000)	$(31,657,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,313,000	859,000	75,000
Depreciation and amortization	1,329,000	1,812,000	2,735,000
Acquired in process research and development	—	13,300,000	—
Impairment of patents and licenses	587,000	2,557,000	7,716,000
Foreign exchange loss	2,525,000	—	21,000
Change in operating assets and liabilities:
Related party accounts receivable (sanofi-aventis)	(497,000)	(826,000)	667,000
Accounts receivable	869,000	—	—
Prepaid expenses and other current assets	1,193,000	(340,000)	816,000
Research and development tax credit receivable	256,000	85,000	220,000
Other long-term assets	25,000	330,000	1,000
Accounts payable and accrued liabilities	(405,000)	(1,489,000)	2,011,000
Accrued payroll and related expenses	(1,622,000)	67,000	287,000
Related party deferred revenues (sanofi-aventis)	(578,000)	(403,000)	(687,000)
Other liabilities	969,000	1,624,000	248,000

Net cash used in operating activities	(17,491,000)	(21,633,000)	(17,547,000)
Investing activities
Proceeds from asset sale	—	12,090,000	—
Purchase of property and equipment	(216,000)	(514,000)	(505,000)
Patents, trademarks and other licenses	(210,000)	(499,000)	(604,000)
Net cash paid for acquisition	—	(1,015,000)	—

Net cash used in investing activities	(426,000)	10,062,000	(1,109,000)
Financing activities
Proceeds from loans	—	225,000	155,000
Net proceeds from issuance of common stock	49,000	2,000	15,536,000

Net cash provided by financing activities	49,000	227,000	15,691,000
Effect of exchange rate on cash and cash equivalents	1,347,000	(3,731,000)	2,761,000

Decrease in cash and cash equivalents	(16,521,000)	(15,075,000)	(204,000)
Cash and cash equivalents at beginning of year	26,702,000	41,777,000	41,981,000

Cash and cash equivalents at end of period	$10,181,000	$26,702,000	$41,777,000

Supplemental disclosure of cash flow information
Interest paid	$—	$3,000	$—

Supplemental disclosure of non-cash investing and financing activities
Issuance of shares in exchange for professional services	$—	$—	$944,000

Issuance of shares in exchange for patents and licenses	$—	$2,030,000	$—

Issuance of shares in connection with Epimmune acquisition	$—	$26,476,000	$—

See accompanying notes.

IDM PHARMA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three years ended December 31, 2006

			Additional		Accumulated Other		Total
	Common Stock		Paid-In	Deferred	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Income	Deficit	Equity

Balance at December 31, 2003	7,251,543	$73,000	$123,481,000	$(142,000)	$15,903,000	$(84,210,000)	$55,105,000
Issuance of common stock in connection with private placement (net)	1,126,587	11,000	17,785,000				17,796,000
Deferred compensation related to employee stock options			(24,000)	24,000			—
Amortization of deferred compensation related to employee stock options				75,000			75,000
Net loss						(31,657,000)	(31,657,000)
Translation adjustment					1,182,000		1,182,000

Balance at December 31, 2004	8,378,130	84,000	141,242,000	(43,000)	17,085,000	(115,867,000)	42,501,000
Issuance of common stock in connection with exercise of warrants	2,237,862	22,000	2,008,000				2,030,000
Issuance of common stock in connection with Epimmune acquisition	2,569,817	26,000	26,450,000				26,476,000
Issuance of common stock in connection with employee stock purchase plan	2,344		5,000				5,000
Issuance of common stock in connection with stock bonus grants	30,900		104,000				104,000
Issuance of deferred issuance restricted stock awards			1,059,000	(1,059,000)
Issuance of consultant stock option			22,000				22,000
Deferred compensation related to employee stock options			(2,000)	2,000
Amortization of deferred compensation				732,000			732,000
Decrease in estimated issuance costs			3,000				3,000
Net loss						(39,209,000)	(39,209,000)
Translation adjustment					(3,920,000)		(3,920,000)

Balance at December 31, 2005	13,219,053	132,000	170,891,000	(368,000)	13,165,000	(155,076,000)	28,744,000
Common stock awards and related compensation expense	139,456	2,000	222,000				224,000
Issuance of common stock for options	16,011		49,000				49,000
Elimination of deferred compensation upon adoption of SFAS No. 123R			(359,000)	368,000	(9,000)		—
Stock-based compensation expense			1,089,000				1,089,000
Exchange of common stock for PEA shares	26,551						—
Net loss						(23,455,000)	(23,455,000)
Translation adjustment					3,545,000		3,545,000

Balance at December 31, 2006	13,401,071	$134,000	$171,892,000	$—	$16,701,000	$(178,531,000)	$10,196,000

See accompanying notes.

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

IDM Pharma, Inc. (“IDM” or the “Company”) is a biopharmaceutical company focused on developing innovative products to treat and control cancer while maintaining the patient’s quality of life. The Company is currently developing two lines of products designed to stimulate the patient’s immune response:

•	to destroy cancer cells remaining after conventional therapies, and

•	to prevent tumor recurrence.

The Company’s lead product candidate, Junovantm, known as Mepact in Europe, has completed a Phase III clinical trial for the treatment of osteosarcoma, or bone cancer. Junovan has received orphan drug designation in the United States and the European Union for this indication. In October 2006 the Company submitted a New Drug Application, or NDA, in electronic Common Technical Document (eCTD) format to the U.S. Food and Drug Administration, or the FDA, for Junovantm, requesting approval for its use in the treatment of newly diagnosed resectable high-grade osteosarcoma patients following surgical resection in combination with multiple agent chemotherapy. The FDA has accepted the NDA for substantive review, on a standard review basis, contingent upon the Company’s commitment to provide pharmacokinetic data for the to-be-marketed Junovan product. Following the submission of the NDA, in November 2006 the Company submitted a Marketing Authorization Application, or MAA, for Mepacttm to the European Medicines Agency, or EMEA.

The Company expects that the drug regulatory agencies in the United States and Europe would make a decision regarding marketing approval for Junovan by the end of 2007. In the United States, the FDA may decide to get the advice of an advisory panel prior to making their decision regarding approval of an NDA, and we have been advised that the Oncology Drugs Advisory Committee of the FDA, or ODAC, will review Junovan. However, the timing of these events is subject to risks and uncertainties regarding development, regulatory matters, manufacturing and commercialization, including the timing of the drug regulatory agencies’ review of the regulatory filing, the Company’s ability to respond to questions raised by the drug regulatory agencies in a manner satisfactory to the drug regulatory agencies, the time needed to respond to any issues raised by the drug regulatory agencies with regard to regulatory submissions for Junovan, and the possibility that the drug regulatory agencies may not consider preclinical and early clinical development work and existing efficacy data or the Phase III study conduct and analysis as adequate for their assessment of Junovan. These factors may cause delays in review, may result in the regulatory authorities requiring the Company to conduct additional clinical trials, or may result in a determination by the regulatory authorities that the data does not support marketing approval. As a result, the Company may not receive necessary approvals from the FDA, the EMEA or similar drug regulatory agencies for the marketing and commercialization of Junovan when expected or at all, and, even if Junovan is approved by regulatory authorities, there is a further risk that the Company may not be able to manufacture Junovan. IDM has four other product candidates in clinical trials for a variety of cancers including melanoma, bladder, and lung cancers. Unless specifically noted otherwise, as used throughout these consolidated financial statements, “Epimmune Inc.” or “Epimmune” refers to the business, operations and financial results of Epimmune Inc. prior to the closing of the share exchange transaction between Epimmune and shareholders of Immuno-Designed Molecules, S.A., on August 16, 2005, at which time Epimmune’s name was changed to IDM Pharma, Inc.; “IDM S.A.” or “Immuno-Designed Molecules, S.A.” refers to Immuno-Designed Molecules S.A., a privately-held French company, prior to such transaction; and “IDM,” “IDM Pharma,” the “Company” or “its” refers to the operations and financial results of IDM Pharma, Inc. and IDM S.A. on a consolidated basis after the closing of such transaction, and IDM S.A. prior to the closing of such transactions, as the context requires.

2.	Basis of Presentation

On August 16, 2005, Epimmune Inc., a Nasdaq Global Market listed company, completed a share exchange transaction with the shareholders of Immuno-Designed Molecules, S.A. and related transactions, referred to as the Combination, pursuant to a share exchange agreement, dated March 15, 2005, as amended, referred to as the Share

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Basis of Presentation — (Continued)

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

Because the former IDM S.A. shareholders held approximately 81% of the Company’s outstanding common stock after the Combination, IDM S.A.’s designees to the Company’s Board of Directors represent a majority of its Board of Directors and IDM S.A.’s senior management represents a majority of its senior management, IDM S.A. is deemed to be the acquiring company for accounting purposes and the Combination has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with U.S. generally accepted accounting principles. Accordingly, historical financial statements prior to the Combination are the financial statements of IDM S.A. and the results of operations of Epimmune are included in the consolidated financial statements from the date of the business combination transaction as of August 16, 2005.

As discussed in Note 6, on December 30, 2005, the Company completed the sale of specific assets related to its infectious disease programs and certain other assets to Pharmexa, Inc. for $12.0 million in net cash. As a result, the Company’s research and development activity is now focused on its cancer programs.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2006, the Company has an accumulated deficit of $178.5 million and is not forecasting profitable operations in the foreseeable future. Successful completion of the Company’s transition to commercialization and to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure and, if necessary, obtaining additional financing and/or reducing expenditures. The Company believes that with the completion of a $12.9 million private placement of its common shares in February 2007 (as further discussed in Note 16) it will have sufficient funds to support its operations into the second quarter of 2008. The Company plans to continue to finance its operations with a combination of debt and equity financing. While the Company has been successful in raising equity financing in the past, there can be no assurance that the Company will be able to raise the additional funds to support its operations beyond the second quarter of 2008.

The consolidated financial statements include the accounts of the Company and its subsidiaries: Immuno-Designed Molecules, Inc. in Irvine, California, Immuno-Designed Molecules S.A. in Paris, France and IDM Biotech Ltd. in Montreal, Quebec, Canada. There are currently no operating activities at IDM Biotech Ltd. All inter-company accounts and transactions have been eliminated in the consolidation.

3.	Recent Operating Results and Liquidity

The Company has incurred significant net losses and has generated limited revenues since inception. As of December 31, 2006, the Company’s accumulated deficit was $178.5 million and the Company’s revenues for the period ended December 31, 2006 and December 31, 2005 were $11.3 million and $8.5 million, respectively. The Company’s historical financial results reflect increasing research and development and general administrative expenses related to the maturation of the Company’s product development programs.

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Recent Operating Results and Liquidity — (Continued)

The Company will continue to incur significant expenses for research and development activities. In August 2006 the Company’s Board of Directors approved a restructuring and cash conservation plan and in December 2006 the Board authorized an organizational restructuring. The Company accounted for the restructuring activity in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). This restructuring included focusing the Company’s research and development activities primarily on Junovantm and its collaboration with sanofi-aventis for Uvidem (see Note 7), putting on hold further development of other product candidates until collaborative partners can be found or additional funding becomes available, and reducing the workforce by 17 employees at the Company’s facility in Paris, France (see Note 13).

The Company expects the principal sources of revenues to be up-front fees, milestone payments and reimbursements of research and development expenses under the Company’s collaboration agreement with sanofi-aventis, until such time as the Company successfully develops one or more products for sale outside this agreement or enter into other collaboration agreements. However, if the Company does not meet further development milestones with respect to Uvidem, or if sanofi-aventis does not elect to develop additional product candidates, the Company will not receive additional payments under the Company’s agreement with sanofi-aventis. The Company expects to receive revenues from the Company’s lead product candidate, Junovan, assuming that the Company receives regulatory approval. However, the Company may not receive regulatory approval and, even if the Company does, any efforts by the Company or any future partners to commercialize Junovan may not be successful. In keeping with the Company’s overall strategy, the Company is seeking to enter into collaboration agreements for certain products with other strategic partners, which may provide additional sources of revenues, including other milestone payments. However, the Company cannot be certain that the Company will enter into such agreements. In addition, the timing of the Company’s milestone payments cannot be predicted with certainty, and the Company may not receive payments if development targets are not achieved. Also, it is unlikely that milestone payments, even if received when expected, would fully cover the Company’s total research and development expenses for all of the Company’s projects. The Company will therefore, need to obtain additional funding, which the Company may seek through collaboration and license agreements, government research grants, and equity or debt financings.

4.	Summary of Significant Accounting Policies

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

The U.S. dollar is the functional currency for all of IDM’s businesses except for its subsidiaries in France and Canada, for which the functional currencies are the euro and the Canadian dollar, respectively. Foreign currency-denominated assets and liabilities for these units are translated into U.S. dollars based on exchange rates prevailing at the end of the period, revenues and expenses are translated at average exchange rates prevailing during the corresponding quarter, and shareholders’ equity accounts are translated at historical exchange rates. The effects of foreign exchange translation adjustments arising from the translation of assets and liabilities of those entities where

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Summary of Significant Accounting Policies — (Continued)

the functional currency is not the U.S. dollar are included as a component of accumulated other comprehensive income.

The Company funds its operating units through inter-company loans. Among the loans outstanding is a U.S. dollar denominated loan from IDM S.A., a unit which has the euro as its functional currency, to IDM, Inc., a U.S. affiliate. Prior to the quarter ended December 31, 2005, the Company’s inter-company loans were considered to be long-term in nature and foreign exchange gains and losses were recognized as a component of other comprehensive loss. Beginning in the fourth quarter of 2005, as a result of planned operational changes, the Company expects to settle all inter-company loans in the future. As such, the foreign exchange gains and losses associated with this loan are recognized as a foreign exchange (loss)/gain in the statement of operations. Foreign exchange loss was $2.6 million and $0.2 million for the year ended December 31, 2006 and December 31, 2005, respectively. This foreign exchange loss was primarily due to the change in the value of the intercompany loans related to the change in the value of the dollar with respect to the euro.

Gains and losses resulting from foreign currency translation are reflected in comprehensive net loss. The Company does not undertake hedging transactions to cover its foreign currency exposure.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash and money market funds.

Major customer and concentration of credit risk

The Company’s major customers and sources of revenue are sanofi-aventis and governmental agencies, which the Company does not believe presents a significant accounts receivable credit risk. The Company’s deposits, which are mainly kept in dollars and euros, are maintained in both major U.S. and French institutions. The Company does not require collateral to hedge its credit risk as the Company does not believe that such risk is significant due to the financial position of sanofi-aventis and these financial institutions.

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

Revenue recognition

IDM recognizes revenues pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force (EITF) Issue 00-21 Revenue Arrangements with Multiple Deliverables.  License fees are earned and recognized in accordance with the provisions of each agreement. Up-front license fees for perpetual licenses where IDM conveys rights to intellectual property IDM owns to a licensee upon signing of a definitive agreement and IDM has no further delivery or performance obligations beyond the performance of those obligations are recognized when received.

IDM generates certain revenues from a collaborative agreement with sanofi-aventis, a stockholder and therefore a related party to us. These revenues consist of up-front fees, milestone payments for advancing its drug candidates through clinical trials and regulatory approval and ongoing research and development funding.

Non-refundable up-front payments that IDM receives in connection with collaborative research and development agreements are deferred and recognized on a straight-line basis over the period IDM has significant involvement, which is generally the research time as outlined in the development plan for the product. These estimates are continually reviewed and could result in a change in the deferral period. For example, IDM’s current

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Summary of Significant Accounting Policies — (Continued)

estimated development period for Uvidem, which is a product candidate for which IDM currently recognizes revenues, is nine years. If this estimated development period is extended or shortened, the amount of revenues recognized per period would decrease or increase correspondingly.

Revenues from milestone payments for products selected by collaborative partners are recognized in full upon achievement of the relevant milestone when it is substantive and was not evident at the inception of the collaboration agreement. During the development phase of a collaborative research and development agreement, such payments are recorded as additional deferred revenue and recognized over the remaining development term on a straight-line basis.

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

A substantial portion of on-going research and development activities are performed under agreements with external service providers, including Contract Research Organizations (CROs), which conduct many of the Company’s clinical research and development activities. The Company accrues for costs incurred under these contracts based on factors such as estimates of work performed, milestones achieved, patient enrollment and experience with similar contracts. As actual costs become known, the accruals are adjusted. To date, the recorded accruals have been within management’s estimates, and no material adjustments to research and development expenses have been recognized. Subsequent changes in estimates could materially affect the Company’s financial position, results of operations and cash flows.

Research and development expenses incurred in France, relating to the activities of IDM’s French subsidiary, IDM S.A., form the basis for a tax credit, which is recorded as a current income tax benefit in the period in which the expenses are incurred and the credit is claimed. The credit is recoverable in cash if not used to offset taxes payable in the fourth year following its generation after a governmental evaluation in France. The research and development tax credit is recorded as a current asset if payable within one year, or as a long-term asset if payable beyond one year.

Patents, trademarks and licenses

IDM capitalizes the costs incurred to file patent applications when it believes there is a high likelihood that the patent will be issued, the patented technology has other specifically identified research and development uses and there will be future economic benefit associated with the patent. These costs are amortized on a straight-line basis over the estimated economic useful life which is generally ten years. The Company expenses all costs related to abandoned patent applications. In addition, the Company reviews the carrying value of patents for indications of impairment on a periodic basis in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as discussed below. If the Company elects to abandon any of its currently issued or unissued patents or it determines that the carrying value is impaired, it values the patent at fair value. The related expense could be material to its results of operations for the period of the abandonment. Patent maintenance costs are expensed as incurred and included in General and Administrative expenses.

Intangible assets also include purchased licenses. Costs associated with licenses acquired in order to be able to use products from third parties prior to receipt of regulatory approval to market the related products are capitalized if the licenses can be used in multiple research and development programs. The Company’s licensed technologies

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Summary of Significant Accounting Policies — (Continued)

have alternative future uses in that they are enabling (or platform) technologies that can be the basis for multiple products that would each target a specific indication. In addition, the Company derives revenues under collaborative, out-licensing and/or distribution agreements from products under development that incorporate these technologies. Costs of acquisition of licenses are capitalized and amortized on a straight-line basis over the useful life of the license, which IDM considers to begin on the date of acquisition of the license and continue through the end of the estimated term during which the technology is expected to generate substantial revenues. In the case of the licenses or assets acquired from Medarex and Jenner Biotherapies, IDM estimated their useful lives to be ten years from the date of acquisition.

Impairment of long lived assets

In accordance with SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, IDM periodically evaluates the value reflected on its balance sheet of long-lived assets, such as patents and licenses, when events and circumstances indicate that the carrying amount of an asset may not be recovered. Such events and circumstances include the use of the asset in current research and development projects, any potential alternative uses of the asset in other research and development projects in the short to medium term, clinical trial results and research and development portfolio management options. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. At December 31, 2006 and 2005, the Jenner license (for the Junovan product) represents $2.6 and $2.7 of the total balance in Patents, Trademarks and Other Licenses, net. While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, especially with the filing of the NDA for Junovan in October 2006 and the MAA in November 2006.

For those product candidates put on hold until collaborative partners can be found or other funding becomes available, if the Company has not found a collaborative partner or obtained funding to restart development of the product candidate within one year after development is put on hold, any remaining carrying value will be written off. At December 31, 2006, the unamortized carrying value of intangible assets related to product candidates put on hold was $0.1 million.

Fair value of financial instruments

At December 31, 2006 and 2005, the carrying values of financial instruments such as cash and cash equivalents, trade receivables and payables, related party receivables, tax credits and accrued liabilities approximated their market values, based on the short-term maturities of these instruments. The fair value of long term debt, which consists of interest-free government loans, approximates the carrying value as interest discounts are not significant.

Property and equipment — net

Fixed assets — net are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over their estimated useful lives as follows:

Laboratory Equipment:	5 years
Computer Equipment:	3 years
Furniture:	5 years
Office Equipment:	8 years
Leasehold improvements:	Shorter of useful life or lease term

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Summary of Significant Accounting Policies — (Continued)

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

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, IDM annually tests goodwill and other indefinite-lived intangible assets for impairment or more frequently if certain indicators are present. This analysis requires the Company first to compare the fair value of a reporting unit with its carrying amount, including goodwill. IDM has determined that it is operating as one reporting unit for purposes of this analysis. If the fair value of the reporting unit on the measurement date is less than the carrying amount, a second step is performed to determine the amount of the impairment loss. This involves comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill. As of the period ended December 31, 2006 the Company’s analysis determined that the fair value of the reporting unit exceeded the carrying amount and thus no goodwill impairment was recognized.

Earnings per share

Earnings per share, referred to as EPS, is computed in accordance with SFAS No. 128, Earnings per Share.  SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding owned but unvested shares. Diluted EPS reflects the potential dilution of securities, such as common stock equivalents that may be issuable upon exercise of outstanding common stock options or warrants as well as all shares of preferred stock, which may be converted into common stock. Prior to the application of the treasury stock method, common stock equivalents of 2,578,727, 2,140,185 and 2,861,296 for the periods ended December 31, 2006, 2005 and 2004, respectively, have been excluded from EPS as the effect is antidilutive. During 2006 and 2005, 113,174 and 1,912,806 warrants, respectively, expired unexercised. No warrants expired during 2004.

	2006	2005	2004

Options Outstanding	1,891,840	1,143,806	623,434
Restricted Stock Awards	42,141	188,739	—
Warrants Outstanding	211,882	325,056	2,237,862
Reserved Pursuant to Option Liquidity Agreement	380,815	403,984	—
Reserved Pursuant to Put/Call Agreements	52,049	78,600	—

Total	2,578,727	2,140,185	2,861,296

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Summary of Significant Accounting Policies — (Continued)

Share-Based Compensation Plans

Overview

Prior to January 1, 2006, the Company accounted for share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123 (SFAS 123), Accounting for Stock-Based Compensation.  Accordingly, the Company recorded share-based employee compensation expense for options granted under the 1998 IDM Stock Option Plan and the 2000 IDM Stock Option Plan, referred to as the IDM S.A. Plans, through December 31, 2005 under APB 25.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, SFAS 123(R), using the modified prospective transition method. SFAS No. 123(R) eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under APB No. 25 and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123(R), consistent with that used for pro forma disclosures under SFAS No. 123 in prior periods. Under that transition method, compensation expense that the Company recognized for the year ended December 31, 2006 included: (a) compensation expense for all share-based payments granted prior to the Combination, but not yet vested as of, January 1, 2006, based on their intrinsic value estimated in accordance with the original provisions of APB 25 which corresponds to their original valuation method, (b) compensation expense for all other share-based payments granted or assumed since the Combination, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (c) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense is recorded for shares that are ultimately expected to vest over the requisite service period. Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated. In March 2005 the SEC issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was not less than the market price of the underlying stock on the date of the grant, no compensation expense was recognized. As a result of the adoption of SFAS No. 123(R), the Company recorded incremental stock-based compensation expense of $0.5 million for the year ended December 31, 2006, which increased loss before income tax benefit and net loss by $0.5 million. Net loss per share, basic and diluted, was increased by $0.04 for the year ended December 31, 2006, as a result of the adoption of SFAS No. 123(R).

Description of Share-Based Compensation

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

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Summary of Significant Accounting Policies — (Continued)

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

1989 Stock Plan — In August 2005, the Company assumed the outstanding options granted under the Epimmune 1989 Stock Plan, referred to as the 1989 Plan, under which options may be granted to employees, directors, consultants or advisors. The 1989 Plan provided for the grant of both incentive stock options and non-statutory stock options. The exercise price of an incentive stock option is not less than the fair market value of the common stock on the date of grant. The exercise price of non-statutory options is not less than 85% of the fair market value of the common stock on the date of grant. No options granted under the 1989 Plan have a term in excess of ten years from the date of grant. Shares and options issued under the 1989 Plan vest over varying periods of one to six years. Effective June 9, 2000 with the approval of the Company’s 2000 Stock Plan, the 1989 Plan was discontinued resulting in cancellation of remaining available shares, and any shares granted under the 1989 Plan that in the future are cancelled or expire will not be available for re-grant. As of December 31, 2006, options to purchase 22,550 shares of common stock were outstanding under the 1989 Plan.

1997 Stock Plan — In August 2005, the Company assumed the outstanding options granted under the Epimmune 1997 Stock Plan, referred to as the 1997 Plan, under which options were granted to employees, directors, and consultants of the Company. The 1997 Plan provided for the grant of both incentive stock options and nonstatutory stock options. The exercise price of an incentive stock option was not less than the fair market value of the common stock on the date of grant. The exercise price of nonstatutory options was not less than 85% of the fair market value of the common stock on the date of grant. No options granted under the 1997 Plan have a term in excess of ten years from the date of grant. Options issued under the 1997 Plan vest over varying periods of one to four years. Effective June 9, 2000 with the approval of the Company’s 2000 Stock Plan, the 1997 Plan was discontinued resulting in cancellation of remaining available shares, and any shares granted under the 1997 Plan that in the future are cancelled or expire will not be available for re-grant. As of December 31, 2006, there were no shares of common stock outstanding under the 1997 Plan.

2000 Stock Plan — In August 2005, the Company assumed the Epimmune 2000 Stock Plan, referred to as the 2000 Stock Plan. Options under the plan may be granted to employees, directors, consultants or advisors of the Company. The 2000 Stock Plan provides for the grant of both incentive stock options and nonstatutory stock options. The exercise price of an incentive stock option and a nonstatutory option is not less than the fair market value of the common stock on the date of the grant. No options granted under the 2000 Stock Plan have a term in excess of ten years from the date of grant. Options issued under the 2000 Stock Plan may vest over varying periods of up to four years. In addition to options, the Company may also grant stock awards, restricted stock awards, or other similar equity awards from the 2000 Stock Plan.

There were a total of 2,228,571 shares of common stock authorized by the Company’s shareholders under the 2000 Stock Plan at December 31, 2006. On March 23, 2006, the Company’s Board of Directors approved a

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Summary of Significant Accounting Policies — (Continued)

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

As of December 31, 2006, options to purchase 2,272,655 shares of common stock were outstanding under all stock option plans, 42,141 shares of common stock related to restricted stock awards were outstanding under the 2000 Stock Plan, and 134,173 shares were available for future grant under the 2000 Stock Plan.

Certain of the Company’s stock options are denominated in currencies other than the U.S. dollar. It is the Company’s policy to convert the exercise prices at the current exchange rate when presenting option exercise information.

The following table summarizes stock option activity under all stock option plans for the three years ended December 31, 2006:

		Weighted
		Average
	Shares	Price

Balance at December 31, 2003	622,787	$23.81
Granted	38,258	$23.83
Cancelled	(37,611)	$28.37

Balance at December 31, 2004	623,434	$25.30
Granted	981,384	$8.14
Cancelled	(57,028)	$22.46

Balance at December 31, 2005	1,547,790	$14.53
Granted	905,500	$2.95
Exercised	(16,011)	$3.06
Cancelled	(164,624)	$11.66

Balance at December 31, 2006	2,272,655	$9.84

Employee Stock Purchase Plan — In August 2005, in connection with the Combination, the Company assumed the Epimmune Employee Stock Purchase Plan, referred to as the Purchase Plan, originally adopted in March 2001, and increased the shares of common stock reserved under the Purchase Plan by 26,428 shares to 69,285 shares. Under the Purchase Plan, employees, at their option, can purchase up to 714 shares of IDM Pharma common stock per offering through payroll deductions at the lower of 85% of the fair market value on the plan offering date or 85% of the fair market value of the common stock at the purchase date. The Company has not yet implemented the Employee Stock Purchase Plan as of December 31, 2006.

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

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Summary of Significant Accounting Policies — (Continued)

Company has not yet implemented the French Purchase Plan as of December 31, 2006, and consequently no shares have been issued out of the reserve pool.

Impact of the Adoption of SFAS 123(R)

The following table summarizes the share-based compensation expense for stock options and restricted stock awards granted under the Company’s equity plans that the Company recorded in accordance with SFAS 123(R) for year ended December 31, 2006.

Research and development	$163,000
General and administrative	332,000
Sales and marketing	3,000

Incremental expense under SFAS 123R	498,000

Expense related to restricted stock (general and administrative)	224,000
Expense related to consultant options (general and administrative)	591,000

Total stock-based compensation expense	$1,313,000

Prior to the adoption of SFAS 123(R), the Company presented deferred compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123(R), on January 1, 2006 the Company reclassified the balance in deferred compensation to additional paid-in capital.

Determining Fair Value — The Company estimated the fair value of stock options granted using the Black-Scholes option valuation model and a single option award approach. For options granted both before and after January 1, 2006, the Company amortizes the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

Expected Term — The expected term of options granted represents the period of time that they are expected to be outstanding. During its initial period of implementation of SFAS 123(R), the Company has adopted the “simplified method” of determining the expected term for “plain vanilla” options, as allowed under SAB 107. The Company will continue to gather additional information about the exercise behavior of plan participants until December 31, 2007, at which time the Company anticipates it will make adjustments to the expected term of stock options granted to reflect actual exercise experience. The “simplified method” states that the expected term is equal to the sum of the vesting term plus the contract term, divided by 2. “Plain vanilla” options are defined as those granted at-the-money, having service time vesting as a condition to exercise, providing that non-vested options are forfeited upon termination, providing that there is a limited time to exercise the vested options after termination of service with the Company, usually 90 days, and providing the options are non-transferable and non-hedgeable. Applying this method, the expected term of the Company’s options granted to U.S. employees ranged from six to seven years.

Expected Volatility — The Company estimated the volatility of its common stock at the date of grant based on the average of the historical volatilities of a group of peer companies. As a newly public company, as of the completion of the Combination in August 2005, the Company believes there is currently not enough historical volatility data available to predict its stock’s future volatility. The Company has identified five comparable companies, including Epimmune, which was a party to the Combination in August 2005, for which it has been able to calculate historical volatility from publicly available data for sequential periods approximately equal to the expected terms of its option grants. In selecting comparable companies, the Company looked at several factors including industry, immunotherapy focus, particularly in cancer, stage of development, and size in terms of market capitalization.

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Summary of Significant Accounting Policies — (Continued)

Risk-Free Interest Rate — The Company based the risk-free interest rate that it used in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms.

Dividends — The Company has never paid any cash dividends on its common stock and it does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.

Forfeitures — SFAS 123(R) requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company has used six years of historical data, including that of IDM Pharma since the Combination in August 2005 and that of Epimmune for the remainder of the six years prior to August 2005, to estimate pre-vesting option forfeitures. The Company has also segregated the six-year historical data to separately calculate expected forfeiture rates for its directors and officers as a group and the balance of its employees as a group. The Company recorded share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS 123 for periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

The assumptions used to estimate the fair value of options granted under its option plans for the years ending December 31, 2006 and 2005 were as follows:

	2006	2005
		(Post-Combination
		Period)

Average expected term (years)	5.50 — 7.00	6.00
Expected volatility (range)	84% — 95%	115%
Risk-free interest rate	4.57% — 5.03%	5.00
Expected dividend yield	0%	0%

Stock Option Activity and Share-Based Compensation Expense

A summary of stock option activity under all share-based compensation plans during the year ended December 31, 2006 is as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	(years)	Value

Options outstanding, December 31, 2005	1,547,790	$14.53
Granted	905,500	$2.95
Exercised	(16,011)	$3.06
Cancelled, forfeited or expired	(164,624)	$11.66

Options outstanding, December 31, 2006	2,272,655	$9.84	5.01	$—

Options exercisable, December 31, 2006	1,218,772	$14.28	3.90	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for those awards that have an exercise price currently below the quoted price.

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Summary of Significant Accounting Policies — (Continued)

The following table is a summary of the options outstanding under all of the Company’s stock option plans as of December 31, 2006.

		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Exercise Price
	Options	Life in	Average	Options	of Options
Range of Exercise Prices	Outstanding	Years	Exercise Price	Exercisable	Exercisable

$2.75 to $4.99	1,157,398	4.86	$3.00	345,567	$2.95
$5.00 to $9.99	286,844	8.56	5.92	97,437	5.97
$10.00 to $19.99	396,787	2.26	12.71	384,667	12.64
$20.00 to $29.99	346,143	5.50	26.97	324,258	26.88
$30.00 and above	85,483	5.91	32.93	66,843	33.32

Total	2,272,655	5.01	$9.84	1,218,772	$14.28

The weighted average fair value of options granted during the year ended December 31, 2006 and 2005 (after the Combination) was $2.95 and $8.14, respectively The aggregate intrinsic value for stock options exercised during the year ended December 31, 2006 was $42,000. No options were exercised in 2005 and 2004. The Company recorded $1.3 million, $0.9 million and $ 0.1 million in total share-based compensation expense for employee and consultant stock options and restricted stock awards in the years ended December 31, 2006, 2005 and 2004, respectively.

As of December 31, 2006, there was $2.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. The weighted average term over which the compensation cost will be recognized is 3.11 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The Company received $49,000 in cash from option exercises under all share-based payment arrangements for the year ended December 31, 2006.

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

The agreement is accounted for under EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Since the agreement does not contain an economic penalty for nonperformance, fair value of the award will be measured using the stock price at the date performance is complete. At each interim reporting period, the Company re-measures the expense based on then-current fair value. Since there is no assurance that the milestones will be met as specified, compensation cost will be recorded upon achievement of each milestone event. During the fourth quarter of 2006, three of the milestones were met resulting in compensation expense of $0.6 million, which is included in general and administrative expense. Using stock prices and current assumptions at December 31, 2006, total compensation expense measured under the Black-Scholes option pricing model, assuming that the remaining milestones are met by the specified dates (excluding one milestone event that was not met by its specified date of January 31, 2007),

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Summary of Significant Accounting Policies — (Continued)

will be $0.6 million, including $0.1 million in the quarter ended March 31, 2007 and $0.5 million in the quarter ended June 30, 2007.

The Company also has outstanding restricted stock awards issued in 2005 to employees that vest over a four-year service period subject to acceleration if certain performance conditions are met. Compensation costs are initially recognized over the explicit service period. When the milestones become probable, the remaining unrecognized expense attributed to the milestone is recorded over the adjusted service period through the expected milestone achievement date. At December 31, 2006, the Company had 27,755 non-vested restricted stock awards outstanding that had a weighted average fair value of $6.31 as of the grant dates. The aggregate intrinsic value of non-vested restricted stock awards was $0.1 million at December 31, 2006. The Company recorded $0.2 million in share-based compensation expense for restricted stock awards in year ended December 31, 2006.

Comparable Disclosures

The Company accounted for share-based employee compensation under SFAS No. 123(R)’s fair value method during the year ended December 31, 2006. Prior to January 1, 2006 the Company accounted for share-based employee compensation under the provisions of APB 25.

The fair value of the options granted prior to the Company becoming a public reporting entity on August 16, 2005 was estimated at the date of grant using the Minimum Value option model. Under SFAS No. 123, non-public companies were permitted to use the minimum-value method to estimate compensation costs for pro-forma disclosure purposes, which effectively allowed those companies to value employee stock options using an assumed volatility of zero. The minimum-value method is not an acceptable valuation approach under SFAS No. 123(R) and the minimum-value disclosures for the period prior to August 16, 2005 are no longer provided. The fair value of the options granted after the Company became a public reporting entity was estimated at the date of the grant using the Black-Scholes option pricing model.

Comprehensive Income

The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income, which provides rules for the reporting and display of comprehensive income (loss) and its components. Comprehensive loss is comprised of net loss and other comprehensive income (loss), or OCI. OCI includes certain changes in stockholders’ equity that are excluded from net loss such as foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income has been reflected in the consolidated statements of operations. The components of accumulated OCI consist solely of foreign currency translation adjustments.

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

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Business Combination and Name Change — (Continued)

The total purchase price of approximately $29,774,000 is comprised of the following:

Epimmune common stock	$21,301,000
Epimmune preferred stock, as-converted to common	2,589,000
Estimated fair value of options and warrants assumed	2,586,000
Estimated IDM S.A. direct transaction costs	3,298,000

Total purchase price	$29,774,000

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

Epimmune evaluated projects currently under development and determined that $13,300,000 was attributable to in-process research and development. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as clarified by FIN No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, an Interpretation of SFAS Statement No. 2, amounts assigned to IPR&D meeting the above-stated criteria are charged to expense as part of the allocation of the purchase price.

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

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Business Combination and Name Change — (Continued)

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

In connection with the asset sale, the Company also entered into two separate, fully paid up perpetual license agreements with Pharmexa, which guarantee the Company continuing rights to use the PADRE® and Epitope Identification System (EIS(R)) technologies, included in the assets to be acquired by Pharmexa, in the cancer field. In addition, the Company entered into a three-year services agreement with Pharmexa, which will provide certain services required for the Company’s ongoing clinical trials of its EP-2101 therapeutic vaccine for non-small cell lung cancer, as well as access to expertise and know how related to epitope identification. The Company received a credit for the first year of the services agreement and recorded prepaid services of $900,000 at December 31, 2005 in connection with the credit. In September 2006, the Company notified Pharmexa that it would not renew the service portion of the agreement. At December 31, 2006, prepaid expenses related to Pharmexa totaled $97,481 and is expected to be fully utilized prior to the expiration of the agreement in the first quarter of 2007. The transaction included the assumption by Pharmexa of the Company’s current lease at its San Diego facility and the transfer of most of its San Diego based employees to Pharmexa. The Company retained all rights to its cancer programs.

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

The following table presents pro forma results of operations and gives effect to the business combination transaction and sale of assets to Pharmexa as if they were both consummated at the beginning of the periods presented and excludes the direct operating results of the assets sold for all periods presented. The unaudited pro

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Sale of Infectious Disease Related Assets — (Continued)

forma results of operations are not necessarily indicative of what would have occurred had the business combination been completed at the beginning of the period or of the results that may occur in the future.

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

Revenues	$7,134	$6,650
Net loss	$(39,483)	$(38,016)
Net loss per common share — basic and diluted	$(3.87)	$(2.89)

7.	Research and Development and Other Agreements

Jenner

In March 2003, the Company entered into an asset purchase agreement (“Jenner Agreement”) with Jenner Biotherapies, Inc. (“Jenner”). Pursuant to the terms of the agreement the Company purchased certain of Jenner’s assets, which included the Company’s lead product candidate, Junovan, called Mepact in Europe, and an exclusive worldwide license from Ciba-Geigy Ltd., now known as Novartis, covering patent rights to compounds that the Company uses in the production of Junovan. These assets were acquired by issuing IDM S.A. shares with a fair value of $3.1 million. The asset purchase was consummated in April 2003. The purchase consideration was allocated to the Junovan license, which was determined to have alternative future use and is included in Patents, Trademarks and Other Licenses.

Under the license agreement, the Company is required to make certain milestone payments with respect to Junovan totaling $2.75 million, none of which has been recorded in the Company’s financial statements as of December 31, 2006 since the payment is triggered by the achievement of Gross Profit related to the Licensed Product. As of December 31, 2006, the Company has achieved two milestones totaling $750,000 that could be payable in the event the Licensed Product is successfully commercialized. Pursuant to the license agreement, the total milestones payable in any year with respect to all such milestones shall not exceed twenty-five percent of the Gross Profit of the Licensed Product in any year, with the balance being carried forward to later years without incurring interest. The Company also agreed to pay royalties with respect to net sales of the Licensed Product. A portion of the milestone payments will be credited against these royalty obligations. Unless earlier terminated, the license agreement shall continue on a country-by-country and product-by-product basis until there are no remaining royalty payments in each country covered by the patents obtained under the agreement. In addition to certain standard termination clauses, the Company may terminate the agreement with respect to any patent upon 60 days’ written notice.

The Jenner license is being amortized over ten years, which was management’s estimate of the expected life of future products developed from the use of the license at the time the assets were acquired.

IDM’s direct research and development expenses related to Junovan amounted to approximately $4,080,000, $2,563,000 and $2,369,000 million in 2006, 2005 and 2004, respectively.

Agreement with sanofi-aventis (Related Party)

In July 2001, the Company entered into an agreement with sanofi-aventis to cooperate in cellular immunotherapy research for the development and marketing of immunologic treatment for cancers. Under this agreement, sanofi-aventis has the right to select up to 20 Cell Drug development programs (individually an “option”) from the Company’s line of research and development activities. The Company will undertake preclinical development, and if sanofi-aventis exercises its option, sanofi-aventis will finance the clinical development and have exclusive worldwide marketing rights for the selected drugs, if the clinical trials are successful. For each exercised option, sanofi-aventis will pay an initial non-refundable upfront payment, followed by milestone

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Research and Development and Other Agreements — (Continued)

payments following the completion of Phase I and Phase II clinical trials, and a fee upon sanofi-aventis exercising an exclusive license option. In addition, sanofi-aventis will also reimburse all corresponding research and development expenses for each program that is selected. If sanofi-aventis exercises the commercialization option, a non-refundable fee will be due to IDM upon exercise, followed by milestone payments, based on potential market size for the treatment. During the commercialization phase, IDM will manufacture the treatment.

Sanofi-aventis exercised its first option on IDM’s ongoing melanoma development program Uvidem in December 2001. Consequently, the Company received $5.3 million corresponding to: (i) an up-front payment of $1.8 million, (ii) a completion of Phase I milestone payment of $1.8 million because the program was already in Phase II and (iii) reimbursement of development costs incurred from 1999 through December 2001, which approximated $1.7 million. Repayment received for past development expenses incurred by IDM prior to the exercise of an option by sanofi-aventis are considered as a complementary up-front fee. Thus, the Company is recognizing these three payments over the remaining program development period, which is estimated to be nine years.

Revenue recognized for the years ending December 31, 2006, 2005 and 2004, under the sanofi-aventis agreement, by source, is as follows:

	2006	2005	2004

Amortization of upfront fee	$221,000	$220,000	$219,000
Amortization of phase I milestone payment	262,000	259,000	259,000
Amortization of initial R&D expenses from 1999 to 2001	210,000	208,000	208,000
Reimbursement of current R&D expenses	10,454,000	6,107,000	5,119,000

Total revenues	$11,147,000	$6,794,000	$5,805,000

IDM’s direct research and development expenses related to Uvidem amounted to approximately $6,349,000, $4,052,000 and $3,216,000 in 2006, 2005 and 2004, respectively.

Sanofi-aventis can terminate its involvement in any program at any time without penalty. If this occurs, the Company’s obligations with respect to that program will be waived and the Company will be able to proceed with the development program and commercialize the product on its own. None of the proceeds are refundable to sanofi-aventis in the event of termination. At all times, the Company retains the intellectual property rights attached to the immunological treatments developed in programs subject to this agreement and will grant sanofi-aventis an option for an exclusive worldwide license for the commercialization for each treatment. At December 31, 2006, sanofi-aventis had remaining options to participate in the clinical development of up to ten (or up to two per year) other Cell Drugs through 2011.

Prior to the July 2001 agreement, IDM had entered into an agreement in July 1999, as amended in November 2001, under which sanofi-aventis agreed to provide the Company with a non-exclusive license to intellectual property for interleukin-13, referred to as IL-13, a compound that contributes to the transformation of white blood cells into specialized immune cells called dendritic cells, including a right to sub-license with sanofi-aventis’ approval. In exchange, the Company issued shares and warrants to sanofi-aventis. On August 12, 2005, and in connection with the Combination, sanofi-aventis exercised its warrants, received 404,660 shares of IDM common stock, and provided IDM with the license to IL-13. This exercise was recorded as an increase of the Company’s stockholders’ equity for $2.0 million, corresponding to the value of the stock received by sanofi-aventis calculated using the fair value of the shares of the Company in the Combination. The license to IL-13, which was valued at the same amount, was written off as an impairment charge in the third quarter of 2005 in accordance with IDM’s established policies since it had no alternative future use.

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Research and Development and Other Agreements — (Continued)

In connection with the Agreement, sanofi-aventis also invested approximately $33 million in IDM S.A. As a result of the Combination, as of December 31, 2006, sanofi-aventis owns approximately 14.8% of the Company’s outstanding common stock and is, therefore, considered a related party.

Medarex (Related Party)

In December 1993, the Company entered into a research, development and commercialization agreement with Medarex. This agreement was subsequently amended and restated on July 21, 2000.

In July 2000, the Company consummated several interrelated agreements with Medarex (collectively, the “Arrangement”). Under the Arrangement, Medarex paid the Company $2,000,000 in cash, released the Company from obligations under the 1993 research, development and commercialization agreement, and granted exclusive and non-exclusive worldwide licenses for the use, manufacturing and commercialization of several antibodies developed by Medarex. In return, IDM S.A. issued to Medarex shares and “units”. Each “unit” comprised one IDM S.A. share and 19 warrants, each warrant giving the right to subscribe for one bond convertible into or redeemable for one IDM S.A. share, at a price of $10.01 per bond, from September 11, 2002 through September 10, 2012. In addition, the Company agreed to expend a specific amount towards the further research and development of products incorporating certain antibodies licensed from Medarex. As of December 31, 2006, the Company had met its obligations with respect to such expenditure.

In accordance with EITF 96-18, Accounting For Equity Instruments That Are Issued to Other Than Employees For Acquiring, or in conjunction with Selling, Goods or Services, the units were valued at fair value on the date of their issuance. The fair value of the units was recorded as common stock and additional paid in capital, and represented the basis for the total valuation of the licenses acquired. Total consideration was allocated to each license and to the repurchase of a commercialization option initially granted by IDM S.A. to Medarex, based on their respective fair values using estimated future cash flows and an expected rate of success. The fair values allocated to licenses with alternative future use amounted to $12,379,000 and were reflected in intangible assets. The amounts pertaining to the cancellation of the original commercialization agreement and to additional licenses with no alternative future use were charged directly to operating results.

The licenses acquired from Medarex and capitalized were being amortized over 10 years, which was management’s estimate of the expected life of future products developed from the use of the respective licenses. The Company reviews intangible assets for impairment whenever impairment indicators are present. During the year ended December 31, 2004, $6,776,000 were recorded as an impairment charge in relation with certain antibodies licensed from Medarex that the Company determined not to pursue development. See further discussion under Note 8.

All of the warrants granted in connection with the Arrangement were exercised and the corresponding bonds were converted into IDM S.A. shares on August 12, 2005, prior to the Combination. The exercise price of the warrants was offset by a lump-sum payment corresponding to the payment for the Medarex licenses and the cancellation of the original commercialization agreement. As a result of the Combination, as of December 31, 2006, Medarex owns approximately 19.6% of the Company’s outstanding common stock and is, therefore, considered a related party.

Cambridge Labs

In May 2005, the Company entered into a license and distribution agreement with Cambridge Laboratories Ltd, a privately held British pharmaceutical company, for the distribution of Junovan in the United Kingdom and the Republic of Ireland.

Pursuant to this agreement, the Company received an upfront payment, half of which is reimbursable if Junovan does not receive marketing approval in the United Kingdom and the Republic of Ireland and will receive a

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Research and Development and Other Agreements — (Continued)

milestone payment upon achieving such marketing approval. In addition, the Company will receive royalties based on net sales of Junovan in the United Kingdom and the Republic of Ireland, and a performance royalty upon reaching a cumulative net sales threshold.

IDM is recognizing half of the up-front payment over the period of continuing involvement which includes the estimated development period through marketing approval and the subsequent contractual commercialization period of ten years after initial sales. The other half has been recorded as a long term liability until Junovan receives marketing approval in the United Kingdom and the Republic of Ireland at which time the Company will begin to recognize it as revenue over the remaining product life.

Up-front and milestone revenues amounted to approximately $25,000 and $15,000 in 2006 and 2005, respectively.

8.	Balance Sheet Information

Cash and Cash equivalents

The Company’s cash and cash equivalents consisted of the following:

	As of December 31,
	2006	2005

Money market funds	$609,000	$14,574,000
Cash, including certificates of deposit	9,572,000	12,128,000

Total cash and cash equivalents	$10,181,000	$26,702,000

Prepaids and Other Current Assets

The Company’s prepaids and other current assets consisted of the following:

	As of December 31,
	2006	2005

Prepaid expenses	$1,117,000	$758,000
Value added tax receivable	121,000	514,000
Prepaid services agreement	97,000	900,000
Other current assets	45,000	51,000

	$1,380,000	$2,223,000

Fixed Assets — Net

The Company’s fixed assets consisted of the following:

	As of December 31,
	2006	2005

Laboratory equipment	$2,713,000	$2,488,000
Computer equipment	1,787,000	1,591,000
Furniture and other equipment	706,000	683,000
Leasehold improvements	2,195,000	1,857,000

Total fixed assets	7,401,000	6,619,000
Less accumulated depreciation and amortization	(5,690,000)	(4,510,000)

Fixed assets — net	$1,711,000	$2,109,000

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Balance Sheet Information — (Continued)

Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 was $755,000, $1,090,000 and $966,000, respectively.

Intangible Assets — Net

The Company’s intangible assets-net consisted of the following:

	As of December 31, 2006			As of December 31, 2005
		Accumulated			Accumulated
		Amortization			Amortization
		and			and
	Original Cost	Impairment	Net	Original Cost	Impairment	Net

Patents	$1,215,000	$(593,000)	$622,000	$3,055,000	$(2,105,000)	$950,000
Trade marks	170,000	(100,000)	70,000	592,000	(513,000)	79,000
Jenner and other licenses	4,174,000	(1,543,000)	2,631,000	4,374,000	(1,491,000)	2,883,000
Sanofi-aventis licenses(1)	2,030,000	(2,030,000)	—	2,030,000	(2,030,000)	—
Medarex licenses(2)	18,943,000	(18,943,000)	—	16,998,000	(16,998,000)	—

Total	$26,532,000	$(23,209,000)	$3,323,000	$27,049,000	$(23,137,000)	$3,912,000

(1)	On August 12, 2005, sanofi-aventis exercised warrants that were granted in connection with the 1999 Agreement in exchange for a new license agreement for the Company’s use of IL-13 in Phase III clinical trials and for the commercialization of the Company’s products using IL-13. The fair value of the shares issued to sanofi-aventis was estimated at approximately $2,030,000. The fair value allocated to the license was reflected in intangible assets and immediately impaired in full since the acquired license has no alternative future use.

(2)	In 2000, the Company acquired licenses from Medarex, which were capitalized for an amount of $12,379,000. In 2004, the Company recorded an impairment charge of $6,776,000 relating to the remaining carrying value of the Medarex licenses. This impairment charge was related to IDM’s decision not to further pursue any of the development programs in connection with the MDX-210 antibody, an antibody used in the Company’s Osidem-2 product candidate.

Following a successful Phase I/II clinical trial of Osidem, the Company had initiated Phase III clinical trials of the product in May 2000 in Europe and Australia. It also received approval for a Phase II clinical trial in the United States in April 2002. This approval required that the product be manufactured in a frozen form in compliance with Good Manufacturing Practice (“GMP”). At that time, all of the Company’s products, with the exception of Osidem, were frozen and manufactured according to the FDA’s GMP standards. The Company therefore decided to stop the clinical trials underway in Europe and Australia in order to begin work immediately on a frozen version of Osidem, known as Osidem-2, to be manufactured in compliance with the FDA’s requirements.

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

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Balance Sheet Information — (Continued)

Patent, license and trademark amortization and impairment costs are detailed in the table below.

	2006	2005	2004

Amortization
Patents	$186,000	$166,000	$382,000
Licenses	383,000	509,000	1,345,000
Trademarks	14,000	47,000	42,000

	$583,000	$722,000	$1,769,000

Impairment
Patents	$414,000	$264,000	$357,000
Licenses	144,000	2,071,000	7,359,000
Trademarks	34,000	220,000	—

	$592,000	$2,555,000	$7,716,000

Other Currents Liabilities

The Company’s other current liabilities consisted of the following:

	2006	2005

Value added tax payable	$875,000	$399,000
Accrued tax liabilities	1,680,000	1,638,000
Severance costs	864,000	—
Contract termination costs	90,000	—
European grant	172,000	214,000

	$3,681,000	$2,251,000

Long-term Debt

The Company’s long-term debt consists primarily of interest-free loans from governmental agencies.

	As of December 31,
	2006	2005

Interest-free loan from governmental agencies	$479,000	$277,000
Long-term equipment lease	26,000	40,000

Long term portion	$505,000	$317,000

In 2003, 2004 and 2006, the Company received interest-free loans from the French Government in connection with a research and development program called Genhome. The total amount of these loans was $479,000 and $277,000 on December 31, 2006 and 2005 and is reimbursable in two installments of $160,000 in 2008 and $319,000 in 2011.

In 2005, the Company entered into a lease to own agreement with respect to laboratory equipment. At December 31, 2006 the recorded liability is $26,000, and is due in November 2008.

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Shareholder’s Equity

Stock information provided below for all periods prior to the Combination on August 16, 2005 has been stated on an as-if exchanged and seven-for-one reverse stock split equivalent basis to account for the share exchange transactions.

Preferred Stock

As of December 31, 2006, the Company had 10,000,000 shares of authorized preferred stock and there were no shares of preferred stock issued and outstanding.

Common Stock

As of December 31, 2006, the Company had 55,000,000 shares of authorized common stock and 13,401,071 shares of common stock issued and outstanding.

Certain stockholders of IDM S.A. held their shares in a plan d’epargne en action (PEA) which is a tax efficient vehicle under French law whereby a holder of securities may receive preferential tax treatment provided the securities are held in a separate account for a certain period of time. In connection with the Combination, all holders of shares held in a PEA have entered into a Put/Call Agreement with the Company. Pursuant to the terms of the Put/Call Agreement, holders of PEA shares had the right to require the Company to purchase, and the Company has the right to require such holders to sell, the PEA shares for a period of 30 days after the closing of its first offering of equity securities completed after the Combination with net aggregate proceeds of at least 10 times the U.S. dollar amount payable to the holders of all PEA shares, excluding any issuance of equity securities in a strategic partnering, licensing, merger or acquisition transaction. The aggregate purchase price for PEA shares remaining as of December 31, 2006, payable in cash, will be equal to 52,049 shares multiplied by the price per share of the Company’s common stock received in the first equity financing, less underwriters’ discounts or commissions. After completion of the $12.9 million private placement of the Company’s common stock in February 2007 (see Note 16), the Company exercised its call right on March 22, 2007 to purchase the PEA shares remaining as of such date. In accordance with the provisions of SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the Company reclassified the cash settlement value of the PEA shares (approximately $122,000) from stockholders’ equity to current liabilities in the first quarter of 2007. The cash settlement will be paid in April 2007.

In connection with the Combination on August 16, 2005, the Company granted restricted stock awards for a total of 138,739 shares of Company common stock to certain officers of the Company. In connection with the restricted stock awards, the Company recorded deferred compensation expense of $0.9 million, and a corresponding increase in additional paid-in capital in 2005. Expense is recorded as the shares vest. For the year ended December 31, 2006 and 2005, the Company recorded compensation expense of $225,000 and $576,000 related to the restricted stock awards, respectively.

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

In January 1998, the Company issued warrants to certain directors and external consultants. One of these warrants was exercised in September 2001 and, in August 2005, in connection with the Combination, the remaining warrants were exchanged for 51,290 shares of common stock.

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Shareholder’s Equity — (Continued)

In December 2004, the Company issued 1,126,587 shares at a price of $15.80 per share, in a private placement with sanofi-aventis and other existing institutional and accredited shareholders, resulting in gross proceeds of $17,796,000.

Stock Warrants

In August 2005, in connection with the Combination, the Company assumed warrants previously held by Epimmune warrant holders. These warrants to purchase 113,174 shares of common stock at an exercise price equal to $16.34 per share expired in September 2006.

In August 2005, in connection with the Combination, the Company assumed warrants previously held by Epimmune warrant holders. These warrants to purchase 211,882 shares of common stock at an exercise price equal to $18.59 per share will expire in April 2007.

In June 2003, the Company issued 10,000 warrants to a member of the Scientific Advisory Board at a subscription price of $1.30 per warrant. These warrants could be exercised for 5,388 common shares. In connection with the Combination, the holder of these warrants received fully vested replacement stock options and irrevocably waived his rights in such warrants, which will expire unexercised.

Employee Stock Purchase Plan

In August 2005, in connection with the Combination, the Company assumed the Epimmune Employee Stock Purchase Plan, referred to as the Purchase Plan, originally adopted in March 2001, and increased the shares of common stock reserved under the Purchase Plan by 26,428 shares to 69,285 shares. Under the Purchase Plan, employees, at their option, can purchase up to 714 shares of IDM Pharma common stock per offering through payroll deductions at the lower of 85% of the fair market value on the plan offering date or 85% of the fair market value of the common stock at the purchase date. The Company has not yet implemented the Employee Stock Purchase Plan as of December 31, 2006.

In August 2005, in connection with the Combination, the Company established an Employee Stock Purchase Plan for employees located in France (the “French Purchase Plan”) and reserved 30,714 shares of common stock for future issuance under the French Purchase Plan. Under the French Purchase Plan, employees, at their option, could purchase up to 714 shares of IDM Pharma common stock per offering through payroll deductions at the lower of 85% of the fair market value on the plan offering date or 85% of the fair market value of the common stock at the purchase date. As of December 31, 2006, no shares of common stock had been issued under the French Purchase Plan.

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

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Shareholder’s Equity — (Continued)

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

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance at December 31, 2006:

Options granted and outstanding	2,272,655
Options authorized for future grants	134,173
Employee stock purchase plan for future purchases	72,357
Common stock warrants	211,882
Restricted stock awards	42,141

2,733,208

10.	Income Tax Provision (Benefit)

For financial reporting purposes, loss before income tax benefit includes the following components:

	As of December 31,
	2004	2005	2006

Foreign	$(25,203,000)	$(16,692,000)	$(13,580,000)
United States	(6,815,000)	(22,938,000)	(10,118,000)

Total	$(32,018,000)	$(39,630,000)	$(23,698,000)

The provision (benefit) for income taxes is comprised of:

	Years ended December 31,
	2004	2005	2006

Current:
Federal	$—	$120,000	$—
State	—	5,000	—
Foreign	(361,000)	(546,000)	(243,000)

Income tax benefit	$(361,000)	$(421,000)	$(243,000)

The benefit for income taxes represents research and development tax credits granted by the French government. In 2005, the credit was reduced by an alternative minimum tax payable in the United States of $124,000.

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Tax Provision (Benefit) — (Continued)

A reconciliation of income taxes to the amount computed by applying the statutory federal income tax rate to the net loss is summarized as follows:

	Years ended December 31,
	2004	2005	2006

Amounts computed at statutory federal rate	$(10,886,000)	$(13,474,000)	$(8,057,000)
State taxes net of federal benefit	(397,000)	(1,337,000)	(530,000)
Nondeductible expenses and other	—	372,000	493,000
Foreign refundable credits	(361,000)	(546,000)	(303,000)
Foreign tax rate differential	(1,764,000)	(1,169,000)	91,000
Change in valuation allowance	13,047,000	5,946,000	(1,973,000)
Asset basis differences	—	9,663,000	—
Alternative minimum tax	—	124,000	—
Expiration of US net operating losses	—	—	3,456,000
Adjustment to foreign tax rate for deferred taxes	—	—	6,580,000

	$(361,000)	$(421,000)	$(243,000)

Significant components of the Company’s deferred tax assets as of December 31, 2006 and 2005 are shown below. A valuation allowance of $129,711,000 at December 31, 2006 and $131,684,000 at December 31, 2005 has been recognized. Due to its history of losses, the Company does not believe that sufficient evidence exists to conclude that recoverability of its net deferred tax assets is more likely than not. Consequently, the Company has provided valuation allowances covering 100% of its deferred tax assets.

	As of December 31
	2005	2006

Deferred tax liabilities:
Patents expensed for tax	$(58,000)	$(68,000)
Fixed assets	(110,000)	(84,000)

Total deferred tax liabilities	(168,000)	(152,000)
Deferred tax assets:
Capitalized research expenses	1,400,000	1,203,000
Reserves and accruals	449,000	1,944,000
FAS 123R expense	—	37,000
US net operating loss carryforwards	59,337,000	60,006,000
Foreign net operating loss carryforwards	60,978,000	57,186,000
Research and development credits	9,545,000	9,264,000
Other, net	143,000	223,000

Total deferred tax assets	131,852,000	129,863,000
Valuation allowance for deferred tax assets	(131,684,000)	(129,711,000)

Net deferred tax assets	$—	$—

Pursuant to the Company’s sale of assets to Pharmexa, Inc. on December 30, 2005, approximately $2,255,000 of the valuation allowance was drawn down to recognize the utilization of net operating loss carryforwards against taxable income generated primarily as a result of the sale of assets. At December 31, 2005, a deferred tax asset of

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Tax Provision (Benefit) — (Continued)

approximately $16,570,000 was established for French net operating losses generated upon the exercise of certain warrants granted to third parties, which will result in an increase to additional paid-in capital when realized.

At December 31, 2006, IDM, Inc., the Company’s wholly owned US subsidiary which files federal and state tax returns separate from IDM Pharma, had U.S. net operating loss carryforwards of approximately $24,830,000 which expire in the years 2011 through 2026 for federal tax purposes, and $23,486,000 which expire in the years 2013 through 2016 for state tax purposes.

At December 31, 2006, IDM Pharma, which files separate federal and state income tax returns, had federal and California net operating loss carryforwards of approximately $144,163,000 and $16,287,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and expiration of the California tax loss carryforwards. The federal tax loss carryforwards will expire in 2007 through 2026, unless previously utilized. The California tax loss carryforwards will expire in 2007 through 2016, unless previously utilized. The Company also has federal and California research and development tax credit carryforwards of $6,991,000 and $3,443,000, respectively. The federal research and development tax credit carryforwards will expire in 2007 through 2025, unless previously utilized. The California research and development tax credit carryforwards do not expire and will carry forward indefinitely until utilized.

Pursuant to Internal Revenue Code Sections 382 and 383, the annual use of IDM Pharma’s net operating loss and credit carryforwards will be limited because of greater than 50% cumulative changes in ownership, which occurred during 1989, 1994 and 2005.

At December 31, 2006, the Company had French net operating loss carryforwards of approximately $171,576,000 which have no expiration date. As of the same date, the Company also had Canadian net operating loss carryforwards of approximately $1,797,000 which expire in the years 2007 through 2015 and $1,030,000 which have no expiration date for federal tax purposes and, for provincial tax purposes, $1,575,000 which expire in the years 2007 through 2015, and $1,587,000 which have no expiration date. The utilization of these net operating loss carryforwards is limited to the future operations of the Company in the tax jurisdictions in which such net operating losses arose.

The Company had a French income tax credit receivable of $1,501,000 and $1,588,000 at December 31, 2006 and 2005, respectively. The French research income tax credit receivable is recoverable in cash if not used to offset taxes payable in the fourth year following its generation.

11.	Benefit Plans and 401(k) Plan

The Company has a defined contribution plan, the Epimmune Inc. 401(k) Plan, which covers all full-time employees of the Company. This plan allows each eligible employee to voluntarily make pre-tax deferred salary contributions. The Company may make contributions in amounts as determined by the Board of Directors. The Company did not make any matching contributions for the years ended December 31, 2006, 2005 and 2004.

The Company’s French subsidiary contributes to state-sponsored pension plan for personnel in France in accordance with French law. Contributions are based on salaries to the relevant state-sponsored organizations. The Company has no further liability in connection with these plans. Expense recognized associated with the plans was ($35,000), $57,000, and $52,000 in 2006, 2005 and 2004, respectively.

French law also requires payment of a lump sum retirement indemnity to employees based upon years of service and compensation at retirement. Benefits do not vest prior to retirement. The Company’s accrued obligation at December 31, 2006 and 2005 was $123,000 and $141,000, respectively.

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments

Operating lease commitments

The Company leases office and laboratory space in Irvine, California under an operating lease that was renewed for 5 years in 2004 and will end in November 2009.

In France, the Company leases office space under operating leases that expire in April 2007, August 2009 and June 2010. Laboratory space is leased under an operating lease that expires in October 2008.

As of December 31, 2006, the future minimum lease payments under non-cancelable operating leases are as follows:

Operating
Year	Leases

2007	910,000
2008	929,000
2009	845,000
2010	194,000
2011	163,000
Thereafter	483,000

Total	3,524,000

Rental expense for the years ended December 31, 2006, 2005, and 2004, was approximately $918,000, $961,000 and $875,000 respectively.

Obligations under collaboration, licensing and contract research organization agreements

Under certain collaboration and licensing agreements, the Company is obligated to make specified payments upon achieving certain milestones relating to the development and approval of its products, or on the basis of net sales of its products. In addition, under certain agreements with clinical sites for the conduct of clinical trials, the Company makes payments based on the number of patients enrolled. These contingent payment obligations are subject to significant variability. Such amounts are based on a variety of estimates and assumptions, including future sales volumes and timing of clinical trials and regulatory processes, which may not be accurate, may not be realized, and are inherently subject to various risks and uncertainties that are difficult to predict and are beyond the Company’s control.

Commitment with Biotecnol

On March 8, 2001 the Company entered into a Prototype Production Contract with Biotecnol SA, a Portuguese Company to enable IDM to obtain a preliminary process for the production of IL-13. The Company has been pursuing development in collaboration with Biotecnol since April 1, 2003, based on a letter of Intent executed by the Company and Biotecnol. In December 2003, the Company and Biotecnol entered into the Development and Manufacturing Agreement, which aims to expand upon the Prototype Production Contract. In 2006, 2005 and 2004, and under the terms of the agreement, the Company recorded expenses of $394,000, $498,000 and $1,020,000, respectively, following the successful completion of studies performed by Biotecnol.

Commitment with Accovion

On December 28, 2004, the Company entered into an agreement with Accovion Gmbh (Accovion), a German Clinical Research Organization, in relation with its Phase II/III clinical trial of Bexidem. This agreement, which was due to expire in March 2007, covers patient recruitment and monitoring of clinical centers in several European countries. The Company agreed to pay an estimated total of $1,785,000 over the life of the trial and reimburse

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments — (Continued)

specific pass-through costs. On December 22, 2005, the Company executed an amendment to the agreement to expand the scope of activities undertaken by Accovion, and agreed to increase the estimated total amount to be paid over the life of the trial to $1,972,000.

As discussed in Note 13, as a result of the Company’s decision to put on hold further development of Bexidem until collaborative partners can be found or other financing becomes available, in September 2006 the Company reached an agreement with Accovion whereby the existing agreement will be terminated upon the appropriate completion of agreed upon Bexidem-related activities, including pharmacovigilance. In September 2006, the Company recognized approximately $0.1 million of expense relating to the early termination of this contract. In 2006 and 2005, the Company recorded research and development expenses of $1,080,000 and $1,265,000, respectively, under the agreement. Expenses for services to be received through the completion date will be expensed as incurred.

13.	Restructuring Charges

In August 2006, the Company’s Board of Directors approved a restructuring and cash conservation plan and in December 2006 the Board authorized an organizational restructuring, which was completed by December 31, 2006. The Company accounted for the restructuring activity in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). This restructuring included focusing the Company’s research and development activities primarily on Junovantm and its collaboration with sanofi-aventis for Uvidem, putting on hold further development of Bexidem and other product candidates until collaborative partners can be found or additional funding becomes available, and reducing the workforce by 17 employees at the Company’s facility in Paris, France. In October 2006, the Company sent notices to several European Health Authorities that it would stop Phase II of the clinical trial for Bexidem following completion of treatment of all patients, and would put on hold moving forward with a Phase III trial until a collaborative partner or further funding for the project is found.

In accordance with SFAS No. 146, the Company recorded severance costs in the fourth quarter when the plan of termination met certain criteria and was communicated to the employees. Cost to terminate a contract before the end of its term and costs that will continue to be incurred for the remaining term without economic benefit to the Company was recorded at fair value at the contract termination or cease-use date. Other exit-related costs were recognized as incurred upon receipt of goods and services.

Total restructuring costs were $1.0 million, which included a $0.1 million contract termination charge in the third quarter of 2006 and total charges of $0.9 million in the fourth quarter of 2006 for severance payments and other related charges. Of the $1 million total restructuring costs, $0.8 million was included in Research and Development expense, and $0.2 in General and Administrative expense. $0.2 million has been paid in 2006 and the remaining unpaid balance of $0.8 million at December 31, 2006 is included in “Other Current Liabilities”. Substantially all accrued expenditures will be paid by April 2007. The Company may also exit certain lease agreements for the Company’s Paris facility in 2007. Lease termination cost will be recorded when the lease agreement is terminated.

14.	Related Party Transactions

As discussed in Note 7, in July 1999 and 2001, the Company entered into an agreement with sanofi-aventis. The Company has recognized $11,147,000, $6,794,000 and $5,805,000 of revenues from sanofi-aventis for the years ended December 31, 2006, 2005 and 2004, respectively. Sanofi-aventis has been a shareholder of IDM since January 2000 and as of December 31, 2006, owns approximately 14.8% of the Company’s common stock.

As discussed in Note 7, in 1993, 2000 and 2001, the Company entered into agreements with Medarex. Medarex has been a shareholder of the Company since 1991 and has had a representative on the Company’s Board

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Related Party Transactions — (Continued)

of Directors since June 2000. As of December 31, 2006, Medarex owns approximately 19.6% of the Company’s common stock. The expenses related to certain Medarex agreements recorded by the Company were negligible in 2006, and amounted $17,000 and $199,000 for the years ended December 31, 2005 and 2004, respectively.

15.	Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (FIN 48) to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. The Company is currently evaluating whether the adoption of Interpretation 48 will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

FASB Staff Position (FSP) No. 00-19-2, Accounting for Registration Payment Arrangements, was issued in December 2006 to addresses an issuer’s accounting for registration payment arrangement. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies.  For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP and that continues to be outstanding at the adoption date, this guidance is effective for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. Retrospective application of the guidance in this FSP to financial statements for earlier interim or annual periods presented is not permitted. The Company is currently evaluating whether the adoption of Interpretation 48 will have a material effect on its consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. Amongst other things, SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments beginning after September 15, 2006. The Company is currently evaluating the effect of the adoption of SFAS No. 155 on its consolidated financial position or results of operations.

The FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, in September 2006. The new standard provides guidance on the use of fair value in such measurements. It also prescribes expanded disclosures about fair value measurements contained in the financial statements. Financial statement disclosures will be revised to conform to the new guidance. The Company is in the process of evaluating whether the adoption of the new standard will have a significant effect on its consolidated financial position or results of operations. The pronouncement, including the new disclosures, is effective as of the first quarter of 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not decided if it will early adopt SFAS No. 159 or if it will choose to measure any eligible financial assets and liabilities at fair value.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Subsequent Event

On February 20, 2007, the Company entered into a unit purchase agreement with certain private investors pursuant to which it sold an aggregate of 4,566,995 shares of IDM common stock and warrants to purchase up to 782,568 shares of IDM common stock for a total of $12,896,142 (excluding any proceeds that might be received upon exercise of the warrants). The purchase price of each share of common stock sold in the financing was $2.82, the closing bid price of IDM common stock immediately preceding the closing of the transactions, and the purchase price for the warrants was $0.022 for each share of common stock underlying the warrants. The warrants are initially exercisable at $3.243 per share. If the Company issues additional common shares in certain non-exempt transactions for a price less than $3.243, the exercise price will be adjusted downward based on a broad-based weighted average formula provided in the warrants, but in no event will the exercise price be less than $2.82 per share. Upon a Change in Control (as defined) in which the Company receives cash consideration, the Company (or the successor entity) shall purchase any unexercised warrants from the holder for cash in an amount equal to its value computed using the Black-Scholes pricing model with prescribed guidelines.

The closing of the financing occurred on February 20, 2007. In connection with the financing, the Company agreed to register for resale the shares of common stock sold in the financing, including the shares of common stock underlying the warrants, within 30 days of the closing (the “Resale Registration Statement”). Pursuant to the terms of the unit purchase agreement, the Company is subject to various penalties up to approximately $1.6 million on an annual basis, in the event that the Resale Registration Statement has not been filed with the Securities and Exchange Commission (the “SEC”) within 30 days after the closing date or is not declared effective within 90 days after the closing date or is not available for resale’s by the purchasers or other specified events have occurred as set forth in the unit purchase agreement.

In the event the Company issues additional equity securities in a subsequent offering during a 180 day period beginning on the date that the Resale Registration Statement is declared effective by the SEC, the purchasers in the financing have a right of first refusal to purchase their pro rata share of such equity securities subject to certain terms and conditions as more fully set forth in the unit purchase agreement. Also, pursuant to the terms of the unit purchase agreement, the purchasers are prohibited from directly or indirectly offering or selling the securities purchased on or prior to May 21, 2007.

As discussed in Note 9, certain stockholders of IDM S.A. held their shares in a plan d’epargne en action (PEA). In connection with the Combination, all holders of shares held in a PEA entered into a Put/Call Agreement with the Company. Pursuant to the terms of the Put/Call Agreement, holders of PEA shares have the right to require the Company to purchase, and the Company has the right to require such holders to sell, the PEA shares for a period of 30 days after the closing of its first offering of equity securities completed after the Combination date with net aggregate proceeds of at least 10 times the U.S. dollar amount payable to the holders of all PEA shares, excluding any issuance of equity securities in a strategic partnering, licensing, merger or acquisition transaction. Subsequent to the closing of the financing on February 20, 2007, the Company notified the holders of the PEA shares that it was exercising its right under the Put/Call Agreement to require such holders to sell their respective PEA shares to the Company. The aggregate purchase price for the 44,291 PEA shares remaining as of the date the Company provided such notice will be approximately $122,000, payable in cash, and is expected to close in April 2007.

In January 2007, the Company received a grant through a new French Government sponsored program to conduct research and clinical studies related to macrophages with antibodies and cancer vaccine antigen formulations. The Company expects to receive approximately $1.3 million in total over 3 years under this grant.

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Unaudited quarterly financial information

The following tables present unaudited quarterly financial information, for the eight quarters ended December 31, 2006. The Company believes this information reflects all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of such information in accordance with accounting principles generally accepted in the United States. The results for any quarter are not necessarily indicative of results for any future period (in millions, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Year Ended December 31, 2006
Revenues	$2.3	$3.0	$3.0	$3.0
Loss from operations	(6.2)	(6.0)	(4.2)	(5.2)
Net loss	(6.6)	(7.0)	(3.9)	(5.9)
Basic and diluted net loss per share(a)	(0.50)	(0.52)	(0.29)	(0.44)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Year Ended December 31, 2005
Revenues	$1.6	$1.6	$2.1	$3.3
Loss from operations	(5.3)	(5.1)	(20.4)	(9.3)
Net loss	(4.7)	(4.7)	(20.2)	(9.7)
Basic and diluted net loss per share	(0.55)	(0.55)	(1.87)	(0.74)

(a)	The sum of the four quarters will not agree to year total due to rounding within the quarter.