Form 10-Q
period 2007-06-30
IDM PHARMA, INC.
filed 2007-08-10
CIK 822206

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007,
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
Common Stock $.01 par value: 25,102,709 shares outstanding as of August 9, 2007.

IDM PHARMA, INC.
QUARTERLY REPORT
FORM 10-Q
COVER PAGE

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006	3
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2007 and 2006 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2007 and 2006 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	31
ITEM 4. Controls and Procedures	32
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	34
ITEM 1A. Risk Factors	34
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	*
ITEM 3. Defaults upon Senior Securities	*
ITEM 4. Submission of Matters to a Vote of Security Holders	49
ITEM 5. Other Information	*
ITEM 6. Exhibits	50
SIGNATURES	52
EXHIBIT 10.63
EXHIBIT 10.64
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

*	No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
IDM PHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$37,324,000	$10,181,000
Related party accounts receivable	3,468,000	3,353,000
Accounts receivable	115,000	39,000
Research and development tax credit, current portion	206,000	201,000
Prepaid expenses and other current assets	918,000	1,380,000

Total current assets	42,031,000	15,154,000

Property and equipment, net	1,276,000	1,711,000
Patents, trademarks and other licenses, net	3,156,000	3,323,000
Goodwill	2,812,000	2,812,000
Research and development tax credit, less current portion	1,426,000	1,300,000
Other long-term assets	89,000	82,000

Total assets	$50,790,000	$24,382,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$5,749,000	$4,935,000
Common stock warrants	4,225,000	—
Accrued payroll and related expenses	2,096,000	1,251,000
Related party deferred revenues, current portion	1,134,000	769,000
Other current liabilities	2,665,000	3,681,000

Total current liabilities	15,869,000	10,636,000

Long-term debt, less current portion	511,000	505,000
Related party deferred revenues, less current portion	2,263,000	2,593,000
Other non-current liabilities	489,000	452,000

Total liabilities	3,263,000	3,550,000

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized and no shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $.01 par value, 55,000,000 shares authorized at June 30, 2007 and December 31, 2006 and 25,102,709 and 13,401,071 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	251,000	134,000
Additional paid-in capital	204,304,000	171,892,000
Accumulated other comprehensive income	17,245,000	16,701,000
Accumulated deficit	(190,142,000)	(178,531,000)

Total stockholders’ equity	31,658,000	10,196,000

	$50,790,000	$24,382,000

See accompanying notes.

IDM PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Research grants and contract revenue	$30,000	$19,000	$55,000	$68,000
Related party revenue	3,078,000	3,008,000	5,881,000	5,216,000
License fees, milestones and other revenues	10,000	9,000	20,000	16,000

Total revenues	3,118,000	3,036,000	5,956,000	5,300,000

Costs and expenses:
Research and development	5,394,000	6,178,000	10,655,000	11,761,000
Impairment of assets	43,000	353,000	43,000	353,000
Selling and marketing	96,000	79,000	202,000	163,000
General and administrative	3,790,000	2,462,000	6,739,000	5,254,000

Total costs and expenses	9,323,000	9,072,000	17,639,000	17,531,000

Loss from operations	(6,205,000)	(6,036,000)	(11,683,000)	(12,231,000)

Interest income, net	575,000	153,000	442,000	309,000
Other expenses, net	—	(16,000)	—	(49,000)
Foreign exchange loss	(149,000)	(1,192,000)	(462,000)	(1,863,000)

Loss before income tax benefit	(5,779,000)	(7,091,000)	(11,703,000)	(13,834,000)
Income tax benefit	38,000	71,000	92,000	179,000

Net loss	$(5,741,000)	$(7,020,000)	$(11,611,000)	$(13,655,000)

Weighted average number of shares outstanding	18,428,528	13,373,304	16,932,966	13,331,672
Basic and diluted loss per share	$(0.31)	$(0.52)	$(0.69)	$(1.02)

Comprehensive loss:
Net loss	$(5,741,000)	$(7,020,000)	$(11,611,000)	$(13,655,000)
Other comprehensive gain	211,000	1,659,000	544,000	2,612,000

	$(5,530,000)	$(5,361,000)	$(11,067,000)	$(11,043,000)

See accompanying notes.

IDM PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2007	2006
Operating activities
Net loss	$(11,611,000)	$(13,655,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	946,000	429,000
Change in fair value of common stock warrants	(106,000)	—
Depreciation and amortization	572,000	665,000
Impairment of patents and licenses	43,000	346,000
Impairment of property and equipment	311,000	—
Foreign exchange loss	584,000	1,267,000
Change in operating assets and liabilities:
Related party accounts receivable (sanofi-aventis)	(32,000)	(677,000)
Accounts receivable	(74,000)	826,000
Prepaid expenses and other current assets	484,000	513,000
Research and development tax credit receivable	(93,000)	(175,000)
Other long-term assets	(6,000)	25,000
Accounts payable and accrued liabilities	580,000	(118,000)
Accrued payroll and related expenses	811,000	(1,048,000)
Related party deferred revenues (sanofi-aventis)	(47,000)	(204,000)
Other liabilities	(1,261,000)	71,000

Net cash used in operating activities	(8,899,000)	(11,735,000)

Investing activities
Purchase of property and equipment	(167,000)	(114,000)
Patents, trademarks and other licenses	(67,000)	(172,000)

Net cash used in investing activities	(234,000)	(286,000)

Financing activities
Net proceeds from issuance of common stock	36,036,000	49,000

Net cash provided by financing activities	36,036,000	49,000

Effect of exchange rate on cash and cash equivalents	240,000	1,211,000

Increase (decrease) in cash and cash equivalents	27,143,000	(10,761,000)
Cash and cash equivalents at beginning of year	10,181,000	26,702,000

Cash and cash equivalents at end of period	$37,324,000	$15,941,000

See accompanying notes.

IDM PHARMA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2007
1. The Company
     IDM Pharma, Inc. (“IDM Pharma” or the “Company”) is a biopharmaceutical company focused on the development of innovative cancer products that either destroy residual cancer cells by activating the immune system or prevent tumor recurrence by triggering a specific adaptive immune response. The Company is dedicated to maximizing the full therapeutic and commercial potential of each of its innovative products to address the needs of patients and the physicians who treat these patients.
     The Company is developing its lead product candidate, mifamurtide, or L-MTP-PE, formerly known as Junovan(tm), and known as MEPACT in Europe, for the treatment of children and adolescents with non-metastatic osteosarcoma, or bone cancer. The Company has received orphan drug designation in the United States and the European Union for the treatment of osteosarcoma. A Phase III clinical trial for the treatment of osteosarcoma was completed before the product candidate was acquired by the Company in 2003. In October 2006 the Company submitted a New Drug Application, or NDA, in electronic Common Technical Document (eCTD) format to the U.S. Food and Drug Administration, or the FDA, for L-MTP-PE, requesting approval for its use in the treatment of patients with newly diagnosed resectable high-grade osteosarcoma following surgical resection in combination with multiple agent chemotherapy. The FDA accepted the NDA for substantive review, on a standard review basis, contingent upon the Company’s commitment to provide pharmacokinetic data for the to-be-marketed L-MTP-PE product.
     Following the submission of the NDA, in November 2006 the Company submitted a Marketing Authorization Application, or MAA, for MEPACT(tm) to the European Medicines Agency, or EMEA. The EMEA has determined the application is valid and the review procedure was started in late November 2006.
     The Company expects that the drug regulatory agencies in the United States and Europe will make a decision regarding marketing approval for L-MTP-PE by the end of 2007. The FDA’s Oncologic Drugs Advisory Committee, or ODAC, met on May 9, 2007 and voted 12 to 2 that the results of the Company’s Phase III trial do not provide substantial evidence of effectiveness of L-MTP-PE in the treatment of patients with non-metastatic, resectable osteosarcoma receiving combination chemotherapy. The FDA will consider, but is not required to follow, ODAC’s recommendation when reviewing the NDA for L-MTP-PE. The Company anticipates a decision from the FDA with respect to the NDA for L-MTP-PE in late August, 2007. On July 23, 2007, following a meeting with the FDA, the Company announced that it would collect, analyze and submit additional data for L-MTP-PE to the FDA, in an amendment to the NDA, by the first quarter of 2008. The Company will continue to work with the FDA to support the ongoing review of the NDA. However, the timing of marketing approval of L-MTP-PE is subject to risks and uncertainties beyond the Company’s control. These risks and uncertainties regarding product approval and commercialization include the timing of the drug regulatory agencies’ review of the regulatory filing, the Company’s ability to respond to questions raised by the drug regulatory agencies in a manner satisfactory to the drug regulatory agencies, the time needed to respond to any issues raised by the drug regulatory agencies during the review of regulatory submissions for L-MTP-PE, and the possibility that the drug regulatory agencies may not consider preclinical and clinical development work and existing safety and efficacy data or the Phase III study design, conduct and analysis as adequate or valid for their assessment of L-MTP-PE. These factors may cause delays in review, may result in the regulatory authorities requiring the Company to conduct additional clinical trials, or may result in a determination by the regulatory authorities that the data does not support marketing approval. As a result, the Company may not receive necessary approvals from the FDA, the EMEA or similar drug regulatory agencies for the marketing and commercialization of L-MTP-PE when expected or at all, and, even if L-MTP-PE is approved by regulatory authorities, there is a further risk that one of our manufacturers encounters delays or not be able to manufacture L-MTP-PE.
     The Company is jointly developing UVIDEM, a cell-based therapeutic vaccine product candidate based on dendritic cells, with sanofi-aventis S.A, or sanofi-aventis. UVIDEM is based on dendritic cells, a type of specialized immune cells derived from a patient’s own white blood cells, exposed to tumor cell antigens in our production facility and then reinjected into the patient in order to stimulate the immune system to recognize and kill tumor cells that display these antigens on their surface. The Company recently announced the completion of patient enrollment in two Phase II clinical trials of UVIDEM for the treatment of melanoma. Sanofi-aventis has worldwide marketing rights to UVIDEM in melanoma.
     The Company is also developing IDM-2101 (formerly EP-2101) for Non-Small Cell Lung Cancer, or NSCLC. IDM-2101 is composed of multiple tumor-specific cytotoxic T-lymphocyte, or CTL, epitopes that were selected from tumor-associated antigens. Some of the epitopes have been modified to create analogs in order to enhance the potency of the T cell response induced by the vaccine. The Company recently reported on interim Phase II results of IDM-2101 at the American Society of Clinical Oncology (ASCO) meeting and is currently planning for future clinical studies of IDM-2101.
     IDM Pharma has two other product candidates in clinical development: BEXIDEM for bladder cancer and COLLIDEM for colorectal cancer. The development of BEXIDEM and COLLIDEM is on hold until collaborative partners can be found or further funding becomes available.
     Unless specifically noted otherwise, as used throughout these condensed consolidated financial statements, “IDM S.A.” or “Immuno-Designed Molecules, S.A.” refers to Immuno-Designed Molecules S.A.; and “IDM Pharma,” the “Company,” “we,” “our” or “its” refers to the operations and financial results of IDM Pharma, Inc. and its subsidiaries, including IDM S.A., on a consolidated basis. References to “Epimmune” are to Epimmune Inc., which was the name of the Company prior to a business combination with IDM S.A. completed in August 2005, referred to as the “Combination”.
2. Basis of Presentation
     The interim unaudited condensed consolidated financial statements of IDM Pharma have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. However, they do not include all of the information and disclosures required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 2, 2007.
     In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows as of and for the three and six month periods ended June 30, 2007, and 2006 have been made. The interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
     The condensed consolidated financial statements include the accounts of the Company and its subsidiaries: Immuno-Designed Molecules, Inc. in Irvine, California, Immuno-Designed Molecules S.A. in Paris, France and IDM Biotech Ltd. in Montreal, Quebec, Canada. There are currently no operating activities at IDM Biotech Ltd. All intercompany accounts and transactions have been eliminated in consolidation.
3. Recent Operating Results and Liquidity
     The Company has incurred significant net losses and has generated limited revenues since inception. As of June 30, 2007, the Company’s accumulated deficit was $190.1 million and the Company’s revenues for the three and six months ended June 30, 2007 were $3.1 million and $6.0 million, respectively. The Company will continue to incur significant research and development and general administrative expenses related to the maturation of the Company’s product development programs.
     The Company expects its principal sources of revenues to be up-front fees, milestone payments and reimbursements of research and development expenses under its collaboration agreement with sanofi-aventis, until such time as the Company successfully develops one or more products for sale outside this agreement or enters into other collaboration agreements. However, if the Company does not meet further development milestones with respect to UVIDEM, or if sanofi-aventis does not elect to develop additional product candidates, the Company will not receive additional payments under its agreement with sanofi-aventis (see Note 6). The Company expects to receive revenues from its lead product candidate, L-MTP-PE, assuming that the Company receives regulatory approval. However, the Company may not receive regulatory approval and, even if it does, any efforts by the Company or any future partners to commercialize L-MTP-PE may not be successful. In keeping with the Company’s overall strategy, it is seeking to enter into collaboration agreements for certain products with other strategic partners, which may provide additional sources of revenues, including other milestone payments. However, the Company cannot be certain that it will enter into such agreements. In addition, the timing of the Company’s milestone payments cannot be predicted with certainty, and the Company may not receive payments if development targets are not achieved. Also, it is unlikely that milestone payments, even if received when expected, would fully cover the Company’s total research and development expenses for all of its projects. The Company will therefore, need to obtain additional funding, which it may seek through collaboration and license agreements, government research grants, and equity or debt financings. While the Company has been successful in raising funds in the past, there can be no assurance that future financing will be available on terms acceptable to the Company or at all.
     Successful completion of the Company’s transition to commercialization and to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure and, if necessary, obtaining additional financing and/or reducing expenditures. As discussed in Note 9, the Company completed a restructuring and cash conservation plan in December 2006. In addition, the Company completed a $12.9 million equity financing in February 2007 and a $25.0 million equity financing in June 2007 (see Note 5). These proceeds and savings from continued cost management initiatives are expected to provide sufficient working capital for operations into 2009. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business.
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
     The U.S. dollar is the functional currency for all of IDM Pharma’s businesses except for its subsidiaries in France, and Canada, for which the functional currencies are the euro and the Canadian dollar, respectively. Foreign currency-denominated assets and liabilities for these units are translated into U.S. dollars based on exchange rates prevailing at the end of the period, revenues and expenses are translated at average exchange rates prevailing during the corresponding period, and shareholders’ equity accounts are translated at historical exchange rates. The effects of foreign exchange translation adjustments arising from the translation of assets and liabilities of those entities where the functional currency is not the U.S. dollar are included as a component of accumulated other comprehensive income.
     The Company funds its operating units through inter-company loans. Among the loans outstanding is a U.S. dollar denominated loan from IDM S.A., a unit which has the euro as its functional currency, to IDM, Inc., a U.S. subsidiary. The Company expects to settle all inter-company loans in the future. As such, the foreign exchange gains and losses associated with this loan are recognized as a foreign exchange (loss)/gain in the statement of operations. Net foreign exchange loss was $0.1 million and $0.5 million for the three and six months ended June 30, 2007, respectively. This foreign exchange loss was primarily due to the change in the value of the intercompany loans related to the change in the value of the U.S. dollar with respect to the euro.
     Gains and losses resulting from foreign currency translation are reflected in comprehensive net loss. The Company does not undertake hedging transactions to cover its foreign currency exposure.
     The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, which provides guidance for the reporting and display of comprehensive income (loss) and its components. Comprehensive loss is comprised of net loss and other comprehensive income (loss), or OCI. OCI includes certain changes in stockholders’ equity that are excluded from net loss, such as foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income (loss) has been reflected in the consolidated statements of operations. The components of accumulated OCI consist solely of foreign currency translation adjustments.
Cash and Cash Equivalents
     Cash and cash equivalents consist primarily of cash and money market funds.
Major customer and concentration of credit risk
     The Company’s major customers and sources of revenue are sanofi-aventis and governmental agencies, which the Company does not believe present a significant accounts receivable credit risk. The Company’s deposits, which are kept in dollars and euros, are maintained in both major U.S. and French institutions. The Company does not require collateral to hedge its credit risk as the Company does not believe that such risk is significant due to the financial position of sanofi-aventis and these financial institutions.
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
Revenue recognition
     IDM Pharma recognizes revenues pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force (EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables. License fees are earned and recognized in accordance with the provisions of each agreement. Up-front license fees for perpetual licenses where IDM Pharma conveys its rights to intellectual property to a licensee upon signing of a definitive agreement and IDM Pharma has no further delivery or performance obligations beyond the performance of those obligations are recognized when received.
     IDM Pharma generates certain revenues from a collaborative agreement with sanofi-aventis, a stockholder and therefore a related party to us. These revenues consist of up-front fees, milestone payments for advancing its drug candidates through clinical trials and regulatory approval and ongoing research and development funding.
     Non-refundable up-front payments that IDM Pharma receives in connection with collaborative research and development agreements are deferred and recognized on a straight-line basis over the period the Company has significant involvement, which is generally the research and development time as outlined in the development plan for the product. These estimates are continually reviewed and could result in a change in the deferral period. For example, IDM Pharma’s current estimated development period for UVIDEM, which is a product candidate for which the Company currently recognizes revenues, is nine years. If this estimated development period is extended or shortened, the amount of revenues recognized per period would decrease or increase correspondingly.
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

Research and development expenses and related tax credit
     Research and development expenses consist primarily of costs associated with the clinical trials of IDM Pharma’s products, compensation and other expenses for research and development personnel, supplies and development materials, costs for consultants and related contract research, and facility costs. These costs are expensed as incurred. Research and development expenses include amortization and depreciation of patents and licenses.
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
     Research and development expenses incurred in France, relating to the activities of IDM Pharma’s French subsidiary, IDM S.A., form the basis for a tax credit, which is recorded as a current income tax benefit in the period in which the expenses are incurred and the credit is claimed. The credit is recoverable in cash, if not used to offset taxes payable in the fourth year following its generation, after local governmental evaluation in France. The research and development tax credit is recorded as a current asset if payable within one year, or as a long-term asset if payable beyond one year.
Patents, trademarks and licenses
     IDM Pharma capitalizes the costs incurred to file patent applications when it believes there is a high likelihood that the patent will be issued, the patented technology has other specifically identified research and development uses and there will be future economic benefit associated with the patent. These costs are amortized on a straight-line basis over the estimated economic useful life which is generally ten years. The Company expenses all costs related to abandoned patent applications. In addition, the Company reviews the carrying value of patents for indications of impairment on a periodic basis in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as discussed below. If the Company elects to abandon any of its currently issued or unissued patents or it determines that the carrying value is impaired, it values the patent at fair value. The related expense could be material to its results of operations for the period of the abandonment. Patent maintenance costs are expensed as incurred and included in Research and Development expenses.
     Intangible assets also include purchased licenses. Costs associated with licenses acquired in order to be able to use products from third parties prior to receipt of regulatory approval to market the related products are capitalized if the licenses can be used in multiple research and development programs. The Company’s licensed technologies have alternative future uses in that they are enabling (or platform) technologies that can be the basis for multiple products that would each target a specific indication. In addition, the Company derives revenues under collaborative, out-licensing and/or distribution agreements from products under development that incorporate these technologies. Costs of acquisition of licenses are capitalized and amortized on a straight-line basis over the useful life of the license, which IDM Pharma considers to begin on the date of acquisition of the license and continue through the end of the estimated term during which the technology is expected to generate substantial revenues. In the case of the licenses or assets acquired from Jenner Biotherapies, Inc. IDM Pharma estimated their useful lives to be ten years from the date of acquisition.
Impairment of long lived assets
     In accordance with SFAS, No. 144, IDM Pharma periodically evaluates the value reflected on its balance sheet of long-lived assets, such as patents and licenses, when events and circumstances indicate that the carrying amount of an asset may not be recovered. Such events and circumstances include recommendations by advisory panels to the FDA regarding evidence of effectiveness of the Company’s drug candidates, communication with the regulatory agencies regarding safety and efficacy of the Company’s products under review, the use of the asset in current research and development projects, any potential alternative uses of the asset in other research and development projects in the short to medium term, clinical trial results and research and development portfolio management options. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. At June 30, 2007 and December 31, 2006, the license from Novartis for L-MTP-PE represented approximately $2.5 million and $2.6 million, respectively, of the total balance in Patents, Trademarks and Other Licenses. While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets carrying value.
     For those product candidates put on hold until collaborative partners can be found or other funding becomes available, if the Company has not found a collaborative partner or obtained funding to restart development of the product candidate within one year after development is put on hold, any remaining carrying value will be written off. At June 30, 2007 and December 31, 2006, the unamortized carrying value of intangible assets related to product candidates put on hold was approximately $0.1 million for both periods. With respect to the license for L-MTP-PE, based on current actions being taken by the Company to gather, analyze and submit supplemental data to FDA in the form of an amendment to the NDA, and the status of ongoing discussions with and review by the FDA and EMEA, the Company does not believe there has been an event, or that there is likely to be one in the near term, that would cause an impairment of the assets related to L-MTP-PE.
Segment Information
     The Company operates in one segment, immunotherapy research. The majority of the Company’s assets are located in the U.S. and in France.
Goodwill
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, IDM Pharma annually tests goodwill and other indefinite-lived intangible assets for impairment or more frequently if certain indicators are present. This analysis requires the Company first to compare the fair value of a reporting unit with its carrying amount, including goodwill. IDM Pharma has determined that it is operating as one reporting unit for purposes of this analysis. If the fair value of the reporting unit on the measurement date is less than the carrying amount, a second step is performed to determine the amount of the impairment loss. This involves comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill. The Company’s annual impairment test was conducted in the quarter ended December 31, 2006 and the Company’s analysis determined that the fair value of the reporting unit exceeded the carrying amount and thus no goodwill impairment was recognized. The Company will conduct its annual impairment test in the quarter ended December 31, 2007.
Net Loss Per Share
     Earnings per share, referred to as EPS, is computed in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding owned but unvested shares. Diluted EPS reflects the potential dilution of securities, such as common stock equivalents that may be issuable upon exercise of outstanding common stock options or warrants as well as all shares of preferred stock, which may be converted into common stock. Diluted EPS is computed by dividing net loss by the weighted average number of common and common equivalent shares. Prior to the application of the treasury stock method, common stock equivalents of 5,845,419 and 1,909,566 for the periods ended June 30, 2007 and 2006, respectively, have been excluded from EPS, as the effect is antidilutive.

	June 30, 2007	June 30, 2006

Options outstanding	1,912,998	1,073,930
Restricted stock awards	182,141	42,141
Warrants outstanding	3,377,412	325,056
Reserved pursuant to option liquidity agreements	372,868	389,839
Reserved pursuant to put/call agreements	—	78,600

Total	5,845,419	1,909,566

Share-Based Compensation Plans
     Description of Share-Based Compensation Plans
     2000 Stock Plan — In August 2005, the Company assumed the Epimmune 2000 Stock Plan, referred to as the 2000 Stock Plan. Options under the plan may be granted to employees, directors, consultants or advisors of the Company. The 2000 Stock Plan provides for the grant of both incentive stock options and nonstatutory stock options. The exercise price of an incentive stock option and a nonstatutory option is not less than the fair market value of the common stock on the date of the grant. No options granted under the 2000 Stock Plan have a term in excess of ten years from the date of grant. Options issued under the 2000 Stock Plan may vest over varying periods of up to four years. In addition to options, the Company may also grant stock awards, restricted stock awards, or other similar equity awards from the 2000 Stock Plan. In August 2005, in connection with the Combination, a prior IDM SA stock option plan, known as the 2000 IDM Stock Option Plan was closed and options that were granted under that plan to employees of the Company’s U.S. subsidiary, IDM, Inc. were cancelled. Substitute options to acquire 342,336 shares of common stock were granted from the Company’s 2000 Stock Plan to these employees. There were a total of 2,828,571 shares of common stock authorized by the Company’s stockholders under the 2000 Stock Plan at June 30, 2007.
     French Stock-Options — The Company also has certain outstanding stock options granted through the prior 2000 IDM S.A. Stock Option Plan, that are held by French employees to purchase IDM S.A. shares which have not yet been converted into IDM Pharma, Inc. stock options in the Combination. The Company has put / call agreements with these option holders. Upon exercise, the holders will initially receive IDM S.A. shares, which will be immediately converted to common shares in IDM Pharma, Inc. at the conversion ratio used in the Combination. There are no redemption or cash settlement provisions in these put/call agreements. The Company currently reserves 372,868 shares of common stock for issuance in connection with the exercise of outstanding options held by employees of its French subsidiary, IDM S.A.
     As of June 30, 2007, options to purchase 2,285,866 shares of common stock were outstanding under all stock option plans, 182,141 shares of common stock related to restricted stock awards were outstanding under the 2000 Stock Plan, and 568,886 shares were available for future grant under the 2000 Stock Plan. Certain of the Company’s stock options are denominated in currencies other than the U.S. dollar. It is the Company’s policy to convert the exercise prices at the current exchange rate when presenting option exercise information.
     Employee Stock Purchase Plan — In August 2005, in connection with the Combination, the Company assumed the Epimmune Employee Stock Purchase Plan, referred to as the Purchase Plan, originally adopted in March 2001, and increased the shares of common stock reserved under the Purchase Plan by 26,428 shares to 69,285 shares. Under the Purchase Plan, employees, at their option, can purchase up to 714 shares of IDM Pharma common stock per offering through payroll deductions at the lower of 85% of the fair market value on the plan offering date or 85% of the fair market value of the common stock at the purchase date. The Company reinitiated offerings under the Employee Stock Purchase Plan on July 1, 2007.
     In August 2005, in connection with the Combination, the Company established an Employee Stock Purchase Plan for employees located in France, referred to as the French Purchase Plan, and reserved 30,714 shares of common stock for future issuance. Under the French Purchase Plan, employees, at their option, can purchase up to 714 shares of IDM Pharma common stock per offering through payroll deductions at the lower of 85% of the fair market value on the plan offering date or 85% of the fair market value of the common stock at the purchase date. Due to local regulations governing employee stock purchase plans in France, the Company has not yet implemented the French Purchase Plan as of June 30, 2007, and consequently no shares have been issued out of the reserve pool.
     Adoption of SFAS No. 123(R)
     On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for: (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Company uses the Black-Scholes-Merton option-pricing model to determine the fair-value of stock-based awards. The determination of fair value using the Black-Scholes-Merton option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. Stock-based compensation expense for awards granted on or after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).
     The following table summarizes the share-based compensation expense for stock options and restricted stock awards granted under the Company’s equity plans to employees, directors and consultants that the Company recorded in accordance with SFAS 123(R) for six months ended June 30, 2007 and 2006.

	June 30, 2007	June 30, 2006

Research and development	$150,000	$53,000
General and administrative	643,000	274,000
Sales and marketing	—	2,000

Expense related to options under SFAS 123R	793,000	329,000
Expense related to restricted stock (general and administrative)	153,000	100,000

Total stock-based compensation expense	$946,000	$429,000

     A summary of stock option activity under all share-based compensation plans during the six months ended June 30, 2007 is as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	(years)	Value
Options outstanding, December 31, 2006	2,272,655	$9.84
Granted	602,000	$6.02
Exercised	(4,130)	$3.32
Cancelled, forfeited or expired	(584,659)	$4.25

Options outstanding, June 30, 2007	2,285,866	$10.36	6.15	$25,000

Options exercisable, June 30, 2007	1,377,157	$13.52	4.03	$25,000

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock that have an exercise price currently below the quoted price. As of June 30, 2007, there was $4.0 million of total unrecognized compensation cost related to non-vested options and restricted stocks granted to employees and directors under all equity compensation plans. The weighted average term over which the compensation cost will be recognized is 3.12 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
     Performance-Based Stock Options and Awards
     In August 2006, the Company entered into a consulting agreement with a member of the Board of Directors, which. included cash compensation of $10,000 per month and 600,000 nonstatutory stock options that would vest and become exercisable upon the achievement by the Company of defined milestone events by specified dates through June 30, 2007. The options granted under the agreement were accounted for under EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Compensation cost was recorded upon achievement of each milestone event. During the fourth quarter of 2006, three of the milestones were met resulting in compensation expense of $0.6 million, which was included in general and administrative expense for the fourth quarter of 2006. The milestones with specified achievement dates occurring in the six months ended June 30, 2007 were not achieved. The agreement was terminated on June 30, 2007.
     The Company also has outstanding restricted stock awards issued in 2005 to employees that vest over a four-year service period subject to acceleration if certain performance conditions are met. Compensation costs are initially recognized over the explicit service period. When the milestones become probable, the remaining unrecognized expense attributed to the milestone is recorded over the adjusted service period through the expected milestone achievement date. At June 30, 2007, the Company had 8,235 non-vested restricted stock awards outstanding that had a weighted average fair value of $5.25 as of the grant dates. The aggregate intrinsic value of non-vested restricted stock awards was

$23,000 at June 30, 2007. The Company recorded $0.1 million and $45,000 in share-based compensation expense for restricted stock awards in the three months ended June 30, 2007 and 2006, respectively, and $0.2 million and $0.1 million for the six months ended June 30, 2007 and 2006, respectively.
5. Sale of Common Stock and Warrants
     On February 20, 2007 the Company completed a private placement of 4,566,995 shares of its common stock and detachable warrants to purchase 782,568 common shares for a total of $12.9 million (excluding any proceeds that might be received upon exercise of the warrants). Direct transaction costs were $0.2 million, resulting in net proceeds of $12.7 million. The Company also paid $0.5 million in fees to a transaction advisory firm under a pre-existing agreement, which was recorded as general and administrative expense in the quarter ended March 31, 2007. The purchase price of each share of common stock sold in the financing was $2.82, the closing bid price of IDMI common stock immediately preceding the closing of the transactions, and the purchase price for the warrants was $0.022 for each share of common stock underlying the warrants. The warrants have an initial exercise price of $3.243 per share. If the Company issues additional common shares in certain non-exempt transactions for a price less than $3.243 per share, the exercise price will be adjusted downward based on a broad-based weighted average formula provided in the warrant agreement, but in no event will the exercise price be less than $2.82 per share. Initially, the warrants are exercisable at any time until February 2012 and may be exercised in cash or on a cashless exercise basis.
     In connection with the financing, the Company agreed to file a registration statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, registering for resale the shares of common stock sold in the financing, including the shares of common stock underlying the warrants, within 30 days of the closing and have the registration statement declared effective within 90 days of the closing (the “Resale Registration Statement”). Pursuant to the terms of the unit purchase agreement, the Company is subject to various penalties up to approximately $1.6 million on an annual basis, in the event that the Resale Registration Statement has not been filed with the Securities and Exchange Commission, or SEC, within 30 days after the closing date or is not declared effective within 90 days after the closing date or is not available for resales by the purchasers or other specified events have occurred as set forth in the unit purchase agreement. Pursuant to the terms of the unit purchase agreement, the Company filed the Resale Registration Statement with the SEC on March 21, 2007. The Resale Registration Statement was declared effective May 4, 2007.
     On June 20, 2007, the Company sold an aggregate of 7,142,855 shares of the Company’s common stock and detachable warrants to purchase 2,357,139 common shares to certain new and existing investors at the negotiated price of $3.50 per unit for $25.0 million in gross proceeds. The warrants are exercisable immediately following issuance over the next five years at $4.06 per share. The Company also paid $1.4 million (approximately 5.6% of the gross proceeds) and issued warrants to purchase 237,705 common shares to the placement agent as a transaction fee. These warrants are valued at $0.3 million and are subject to the same terms as those issued to the investors. Total transaction costs (exclusive of the warrants) were $1.6 million, resulting in net cash proceeds of $23.4 million. The shares, warrants and shares issuable upon exercise of the warrants are registered under the Securities Act on the Company’s previously filed and effective Registration Statement on Form S-3 (Registration No. 333-143058), as amended.
     Under both the February and June 2007 stock purchase agreements, upon a Change in Control (as defined in the warrant agreement) in which the Company receives all cash consideration, the Company (or the successor entity) shall purchase any unexercised warrants from the holder thereof for cash in an amount equal to its value computed using the Black-Scholes-Merton pricing model with prescribed assumptions and guidelines.
     Upon such a Change in Control and absent this Black-Scholes-Merton settlement provision, warrant holders would ordinarily receive a cash payment on an as-converted basis equal to the intrinsic value of the warrants, which is equal to the excess (if any) of the underlying share price over the warrant exercise price. The Black-Scholes-Merton pricing model values the warrants above their intrinsic value by adding a remaining-life time-value component. Consequently, when warrant holders receive a cash payment equal to the Black-Scholes-Merton value of the warrants, they benefit from a supplemental payment equal to the time value component not otherwise received by other equity holders.
     In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock, the warrants have been classified as a liability until the earlier of the date the warrants are exercised in full or expire. The Company has allocated $0.8 million of the February 2007 offering proceeds and $3.5 million of the June 2007 offering proceeds to the warrants based on their respective fair value on the issuance date measured using the Black- Scholes-Merton model, adjusted for the probability of a Change of Control event occurring during the life of the warrants. EITF 00-19 also requires that the warrants be revalued as derivative instruments periodically. At each balance sheet date the Company adjusts the instruments to their current fair value using the Black-Scholes-Merton model formula, with the change in value recorded as a non-cash interest expense. Fluctuations in the market price of the Company’s common stock between measurement periods will have an impact on the revaluations, the results of which are highly unpredictable and may have a significant impact on the results of operations.
     During the three and six months ended June 30, 2007, the fair value of the warrants decreased in the aggregate by $0.4 million and $0.1 million, respectively, which was recorded as a reduction of interest expense in the respective periods. As of June 30, 2007, the fair value of the warrants recorded on the Company’s balance sheet was $4.2 million. Of this amount, the warrants’ intrinsic value was $0.1 million and the time-value was $4.1 million.
6. Research and Development and Other Agreements
Novartis -Jenner
     In March 2003, the Company entered into an asset purchase agreement (“Jenner Agreement”) with Jenner Biotherapies, Inc. (“Jenner”). Pursuant to the terms of the agreement, the Company purchased certain of Jenner’s assets, which included the Company’s lead product candidate, L-MTP-PE, called MEPACT in Europe, and an exclusive worldwide license from Ciba-Geigy Ltd., now known as Novartis, covering patent rights to compounds that the Company uses in the production of L-MTP-PE. These assets were acquired by issuing IDM S.A. shares with a fair value of $3.1 million. The asset purchase was consummated in April 2003. The purchase consideration was allocated to the L-MTP-PE license, which was determined to have alternative future use and is included in Patents, Trademarks and Other Licenses. Under the license agreement, the Company is required to make certain milestone payments with respect to L-MTP-PE totaling $2.75 million, none of which has been recorded in the Company’s financial statements as of June 30, 2007 since the payment is triggered by the achievement of gross profit related to the Licensed Product. As of December 31, 2006, the Company has achieved two milestones totaling $750,000 that could be payable in the event the Licensed Product is successfully commercialized. Pursuant to the license agreement, the total milestones payable in any year with respect to all such milestones shall not exceed twenty-five percent of the gross profit of the Licensed Product in any year, with the balance being carried forward to later years without incurring interest. The Company also agreed to pay royalties with respect to net sales of the Licensed Product. A portion of the milestone payments will be credited against these royalty obligations. Unless earlier terminated, the license agreement shall continue on a country-by-country and product-by-product basis until there are no remaining royalty payments in each country covered by the patents obtained under the agreement. In most countries the remaining patents will expire in 2007 and, under the terms of the agreement, the royalties payable will be reduced. In addition to certain standard termination clauses, the Company may terminate the agreement with respect to any patent upon 60 days’ written notice.
     The Jenner license is being amortized over ten years, which was management’s estimate of the expected life of products developed from the use of the license at the time the assets were acquired.
     IDM Pharma’s direct research and development expenses related to L-MTP-PE amounted to approximately $1.5 million and $1.1 million for the three months ended June 30, 2007 and 2006, respectively, and $3.1 million and $1.9 million for the first six months of 2007 and 2006, respectively.
Agreement with sanofi-aventis (Related Party)
     Sanofi-aventis is a shareholder and collaborative partner of the Company and is, therefore, considered a related party. As of June 30, 2007, sanofi-aventis has invested approximately $33.0 million in the Company and owns approximately 7.9% of the Company’s outstanding common stock. In July 2001, the Company entered into an agreement with sanofi-aventis to cooperate in cellular immunotherapy research for the development and marketing of immunologic treatment for cancers. Under this agreement, sanofi-aventis has the right to select up to 20 Cell Drug development programs (individually an “option”) from the Company’s line of research and development activities. The Company will undertake preclinical development, and if sanofi-aventis exercises its option, sanofi-aventis will finance the clinical development and have exclusive worldwide marketing rights for the selected drugs, if the clinical trials are successful. For each exercised option, sanofi-aventis will pay an initial non-refundable upfront payment, followed by milestone payments following the completion of Phase I and Phase II clinical trials, and a fee upon sanofi-aventis exercising an exclusive license option. In addition, sanofi-aventis will also reimburse all corresponding research and development expenses for each program that is selected. If sanofi-aventis exercises the commercialization option, a non-refundable fee will be due to IDM Pharma upon exercise, followed by milestone payments, based on potential market size for the treatment. During the commercialization phase, IDM Pharma will manufacture the Cell Drug.
     Sanofi-aventis exercised its first option on IDM Pharma’s ongoing melanoma development program, UVIDEM, in December 2001. Consequently, the Company received $5.3 million corresponding to: (i) an up-front payment of $1.8 million, (ii) a completion of Phase I milestone payment of $1.8 million because the program was already in Phase II and (iii) reimbursement of development costs incurred from 1999 through December 2001, which approximated $1.7 million. Repayment received for past development expenses incurred by IDM Pharma prior to the exercise of an option by sanofi-aventis are considered as a complementary up-front fee. Thus, the Company is recognizing these three payments over the remaining program development period, which is estimated to be nine years.
     Revenue recognized for the three and six months ended June 30, 2007 and 2006 under the sanofi-aventis agreement, by source, is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Amortization of upfront fee	$60,000	$55,000	$117,000	$109,000
Amortization of phase I milestone payment	70,000	66,000	139,000	128,000
Amortization of initial R&D expenses from 1999 to 2001	56,000	53,000	111,000	103,000
Reimbursement of current R&D expenses	2,892,000	2,834,000	5,514,000	4,876,000

Total revenues	$3,078,000	$3,008,000	$5,881,000	$5,216,000

     Direct research and development expenses related to UVIDEM were approximately $2.3 million and $2.0 million in the three months ended June 30, 2007 and 2006, respectively, and $3.9 million and $3.4 million for the six months ended June 30, 2007 and 2006, respectively.
     Sanofi-aventis can terminate its involvement in any program at any time without penalty. If this occurs, the Company’s obligations with respect to that program will be waived and the Company will be able to proceed with the development program and commercialize the product on its own. None of the proceeds are refundable to sanofi-aventis in the event of termination. At all times, the Company retains the intellectual property rights attached to the immunological treatments developed in programs subject to this agreement and will grant sanofi-aventis an option for an exclusive worldwide license for the commercialization for each treatment. At June 30, 2007, sanofi-aventis had remaining options to participate in the clinical development of up to ten (or up to two per year) other Cell Drugs through 2011.
Medarex (Related Party)
     As of June 30, 2007, Medarex, Inc. owns approximately 10.5% of the Company’s outstanding common stock and is, therefore, considered a related party. In 2000, IDM Pharma entered into several interrelated agreements with Medarex under which it was granted licenses to manufacture and commercialize antibodies developed by Medarex. One such antibody was included in Osidem, a product that IDM Pharma was developing until 2004. The Company is not currently developing products that include Medarex’s technologies.
Cambridge Labs
     In May 2005, the Company entered into a license and distribution agreement with Cambridge Laboratories Ltd, a privately held British pharmaceutical company, for the distribution of L-MTP-PE in the United Kingdom and the Republic of Ireland.
     Pursuant to this agreement, the Company received an upfront payment, half of which is reimbursable if L-MTP-PE does not receive marketing approval in the United Kingdom and the Republic of Ireland and will receive a milestone payment upon achieving such marketing approval. In addition, the Company will receive royalties based on net sales of

L-MTP-PE in the United Kingdom and the Republic of Ireland, and a performance royalty upon reaching a cumulative net sales threshold.
     The Company recognized half of the up-front payment over the period of continuing involvement which includes the estimated development period through marketing approval and the subsequent contractual commercialization period of ten years after initial sales. The other half has been recorded as a long term liability until the Company, within 30 months of the date of signature of the agreement, is able to manufacture L-MTP-PE according to its new manufacturing process and is able to demonstrate its comparability to L-MTP-PE manufactured according to its original process to the satisfaction of the regulatory authorities in the United Kingdom and the Republic of Ireland, at which time the Company will begin to recognize it as revenue over the remaining product life.
     Up-front and milestone revenues recognized were negligible for the three and six months ended June 30, 2007.
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
Commitment with Biotecnol
     In 2001 the Company entered into a Prototype Production Contract with Biotecnol SA, a Portuguese Company to enable IDM Pharma to obtain a preliminary process for the production of IL-13. The Company has been pursuing development in collaboration with Biotecnol since 2003, based on a letter of Intent executed by the Company and Biotecnol. In 2003, the Company and Biotecnol entered into the Development and Manufacturing Agreement, which aims to expand upon the Prototype Production Contract. During the six months ended June 30, 2007 and 2006, the Company recorded expenses of $0.3 million and $0.3 million, respectively, and $0.1 million and $0.3 million for the three months ended June 30, 2007 and 2006, respectively.
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
     In September 2006, in conjunction with the restructuring and cash conservation plan, the Company reached an agreement with Accovion to terminate the existing agreement upon the appropriate completion of agreed upon BEXIDEM-related activities, including pharmacovigilance, and recognized approximately $0.1 million in contract termination fees. IDM Pharma recorded $22,000 and $0.3 million of expenses related to Accovion in the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, IDM Pharma recorded approximately $43,000 and $0.8 million of expenses, respectively.
PEA Shares
     Certain stockholders of IDM S.A. held their shares in a plan d’epargne en action, or PEA, which is a tax efficient vehicle under French law whereby a holder of securities may receive preferential tax treatment, provided the securities are held in a separate account for a certain period of time. In connection with the Combination, all holders of shares held in a PEA entered into a Put/Call Agreement with the Company. Pursuant to the terms of the Put/Call Agreement, holders of PEA shares have the right to require the Company to purchase, and the Company has the right to require such holders to sell, the PEA shares for a period of 30 days after the closing of its first offering of equity securities completed after the Combination date with net aggregate proceeds of at least 10 times the U.S. dollar amount payable to the holders of all PEA shares, excluding any issuance of equity securities in a strategic partnering, licensing, merger or acquisition transaction. Subsequent to the closing of the $12.9 million financing on February 20, 2007, the Company notified the holders of the PEA shares that it was exercising its right under the Put/Call Agreement to require such holders to sell their respective PEA shares to the Company. The aggregate purchase price for the 44,291 PEA shares remaining as of the date the Company provided such notice was approximately $122,000, which was paid in April 2007.
8. Government Research Funding
     In January 2007, the Company received $0.4 million on a grant through a new French Government sponsored program to conduct research and clinical studies related to macrophages with antibodies and cancer vaccine antigen formulations. Of the $0.4 million received, $55,000 was recognized as revenue as of June 30, 2007 and the remaining balance is recorded as deferred revenue. The Company can expect to receive an additional $0.9 million over 3 years under this grant, unless it is terminated earlier. In connection with its performance under the 3-year term of this grant, the Company anticipates its costs in excess of the amounts it will be reimbursed will be approximately $1.6 million, of which approximately $0.9 million relates to credit for work previously performed by IDM Pharma and approximately $0.7 million relates to cash expense for work yet to be performed. The grant can be cancelled with 30-days notice by IDM Pharma without penalty. Upon cancellation, the Company would have to refund any advance payments received for work it has not yet performed.
9. Restructuring and Severance Related Charges
     In August 2006, the Company’s Board of Directors approved a restructuring and cash conservation plan and in December 2006 the Board authorized an organizational restructuring, which was completed by December 31, 2006. The Company accounted for the restructuring activity in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). This restructuring included focusing the Company’s research and development activities primarily on L-MTP-PE and its collaboration with sanofi-aventis for UVIDEM, putting on hold further development of BEXIDEM and other product candidates until collaborative partners can be found or additional funding becomes available, and reducing the workforce by 17 employees at the Company’s facility in Paris, France. In October 2006, the Company sent notices to several European Health Authorities that it would stop Phase II of the clinical trial for BEXIDEM following completion of treatment of all patients, and would put on hold moving forward with a Phase III trial until a collaborative partner or further funding for the project is found.
     In accordance with SFAS No. 146, the Company recorded severance costs in the fourth quarter of 2006 when the plan of termination met certain criteria and was communicated to the employees. Costs to terminate a contract before the end of its term and costs that will continue to be incurred for the remaining term without economic benefit to the Company were recorded at fair value at the contract termination or cease-use date. Other exit-related costs were recognized as incurred upon receipt of goods and services.
     Total restructuring costs recorded in 2006 were $1.0 million, which included a $0.1 million contract termination charge in the third quarter of 2006 and total charges of $0.9 million in the fourth quarter of 2006 for severance payments and other related charges. Of the $1.0 million total restructuring costs in 2006, $0.8 million was included in Research and Development expense, and $0.2 million in General and Administrative expense. Accrued and unpaid costs at each balance sheet date are included in Other Current Liabilities. $0.2 million, $0.6 million, and $0.2 million of these charges were paid in the fourth quarter of 2006, first quarter of 2007, and the second quarter of 2007, respectively.
     In May 2007, the Company’s Chief Executive Officer, Jean-Loup Romet-Lemonne, M.D., terminated service with the Company. A $1.1 million severance charge was recorded in general and administrative expenses in the second quarter of 2007, which includes $0.8 million for salary continuation for 24 months and certain healthcare benefits and a $0.3 million charge to accelerate vesting of certain stock options and stock awards. Dr. Romet-Lemonne’s salary continuation, less standard deductions and withholdings, and healthcare benefits will be paid pursuant to the Company’s standard payroll practices over a 24-month period.

10. FIN 48 Uncertain Tax Positions
     The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (FIN 48) as of January 1, 2007. FIN 48 creates a single model to address accounting for uncertainty in tax positions. It clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of the adoption date and at June 30, 2007, the Company had no unrecognized tax benefits and does not expect a material change in the next 12 months. Because of the Company’s historical losses, FIN 48 did not have an effect on the accounting and disclosure for income taxes. Interest and penalties (if any) related to uncertain tax positions will be recorded in income tax expense.
     The Company has significant U.S. federal and California state net operating loss (“NOL”) carryforwards and NOLs in France from IDM S.A. The U.S. federal NOLs will expire in 2007 through 2026. The California NOLs will expire in 2007 through 2016. The French NOLs do not expire. The Company also has federal and California research and development (“R&D”) credit carryforwards. The federal R&D credits will expire in 2007 through 2025 and the California credits have no expiration date. In addition, the Company has a French income tax credit receivable of $1.6 and $1.5 million at June 30, 2007 and December 31, 2006, respectively, which is recoverable in cash if not used to offset taxes payable in the fourth year following its generation. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset its net deferred tax assets other than the French income tax credit recoverable in cash.
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
New Accounting Standards Not Yet Adopted
     The FASB issued SFAS No. 157, Fair Value Measurements, in September 2006. The new standard provides guidance on the use of fair value-measurements. It also prescribes expanded disclosures about fair value measurements contained in the financial statements. The Company is in the process of evaluating the new standard which is not expected to have any effect on the Company’s consolidated financial position or results of operations although financial statement disclosures will be revised to conform to the new guidance. The pronouncement, including the new disclosures, is effective for the Company as of the first quarter of 2008.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not determined if it will early adopt SFAS No. 159 or if it will choose to measure any eligible financial assets and liabilities at fair value.

12. Subsequent Events
     Effective as of July 16, 2007, Jean-Loup Romet-Lemonne, M.D. resigned as a member of the Board of Directors of the Company. Effective as of July 18, 2007, the Board of Directors appointed Timothy P. Walbert, the Company’s current President and Chief Executive Officer, to the Board.
     On July 23, 2007, the Company announced that it had recently met with the FDA and informed the FDA that the Company intends to take immediate action to supplement the data in its current NDA for L-MTP-PE, which is being reviewed for the treatment of children and adolescents with non-metastatic osteosarcoma.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and our 2006 audited financial statements and notes thereto included in our Form 10-K filed on April 2, 2007.
Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of results that may occur in future periods.
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
Overview
     IDM Pharma is a biopharmaceutical company focused on the development of innovative cancer products that either destroy cancer cells by activating the immune system or prevent tumor recurrence by triggering a specific adaptive immune response. The Company is dedicated to maximizing the full therapeutic and commercial potential of each of its innovative products to address the needs of patients and the physicians who treat these patients.
     We were incorporated in Delaware in July 1987.
     Our lead product candidate, L-MTP-PE, also called MEPACT in the European Union regulatory submission, is part of a new family of immunotherapeutic agents that activate the body’s natural defenses. L-MTP-PE activates macrophages in vivo (inside the body), in order to enhance their ability to destroy cancer cells. We are developing L-MTP-PE for the treatment of osteosarcoma, the most common type of bone cancer. This rare, aggressive bone tumor principally affects adolescents and young adults. L-MTP-PE has received orphan drug designation in the United States and the European Union for this indication, permitting it to benefit from a set of laws encouraging the development of treatments for rare diseases. In October 2006, we submitted a New Drug Application, or an NDA, in electronic Common Technical Document (eCTD) format to the U.S. Food and Drug Administration, referred to as the FDA, for L-MTP-PE, requesting approval for its use in the treatment of newly diagnosed resectable high-grade osteosarcoma patients in combination with multiple agent chemotherapy.
     The FDA accepted the NDA file for substantive review in December 2006, on a standard review basis, contingent upon our commitment to provide pharmacokinetic data for the to-be-marketed L-MTP-PE product. The pharmacokinetic data in the submission were collected following administration of the product previously manufactured by Ciba-Geigy. The additional data that we have committed to obtain will provide information on the pharmacokinetic behavior of the IDM-manufactured product when administered in healthy volunteers. As soon as the final report of the pharmacokinetic data is available, it will be provided to the FDA
     Following the submission of the NDA, we submitted a Marketing Authorization Application, or MAA, for MEPACT to the European Medicines Agency, or EMEA. The EMEA has determined the application is valid and the review procedure was started in late November 2006.
     The L-MTP-PE marketing applications include efficacy and safety data from 678 patients with non-metastatic resectable osteosarcoma, 332 of whom received L-MTP-PE, and from 115 patients with metastatic or unresectable osteosarcoma, 39 of whom received L-MTP-PE in the controlled Phase III clinical trial conducted by the Pediatric Oncology Group (POG) and the Children’s Cancer Group (CCG), sponsored by the National Cancer Institute (NCI). The biological effects and safety of L-MTP-PE are further supported by data from 9 Phase I and II clinical studies performed by Ciba-Geigy in which an additional 248 patients received at least one dose of L-MTP-PE.

     We expect that the drug regulatory agencies in the United States and the European Union will make a decision regarding marketing approval for L-MTP-PE by the end of 2007. The FDA’s Oncologic Drugs Advisory Committee (ODAC) met on May 9, 2007 and voted 12 to 2 that the results of the Company’s Phase III trial do not provide substantial evidence of effectiveness of L-MTP-PE in the treatment of patients with non-metastatic, resectable osteosarcoma receiving combination chemotherapy. The FDA will consider, but is not required to follow, ODAC’s recommendation when reviewing the NDA for L-MTP-PE. We anticipate a decision from the FDA with respect to the NDA for L-MTP-PE in late August, 2007. On July 23, 2007, following a meeting with the FDA, we announced that we would collect, analyze and submit additional data for L-MTP-PE to the FDA, in an amendment to the NDA, by the first quarter of 2008. We will continue to work with the FDA to support the ongoing review of the NDA. However, the timing of marketing approval of L-MTP-PE is subject to risks and uncertainties beyond our control. These risks and uncertainties regarding product approval and commercialization include the timing of the drug regulatory agencies’ review of the regulatory filing, our ability to respond to questions raised by the drug regulatory agencies in a manner satisfactory to the drug regulatory agencies, the time needed to respond to any issues raised by the drug regulatory agencies during the review of regulatory submissions for L-MTP-PE, and the possibility that the drug regulatory agencies may not consider preclinical and clinical development work and existing safety and efficacy data or the Phase III study design, conduct and analysis as adequate or valid for their assessment of L-MTP-PE. These factors may cause delays in review, may result in the regulatory authorities requiring us to conduct additional clinical trials, or may result in a determination by the regulatory authorities that the data does not support marketing approval. As a result, we may not receive necessary approvals from the FDA, the EMEA or similar drug regulatory agencies for the marketing and commercialization of L-MTP-PE when expected or at all, and, even if L-MTP-PE is approved by regulatory authorities, there is a further risk that one of our manufacturers may encounter delays or not be able to manufacture L-MTP-PE.
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
     We are also developing IDM-2101 for Non-Small Cell Lung Cancer, or NSCLC. IDM-2101 is composed of multiple tumor-specific cytotoxic T-lymphocyte, or CTL, epitopes that were selected from tumor-associated antigens. Some of the epitopes have been modified to create analogs in order to enhance the potency of the T cell response induced by the vaccine. We recently reported on interim Phase 2 results of IDM-2101 at the ASCO meeting in June, 2007 and are currently planning for future clinical studies of IDM-2101.
     We are focusing our research and development activities primarily on L-MTP-PE, and our collaboration with sanofi-aventis for UVIDEM. In order to contain our expenses, we have put on hold further development of BEXIDEM and other product candidates until collaborative partners can be found or other funding becomes available. BEXIDEM is a product candidate in Phase II clinical development for treatment of bladder cancer that is intended to destroy remaining cancer cells after conventional therapies.
     We have incurred significant net losses and have generated limited revenues since inception. As of June 30, 2007, our accumulated deficit was $190.1 million and our revenues for the three and six months ended June 30, 2007 were $3.1 million and $6.0 million respectively. To conserve cash, we completed a restructuring plan in December 2006, which included deferring development of all products other than L-MTP-PE and UVIDEM until additional financing can be obtained and implementing a reduction in force of 17 employees at our Paris facility. In February 2007 and June 2007 we completed financing transactions of $12.9 million and $25.0 million, respectively. However, we will continue to incur significant research and development and general administrative expenses related to the maturation of our product development programs. Savings from the restructuring plan, proceeds from the equity financing and continued revenues under the sanofi-aventis collaboration agreement are expected to provide sufficient cash to support the our operations into 2009.
     Our research and development expenses mainly include costs associated with preclinical development and clinical trials of our product candidates, salaries and other expenses for personnel, laboratory supplies and materials, consulting and contract research costs, facility costs, amortization of intangible assets such as patents and licenses, and depreciation of laboratory and office equipment. From inception through June 30, 2007, we have incurred costs of approximately $162.1 million associated with research and development in all program areas, including patent and license impairment charges, while we have only recorded approximately $42.3 million in research and development revenues, of which $41.1 million has been recorded since 2001. Following our acquisition of L-MTP-PE and certain other assets from Jenner in early 2003, our research and development expenses related to L-MTP-PE have amounted to approximately $12.5 million consisting mainly of manufacturing costs, external consultant fees, and personnel-related costs. We charge all research and development expenses to operations as they are incurred. Since 2001, our cumulative research and development expenses, including impairment of patents and licenses, have represented approximately 72% of total cumulative operating expenses. The Company will continue to incur significant research and development and general administrative expenses related to the maturation of the Company’s product development programs.
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
     The lengthy process of seeking regulatory approvals, and the subsequent compliance with applicable regulations, requires the expenditure of substantial resources. Our failure to obtain, or any delay in our obtaining, regulatory approvals would cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations and cash flow. We cannot be certain whether or when any net cash inflow from L-MTP-PE or any of our other development projects will commence.
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
     In addition to the revenues described above, our financial requirements have been met to date through private placements and registered direct offerings of equity securities. We have received a total of $138.7 million in gross proceeds through the sale of equity securities, including, $37.9 million in 2007.
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
Results of Operations for the Three Months Ended June 30, 2007 and 2006
     Revenues. We had total revenues of $3.1million for the three months ended June 30, 2007, compared to total revenues of $3.0 million for the three months ended June 30, 2006.
     For the three months ended June 30, 2007, substantially all of our revenues were generated from our research and development activities and derived from reimbursement of current and past research and development expenses and recognition of deferred revenue related to up-front fees and milestone payments received from sanofi-aventis under the terms of our collaboration agreement. We also received $40,000 and $28,000 from NIH research grants, license fees and other contract revenues in the three months ended June 30, 2007 and 2006, respectively.
     On December 21, 2001, sanofi-aventis exercised its first option to initiate product development on the on-going melanoma development program for UVIDEM. Between January and June 2002, sanofi-aventis paid us a total of $5.3 million related to UVIDEM as a combination of up-front fees, milestone payments and reimbursement of expenses we had incurred in prior years while developing UVIDEM. The revenue corresponding to these payments is being recognized on a straight-line basis over the estimated nine-year development period for UVIDEM. Accordingly, we recognized $0.2 million in each of the three month periods ended June 30, 2007 and 2006. Additional milestone payments by sanofi-aventis under our collaboration agreement are contingent upon the success of several on-going Phase II clinical trials. There can be no assurance that the on-going Phase II clinical trials will be successful and, if they are not successful, we will not receive the related milestone payments.
     We recorded $2.9 million in revenues from sanofi-aventis in the three months ended June 30, 2007 and $2.8 million in the three months ended June 30, 2006 for reimbursement of current expenses related to the development of UVIDEM. The increase in revenue was due to the increase in development costs reimbursed to us by sanofi-aventis for UVIDEM clinical trials in the 2007 period.
     Research and Development Expense and Impairment of Patents and Licenses. Total research and development expenses and impairment of patents and licenses were $5.4 million and $6.5 million for the three months ended June 30, 2007 and June 30, 2006, respectively.
     We regularly undertake detailed reviews of our patents and licenses to determine the development stage and the viability of associated products. When certain product development projects remain at an early stage or are abandoned, we write down in full the remaining value of licenses, patents or trademarks associated with those projects, if they are found to have no alternative future use. During the three months ended June 30, 2007, we recorded an impairment charge of $43,000 compared to a $0.4 million charge for the three months ended June 30, 2006.
     Research and development expenses decreased to $5.4 million for the three months ended June 30, 2007 from $6.2 million for the three months ended June 30, 2006. This decrease was primarily due to a $1.0 million decrease associated with development activities related to products currently on hold, in addition to a $0.4 million reduction associated with lower headcount and termination of a lease agreement for certain of the Company’s Paris facilities. These reduced expenditures were partially offset by higher spending of $0.7 million for clinical development of UVIDEM and expenditures made in connection with regulatory filing and manufacturing of L-MTP-PE.
     Direct research and development expenses related to our product candidates to destroy residual cancer cells (L-MTP-PE and BEXIDEM) were approximately $1.5 million and $1.6 million for the three months ended June 30, 2007 and 2006, respectively and $25.4 million for the period from January 1, 2001, the earliest date for which relevant cumulative cost information is available, through June 30, 2007. Direct research and development expenses related to our product candidates to prevent tumor recurrence (UVIDEM, IDM-2101 and COLLIDEM) were approximately $2.4 million and $2.7 million for the three months ended June 30, 2007 and 2006, respectively and $33.2 million for the period from January 1, 2001, the earliest date for which relevant cumulative cost information is available, through June 30, 2007.
     Selling and Marketing Expenses. Selling and marketing expenses were $0.1 million for the three months ended June 30, 2007, and 2006. These expenses consisted primarily of costs related to our participation in trade conferences and to the employment costs of our business development employees.
     General and Administrative Expenses. General and administrative expenses were $3.8 million and $2.5 million for the three months ended June 30, 2007 and 2006, respectively. The higher expenses in 2007 included $1.1 million associated with severance benefits for the Company’s former CEO and retention and milestone bonus accruals of $0.1 million.
     Interest Income or Expense, Net. Interest income, net, was $0.6 million for the three months ended June 30, 2007, as compared to $0.2 million for the three months ended June 30, 2006. During the quarter ended June 30, 2007, the

Company recognized $0.2 million of interest income associated with its investments and a $0.4 million reduction in non-cash interest expense to record the net decrease in the fair value of warrants issued in February and June 2007.
     Foreign Exchange Gain or Loss. We have an inter-company loan between our subsidiary in France and its subsidiary in the United States. This loan is denominated in the U.S. dollar and is revalued each quarter based on changes in the value of the dollar versus the euro and all related changes are recognized in earnings. For the three months ended June 30, 2007 and 2006, we recorded a foreign exchange loss of $0.1 million and $1.2 million, respectively. The decrease in 2007 is due to a lower inter-company loan balance and more stable spreads between the value of the U.S. dollar and the Euro compared to the prior year period.
     Income Tax Benefit. We recorded a tax credit for research and development expenses in France in the amount of $38,000 and $71,000 for the three months ended June 30, 2007 and 2006.
     As of June 30, 2007, we had research and development tax credits of $1.6 million that represent an account receivable corresponding to our accumulated income tax benefit from the French government, of which $0.2 million is recoverable during the next twelve months.
     Net Loss. Our net loss decreased to $5.7 million for the three months ended June 30, 2007, compared to $7.0 million for the three months ended June 30, 2006, as a result of the factors described above.
Results of Operations for the Six Months Ended June 30, 2007 and 2006
     Revenues. We had total revenues of $6.0 million for the six months ended June 30, 2007, compared to total revenues of $5.3 million for the six months ended June 30, 2006.
     For the six months ended June 30, 2007, substantially all of our revenues were generated from our research and development activities in France and derived from reimbursement of current and past research and development expenses and up-front fees and milestone payments received from sanofi-aventis under the terms of our collaboration agreement, which amounted to $5.9 million compared to $5.2 million for the six months ended June 30, 2006. We also received $0.1 million from NIH research grants, license fees and other contract revenues in the six months ended June 30, 2007 and 2006.
     On December 21, 2001, sanofi-aventis exercised its first option to initiate product development on the on-going melanoma development program for UVIDEM. Between January and June 2002, sanofi-aventis paid us a total of $5.3 million in relation to UVIDEM as a combination of up-front fees, milestone payments and reimbursement of expenses we had incurred in prior years while developing UVIDEM. The revenue corresponding to these payments is being recognized on a straight-line basis over the estimated nine-year development period for UVIDEM. Accordingly, we recognized $0.4 million and $0.3 million in the six months ended June 30, 2007 and 2006, respectively. Additional milestone payments by sanofi-aventis under our collaboration agreement are contingent upon the success of several on-going Phase II clinical trials. There can be no assurance that the on-going Phase II clinical trials will be successful and, if they are not successful, we will not receive the related milestone payments.
     We recorded $5.5 million in revenues from sanofi-aventis in the six months ended June 30, 2007 and $4.9 million in the six months ended June 30, 2006 for reimbursement of current expenses related to the development of UVIDEM. The increase in revenue was due to the increase in development costs reimbursed to us by sanofi-aventis for UVIDEM clinical trials in the 2007 period.
     Research and Development Expenses and Impairment of Licenses. Total research and development expenses and impairment of patents and licenses were $10.7 million and $12.1 million for the six months ended June 30, 2007 and June 30, 2006, respectively.
     We regularly undertake detailed reviews of our patents and licenses to determine the development stage and the viability of associated products. When certain product development projects remain at an early stage or are abandoned, we write down in full the remaining value of licenses, patents or trademarks associated with those projects, if they are found to have no alternative future use. During the six months ended June 30, 2007, we recorded an impairment charge of $43,000 compared to a $0.4 million charge for the six months ended June 30, 2006.

     Research and development expenses decreased to $10.7 million for the six months ended June 30, 2007 from $11.8 million for the six months ended June 30, 2006. This decrease was primarily due to a $2.5 million decrease associated with development activities related to products currently on hold, in addition to a $0.2 million reduction associated with lower headcount and termination of a lease agreement for certain of the Company’s Paris facilities. These expenditures were partially offset by higher spending of $1.6 million for clinical development of UVIDEM and expenditures made in connection with regulatory filing and manufacturing of L-MTP-PE.
     Direct research and development expenses related to our product candidates to destroy residual cancer cells (L-MTP-PE and BEXIDEM) were approximately $3.3 million and $3.4 million for the six months ended June 30, 2007 and 2006, respectively and $25.4 million for the period from January 1, 2001, the earliest date for which relevant cumulative cost information is available, through June 30, 2007. Direct research and development expenses related to our product candidates to prevent tumor recurrence (UVIDEM, IDM-2101 and COLLIDEM) were approximately $4.3 million and $4.7 million for the six months ended June 30, 2007 and 2006, respectively and $33.2 million for the period from January 1, 2001, the earliest date for which relevant cumulative cost information is available, through June 30, 2007.
     Selling and Marketing Expenses. Selling and marketing expenses were $0.2 million for the six months ended June 30, 2007 and 2006. These expenses consisted primarily of costs related to our participation in trade conferences and to the employment costs of our business development employees.
     General and Administrative Expenses. General and administrative expenses were $6.7 million and $5.3 million for the six months ended June 30, 2007 and 2006, respectively. The higher expenses in 2007 included $0.5 million in fees to an investment advisor in relation to the $12.9 million private equity financing completed in February 2007, $1.1 million associated with severance benefits for the Company’s former CEO, and $0.1 million of retention and milestone bonus accruals, offset by $0.3 million of severance benefits in the 2006 period.
     Interest Income or Expense, Net. Interest income, net, was $0.4 million and $0.3 million for the six months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007, the Company recognized $0.3 million of interest income associated with its investments and a $0.1 million reduction in non-cash interest expense to record the net decrease in the fair value of warrants issued in February and June 2007.
     Foreign Exchange Gain or Loss. We have an inter-company loan between our subsidiary in France and its subsidiary in the United States. This loan is denominated in the U.S. dollar and is revalued each quarter based on changes in the value of the dollar versus the euro and all related changes are recognized in earnings. For the six months ended June 30, 2007 and 2006 we recorded a foreign exchange loss of $0.5 million and $1.9 million, respectively, primarily as a result of the revaluation of this inter-company loan. The decrease in 2007 is due to a lower inter-company loan balance and more stable spreads between the value of the U.S. dollar and the Euro compared to the prior year period.
     Income Tax Benefit. We recorded a research tax credit for research and development expenses in France in the amount of $0.1 million for the six months ended June 30, 2007 compared to $0.2 million in the six months ended June 30, 2006.
     As of June 30, 2007, we had research and development tax credits of $1.6 million that represent an account receivable corresponding to our accumulated income tax benefit from the French government, of which $0.2 million is recoverable during the next twelve months.
     Net Loss. Our net loss decreased to $11.6 million for the six months ended June 30, 2007, compared to $13.7 million for the six months ended June 30, 2006, as a result of the factors described above.
Liquidity and Capital Resources
     As of June 30, 2007, our cash and cash equivalents totaled $37.3 million, compared to $10.2 million as of December 31, 2006. In February 2007 we completed a private placement of our common stock and warrants to purchase common stock and received approximately $12.9 million in gross proceeds. In June 2007 we completed a registered direct offering of our common stock and warrants to purchase common stock and received approximately $25.0 million in gross proceeds. Cash and cash equivalents include principally cash, money-market funds and certificates of deposit with maturity of 90 days or less and are denominated in both euros and U.S. dollars. We use our cash and cash equivalents to cover research and development expenses and corporate expenses related to selling and marketing and general and administrative activities. If we enter into collaborations for certain of our products, we expect that our strategic partners would assume most, if not all, of the costs of further product development. Unless we find a strategic partner for a product, we bear all costs related to its development. We expect to incur significant expenses as we continue development and commercialization of L-MTP-PE, and development of UVIDEM.
     Net cash used in operating activities decreased to $8.9 million for the six months ended June 30, 2007, compared to $11.7 million for the six months ended June 30, 2006. This decrease in cash used by operating activities was primarily the result of lower net losses and favorable changes in working capital, partially offset by $0.8 million in restructuring costs which were accrued at December 31, 2006 and paid in the six months ended June 30, 2007.
     Net cash used in investing activities was $0.2 million during the six months ended June 30, 2007, compared to $0.3 million for the six months ended June 30, 2006. The decrease is primarily due to the decrease in the acquisition of patents, trademarks and other licenses.
     As of June 30, 2007, our current liabilities, excluding deferred revenues, were $14.7 million. Our current liabilities included $5.7 million in accounts payable, $2.1 million in accrued compensation for employees, $2.7 million in accrued liabilities (including tax obligations and accrued severance) and $4.2 million related to common stock warrant liabilities. Our long-term liabilities, excluding deferred revenues, as of June 30, 2007 were $1.0 million and were composed primarily of an interest-free loan of $0.5 million from the French government that provides support to French companies for research and development, and $0.5 million of other liabilities of which $0.3 million represents refundable up-front payments received from Cambridge Laboratories for L-MTP-PE marketing rights in the United Kingdom and the Republic of Ireland that is recorded as a long term liability until the Company, within 30 months of the date of signature of the agreement with Cambridge Laboratories, is able to manufacture L-MTP-PE according to its new manufacturing process and is able to demonstrate its comparability to L-MTP-PE manufactured according to its original process to the satisfaction of the regulatory authorities in these countries. We must repay the principal amount of the French government loan in installments of $0.2 million in 2008 and $0.3 million in 2011.
     Our financial requirements to date have been met primarily through sales of equity securities, payments received under our agreement with sanofi-aventis and our agreement with Medarex, together with grants received from governmental agencies. We have received a total of $138.7 million in gross proceeds through the sale of equity securities, including $37.9 million in 2007.
     We expect our principal sources of revenues to be up-front fees, milestone payments and reimbursements of research and development expenses under our collaboration agreement with sanofi-aventis, until such time as we successfully develop one or more products for sale outside this agreement or enter into other collaboration agreements. However, if we do not meet further development milestones with respect to UVIDEM, or if sanofi-aventis does not elect to develop additional product candidates, we will not receive additional payments under our agreement with sanofi-aventis. We expect to receive revenues from sales of our lead product candidate, L-MTP-PE, assuming that we receive regulatory approval and choose to market L-MTP-PE ourselves. However, we may not receive regulatory approval and, even if we do, any efforts by us or any future partners to commercialize L-MTP-PE may not be successful. In keeping with our overall strategy, we are seeking to enter into collaboration agreements for certain products with other strategic partners, which may provide additional sources of revenues, including other milestone payments. However, we cannot be certain that we will enter into such agreements. In addition, the timing of our milestone payments cannot be predicted with certainty, and we may not receive payments if development targets are not achieved. Also, it is unlikely that milestone payments, even if received when expected, would fully cover our total research and development expenses for all of our projects. Royalties, if any, on commercial sales of products under development with strategic partners will not be received until at least such time as such products receive the required regulatory approvals and are launched on the market. We do not expect any of our products to receive regulatory approval before late 2007, and we cannot be sure of the timing of any such approval or successful commercialization following such approval. The timing for receipt of regulatory approval of products is subject to risks and uncertainties regarding development, regulatory matters, manufacturing and commercialization described in more detail in the section entitled “Risk Factors” including the possibility that the FDA or the EMEA may require that we conduct additional clinical trials and the risk that we may not receive necessary approvals from the FDA, the EMEA or similar drug regulatory agencies for the marketing and commercialization of L-MTP-PE when expected or at all.
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
     We will continue to incur significant expenses for research and development activities. In August 2006 our Board of Directors approved a restructuring and cash conservation plan and in December 2006 the Board authorized an organizational restructuring. This restructuring included focusing our research and development activities primarily on L-MTP-PE and our collaboration with sanofi-aventis for UVIDEM, putting on hold further development of BEXIDEM and other product candidates until collaborative partners can be found or additional funding becomes available, and reducing our workforce by 17 employees located in our facility in Paris, France.
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
     Our capital expenditures include purchase of property and equipment, including research and development laboratory equipment and product manufacturing facilities. Capital expenditures also include purchase of intangible assets, including payment of patent development costs, acquisition of third party licenses and patents, such as from Medarex and Jenner Biotherapies, and acquisition of other intangibles. Capital expenditures amounted to $0.2 million and $0.3 million for the six months ended June 30, 2007 and 2006.
     Our major outstanding contractual obligations relate to our long-term debt, operating lease obligations, obligations under a number of our collaboration, licensing and consulting agreements and certain cash settlement provisions in our warrant agreements. At June 30, 2007, we had $20,000 of outstanding capital lease obligations.
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

     We believe that our existing cash resources are sufficient to meet our cash requirements, based on our current development and operating plan, into 2009. Our future capital requirements, the timing and amount of expenditures and the adequacy of available capital will depend upon a number of factors. These factors include the scope and progress of our research and development programs, our ability to sign new collaboration agreements and maintain our current collaboration agreement with sanofi-aventis and whether sanofi-aventis elects to develop additional product candidates, our progress in developing and commercializing new products resulting from our development programs and collaborations including the achievement of milestones, the cost of launching, marketing and sales of products if we choose to commercialize products ourselves, our plans to expand or construct manufacturing or other facilities, technological developments, our preparation and filing of patent applications, our securing and maintaining patents and other intellectual property rights and our dealings with the regulatory process. See the section entitled “Trends” below.
Off-Balance Sheet Arrangements
     As of June 30, 2007, we were not a party to any transactions, agreements or contractual arrangements to which an entity that is not consolidated with us was a party, under which we had:
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
Trends
     The level of our research and development spending will depend on numerous factors including the number of products in development, the number of products partnered, the results and progress of preclinical and clinical testing, the regulatory approval process for our products, our financial condition and ability to raise additional capital as well as general market conditions.
     We expect our overall research and development expenses to decrease in 2007 compared to 2006 levels as a result of focusing our research and development activities primarily on L-MTP-PE and our collaboration with sanofi-aventis for UVIDEM, putting on hold further development of BEXIDEM and other product candidates until collaborative partners can be found or additional funding becomes available, and because of our workforce reduction, implemented in 2006, of 17 employees located in our facility in Paris, France. However, due to the maturation of the development stage for our currently supported products, we expect our expenses associated with them to increase because clinical trial expenses increase significantly when advancing in clinical development. As products successfully mature, we also expect to pay filing fees in connection with the regulatory submission process and incur expenses related to the maintenance and potential expansion of our product manufacturing facilities. Our strategy is to prioritize expenditures on our portfolio of products in development in order to maintain research and development expenses in line with available financial resources. We are taking appropriate steps to contain our expenses.
     If we succeed in gaining regulatory approval for L-MTP-PE and proceed with commercialization of L-MTP-PE ourselves, we expect our selling and marketing expenses to increase correspondingly with our activities to commercialize L-MTP-PE. In addition, we would expect to incur significant costs related to manufacturing L-MTP-PE, which would be recorded as cost of goods sold. Furthermore, depending on the outcome of the NDA filing with the FDA for L-MTP-PE, we may owe milestone payments as well as royalties in the event of its commercialization, under a licensing agreement with Ciba-Geigy, now Novartis, which was transferred to us as part of the Jenner Agreement entered into in 2003. However, our obligations to make milestone payments is contractually deferred until we realize profitability on L-MTP-PE.

     We expect our general and administrative expenses to be higher for the full year in 2007 compared to 2006 levels as a result of certain expenses we have recognized in the six months ended June 30, 2007. These expenditures relate to investment advisory services, severance benefits for the Company’s former CEO, and retention and milestone bonus accruals, which more than offset lower salary expense related to the reduction in our workforce.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At June 30, 2007, our investment portfolio included cash, money market accounts and fixed-income securities. We are exposed to limited market risk through our investment of cash in money market accounts and high-grade securities, generally with maturities of less than three months. The securities contained in our cash and cash equivalents are typically debt instruments purchased at inception and held until maturity. Due to their very short-term nature, such securities are subject to minimal interest rate risk. We currently do not hedge interest rate exposure, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income. We also do not hedge currency exchange rate exposure.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2007, the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the evaluation date.
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
     While we are in the process of implementing corrective actions as further discussed below, as of June 30, 2007, there continues to be deficiencies relating to monitoring and oversight of the work performed by our accounting personnel, and of the work performed by accounting consultants working on our behalf, to assure that transactions receive adequate review by accounting personnel with sufficient technical accounting expertise. We also noted a lack of sufficiently skilled personnel within our accounting and financial reporting functions to ensure that all transactions are accounted for in accordance with U.S. generally accepted accounting principles, and deficiencies in our controls over certain non-routine, complex transactions such as the Combination and the sale of our infectious disease assets in 2005. These deficiencies have resulted in errors in the preparation and review of financial statements and related disclosures, and resulted in adjustments to our audited, consolidated financial statements for the year ended December 31, 2005. The impact of these adjustments did not require the restatement of any of our financial statements. Based on findings of material weaknesses in our internal control over financial reporting as described above, we have taken steps to strengthen our internal control over our financial statement closing, consolidation and reporting process, and our processes for accounting for non-routine, complex transactions such as acquisitions. However, the conclusions of management as of June 30, 2007, that material weaknesses in our internal control over financial reporting process continue to exist indicates that we need to take additional steps to remediate these situations. We intend to address the remaining actions required to remediate our existing weaknesses as part of our ongoing efforts to improve our control environment. As discussed below, we have been and continue to be engaged in efforts to improve our internal control over financial reporting. Measures we have taken or are planning on taking to remediate our identified material weaknesses include:
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
*Our lead product candidate, L-MTP-PE, may never obtain regulatory approval.
     In October 2006, we submitted an NDA to the FDA for L-MTP-PE, requesting approval for its use in the treatment of newly diagnosed resectable high grade osteosarcoma patients following surgical resection in combination with multiple agent chemotherapy. The FDA has accepted the NDA file for substantive review in December 2006, on a standard review basis, contingent upon our commitment to provide pharmacokinetic data for the to-be-marketed L-MTP-PE product. Following the submission of the NDA, we submitted an MAA for MEPACT to the EMEA. The EMEA has determined the application is valid and the review procedure was started in late November 2006. If a single randomized trial is intended to support a marketing application, the trial should be well designed, well conducted, internally consistent and provide statistically persuasive efficacy findings, such that a second trial would be ethically or practically impossible to perform. The L-MTP-PE marketing applications include efficacy and safety data from one Phase III clinical trial conducted by the Pediatric Oncology Group (POG) and the Children’s Cancer Group (CCG), sponsored by the National Cancer Institute (NCI), completed prior to our purchase of L-MTP-PE from Jenner Biotherapies, Inc. in 2003. Regulatory authorities in the United States and the European Union may not consider preclinical and clinical development work conducted by Ciba-Geigy, or the study conducted by IDM Pharma demonstrating that products produced by Ciba-Geigy and IDM Pharma are comparable, safety data and analyses from several Phase I/II and Phase III clinical trials, efficacy data from the single Phase III clinical trial, and existing safety and efficacy data or the Phase III study design, conduct and analysis to be adequate or valid for their assessment of L-MTP-PE, which may cause significant delays in review, may result in the regulatory authorities requiring us to conduct additional pre-clinical or clinical trials, or may result in a determination by the regulatory authorities that the quality, safety and/or efficacy data do not support marketing approval.
     Other risks relating to the timing of regulatory approval of L-MTP-PE include our ability and time needed to respond to questions raised during review with regard to regulatory submissions for L-MTP-PE. The FDA’s Oncologic Drugs Advisory Committee (ODAC) met on May 9, 2007 and voted 12 to 2 that the results of the Company’s Phase III trial do not provide substantial evidence of effectiveness of L-MTP-PE (mifamurtide) in the treatment of patients with non-metastatic, resectable osteosarcoma receiving combination chemotherapy. The FDA will consider ODAC’s recommendation when reviewing the NDA for L-MTP-PE. The Company anticipates a decision from the FDA with respect to the NDA for L-MTP-PE in late August, 2007. On July 23, 2007, following a meeting with the FDA, the Company announced that it would collect, analyze and submit additional data for L-MTP-PE to the FDA, in an amendment to the NDA, by the first quarter of 2008. The Company will continue to work with the FDA to support the ongoing review of the NDA. We may not receive necessary approvals from the FDA, the EMEA or similar drug regulatory agencies for the marketing and commercialization of L-MTP-PE when expected or at all. We do not expect any regulatory approval of L-MTP-PE to occur before late 2007.
     Manufacturing of L-MTP-PE and L-MTP-PE components for IDM Pharma by third party suppliers is based in part on the specifications and processes established before the Phase III trial. We have produced L-MTP-PE materials that meet the same specifications as the product used in pivotal clinical trials. We submitted data showing comparability of the new (IDM Pharma) and the old (Ciba-Geigy) materials in the NDA and MAA so that the data generated during preclinical and clinical development can be used to support regulatory marketing approval. If the FDA or EMEA does not agree with our assessment of the comparability results, the approval in the intended geographies would be delayed.
     The development of L-MTP-PE suitable for commercial distribution, the review of our marketing approval applications by the FDA and the EMEA and stringent regulatory requirements to manufacture commercial products have required and will continue to require significant investments of time and money, as well as the focus and attention of key personnel. If we fail to receive or are delayed in receiving regulatory approval for L-MTP-PE, our financial condition and results of operations will be significantly and adversely affected.
*Even if we receive regulatory approval for L-MTP-PE, we may not be able to commercialize it immediately or market it successfully.
     We expect to depend, in the medium term, on the commercialization of L-MTP-PE for the majority of our revenues, assuming that L-MTP-PE receives regulatory approval. L-MTP-PE is the only product candidate for which we have submitted an NDA and marketing application. Any revenues generated will be limited by our ability to, in time, develop our own commercial organization or find a partner for the distribution of the product. In addition, the number of patients with osteosarcoma, the ability to obtain appropriate pricing and reimbursement for L-MTP-PE, and the rate of adoption of the product are risks associated with the commercialization of L-MTP-PE. We may also face competition from new treatment or new investigational approaches with existing therapies.
     We currently do not have operational sales and marketing infrastructure for L-MTP-PE and may not have secured this capability immediately following receipt of any regulatory approval for L-MTP-PE. In order to commercialize L-MTP-PE, we need to find a partner who has EU and US operational commercial abilities or otherwise arrange for the commercialization ourselves. If we are unable to commercialize L-MTP-PE promptly after receipt of any regulatory approval for L-MTP-PE, any delay would materially adversely affect our business and financial position due to reduced or delayed revenues from L-MTP-PE sales.

     L-MTP-PE has received orphan drug designation in the United States and in Europe, which would provide us with a seven-year period of exclusive marketing in the United States commencing on the date of FDA approval and a 10-year period of exclusive marketing in Europe commencing on the date of EMEA approval. This would apply only to osteosarcoma, the indication for which L-MTP-PE has been designated as an orphan product. However, we may lose this marketing exclusivity should a new treatment be developed which is proven to be more effective than L-MTP-PE. In addition, although our patents protect the liposomal formulation of L-MTP-PE until 2007 in the United States, with a possible extension until 2012 in the United States, the European patents for the liposomal formulation of L-MTP-PE expired in 2005 and certain other patents covering the active ingredient in L-MTP-PE expired at the end of 2003. As a result, if a competitor develops a new formulation for L-MTP-PE, we may face generic competition following the expiration of market exclusivity under the orphan drug designation, which we expect to occur in 2014 with respect to the United States and 2017 with respect to Europe. If we are not able to commercialize L-MTP-PE successfully, we may not bring to market our other product candidates for several years, if ever, and our prospects will be harmed as a result.
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
     We will continue to spend substantial amounts on research and development, including amounts spent for manufacturing clinical supplies, conducting clinical trials for our product candidates, and advancing development of certain sponsored and partnered programs and the commercialization of L-MTP-PE once it has received regulatory approval. While we have taken appropriate steps designed to contain such expenses, we cannot be certain that we will reduce our expenses sufficiently in light of our available funds, and we will nonetheless need to raise additional funding. We do not have committed external sources of funding and may not be able to obtain any additional funding, especially if volatile market conditions persist for biotechnology companies. We believe our existing cash resources, including approximately $12.9 million raised through a private placement of our common stock in February 2007 and approximately $25.0 million raised in a registered direct offering in June 2007, are sufficient to meet our cash requirements into 2009. Our future operational and capital requirements will depend on many factors, including:
•	whether we are able to secure additional financing on favorable terms, or at all;

•	The costs associated with, and the success of, obtaining marketing approval and, as applicable, pricing approval, for L-MTP-PE for the treatment of osteosarcoma in the United States, Europe and other jurisdictions and the timing of any such approval;

•	the success or failure of the product launch and commercialization of L-MTP-PE;

•	the costs associated with the launch and the commercialization of L-MTP-PE in the United States, Europe and other jurisdictions upon obtaining marketing approval;

•	the costs associated with our clinical trials for our product candidates, including our melanoma and lung cancer vaccine candidates;

•	progress with other preclinical testing and clinical trials in the future;

•	our ability to establish and maintain collaboration and license agreements and any government contracts and grants;

•	the actual revenue we receive under our collaboration and license agreements;

•	the actual costs we incur under our collaboration agreements;

•	the time and costs involved in obtaining regulatory approvals for our products;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and any other proprietary rights;

•	competing technological and market developments; and

•	the magnitude of our immunotherapeutic product discovery and development programs.
     We will likely seek additional funding, which may be accomplished through equity or debt financings, government research grants and/or collaboration and license agreements and we are considering various business alternatives, including merger and acquisition transactions. We have engaged an investment bank to advise us in exploring alternatives available to us with respect to a possible merger or acquisition transaction. We may not be able to obtain additional financing or accomplish any other business transaction we decide to pursue on terms that are favorable to us or at all. For example, the terms of the February 2007 $12.9 million private placement of our common stock include a right of first refusal in favor of the purchasers in that private placement for certain future equity offerings we may undertake for six months following the effective date of a resale registration statement we have filed in connection with that private placement, as well as various penalties equal to up to approximately $1.6 million on an annual basis that may become due if, among other things, the resale registration statement is not available for resale by the purchasers in the private placement and under certain other conditions set forth in the unit purchase agreement related to the private placement. The investors in our registered direct offering in June 2007 also have a right of first refusal to participate in certain future equity offerings for a period of 9-months, subject to the rights of the February 2007 private placement investors. In addition, we may not be able to enter into additional collaborations to reduce our funding requirements. If we acquire funds by issuing securities, dilution to existing stockholders will result. If we raise funds through additional collaborations and license agreements, we will likely have to relinquish some or all of the rights to our product candidates or technologies that we may have otherwise developed ourselves.
     Our failure to obtain additional funding may require us to delay, reduce the scope of or eliminate one or more of our current research and development projects, sell certain of our assets (including one or more of our drug programs or technologies), sell our company, or dissolve and liquidate all of our assets. For example, given constraints on our cash resources, in late 2006 we put on hold further development of BEXIDEM and COLLIDEM candidates as we reallocated existing capital to the development of our lead product candidate, L-MTP-PE.
     If we fail to adequately address our liquidity concerns, our independent auditors may include an explanatory paragraph in their opinion, to the effect that there is substantial doubt about our ability to continue as a going concern. Such an opinion could itself have a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, our failure to raise adequate capital would have a material adverse effect on our business, financial condition, results of operations and cash flows, and could cause us to discontinue operations or declare bankruptcy.

*The process of developing immunotherapeutic products requires significant research and development, preclinical testing and clinical trials, all of which are extremely expensive and time-consuming and may not result in a commercial product.
     Our product candidates other than L-MTP-PE are at early stages of development, and we may fail to develop and successfully commercialize safe and effective treatments based on these products or other technology. For each product candidate, we must demonstrate safety and efficacy in humans through extensive clinical testing, which is very expensive, can take many years and has an uncertain outcome. We may experience numerous unforeseen events during or as a result of the testing process that could delay or prevent testing or commercialization of our products, including:
•	the results of preclinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;

•	after reviewing test results, we may abandon projects that we might previously have believed to be promising;

•	after reviewing test results, our collaborators may abandon projects that we might believe are still promising and we would either have to bear the operating expenses and capital requirements of continued development of our therapeutic cancer vaccines or abandon the projects outright;

•	we, our collaborators or government regulators may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks;

•	clinical trials may be delayed as a result of difficulties in identifying and enrolling patients who meet trial eligibility criteria;

•	safety and efficacy results attained in early human clinical trials may not be indicative of results that are obtained in later clinical trials; and

•	our product candidates may not have the desired effects or may have undesirable side effects that preclude regulatory approval or limit their commercial use, if approved.
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
     The principal source of revenues and cash receipts for us currently is the July 2001 collaboration agreement between our subsidiary, IDM S.A., and sanofi-aventis. For the three and six months ended June 30, 2007 and 2006, on a consolidated basis, sanofi-aventis represented substantially all of our revenue. Through 2011, sanofi-aventis has the remaining option to jointly develop and commercialize up to ten (or up to two per year) of our Cell Drugs, a term we use to refer to therapeutic products derived from a patients own white blood cells. To date sanofi-aventis has exercised an option for one product candidate, UVIDEM. Under the collaboration agreement, sanofi-aventis has no obligation to participate in the development of additional Cell Drugs. If we are not successful in developing commercially viable product candidates, sanofi-aventis may not elect to exercise additional options. If we fail to meet further milestones in the clinical development of UVIDEM, sanofi-aventis will have no further milestone obligations with respect to UVIDEM. Additionally, sanofi-aventis may terminate its participation in any given development program at any time without penalty and without affecting its unexercised options for other product candidates. If sanofi-aventis does not exercise additional options, or if we are not successful in achieving additional development milestones for UVIDEM, we will not receive additional payments from sanofi-aventis and our prospects, revenues and operating cash flows will be significantly and negatively affected.

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
     In connection with the private placement completed by us on February 20, 2007, and the registered direct offering we completed on June 25, 2007, we issued warrants to purchase 782,568 and 2,594,844 shares of common stock (including those shares issued to the placement agent in the registered direct offering) respectively. Upon a Change in Control (as defined in the warrant agreements) in which we receive all cash consideration, the Company (or the successor entity) shall purchase any unexercised warrants from the holder thereof for cash in an amount equal to its value computed using the Black-Scholes pricing model with prescribed guidelines. Initially, the warrants are exercisable for five years from the respective dates of issuance and may be exercised in cash or on a cashless exercise basis.
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
     We have experienced significant operating losses since our inception. Our cumulative net loss was $190.1 million as of June 30, 2007. It is likely that we will continue to incur substantial net operating losses for the foreseeable future, which may adversely affect our ability to continue operations. We have not generated revenues from the commercialization of any product. All of our revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants, certain asset divestitures and interest income. Substantially all of our revenues for the foreseeable future are expected to result from similar sources. To achieve profitable operations, we, alone or with collaborators, must successfully identify, develop, register and market proprietary products. We do not expect to generate revenues from the commercialization of any product until 2008 at the earliest, assuming that one or more regulatory agencies approve L-MTP-PE’s commercialization, which may not occur when expected or at all. We may not be able to generate sufficient product revenue to become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or yearly basis.
*If we lose our key management personnel or are unable to attract and retain qualified personnel, it could delay or hurt our research and product development efforts.
     We are dependent on the principal members of our management staff, including Mr. Timothy P. Walbert, President and Chief Executive Officer and Mr. Robert J. De Vaere, Senior Vice President and Chief Financial Officer. We have previously entered into employment contracts with the aforementioned management staff, which we believe provide them incentives to remain as employees with us, although there can be no assurance they will do so. We do not maintain key person life insurance on the life of any employee. Our ability to develop immunotherapeutic products and vaccines and achieve our other business objectives also depends in part on the continued service of our key scientific and management personnel and our ability to identify hire and retain additional qualified personnel. We do not have employment agreements with our non-management scientific personnel. However, we have entered into retention bonus arrangements with certain of our employees, which we believe provide them incentives to remain as employees with us, although there can be no assurance they will do so. There is intense competition for qualified personnel in chemistry, biochemistry, molecular biology, immunology and other areas of our proposed activities, and we may not be able to continue to attract and retain such personnel necessary for the development of our business. Because of the intense competition for qualified personnel among technology-based businesses, particularly in the Southern California area, we may not be successful in adding technical personnel as needed to meet the staffing requirements of additional collaborative relationships. Our failure to attract and retain key personnel could delay or be significantly detrimental to our product development programs and could cause our stock price to decline.
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
     Our immunotherapeutic treatment approach is largely untested. To date, only a limited number of immunotherapeutic antibody-based and vaccine-based products designed to fight cancer have been approved for commercialization, and for only a few specific types of cancer. The basis for most immunotherapeutic treatment approaches being developed for the treatment of cancer is the discovery that cancer cells express more of certain proteins, known as antigens, on their surfaces, which may allow them to be distinguished from normal cells. Immunotherapy is designed either to manipulate the body’s immune cells to target antigens and destroy the cancer cells that overexpress them or to activate the body’s immune system generally. However, immunotherapy has failed in the past for a number of reasons, including:
•	the targeted antigens are not sufficiently different from those normal cells to cause an immune reaction;

•	the tumor cells do not express the targeted antigen or other target structures at all or in sufficient quantities to be recognized by immune system cells, such as T cells or macrophages;

•	the immune response stimulated by the immunotherapeutic agent is not strong enough to destroy all of the cancer cells; or

•	cancer cells may, through various mechanisms, escape an immune response.
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
     Currently we have contracts with third-party suppliers for the manufacture of the active ingredient (MTP-PE), excipients and final product for L-MTP-PE. We also have an agreement with another supplier for performing the key tests necessary for the release of MTP-PE and L-MTP-PE. We have not identified other vendors that might provide these products and services should the ability of our current contractors to manufacture and test MTP-PE and/or L-MTP-PE be impaired. Delays or impairment of our ability to continue manufacturing or testing could be caused by physical damage or impairment of our suppliers’ facilities, deterioration of suppliers’ practices, and departure of key staff, failure to renew manufacturing agreements with them or other unforeseen circumstances. Such impairment could significantly impact our ability to commercialize L-MTP-PE should we receive regulatory approval to do so. Even if we were able to identify potential alternative suppliers, it would take a significant amount of time and resources to initiate and validate all of the required processes and activities to bring the new supplier on-line, resulting in interruptions in the availability of L-MTP-PE.
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
     We have one sole source supplier for a component of our IDM-2101 non-small cell lung cancer vaccine. This material is not supplied under a long-term contract but we have not had difficulties obtaining the material in a timely manner in the past. The supplier also provides the same material to other customers and we do not believe we are at risk of losing this supplier. We have several other suppliers that are currently our sole sources for the materials they supply, though we believe alternate suppliers could be developed in a reasonable period of time.

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
     We are currently dependent on third parties for the production and testing of our lead product candidate, L-MTP-PE and L-MTP-PE components. We may not be able to enter into future subcontracting agreements for the commercial supply of L-MTP-PE or certain of our other products, or to do so on terms that are acceptable to us. If we are unable to enter into acceptable subcontracting agreements, we will not be able to successfully commercialize L-MTP-PE or any of our other products. In addition, reliance on third-party manufacturers poses additional risks which we would not face if we produced our products ourselves, including:
•	non-compliance by these third parties with regulatory and quality control standards;

•	breach by these third parties of their agreements with us; and

•	termination or non-renewal of these agreements for reasons beyond our control.
     If products manufactured by third-party suppliers fail to comply with regulatory standards, sanctions could be imposed on us. These sanctions could include fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of our products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. If we change manufacturers for L-MTP-PE, we will be required to undergo revalidation of the manufacturing process and procedures in accordance with GMP. This revalidation could be costly and time-consuming and require the attention of our key personnel. We will also need to demonstrate through preclinical studies that L-MTP-PE as produced by the new manufacturers is comparable to the materials used in the Phase III clinical trial. New clinical studies may also be required if comparability cannot be fully demonstrated by preclinical studies.
     We prepare our Cell Drugs, including UVIDEM and BEXIDEM, in our own facilities for purposes of our research and development programs, preclinical testing and clinical trials. We currently have one clinical scale facility for Cell Drug manufacturing in Paris, France and a second one in Irvine, California that produce investigational drugs for a limited number of patients in our clinical trials. We expect to construct commercial scale manufacturing plants in Europe and the United States in the future, but we may not be able to successfully carry out such construction. As a result, we may not be able to manufacture our Cell Drugs on acceptable economic terms or on a sufficient scale for our needs.
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
     We expect to fund certain of our research and development related to our cancer programs pursuant to grants and contracts from the U.S. government. As a result of these grants and contracts, the U.S. government has certain rights in the inventions, including a non-inclusive, non-transferable, irrevocable license to practice the invention throughout the world. Our failure to disclose, file, prosecute patent applications or elect to retain title to such inventions may result in conveyance of title to the United States. In addition, the U.S. government may require us to grant to a third party an exclusive license to any inventions resulting from the grant if the U.S. government determines that we have not taken adequate steps to commercialize inventions, or for public health or safety needs .

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
*We may experience difficulties managing our growth, which could adversely affect our results of operations.
     It is expected that we will grow in certain areas of our operations as we develop and, assuming receipt of the necessary regulatory approvals, market our products. In particular, we will need to expand our sales and marketing capabilities to support our plans to market L-MTP-PE. We will therefore need to recruit personnel, particularly sales and marketing personnel, and expand our capabilities, which may strain our managerial, operational, financial and other resources. To compete effectively and manage our growth, we must:
•	train, manage, motivate and retain a growing employee base, particularly given our operations in both California and France;

•	accurately forecast demand for, and revenues from, our product candidates, particularly L-MTP-PE; and

•	expand existing operational, financial and management information systems to support our development and planned commercialization activities and the multiple locations of our offices.
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
     The market prices for securities of biotechnology companies, including our common stock, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are not necessarily related to the operating performance of such companies. From August 16, 2005, when we began trading on the NASDAQ Global Market under our new trading symbol “IDMI” through June 30, 2007, the closing stock price of our common stock ranged from $2.25 to $9.27 and has been and will continue to be influenced by general market and industry conditions. In addition, the following factors may have a significant effect on the market price of our common stock:
•	The development and regulatory status of our product candidates, particularly L-MTP-PE;

•	whether we are able to secure additional financing on favorable terms, or at all;

•	announcements of technological innovations or new commercial immunotherapeutic products by us or others;

•	governmental regulation that affects the biotechnology and pharmaceutical industries in general or us in particular;

•	developments in patent or other proprietary rights by us;

•	receipt of funding by us under collaboration and license agreements and government grants;

•	developments in, or termination of, our relationships with our collaborators and licensees;

•	public concern as to the clinical results and/or the safety of drugs developed by us or others; and

•	announcements related to the sale of our common stock or other securities.
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
     Our executive officers and directors, in the aggregate, beneficially own approximately 1.7% of the shares of our common stock as of June 30, 2007. Moreover, Medarex and sanofi-aventis own approximately 10.5% and approximately 7.9%, respectively, of the total shares of our common stock outstanding as of June 30, 2007. As a result, Medarex, sanofi-aventis, and our other principal stockholders, executive officers and directors, should they decide to act together, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors, distribution of dividends, changes to our bylaws and other important decisions, such as future equity issuances. To our knowledge, Medarex and sanofi-aventis have not, nor have any of our other principal stockholders, entered into any voting agreements or formed a group as defined under the Exchange Act.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
          At our annual meeting of stockholders held on June 14, 2007, the following matters were submitted to a vote of security holders:
•	The election of seven directors to hold office until the 2008 Annual Meeting of Stockholders. Elected to serve as directors were, Dr. Robert Beck, Dr. Jean Deleage, Dr. Sylvie Grégoire, Mr. Michael G. Grey, Dr. John P. McKearn, Dr. Edward E. Penhoet and Dr. Jean-Loup Romet-Lemonne.
The results of the stockholders’ vote for the election of directors are set forth below:

Nominees	For	Withheld
Robert Beck, M.D.	14,257,005	54,864
Jean Deleage, Ph.D.	14,194,767	117,102
Sylvie Grégoire, Pharm. D	13,915,476	396,393
Michael G. Grey	14,198,007	113,862
John P. McKearn, Ph.D.	13,915,334	396,535
Edward E. Penhoet, Ph.D.	14,257,198	54,671
Jean-Loup Romet-Lemonne, M.D.	14,255,940	55,929
•	For approval of an amendment to the Company’s 2000 Stock Plan to increase the aggregate number of shares of Common Stock authorized for issuance under the Plan by 600,000 shares from 2,228,571 to 2,828,571 shares.
The 2000 Stock Plan, as amended, was approved with the following votes:

For:	9,791,292
Against:	238,457
Abstained:	2,307,355
Non-Votes:	1,974,765
•	To ratify the selection by the Board of Directors of Ernst & Young LLP, Independent Registered Public Accounting Firm, as the independent registered public accounting firm of the Company for its fiscal year ending December 31, 2007.
The selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 was ratified with the following votes:

For:	14,302,248
Against:	6,943
Abstained:	2,678
Non-Votes:	—

ITEM 6. EXHIBITS

Exhibit
Number	Document Description
3.1	Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 2, 1991.(1)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on April 2, 1993.(2)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 5, 1995.(3)

3.4	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 5, 1995.

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 2, 1998.(4)

3.6	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 2, 1998.(4)

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 12, 1998.(5)

3.8	Certificate of Designations of the Series S and Series S-1 Preferred Stock filed with the Secretary of State of Delaware on June 29, 1999.(6)

3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 1, 1999.(7)

3.10	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on September 23, 1999.(8)

3.11	Certificate of Decrease of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on September 23, 1999.(8)

3.12	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 17, 2004.(9)

3.13	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on August 15, 2006.(10)

3.14	Certificate of Ownership and Merger, filed with the Secretary of State of Delaware on August 15, 2006.(10)

3.15	Amended and Restated Bylaws of the Company. (11)

4.1	Reference is made to Exhibits 3.1 through 3.15.

4.2	Specimen certificate of the Common Stock.(12)

10.61	Form Securities Purchase Agreement. (14)

10.62	Form of Warrant. (14)

Exhibit
Number	Document Description
10.63	Employment Agreement with Timothy P. Walbert, dated May 25, 2007. (*)

10.64	Amendment to Employment Agreement with Jean Loup Romet-Lemmone, dated July 16, 2007. (*)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted).

32.1	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted).

*	Executive Compensation Plans and Arrangements

(1)	Incorporated by reference to the Company’s Form S-1 Registration Statement and Amendments thereto filed with Securities and Exchange Commission (the “SEC”) (File No. 33-43356).

(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 22, 1993.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the SEC on March 31, 1995.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, filed with the SEC on August 14, 1998.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the SEC on November 16, 1998.

(6)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on July 16, 1999.

(7)	Incorporated by reference to the Company’s Definitive Proxy Statement, filed with the SEC on Form DEF 14A on July 28, 1999.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed with the SEC on November 15, 1999.

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on July 2, 2004.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2006.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 27, 2007.

(12)	Incorporated by reference to the Company’s Definitive Proxy Statement on Form DEFM14A, filed with the SEC on June 30, 2006.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 29, 2007.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2007.

IDM PHARMA, INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDM PHARMA, INC.
Dated: August 10, 2007	By:	/s/ Timothy P. Walbert
Timothy P. Walbert
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 10, 2007	By:	/s/ Robert J. De Vaere
Robert J. De Vaere
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)