Form 10-Q
period 2007-09-30
IDM PHARMA, INC.
filed 2007-11-09
CIK 822206

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007,
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
Common Stock $.01 par value: 25,148,380 shares outstanding as of November 7, 2007.

IDM PHARMA, INC.
QUARTERLY REPORT
FORM 10-Q

COVER PAGE

*	No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
IDM PHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$33,183,000	$10,181,000
Related party accounts receivable	3,450,000	3,353,000
Accounts receivable	120,000	39,000
Research and development tax credit, current portion	812,000	201,000
Prepaid expenses and other current assets	805,000	1,380,000

Total current assets	38,370,000	15,154,000

Property and equipment, net	1,205,000	1,711,000
Patents, trademarks and other licenses, net	3,188,000	3,323,000
Goodwill	2,812,000	2,812,000
Research and development tax credit, less current portion	704,000	1,300,000
Other long-term assets	88,000	82,000

Total assets	$46,367,000	$24,382,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$5,425,000	$4,935,000
Common stock warrants	1,506,000	—
Accrued payroll and related expenses	2,556,000	1,251,000
Related party deferred revenues, current portion	1,193,000	769,000
Other current liabilities	3,074,000	3,681,000

Total current liabilities	13,754,000	10,636,000

Long-term debt, less current portion	532,000	505,000
Related party deferred revenues, less current portion	2,173,000	2,593,000
Other non-current liabilities	519,000	452,000

Total liabilities	16,978,000	14,186,000

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized and no shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value, 55,000,000 shares authorized at September 30, 2007 and December 31, 2006 and 25,148,380 and 13,401,071 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	251,000	134,000
Additional paid-in capital	204,694,000	171,892,000
Accumulated other comprehensive income	18,339,000	16,701,000
Accumulated deficit	(193,895,000)	(178,531,000)

Total stockholders’ equity	29,389,000	10,196,000

	$46,367,000	$24,382,000

See accompanying notes.

IDM PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Research grants and contract revenue	$—	$—	$55,000	$68,000
Related party revenue	3,113,000	3,012,000	8,994,000	8,228,000
License fees, milestones and other revenues	10,000	16,000	30,000	32,000

Total revenues	3,123,000	3,028,000	9,079,000	8,328,000

Costs and expenses:
Research and development	6,377,000	5,271,000	17,032,000	17,032,000
Impairment of assets	52,000	144,000	95,000	497,000
Selling and marketing	246,000	234,000	448,000	397,000
General and administrative	2,477,000	1,563,000	9,216,000	6,817,000

Total costs and expenses	9,152,000	7,212,000	26,791,000	24,743,000

Loss from operations	(6,029,000)	(4,184,000)	(17,712,000)	(16,415,000)
Interest income	422,000	118,000	758,000	427,000
Interest expense	2,719,000	—	2,825,000	—
Other income (expenses), net	(23,000)	49,000	(23,000)	—
Foreign exchange gain (loss)	(837,000)	165,000	(1,299,000)	(1,698,000)

Loss before income tax benefit	(3,748,000)	(3,852,000)	(15,451,000)	(17,686,000)
Income tax benefit (expense)	(5,000)	—	87,000	179,000

Net loss	$(3,753,000)	$(3,852,000)	$(15,364,000)	$(17,507,000)

Weighted average number of shares outstanding	25,146,206	13,398,474	19,703,272	13,354,184
Basic and diluted loss per share	$(0.15)	$(0.29)	$(0.78)	$(1.31)

Comprehensive loss:
Net loss	$(3,753,000)	$(3,852,000)	$(15,364,000)	$(17,507,000)
Other comprehensive gain (loss)	1,094,000	(224,000)	1,638,000	2,388,000

	$(2,659,000)	$(4,076,000)	$(13,726,000)	$(15,119,000)

See accompanying notes.

IDM PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2007	2006
Operating activities
Net loss	$(15,364,000)	$(17,507,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,366,000	580,000
Change in fair value of common stock warrants	(2,825,000)	—
Depreciation and amortization	845,000	998,000
Impairment of patents and licenses	95,000	491,000
Impairment of property and equipment	315,000	—
Foreign exchange loss	1,500,000	1,680,000
Change in operating assets and liabilities:
Related party accounts receivable (sanofi-aventis)	155,000	(644,000)
Accounts receivable	(79,000)	820,000
Prepaid expenses and other current assets	633,000	793,000
Research and development tax credit receivable	95,000	336,000
Other long-term assets	—	25,000
Accounts payable and accrued liabilities	18,000	121,000
Accrued payroll and related expenses	1,192,000	(1,592,000)
Related party deferred revenues (sanofi-aventis)	(243,000)	(389,000)
Other liabilities	(1,630,000)	144,000

Net cash used in operating activities	(13,927,000)	(14,144,000)

Investing activities
Purchase of property and equipment	(197,000)	(188,000)
Patents, trademarks and other licenses	(140,000)	(183,000)

Net cash used in investing activities	(337,000)	(371,000)

Financing activities
Net proceeds from issuance of common stock	36,007,000	49,000

Net cash provided by financing activities	36,007,000	49,000

Effect of exchange rate on cash and cash equivalents	1,259,000	738,000

Increase (decrease) in cash and cash equivalents	23,002,000	(13,728,000)
Cash and cash equivalents at beginning of year	10,181,000	26,702,000

Cash and cash equivalents at end of period	$33,183,000	$12,974,000

See accompanying notes.

IDM PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
September 30, 2007
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
     The Company is developing its lead product candidate, mifamurtide, or L-MTP-PE, and known as MEPACT(tm) in Europe, for the treatment of children and adolescents with non-metastatic osteosarcoma, or bone cancer. The Company has received orphan drug designation for L-MTP-PE in the United States and the European Union for the treatment of osteosarcoma. A Phase 3 clinical trial for the treatment of osteosarcoma was completed before the product candidate was acquired by the Company in 2003. In October 2006, the Company submitted a New Drug Application, or NDA, in electronic Common Technical Document (eCTD) format to the U.S. Food and Drug Administration, or the FDA, for L-MTP-PE, requesting approval for its use in the treatment of patients with newly diagnosed resectable high-grade osteosarcoma following surgical resection in combination with multiple agent chemotherapy. The FDA accepted the NDA for substantive review, on a standard review basis, contingent upon the Company’s commitment to provide pharmacokinetic data for the to-be-marketed L-MTP-PE product.
     Following the submission of the NDA, in November 2006 the Company submitted a Marketing Authorization Application, or MAA, for MEPACT(tm) to the European Medicines Agency, or EMEA. The EMEA has determined the application is valid and the review procedure was started in late November 2006.
     The FDA’s Oncologic Drugs Advisory Committee, or ODAC, met on May 9, 2007 and voted 12 to 2 that the results of the Company’s Phase 3 trial do not provide substantial evidence of effectiveness of L-MTP-PE in the treatment of patients with non-metastatic, resectable osteosarcoma receiving combination chemotherapy. On July 23, 2007, following a meeting with the FDA, the Company announced that it would collect, analyze and submit additional data for L-MTP-PE to the FDA, in an amendment to the NDA, by the first quarter of 2008. On August 27, 2007 the FDA, considering ODAC’s recommendation, issued a not approvable letter to the Company after completing the review of the NDA for L-MTP-PE. In this letter, the FDA requested data from additional clinical trials to demonstrate the benefit of L-MTP-PE, as well as information or clarification with respect to other sections of the NDA. The Company will continue to work with the FDA and expects to file an amendment to the NDA by the first quarter of 2008.
     In Europe, the Company expects that the Committee for Human Medicinal Products, or CHMP, of the EMEA will provide an opinion on the approvability of the MAA for L-MTP-PE by the end of 2007. The Company is continuing to work with the EMEA, providing additional data and responding to questions raised by reviewers.
     The Company recently reported on updated Phase 3 data for L-MTP-PE at the Connective Tissue Oncology Society, or CTOS, meeting in November 2007, and data from its L-MTP-PE compassionate use program at the November 2007 meeting of the International Society of Pediatric Oncology, or SIOP.
     The timing of marketing approval of L-MTP-PE is subject to risks and uncertainties beyond the Company’s control. These risks and uncertainties regarding product approval and commercialization include the timing of the drug regulatory agencies’ review of the regulatory filing, including the amendment to the NDA and the ongoing MAA review by the EMEA, the Company’s ability to respond to questions and concerns raised by the drug regulatory agencies in a manner satisfactory to the drug regulatory agencies, the time needed to respond to any issues raised by the drug regulatory agencies during the review of regulatory submissions for L-MTP-PE, and the possibility that the drug regulatory agencies may not consider preclinical and clinical development work and existing safety and efficacy data, the Phase 3 study design, conduct and analysis, or the drug comparability analysis between the drug used in the Phase 3 study and the drug manufactured by the Company as adequate or valid for their assessment of L-MTP-PE. These factors may cause delays in review, may result in the regulatory authorities requiring the Company to conduct additional clinical trials or drug comparability studies, or may result in a determination by the regulatory authorities that the data do not support marketing approval. As a result, the Company may not receive necessary approvals from the FDA, the EMEA or similar drug regulatory agencies for the marketing and commercialization of L-MTP-PE when expected or at all, and, even if L-MTP-PE is approved by regulatory authorities, there is a further risk that one of our manufacturers encounters delays or will not be able to manufacture L-MTP-PE.
     The Company is jointly developing UVIDEM®, a cell-based therapeutic vaccine product candidate based on dendritic cells, with sanofi-aventis S.A, or sanofi-aventis. UVIDEM is based on dendritic cells, a type of specialized immune cells derived from a patient’s own white blood cells, exposed to tumor cell antigens in our production facility and then reinjected into the patient in order to stimulate the immune system to recognize and kill tumor cells that display these antigens on their surface. The Company completed patient enrollment in two Phase 2 clinical trials of UVIDEM for the treatment of melanoma and recently announced that it would start a new Phase 2 clinical trial of UVIDEM in the fourth quarter of 2007. The Company recently reported on interim Phase 2 results of UVIDEM at the ASCO meeting in June 2007 and the iSBTc meeting in November 2007. Sanofi-aventis has worldwide marketing rights to UVIDEM in melanoma.
     The Company is also developing IDM-2101 for non-small cell lung cancer, or NSCLC.  IDM-2101 is composed of multiple tumor-specific cytotoxic T-lymphocyte (CTL), epitopes that were selected from tumor-associated antigens. Some of the epitopes have been modified to create analogs in order to enhance the potency of the T cell response induced by the vaccine. The Company recently reported on early Phase 2 results of IDM-2101 at the ASCO meeting in June 2007 and the iSBTc meeting in November 2007 and is currently planning for future clinical studies of IDM-2101.
     IDM Pharma has two other product candidates in clinical development: BEXIDEM® for bladder cancer and COLLIDEM® for colorectal cancer. The development of BEXIDEM and COLLIDEM is on hold until collaborative partners can be found or further funding becomes available.
     Unless specifically noted otherwise, as used throughout these condensed consolidated financial statements, “IDM S.A.” or “Immuno-Designed Molecules, S.A.” refers to Immuno-Designed Molecules S.A.; and “IDM,” “IDM Pharma,” the “Company,” “we,” “our” or “its” refers to the operations and financial results of IDM Pharma, Inc. and its subsidiaries, including IDM S.A., on a consolidated basis. References to “Epimmune” are to Epimmune Inc., which was the name of the Company prior to a business combination with IDM S.A. completed in August 2005, referred to as the “Combination.”
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
     In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows as of and for the three and nine month periods ended September 30, 2007, and 2006 have been made. The interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
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

3. Recent Operating Results and Liquidity
     The Company has incurred significant net losses and has generated limited revenues since inception. As of September 30, 2007, the Company’s accumulated deficit was $193.9 million and the Company’s revenues for the three and nine months ended September 30, 2007 were $3.1 million and $9.1 million, respectively. The Company will continue to incur significant research and development and general administrative expenses related to the maturing pipeline of the Company’s product development programs.
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
     Successful completion of the Company’s transition to commercialization and to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure and, if necessary, obtaining additional financing and/or reducing expenditures. As discussed in Note 9, the Company completed a restructuring and cash conservation plan in December 2006. In addition, the Company completed a $12.9 million equity financing in February 2007 and a $25.0 million equity financing in June 2007 (see Note 5). These proceeds and savings from continued cost management initiatives are expected to provide sufficient working capital for the Company’s currently planned operations into 2009.
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
     The Company funds its operating units through inter-company loans. Among the loans outstanding is a U.S. dollar denominated loan from IDM S.A., a unit which has the euro as its functional currency, to IDM, Inc., a U.S. subsidiary. The Company expects to settle all inter-company loans in the future. As such, the foreign exchange gains and losses associated with this loan are recognized as a foreign exchange (loss)/gain in the statement of operations. Net foreign exchange loss was $0.8 million and $1.3 million for the three and nine months ended September 30, 2007, respectively. This foreign exchange loss was primarily due to the change in the value of the inter-company loans related to the decrease in the value of the dollar with respect to the euro.
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
Research and development expenses and related tax credit
     Research and development expenses consist primarily of costs associated with the clinical development of IDM Pharma’s products, compensation and other expenses for research and development personnel, supplies and development materials, costs for consultants and related contract research, and facility costs. These costs are expensed as incurred. Research and development expenses include amortization and depreciation of patents and licenses.
     A substantial portion of on-going research and development activities are performed under agreements with external service providers, including contract research organizations, which conduct many of the Company’s clinical research and development activities. The Company accrues for costs incurred under these contracts based on factors such as estimates of work completed, milestones achieved, patient enrollment and experience with similar contracts. As actual costs become known, the accruals are adjusted. To date, the recorded accruals have been within management’s estimates, and no material adjustments to research and development expenses have been recognized. Subsequent changes in estimates could materially affect the Company’s financial position, results of operations and cash flows.
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
     Intangible assets also include purchased licenses. Costs associated with licenses acquired in order to be able to use products or technologies from third parties prior to receipt of regulatory approval to market the related products are capitalized if the licenses can be used in multiple research and development programs. The Company’s licensed technologies have alternative future uses in that they are enabling (or platform) technologies that can be the basis for multiple products that would each target a specific indication. In addition, the Company derives revenues under collaborative, out-licensing and/or distribution agreements from products under development that incorporate these technologies. Costs of acquisition of licenses are capitalized and amortized on a straight-line basis over the useful life of the license, which IDM Pharma considers to begin on the date of acquisition of the license and continue through the end of the estimated term during which the technology is expected to generate substantial revenues. In the case of the licenses or assets acquired from Jenner Biotherapies, Inc. relating to L-MTP-PE, IDM Pharma estimated their useful lives to be ten years from the date of acquisition.

Impairment of long lived assets
     In accordance with SFAS No. 144, IDM Pharma periodically evaluates the value reflected on its balance sheet of long-lived assets, such as patents and licenses, when events and circumstances indicate that the carrying amount of an asset may not be recovered. Such events and circumstances include recommendations by advisory panels to the FDA regarding evidence of effectiveness of the Company’s drug candidates, communication with the regulatory agencies regarding safety and efficacy of the Company’s products under review, the use of the asset in current research and development projects, any potential alternative uses of the asset in other research and development projects in the short to medium term, clinical trial results and research and development portfolio management options. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. At September 30, 2007 and December 31, 2006, the license from Novartis for L-MTP-PE represented approximately $2.5 million and $2.6 million, respectively, of the total balance in Patents, Trademarks and Other Licenses (see Note 6). The Company believes the future cash flows to be received from the long-lived assets will exceed the assets carrying value indicating no impairment at September 30, 2007.
     For those product candidates put on hold until collaborative partners can be found or other funding becomes available, if the Company has not found a collaborative partner or obtained funding to restart development of the product candidate within one year after development is put on hold, any remaining carrying value will be written off. At September 30, 2007 and December 31, 2006, the unamortized carrying value of intangible assets related to product candidates put on hold was approximately $0.1 million. With respect to the license for L-MTP-PE, based on current actions being taken by the Company to gather, analyze and submit supplemental data to FDA in the form of an amendment to the NDA, and the status of ongoing discussions with and review by the FDA and EMEA, the Company does not believe that the assets related to L-MTP-PE have been impaired.
Segment Information
          The Company operates in one segment, immunotherapy research and development focused on oncology. All of the Company’s assets are located in the U.S. and in France.
Goodwill
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, IDM Pharma annually tests goodwill and other indefinite-lived intangible assets for impairment or more frequently if certain indicators are present. This analysis requires the Company first to compare the fair value of a reporting unit with its carrying amount, including goodwill. IDM Pharma has determined that it is operating as one reporting unit for purposes of this analysis. If the fair value of the reporting unit on the measurement date is less than the carrying amount, a second step is performed to determine the amount of the impairment loss. This involves comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill. The Company’s annual impairment test was last conducted in the quarter and year ended December 31, 2006 and the Company’s analysis determined that the fair value of the reporting unit exceeded the carrying amount and thus no goodwill impairment was recognized. The Company will conduct its next annual impairment test in the quarter and year ended December 31, 2007.
Net Loss Per Share
     Earnings per share, referred to as EPS, is computed in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic EPS is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding owned but unvested shares. Diluted EPS reflects the potential dilution of securities, such as common stock equivalents that may be issuable upon exercise of outstanding common stock options or warrants as well as all shares of preferred stock, which may be converted into common stock. Diluted EPS is computed by dividing net loss by the weighted average number of common and common stock equivalent shares. Prior to the application of the treasury stock method, common stock equivalents of 6,021,842 and 1,756,736 for the periods ended September 30, 2007 and 2006, respectively, have been excluded from EPS, as the effect is antidilutive.

	September 30, 2007	September 30, 2006
Options outstanding	2,069,421	1,061,633
Restricted stock awards	202,141	42,141
Warrants outstanding	3,377,412	211,882
Reserved pursuant to option liquidity agreements	372,868	389,031
Reserved pursuant to put/call agreements	—	52,049

Total	6,021,842	1,756,736

Share-Based Compensation Plans
     Description of Share-Based Compensation Plans
     2000 Stock Plan — In August 2005, the Company assumed the Epimmune 2000 Stock Plan, referred to as the 2000 Stock Plan. Options under the plan may be granted to employees, directors, consultants or advisors of the Company. The 2000 Stock Plan provides for the grant of both incentive stock options and nonstatutory stock options. The exercise price of an incentive stock option and a nonstatutory option is not less than the fair market value of the common stock on the date of the grant. No options granted under the 2000 Stock Plan have a term in excess of ten years from the date of grant. Options issued under the 2000 Stock Plan may vest over varying periods of up to four years. In addition to options, the Company may also grant stock awards, restricted stock awards, or other similar equity awards from the 2000 Stock Plan. In August 2005, in connection with the Combination, a prior IDM S.A. stock option plan, known as the 2000 IDM Stock Option Plan was closed and options that were granted under that plan to employees of the Company’s U.S. subsidiary, IDM, Inc. were cancelled. Substitute options to acquire 342,336 shares of common stock were granted from the Company’s 2000 Stock Plan to these employees. There were a total of 2,828,571 shares of common stock authorized by the Company’s stockholders under the 2000 Stock Plan at September 30, 2007.
     French Stock-Options — The Company also has certain outstanding stock options granted through the prior 2000 IDM S.A. Stock Option Plan, that are held by French employees to purchase IDM S.A. shares which have not yet been converted into IDM Pharma stock options in the Combination. The Company has put/call agreements with these option holders. Upon exercise, the holders will initially receive IDM S.A. shares, which will be immediately converted to common shares in IDM Pharma at the conversion ratio used in the Combination. There are no redemption or cash settlement provisions in these put/call agreements. The Company currently reserves 372,868 shares of common stock for issuance in connection with the exercise of outstanding options held by employees of its French subsidiary, IDM S.A.
     As of September 30, 2007, options to purchase 2,442,289 shares of common stock were outstanding under all stock option plans, 202,141 shares of common stock related to restricted stock awards were outstanding under the 2000 Stock Plan, and 392,463 shares were available for future grant under the 2000 Stock Plan. Certain of the Company’s stock options are denominated in currencies other than the U.S. dollar. It is the Company’s policy to convert the exercise prices at the current exchange rate when presenting option exercise information.
     Employee Stock Purchase Plan — In August 2005, in connection with the Combination, the Company assumed the Epimmune Employee Stock Purchase Plan, referred to as the Purchase Plan, originally adopted in March 2001, and increased the shares of common stock reserved under the Purchase Plan by 26,428 shares to 69,285 shares. Under the Purchase Plan, employees, at their option, can purchase up to 714 shares of IDM Pharma common stock per offering through payroll deductions at the lower of 85% of the fair market value on the plan offering date or 85% of the fair market value of the common stock at the purchase date. The Company reinitiated offerings under the Purchase Plan on July 1, 2007.
     In August 2005, in connection with the Combination, the Company established an Employee Stock Purchase Plan for employees located in France, referred to as the French Purchase Plan, and reserved 30,714 shares of common stock for future issuance. Under the French Purchase Plan, employees, at their option, can purchase up to 714 shares of IDM Pharma common stock per offering through payroll deductions at the lower of 85% of the fair market value on the plan offering date or 85% of the fair market value of the common stock at the purchase date. Due to local regulations governing employee stock purchase plans in France, the Company has not yet implemented the French Purchase Plan as of September 30, 2007, and consequently no shares have been issued out of the reserve pool.

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
     The following table summarizes the share-based compensation expense for stock options and restricted stock awards granted under the Company’s equity plans to employees, directors and consultants that the Company recorded in accordance with SFAS 123(R) for nine months ended September 30, 2007 and 2006.

	September 30, 2007	September 30, 2006
Research and development	$220,000	$101,000
General and administrative	1,137,000	490,000
Sales and marketing	9,000	2,000

Total stock-based compensation expense	$1,366,000	$593,000

     A summary of stock option activity under all share-based compensation plans during the nine months ended September 30, 2007 is as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	(years)	Value
Options outstanding, December 31, 2006	2,272,655	$9.84
Granted	810,700	$4.96
Exercised	(4,130)	$3.32
Cancelled, forfeited or expired	(636,936)	$5.33

Options outstanding, September 30, 2007	2,442,289	$10.77	7.43	$—

Options exercisable, September 30, 2007	1,179,752	$15.85	5.86	$—

     The aggregate intrinsic value is calculated by multiplying the number of underlying awards for which the exercise price is below the quoted price, or fair market value, of the Company’s common stock, by the difference between the exercise price and the quoted price. As of September 30, 2007, there was $4.3 million (gross of estimated forfeitures) of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees and directors under all equity compensation plans. The weighted average term over which the compensation cost will be recognized is 3.14 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
     Performance-Based Stock Options and Awards
     In August 2006, the Company entered into a consulting agreement with a member of the Board of Directors, which included cash compensation of $10,000 per month and 600,000 nonstatutory stock options that would vest and become exercisable upon the achievement by the Company of defined milestone events by specified dates through June 30, 2007. The options granted under the agreement were accounted for under EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Compensation cost was recorded upon achievement of each milestone event. During the fourth quarter of 2006, three of the milestones were met resulting in compensation expense of $0.6 million, which was included in general and administrative expense for the fourth quarter of 2006. The milestones with specified achievement dates occurring in the first six months of 2007 were not achieved and the agreement was terminated on June 30, 2007.

     The Company also has outstanding restricted stock awards issued in 2005 to employees that vest over a four-year service period subject to acceleration if certain performance conditions are met. Compensation costs are initially recognized over the explicit service period. When the milestones become probable, the remaining unrecognized expense attributed to the milestone is recorded over the adjusted service period through the expected milestone achievement date. At September 30, 2007, the Company had 5,874 non-vested restricted stock awards outstanding that had a weighted average fair value of $5.25 as of the grant dates. The aggregate intrinsic value of non-vested restricted stock awards was $9,000 at September 30, 2007. The Company recorded $0.1 million in share-based compensation expense for restricted stock awards in the three months ended September 30, 2007 and 2006, respectively, and $0.2 million for the nine months ended September 30, 2007 and 2006.
5. Sale of Common Stock and Warrants
     On February 20, 2007, the Company completed a private placement of 4,566,995 shares of its common stock and detachable warrants to purchase 782,568 common shares for a total of $12.9 million (excluding any proceeds that might be received upon exercise of the warrants). Direct transaction costs were $0.2 million, resulting in net proceeds of $12.7 million. The Company also paid $0.5 million in fees to a transaction advisory firm under a pre-existing agreement, which was recorded as general and administrative expense in the quarter ended March 31, 2007. The purchase price of each share of common stock sold in the financing was $2.82, the closing bid price of the Company’s common stock immediately preceding the closing of the transactions, and the purchase price for the warrants was $0.022 for each share of common stock underlying the warrants. The warrants have an initial exercise price of $3.243 per share. If the Company issues additional common shares in certain non-exempt transactions for a price less than $3.243 per share, the exercise price will be adjusted downward based on a broad-based weighted average formula provided in the warrant agreement, but in no event will the exercise price be less than $2.82 per share. Initially, the warrants are exercisable at any time until February 2012 and may be exercised in cash or on a cashless exercise basis.
     In connection with the financing, the Company agreed to file a registration statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, registering for resale the shares of common stock sold in the financing, including the shares of common stock underlying the warrants, within 30 days of the closing and have the registration statement declared effective within 90 days of the closing, referred to as the Resale Registration Statement. Pursuant to the terms of the unit purchase agreement, the Company is subject to various penalties up to approximately $1.6 million on an annual basis, in the event that the Resale Registration Statement has not been filed with the Securities and Exchange Commission, or SEC, within 30 days after the closing date or is not declared effective within 90 days after the closing date or is not available for resales by the purchasers or other specified events have occurred as set forth in the unit purchase agreement. Pursuant to the terms of the unit purchase agreement, the Company filed the Resale Registration Statement with the SEC on March 21, 2007. The Resale Registration Statement was declared effective May 4, 2007.
     On June 20, 2007, the Company sold an aggregate of 7,142,855 shares of the Company’s common stock and detachable warrants to purchase 2,357,139 common shares to certain new and existing investors at the negotiated price of $3.50 per unit for $25.0 million in gross proceeds. The warrants are exercisable immediately following issuance over the next five years at $4.06 per share. The Company also paid $1.4 million (approximately 5.6% of the gross proceeds) and issued warrants to purchase 237,705 common shares to the placement agent as a transaction fee. These warrants are valued at $0.6 million and are subject to the same terms as those issued to the investors. Total transaction costs (exclusive of the warrants) were $1.6 million, resulting in net cash proceeds of $23.4 million. The shares, warrants and shares issuable upon exercise of the warrants are registered under the Securities Act, on the Company’s previously filed and effective Registration Statement on Form S-3 (Registration No. 333-143058), as amended.
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
     In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock, the warrants have been classified as a liability until the earlier of the date the warrants are exercised in full or expire. The Company has allocated $0.8 million of the February 2007 offering proceeds and $3.5 million of the June 2007 offering proceeds to the warrants based on their respective fair value on the issuance date measured using the Black-Scholes-Merton model, adjusted for the probability of a Change of Control event occurring during the life of the warrants. EITF 00-19 also requires that the warrants be revalued as derivative instruments periodically. At each balance sheet date the Company adjusts the instruments to their current fair value using the Black-Scholes-Merton model formula, with the change in value recorded as an increase or reduction of non-cash interest expense. Fluctuations in the market price of the Company’s common stock between measurement periods will have an impact on the revaluations, the results of which are highly unpredictable and may have a significant impact on the results of operations.
     During the three and nine months ended September 30, 2007, the fair value of the warrants have decreased in the aggregate by $2.7 million and $2.8 million, respectively, which was recorded as a reduction of interest expense in the respective periods. The reduction was primarily due to decrease in the Company’s stock price from $2.85 at June 30, 2007 to $1.53 at September 30, 2007, partially offset by a reduction in the estimated probability of a change in control during the term of the warrants. As of September 30, 2007, the fair value of the warrants recorded on the Company’s balance sheet was $1.5 million. Of this amount, the warrants’ intrinsic value was $0.1 million and the time-value was $1.4 million.
6. Research and Development and Other Agreements
Novartis -Jenner
     In March 2003, the Company entered into an asset purchase agreement with Jenner Biotherapies, Inc., or Jenner. Pursuant to the terms of the agreement, the Company purchased certain of Jenner’s assets, which included the Company’s lead product candidate, L-MTP-PE, and an exclusive worldwide license from Ciba-Geigy Ltd., now known as Novartis, covering patent rights to compounds that the Company uses in the production of L-MTP-PE. These assets were acquired by issuing IDM S.A. shares with a fair value of $3.1 million. The asset purchase was consummated in April 2003. The purchase consideration was allocated to the L-MTP-PE license, which was determined to have alternative future use and is included in Patents, Trademarks and Other Licenses. Under the license agreement, the Company is required to make certain milestone payments with respect to L-MTP-PE totaling $2.75 million, none of which has been recorded in the Company’s financial statements as of September 30, 2007 because the payment is triggered by the achievement of gross profit related to L-MTP-PE. As of December 31, 2006, the Company believes that it has achieved two milestones totaling $750,000 that could be payable in the event L-MTP-PE is successfully commercialized. Pursuant to the license agreement, the total milestones payable in any year with respect to all such milestones shall not exceed twenty-five percent of the gross profit of L-MTP-PE in any year, with the balance being carried forward to later years without incurring interest. The Company also agreed to pay royalties with respect to net sales of L-MTP-PE, which royalties will be reduced by an established percentage upon the expiration of certain patent protection in accordance with the terms of the license. A portion of the milestone payments will be credited against these royalty obligations. Unless earlier terminated, the license agreement shall continue on a country-by-country and product-by-product basis until there are no remaining royalty payments in each country covered by the patents obtained under the agreement. In most countries the remaining patents will expire in 2007 and, under the terms of the agreement, the royalties payable will be reduced. In addition to certain standard termination clauses, the Company may terminate the agreement with respect to any patent upon 60 days’ written notice.
     The Novartis license is being amortized over ten years, which was management’s estimate of the expected life of products developed from the use of the license at the time the assets were acquired.
     IDM Pharma’s direct research and development expenses related to L-MTP-PE amounted to approximately $2.8 million and $1.3 million for the three months ended September 30, 2007 and 2006, respectively, and $5.9 million and $3.2 million for the first nine months of 2007 and 2006, respectively.

Agreement with sanofi-aventis (Related Party)
     Sanofi-aventis is a shareholder and collaborative partner of the Company and is, therefore, considered a related party. As of September 30, 2007, sanofi-aventis has invested approximately $33.0 million in the Company and owns approximately 7.9% of the Company’s outstanding common stock. In July 2001, the Company entered into an agreement with sanofi-aventis to cooperate in cellular immunotherapy research for the development and marketing of immunologic treatment for cancers. Under this agreement, sanofi-aventis has the right to select up to 20 Cell Drug development programs (individually an “option”) from the Company’s line of research and development activities. The Company will undertake preclinical development, and if sanofi-aventis exercises its option, sanofi-aventis will finance the clinical development and have exclusive worldwide marketing rights for the selected drugs, if the clinical trials are successful. For each exercised option, sanofi-aventis will pay an initial non-refundable up-front payment, followed by milestone payments following the completion of Phase 1 and Phase 2 clinical trials, and a fee upon sanofi-aventis exercising an exclusive license option. In addition, sanofi-aventis will also reimburse all corresponding research and development expenses for each program that is selected. If sanofi-aventis exercises the commercialization option, a non-refundable fee will be due to IDM Pharma upon exercise, followed by milestone payments, based on potential market size for the treatment. During the commercialization phase, IDM Pharma will manufacture the Cell Drug.
     Sanofi-aventis exercised its first option on IDM Pharma’s ongoing melanoma development program, UVIDEM, in December 2001. Consequently, the Company received $5.3 million corresponding to: (i) an up-front payment of $1.8 million, (ii) a completion of Phase 1 milestone payment of $1.8 million because the program was already in Phase 2 and (iii) reimbursement of development costs incurred from 1999 through December 2001, which approximated $1.7 million. Repayment received for past development expenses incurred by IDM Pharma prior to the exercise of an option by sanofi-aventis are considered as a complementary up-front fee. Thus, the Company is recognizing these three payments over the remaining program development period, which is estimated to be nine years.
     Revenue recognized for the three and nine months ended September 30, 2007 and 2006 under the sanofi-aventis agreement, by source, is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Amortization of upfront fee	$60,000	$56,000	$177,000	$164,000
Amortization of phase 1 milestone payment	71,000	66,000	210,000	195,000
Amortization of initial R&D expenses from 1999 to 2001	58,000	53,000	169,000	156,000
Reimbursement of current R&D expenses	2,924,000	2,837,000	8,438,000	7,713,000

Total revenues	$3,113,000	$3,012,000	$8,994,000	$8,228,000

     Direct research and development expenses related to UVIDEM were approximately $2.1 million and $1.5 million in the three months ended September 30, 2007 and 2006, respectively, and $6.0 million and $5.0 million for the nine months ended September 30, 2007 and 2006, respectively.
     Sanofi-aventis can terminate its involvement in any program at any time without penalty. If this occurs, the Company’s obligations with respect to that program will be waived and the Company will be able to proceed with the development program and commercialize the product on its own. None of the proceeds are refundable to sanofi-aventis in the event of termination. At all times, the Company retains the intellectual property rights attached to the immunological treatments developed in programs subject to this agreement and will grant sanofi-aventis an option for an exclusive worldwide license for the commercialization for each treatment. At September 30, 2007, sanofi-aventis had remaining options to participate in the clinical development of up to ten (or up to two per year) other Cell Drugs through 2011.
Medarex (Related Party)
     As of September 30, 2007, Medarex, Inc. owns approximately 10.5% of the Company’s outstanding common stock and is, therefore, considered a related party. In 2000, IDM Pharma entered into several interrelated agreements with Medarex under which it was granted licenses to manufacture and commercialize antibodies developed by Medarex. One such antibody was included in Osidem, a product that IDM Pharma was developing until 2004. The Company is not currently developing products that include Medarex’s technologies.

Cambridge Labs
     In May 2005, the Company entered into a license and distribution agreement with Cambridge Laboratories Ltd for the distribution of L-MTP-PE in the United Kingdom and the Republic of Ireland.
     Pursuant to this agreement, the Company received an up-front payment, half of which is reimbursable if L-MTP-PE does not receive marketing approval in the United Kingdom and the Republic of Ireland, and will receive a milestone payment upon achieving such marketing approval. In addition, the Company will receive royalties based on net sales of L-MTP-PE in the United Kingdom and the Republic of Ireland, and a performance royalty upon reaching a cumulative net sales threshold.
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
     Up-front and milestone revenues recognized were negligible for the three and nine months ended September 30, 2007.
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
Commitment with Biotecnol
     In 2001, the Company entered into a Prototype Production Contract with Biotecnol SA to enable IDM Pharma to obtain a preliminary process for the production of IL-13. The Company has been pursuing development in collaboration with Biotecnol since 2003, based on a letter of intent executed by the Company and Biotecnol. In 2003, the Company and Biotecnol entered into the Development and Manufacturing Agreement, which aims to expand upon the Prototype Production Contract. During the nine months ended September 30, 2007 and 2006, the Company recorded expenses under this agreement of $0.6 million and $0.3 million, respectively, and $0.2 million for the three months ended September 30, 2007. The expense was negligible for the three months ended September 30, 2006.
Commitment with Accovion
     In December 2004, the Company entered into an agreement with Accovion GmbH in relation to its Phase 2/3 clinical trial of BEXIDEM. This agreement, which was initially due to expire in March 2007, covered patient recruitment and monitoring of clinical centers in several European countries. The Company agreed to pay an estimated total of $1.8 million over the life of the trial and reimburse specific pass-through costs. On December 22, 2005, the Company executed an amendment to the agreement to expand the scope of activities undertaken by Accovion, and agreed to increase the estimated total amount to be paid over the life of the trial to $2.0 million.

     In September 2006, in conjunction with the restructuring and cash conservation plan, the Company reached an agreement with Accovion to terminate the existing agreement upon the appropriate completion of agreed upon BEXIDEM-related activities, including pharmacovigilance, and recognized approximately $0.1 million in contract termination fees. IDM Pharma recorded $8,000 and $0.2 million of expenses related to Accovion in the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, IDM Pharma recorded approximately $0.1 million and $1.0 million of expenses, respectively.
PEA Shares
     Certain stockholders of IDM S.A. held their shares in a plan d’epargne en action, or PEA, which is a tax efficient vehicle under French law whereby a holder of securities may receive preferential tax treatment, provided the securities are held in a separate account for a certain period of time. In connection with the Combination, all holders of shares held in a PEA entered into a Put/Call Agreement with the Company. Pursuant to the terms of the Put/Call Agreement, holders of PEA shares had the right to require the Company to purchase, and the Company had the right to require such holders to sell, the PEA shares for a period of 30 days after the closing of its first offering of equity securities completed after the Combination date with net aggregate proceeds of at least 10 times the U.S. dollar amount payable to the holders of all PEA shares, excluding any issuance of equity securities in a strategic partnering, licensing, merger or acquisition transaction. Subsequent to the closing of the $12.9 million financing on February 20, 2007, the Company notified the holders of the PEA shares that it was exercising its right under the Put/Call Agreement to require such holders to sell their respective PEA shares to the Company. The aggregate purchase price for the 44,291 PEA shares remaining as of the date the Company provided such notice was approximately $122,000, which was paid in April 2007.
8. Government Research Funding
     In January 2007, the Company received $0.4 million on a grant through a new French Government sponsored program to conduct research and clinical studies related to macrophages with antibodies and cancer vaccine antigen formulations. Of the $0.4 million received, $55,000 was recognized as revenue as of September 30, 2007 and the remaining balance is deferred revenue. The Company can expect to receive an additional $0.9 million over 3 years under this grant, unless it is terminated earlier. In connection with its performance under the 3-year term of this grant, the Company anticipates its costs in excess of the amounts it will be reimbursed will be approximately $1.6 million, of which approximately $0.9 million relates to credit for work previously performed by IDM Pharma and approximately $0.7 million relates to cash expense for work yet to be performed. The grant can be cancelled with 30-days notice by IDM Pharma without penalty. Upon cancellation, the Company would have to refund any advance payments received for work it has not yet performed.
9. Restructuring and Severance Related Charges
     In August 2006, the Company’s Board of Directors approved a restructuring and cash conservation plan and in December 2006 the Board authorized an organizational restructuring, which was completed by December 31, 2006. The Company accounted for the restructuring activity in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). This restructuring included focusing the Company’s research and development activities primarily on L-MTP-PE and its collaboration with sanofi-aventis for UVIDEM, putting on hold further development of BEXIDEM and other product candidates until collaborative partners can be found or additional funding becomes available, and reducing the workforce by 17 employees at the Company’s facility in Paris, France. In October 2006, the Company sent notices to several European Health Authorities that it would stop Phase 2 of the clinical trial for BEXIDEM following completion of treatment of all patients, and would put on hold moving forward with a Phase 3 trial until a collaborative partner or further funding for the project is found.
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

     Total restructuring costs recorded in 2006 were $1.0 million, which included a $0.1 million contract termination charge in the third quarter of 2006 and total charges of $0.9 million in the fourth quarter of 2006 for severance payments and other related charges. Of the $1.0 million total restructuring costs in 2006, $0.8 million was included in Research and Development expense, and $0.2 million in General and Administrative expense. In the first quarter of 2007, the Company also recorded a $0.3 million charge to write off fixed assets in conjunction with terminating the lease for its Paris research facility. This amount was recorded as research and development expenses. Accrued and unpaid costs at each balance sheet date are included in Other Current Liabilities. $0.2 million, $0.6 million and $0.2 million of these charges were paid in the fourth quarter of 2006, first quarter of 2007 and second quarter of 2007, respectively.
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
10. FIN 48 Uncertain Tax Positions
     The Company has adopted the provision of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (FIN 48) as of January 1, 2007. FIN 48 creates a single model to address accounting for uncertainty in tax positions. It clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of the adoption date and at September 30, 2007, the Company had no unrecognized tax benefits and does not expect a material change in the next 12 months. Because of the Company’s historical losses, FIN 48 did not have an effect on the accounting and disclosure for income taxes. Interest and penalties (if any) related to uncertain tax positions will be recorded in income tax expense.
     The Company has significant U.S. federal and California state net operating loss, or NOL, carryforwards and NOLs in France from IDM S.A. The U.S. federal NOLs will expire in 2007 through 2026. The California NOLs will expire in 2007 through 2016. The French NOLs do not expire. The Company also has federal and California research and development, or R&D, credit carryforwards. The federal R&D credits will expire in 2007 through 2025 and the California credits have no expiration date. In addition, the Company has a French income tax credit receivable of $1.5 million at September 30, 2007 and December 31, 2006, which is recoverable in cash if not used to offset taxes payable in the fourth year following its generation. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset its net deferred tax assets other than the French income tax credit recoverable in cash.
     Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and taxes due, respectively. The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future. Until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as unrecognized tax benefit under FIN 48. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.
     The tax years 1993-2006 remain open to examination by the US federal taxing jurisdictions due to the carryforward of unutilized NOLs and R&D credits. The tax years 1997-2006 remain open to examination by the French and California taxing jurisdictions.

New Accounting Standards Not Yet Adopted
     The FASB issued SFAS No. 157, Fair Value Measurements, in September 2006. The new standard provides guidance on the use of fair value-measurements. It also prescribes expanded disclosures about fair value measurements contained in the financial statements. The Company is in the process of evaluating the new standard which is not expected to have any effect on the Company’s consolidated financial position or results of operations although financial statement disclosures will be revised to conform to the new guidance. The pronouncement, including the new disclosures, will be effective for the Company as of the first quarter of 2008.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and our 2006 audited financial statements and notes thereto included in our Form 10-K filed with the Securities and Exchange Commission on April 2, 2007.
Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of results that may occur in future periods.
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
     Our lead product candidate, L-MTP-PE, also called MEPACT in Europe, is part of a family of immunotherapeutic agents that activate the body’s natural defenses. L-MTP-PE activates macrophages in vivo (inside the body), in order to enhance their ability to destroy cancer cells. We are developing L-MTP-PE for the treatment of osteosarcoma, the most common type of bone cancer. This rare, aggressive bone tumor principally affects adolescents and young adults. L-MTP-PE has received orphan drug designation in the United States and the European Union for this indication, permitting it to benefit from a set of laws encouraging the development of treatments for rare diseases. In October 2006, we submitted a New Drug Application, or an NDA, in electronic Common Technical Document (eCTD) format to the U.S. Food and Drug Administration, referred to as the FDA, for L-MTP-PE, requesting approval for its use in the treatment of newly diagnosed resectable high-grade osteosarcoma patients in combination with multiple agent chemotherapy.
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
     The L-MTP-PE marketing applications include efficacy and safety data from 678 patients with non-metastatic resectable osteosarcoma, 332 of whom received L-MTP-PE, and from 115 patients with metastatic or unresectable osteosarcoma, 39 of whom received L-MTP-PE in the controlled Phase 3 clinical trial conducted by the Pediatric Oncology Group (POG) and the Children’s Cancer Group (CCG), now combined to form the Children’s Oncology Group (COG), sponsored by the National Cancer Institute (NCI). The biological effects and safety of L-MTP-PE are further supported by data from 9 Phase 1 and 2 clinical studies performed by Ciba-Geigy in which an additional 248 patients received at least one dose of L-MTP-PE.

     The FDA’s Oncologic Drugs Advisory Committee, or ODAC, met on May 9, 2007 and voted 12 to 2 that the results of our Phase 3 trial do not provide substantial evidence of effectiveness of L-MTP-PE in the treatment of patients with non-metastatic, resectable osteosarcoma receiving combination chemotherapy. On July 23, 2007, following a meeting with the FDA, we announced that we would collect, analyze and submit additional data for L-MTP-PE to the FDA, in an amendment to the NDA, by the first quarter of 2008. On August 27, 2007 the FDA, considering ODAC’s recommendation, issued a not approvable letter to us after completing the review of the NDA for L-MTP-PE. In this letter, the FDA requested data from additional clinical trials to demonstrate the benefit of L-MTP-PE, as well as information or clarification with respect to other sections of the NDA. We will continue to work with the FDA and expect to file an amendment to the NDA by the first quarter of 2008.
     In Europe, we expect that the Committee for Human Medicinal Products, or CHMP, of the EMEA will provide an opinion on the approvability of the MAA for L-MTP-PE by the end of 2007. We are continuing to work with the EMEA, providing additional data and responding to questions raised by reviewers.
     We recently reported on updated Phase 3 data for L-MTP-PE at the Connective Tissue Oncology Society, or CTOS, meeting in November 2007, and data from our L-MTP-PE compassionate use program at the November 2007 meeting of the International Society of Pediatric Oncology, or SIOP.
     The timing of marketing approval of L-MTP-PE is subject to risks and uncertainties beyond our control. These risks and uncertainties regarding product approval and commercialization include the timing of the drug regulatory agencies’ review of the regulatory filing, including the amendment to the NDA and the ongoing MAA review by the EMEA, our ability to respond to questions and concerns raised by the drug regulatory agencies in a manner satisfactory to the drug regulatory agencies, the time needed to respond to any issues raised by the drug regulatory agencies during the review of regulatory submissions for L-MTP-PE, and the possibility that the drug regulatory agencies may not consider preclinical and clinical development work and existing safety and efficacy data, the Phase 3 study design, conduct and analysis, or the drug comparability analysis between the drug used in the Phase 3 study and the drug manufactured by us, as adequate or valid for their assessment of L-MTP-PE. These factors may cause delays in review, may result in the regulatory authorities requiring us to conduct additional clinical trials or drug comparability studies, or may result in a determination by the regulatory authorities that the data do not support marketing approval. As a result, we may not receive necessary approvals from the FDA, the EMEA or similar drug regulatory agencies for the marketing and commercialization of L-MTP-PE when expected or at all, and, even if L-MTP-PE is approved by regulatory authorities, there is a further risk that one of our manufacturers may encounter delays or will not be able to manufacture L-MTP-PE.
     We are jointly developing UVIDEM, a cell-based therapeutic vaccine product candidate based on dendritic cells, with sanofi-aventis S.A, or sanofi-aventis. UVIDEM is based on dendritic cells, a type of specialized immune cells derived from a patient’s own white blood cells, exposed to tumor cell antigens in our production facility and then reinjected into the patient in order to stimulate the immune system to recognize and kill tumor cells that display these antigens on their surface. We completed patient enrollment in two Phase 2 clinical trials of UVIDEM for the treatment of melanoma and recently announced that we would start a new Phase 2 clinical trial of UVIDEM in the fourth quarter of 2007. We recently reported on interim Phase 2 results of UVIDEM at the ASCO meeting in June 2007 and the iSBTc meeting in November 2007. Sanofi-aventis has worldwide marketing rights to UVIDEM in melanoma.
     We are also developing IDM-2101 for non-small cell lung cancer, or NSCLC.  IDM-2101 is composed of multiple tumor-specific cytotoxic T-lymphocyte (CTL), epitopes that were selected from tumor-associated antigens. Some of the epitopes have been modified to create analogs in order to enhance the potency of the T cell response induced by the vaccine. We recently reported on early Phase 2 results of IDM-2101 at the ASCO meeting in June, 2007 and the iSBTc meeting in November 2007 and are currently planning for future clinical studies of IDM-2101.
     We are focusing our research and development activities primarily on L-MTP-PE, our collaboration with sanofi-aventis for UVIDEM and clinical planning for IDM-2101. In order to contain our expenses, we have put on hold further development of BEXIDEM and other product candidates until collaborative partners can be found or other funding becomes available. BEXIDEM is a product candidate in Phase 2 clinical development for treatment of bladder cancer that is intended to destroy remaining cancer cells after conventional therapies.

     We have incurred significant net losses and have generated limited revenues since inception. As of September 30, 2007, our accumulated deficit was $193.9 million and our revenues for the three and nine months ended September 30, 2007 were $3.1 million and $9.1 million, respectively. To conserve cash, we completed a restructuring plan in December 2006, which included deferring development of all products other than L-MTP-PE, UVIDEM and IDM-2101 until additional financing can be obtained and implementing a reduction in force of 17 employees at our Paris facility. In February 2007 and June 2007 we completed financing transactions of $12.9 million and $25.0 million, respectively. However, we will continue to incur significant research and development and general administrative expenses related to the maturation of our product development programs. Savings from the restructuring plan, proceeds from the equity financings and continued revenues under the sanofi-aventis collaboration agreement are expected to provide sufficient cash to support our operations into 2009.
     Our research and development expenses mainly include costs associated with preclinical development and clinical trials of our product candidates, salaries and other expenses for personnel, laboratory supplies and materials, consulting and contract research costs, facility costs, amortization of intangible assets such as patents and licenses, and depreciation of laboratory and office equipment. From inception through September 30, 2007, we have incurred costs of approximately $168.5 million associated with research and development in all program areas, including patent and license impairment charges, while we have only recorded approximately $45.4 million in research and development revenues, of which $44.2 million has been recorded since 2001. Following our acquisition of L-MTP-PE and certain other assets from Jenner in early 2003, our research and development expenses related to L-MTP-PE have amounted to approximately $15.4 million consisting mainly of manufacturing costs, external consultant fees, and personnel-related costs. We charge all research and development expenses to operations as they are incurred. Since 2001, our cumulative research and development expenses, including impairment of patents and licenses, have represented approximately 71% of total cumulative operating expenses. We will continue to incur significant research and development and general administrative expenses related to the maturation of our product development programs.
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
Results of Operations for the Three Months Ended September 30, 2007 and 2006
     Revenues. We had total revenues of $3.1 million for the three months ended September 30, 2007, compared to total revenues of $3.0 million for the three months ended September 30, 2006.
     For each of the three months ended September 30, 2007 and 2006, substantially all of our revenues were generated from our research and development activities and derived from reimbursement of current and past research and development expenses and recognition of deferred revenue related to up-front fees and milestone payments received from sanofi-aventis under the terms of our collaboration agreement. For the three months ended September 30, 2007, we recognized $3.1 million in revenues under our sanofi-aventis collaboration compared to $3.0 million for the three months ended September 30, 2006. We also received $10,000 and $16,000 from other contract revenues in the three months ended September 30, 2007 and 2006, respectively.
     On December 21, 2001, sanofi-aventis exercised its first option to initiate product development on the on-going melanoma development program for UVIDEM. Between January and June 2002, sanofi-aventis paid us a total of $5.3 million related to UVIDEM as a combination of up-front fees, milestone payments and reimbursement of expenses we had incurred in prior years while developing UVIDEM. The revenue corresponding to these payments is being recognized on a straight-line basis over the estimated nine-year development period for UVIDEM. Accordingly, we recognized $0.2 million in each of the three month periods ended September 30, 2007 and 2006. Additional milestone payments by sanofi-aventis under our collaboration agreement are contingent upon the success of several on-going Phase 2 clinical trials. There can be no assurance that the on-going Phase 2 clinical trials will be successful and, if they are not successful, we will not receive the related milestone payments.
     Research and Development Expense and Impairment of Patents and Licenses. Total research and development expenses and impairment of patents and licenses were $6.4 million and $5.4 million for the three months ended September 30, 2007 and September 30, 2006, respectively.
     We regularly undertake detailed reviews of our patents and licenses to determine the development stage and the viability of associated products. When certain product development projects remain at an early stage or are abandoned, we write down in full the remaining value of licenses, patents or trademarks associated with those projects, if they are found to have no alternative future use. During the three months ended September 30, 2007 and 2006, we recorded an impairment charge of $0.1 million for each period.
     Research and development expenses increased to $6.4 million for the three months ended September 30, 2007 from $5.3 million for the three months ended September 30, 2006. The increase was primarily due to higher spending of $2.1 million related to clinical development of UVIDEM and regulatory filings and manufacturing of L-MTP-PE, partially offset by a $0.4 million reduction in spending associated with development activities related to products currently on hold, as well as a $0.8 million reduction associated with lower headcount and termination of a lease agreement for certain of the Company’s Paris facilities.
     Direct research and development expenses related to our product candidates to destroy residual cancer cells (L-MTP-PE and BEXIDEM) were approximately $2.9 million and $1.6 million for the three months ended September 30, 2007 and 2006, respectively and $28.3 million for the period from January 1, 2001, the earliest date for which relevant cumulative cost information is available, through September 30, 2007. Direct research and development expenses related to our product candidates to prevent tumor recurrence (UVIDEM, IDM-2101 and COLLIDEM) were approximately $2.5 million and $2.0 million for the three months ended September 30, 2007 and 2006, respectively and $35.8 million for the period from January 1, 2001, the earliest date for which relevant cumulative cost information is available, through September 30, 2007.
     Selling and Marketing Expenses. Selling and marketing expenses were $0.2 million for the three months ended September 30, 2007, and 2006. These expenses consisted primarily of costs related to our participation in trade conferences and to the employment costs of our business development employees.

     General and Administrative Expenses. General and administrative expenses were $2.5 million and $1.6 million for the three months ended September 30, 2007 and 2006, respectively. The higher expenses in 2007 included $0.3 million of retention and performance bonus accruals, $0.2 million of stock compensation expense and $0.2 million of consulting and salary expense.
     Interest Income or Expense, Net. Interest income, net, was $3.1 million for the three months ended September 30, 2007, as compared to $0.1 million for the three months ended September 30, 2006. During the quarter ended September 30, 2007, the Company recognized $0.4 million of interest income associated with its investments and a $2.7 million reduction in non-cash interest expense for the net decrease in the fair value of warrants issued in February and June 2007.
     Foreign Exchange Gain or Loss. We have an inter-company loan between our subsidiary in France and its subsidiary in the United States. This loan is denominated in U.S. dollars and is revalued each quarter based on changes in the value of the dollar versus the euro and all related changes are recognized in earnings. For the three months ended September 30, 2007, we recorded a foreign exchange loss of $0.8 million compared to a gain of $0.2 million for the three months ended September 30, 2006. The loss in 2007 was due to the increase in the exchange rate between the dollar and the euro during the quarter ended September 30, 2007, partially offset by a lower inter-company loan balance, compared to a small decrease in the exchange rate between the dollar and euro during the quarter ended September 30, 2006.
     Income Tax Benefit or Liability. We recorded a tax liability for research and development expenses in the amount of $5,000 for the three months ended September 30, 2007 and no tax benefit for the three months ended September 30, 2006.
     As of September 30, 2007, we had research and development tax credits of $1.5 million that represent an account receivable corresponding to our accumulated income tax benefit from the French government, of which $0.8 million is recoverable during the next twelve months.
     Net Loss. Our net loss decreased to $3.8 million for the three months ended September 30, 2007, compared to $3.9 million for the three months ended September 30, 2006, as a result of the factors described above.
Results of Operations for the Nine Months Ended September 30, 2007 and 2006
     Revenues.  We had total revenues of $9.1 million for the nine months ended September 30, 2007, compared to total revenues of $8.3 million for the nine months ended September 30, 2006.
     For the nine months ended September 30, 2007, substantially all of our revenues were generated from our research and development activities in France and derived from reimbursement of current and past research and development expenses and up-front fees and milestone payments received from sanofi-aventis under the terms of our collaboration agreement, which amounted to $9.0 million compared to $8.2 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in revenue was due to the increase in development costs reimbursed to us by sanofi-aventis for UVIDEM clinical trials in the 2007 period. We also received $0.1 million from NIH research grants, license fees and other contract revenues in each of the nine months ended September 30, 2007 and 2006.
     On December 21, 2001, sanofi-aventis exercised its first option to initiate product development on the on-going melanoma development program for UVIDEM. Between January and June 2002, sanofi-aventis paid us a total of $5.3 million in relation to UVIDEM as a combination of up-front fees, milestone payments and reimbursement of expenses we had incurred in prior years while developing UVIDEM. The revenue corresponding to these payments is being recognized on a straight-line basis over the estimated nine-year development period for UVIDEM. Accordingly, we recognized $0.6 million and $0.5 million in the nine months ended September 30, 2007 and 2006, respectively. Additional milestone payments by sanofi-aventis under our collaboration agreement are contingent upon the success of several on-going Phase 2 clinical trials. There can be no assurance that the on-going Phase 2 clinical trials will be successful and, if they are not successful, we will not receive the related milestone payments.

     Research and Development Expenses and Impairment of Licenses. Total research and development expenses and impairment of patents and licenses were $17.1 million and $17.5 million for the nine months ended September 30, 2007 and September 30, 2006, respectively.
     We regularly undertake detailed reviews of our patents and licenses to determine the development stage and the viability of associated products. When certain product development projects remain at an early stage or are abandoned, we write down in full the remaining value of licenses, patents or trademarks associated with those projects, if they are found to have no alternative future use. During the nine months ended September 30, 2007, we recorded an impairment charge of $0.1 million compared to a $0.5 million charge for the nine months ended September 30, 2006.
     Research and development expenses for the nine months ended September 30, 2007 and 2006 remained unchanged at $17.0 million. The spending related to clinical development of UVIDEM and regulatory filings and manufacturing of L-MTP-PE increased $3.7 million in the 2007 period and was offset by a $2.5 million reduction in spending associated with development activities related to products currently on hold, as well as a $1.2 million reduction associated with lower headcount and termination of a lease agreement for certain of the Company’s Paris facilities.
     Direct research and development expenses related to our product candidates to destroy residual cancer cells (L-MTP-PE and BEXIDEM) were approximately $6.2 million and $5.1 million for the nine months ended September 30, 2007 and 2006, respectively and $28.3 million for the period from January 1, 2001, the earliest date for which relevant cumulative cost information is available, through September 30, 2007. Direct research and development expenses related to our product candidates to prevent tumor recurrence (UVIDEM, IDM-2101 and COLLIDEM) were approximately $6.9 million and $6.7 million for the nine months ended September 30, 2007 and 2006, respectively and $35.8 million for the period from January 1, 2001, the earliest date for which relevant cumulative cost information is available, through September 30, 2007.
     Selling and Marketing Expenses.  Selling and marketing expenses were $0.4 million for the nine months ended September 30, 2007 and 2006. These expenses consisted primarily of costs related to our participation in trade conferences and to the employment costs of our business development employees.
     General and Administrative Expenses.  General and administrative expenses were $9.2 million and $6.8 million for the nine months ended September 30, 2007 and 2006, respectively. The higher expenses in 2007 included $0.5 million in fees to an investment advisor in relation to the $12.9 million private equity financing completed in February 2007, $1.1 million associated with severance benefits for the Company’s former CEO, and $0.5 million of bonus accruals.
     Interest Income or Expense, Net.  Interest income, net, was $3.6 million and $0.4 million for the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007, the Company recognized $0.8 million of interest income associated with its investments and a $2.8 million reduction in non-cash interest expense for the net decrease in the fair value of warrants issued in February and June 2007.
     Foreign Exchange Gain or Loss.  We have an inter-company loan between our subsidiary in France and its subsidiary in the United States. This loan is denominated in the U.S. dollar and is revalued each quarter based on changes in the value of the dollar versus the euro and all related changes are recognized in earnings. For the nine months ended September 30, 2007 and 2006 we recorded a foreign exchange loss of $1.3 million and $1.7 million, respectively, primarily as a result of the revaluation of this inter-company loan. The decrease in 2007 is due to a lower inter-company loan balance, partially offset by higher spreads between the value of the U.S. dollar and the Euro compared to the prior year period.
     Income Tax Benefit.  We recorded a research tax credit for research and development expenses in France in the amount of $0.1 million for the nine months ended September 30, 2007 compared to $0.2 million in the nine months ended September 30, 2006.
     As of September 30, 2007, we had research and development tax credits of $1.5 million that represent an account receivable corresponding to our accumulated income tax benefit from the French government, of which $0.8 million is recoverable during the next twelve months.

     Net Loss.  Our net loss decreased to $15.4 million for the nine months ended September 30, 2007, compared to $17.5 million for the nine months ended September 30, 2006, as a result of the factors described above.
Liquidity and Capital Resources
     As of September 30, 2007, our cash and cash equivalents totaled $33.2 million, compared to $10.2 million as of December 31, 2006. In February 2007 we completed a private placement of our common stock and warrants to purchase common stock and received approximately $12.9 million in gross proceeds. In June 2007, we completed a registered direct offering of our common stock and warrants to purchase common stock and received approximately $25.0 million in gross proceeds. Cash and cash equivalents include principally cash, money-market funds and certificates of deposit with maturity of 90 days or less and are denominated in both euros and U.S. dollars. We use our cash and cash equivalents to cover research and development expenses and corporate expenses related to selling and marketing and general and administrative activities. If we enter into collaborations for certain of our products, we expect that our strategic partners would assume most, if not all, of the costs of further product development. Unless we find a strategic partner for a product, we bear all costs related to its development. We expect to incur significant expenses as we continue development and commercialization of L-MTP-PE, and development of UVIDEM.
     Net cash used in operating activities decreased to $13.9 million for the nine months ended September 30, 2007, compared to $14.1 million for the nine months ended September 30, 2006. This decrease in cash used by operating activities was primarily the result of higher cash losses, offset by a net favorable change in working capital in 2007 compared to the 2006 period and $0.8 million in restructuring costs accrued at December 31, 2006 was paid in the nine months ended September 30, 2007.
     Net cash used in investing activities was $0.3 million during the nine months ended September 30, 2007 and $0.4 million during the corresponding period in 2006.
     As of September 30, 2007, our current liabilities were $13.8 million, which includes the current portion of deferred revenues of $1.2 million. Our current liabilities also includes $5.4 million in accounts payable, $2.6 million in accrued compensation for employees, $3.1 million in accrued liabilities (including tax obligations and accrued severance) and $1.5 million related to common stock warrant liabilities. Our long-term liabilities as of September 30, 2007 were $3.2 million, which includes the non-current portion of deferred revenues of $2.2 million, an interest-free loan of $0.5 million from the French government that provides support to French companies for research and development, and $0.5 million of other liabilities of which $0.4 million represents refundable up-front payments received from Cambridge Laboratories for L-MTP-PE marketing rights in the United Kingdom and the Republic of Ireland that is recorded as a long term liability until the Company, within 30 months of the date of signature of the agreement with Cambridge Laboratories, is able to manufacture L-MTP-PE according to its new manufacturing process and is able to demonstrate its comparability to L-MTP-PE manufactured according to its original process to the satisfaction of the regulatory authorities in these countries. We must repay the principal amount of the French government loan in installments of $0.2 million in 2008 and $0.3 million in 2011.
     Our financial requirements to date have been met primarily through sales of equity securities, payments received under our agreement with sanofi-aventis and our agreement with Medarex, together with grants received from governmental agencies. We have received a total of $138.7 million in gross proceeds through the sale of equity securities, including $37.9 million in 2007.
     We expect our principal sources of revenues to be up-front fees, milestone payments and reimbursements of research and development expenses under our collaboration agreement with sanofi-aventis, until such time as we successfully develop one or more products for sale outside this agreement or enter into other collaboration agreements. However, if we do not meet further development milestones with respect to UVIDEM, or if sanofi-aventis does not elect to develop additional product candidates, we will not receive additional payments under our agreement with sanofi-aventis. We expect to receive revenues from sales of our lead product candidate, L-MTP-PE, assuming that we receive regulatory approval and choose to market L-MTP-PE ourselves. However, we may have to spend significant amounts of capital to pursue regulatory approval of L-MTP-PE and we may not receive regulatory approval and, even if we do, any efforts by us or any future partners to commercialize L-MTP-PE may not be successful. In keeping with our overall strategy, we are seeking to enter into collaboration agreements for certain products with other strategic partners, which may provide additional sources of revenues, including other milestone payments. However, we cannot be certain that we will enter into such agreements. In addition, the timing of our milestone payments cannot be predicted with certainty, and we may not receive payments if development targets are not achieved. Also, it is unlikely that milestone payments, even if received when expected, would fully cover our total research and development expenses for all of our projects. Royalties, if any, on commercial sales of products under development with strategic partners will not be received until at least such time as such products receive the required regulatory approvals and are launched on the market. We do not expect any of our products to receive regulatory approval before 2008 and we cannot be sure of the timing of any such approval or successful commercialization following such approval. The timing for receipt of regulatory approval of products is subject to risks and uncertainties regarding development, regulatory matters, manufacturing and commercialization described in more detail in the section entitled “Risk Factors” including the possibility that the FDA or the EMEA may require that we conduct additional clinical trials and the risk that we may not receive necessary approvals from the FDA, the EMEA or similar drug regulatory agencies for the marketing and commercialization of L-MTP-PE when expected or at all.
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
     We will continue to incur significant expenses for research and development activities, especially related to pursuing regulatory approval of L-MTP-PE in the near term. In August 2006 our Board of Directors approved a restructuring and cash conservation plan and in December 2006 the Board authorized an organizational restructuring. This restructuring included focusing our research and development activities primarily on L-MTP-PE and our collaboration with sanofi-aventis for UVIDEM, putting on hold further development of BEXIDEM and other product candidates until collaborative partners can be found or additional funding becomes available, and reducing our workforce by 17 employees located in our facility in Paris, France.
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
     Our capital expenditures include purchase of property and equipment, including research and development laboratory equipment and product manufacturing facilities. Capital expenditures also include purchase of intangible assets, including payment of patent development costs, acquisition of third party licenses and patents, such as from Medarex and Jenner Biotherapies, and acquisition of other intangibles. Capital expenditures amounted to $0.3 million for the nine months ended September 30, 2007 and $0.4 million for the nine months ended September 30, 2006.
     Our major outstanding contractual obligations relate to our long-term debt, operating lease obligations, obligations under a number of our collaboration, licensing and consulting agreements and certain cash settlement provisions in our warrant agreements. At September 30, 2007, we had $16,000 of outstanding capital lease obligations.

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
Off-Balance Sheet Arrangements
     As of September 30, 2007, we were not a party to any transactions, agreements or contractual arrangements to which an entity that is not consolidated with us was a party, under which we had:
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
Trends
     The level of our research and development spending will depend on numerous factors including the number of products in development, the number of products partnered, the results and progress of preclinical and clinical testing, the regulatory approval process for our products, especially for L-MTP-PE in the near term, our financial condition and ability to raise additional capital as well as general market conditions.
     Through the nine months ended September 30, 2007 and 2006, we have spent approximately $17.0 million related to research and development during each period. As a result of the increased activities associated with our decision to amend the L-MTP-PE NDA by the first quarter of 2008 and our ongoing activities related to the European regulatory approval process for L-MTP-PE, we now expect our overall research and development expenses to increase in 2007 compared to 2006 levels. The increase in spending on L-MTP-PE will be partially offset as a result of putting on hold further development of BEXIDEM and other product candidates until collaborative partners can be found or additional funding becomes available, and because of our workforce reduction, implemented in 2006, of 17 employees located in our facility in Paris, France. However, due to the maturation of the development stage for our currently supported products, we expect our expenses associated with them to increase because clinical trial expenses increase significantly when advancing in clinical development. As products successfully mature, we also expect to pay filing fees in connection with the regulatory submission process and incur expenses related to the maintenance and potential expansion of our product manufacturing facilities. Our strategy is to prioritize expenditures on our portfolio of products in development in order to maintain research and development expenses in line with available financial resources. We are taking appropriate steps to contain our expenses.

     If we succeed in gaining regulatory approval for L-MTP-PE and proceed with commercialization of L-MTP-PE ourselves, we expect our selling and marketing expenses to increase correspondingly with our activities to commercialize L-MTP-PE. In addition, we would expect to incur significant costs related to manufacturing L-MTP-PE, which would be recorded as cost of goods sold. Furthermore, depending on the outcome of the NDA filing with the FDA for L-MTP-PE, we may owe milestone payments as well as royalties in the event of its commercialization, under a licensing agreement with Ciba-Geigy, now Novartis, which was transferred to us by Jenner in 2003. However, our obligations to make milestone payments is contractually deferred until we realize profitability on L-MTP-PE.
     We expect our general and administrative expenses to be higher for the full year in 2007 compared to 2006 levels as a result of certain expenses we have recognized in the nine months ended September 30, 2007. These expenditures relate to investment advisory services, severance benefits for the Company’s former CEO, and retention and milestone bonus accruals, which more than offset lower salary expense related to the reduction in our workforce.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At September 30, 2007, our investment portfolio included cash, money market accounts and fixed-income securities. We are exposed to limited market risk through our investment of cash in money market accounts and high-grade securities, generally with maturities of less than three months. The securities contained in our cash and cash equivalents are typically debt instruments purchased at inception and held until maturity. Due to their very short-term nature, such securities are subject to minimal interest rate risk. We currently do not hedge interest rate exposure, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income. We also do not hedge currency exchange rate exposure.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2007, the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the evaluation date.
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
     While we are in the process of implementing corrective actions as further discussed below, as of September 30, 2007, there continues to be deficiencies relating to monitoring and oversight of the work performed by our accounting personnel, and of the work performed by accounting consultants working on our behalf, to assure that transactions receive adequate review by accounting personnel with sufficient technical accounting expertise. We also noted a lack of sufficiently skilled personnel within our accounting and financial reporting functions to ensure that all transactions are accounted for in accordance with U.S. generally accepted accounting principles, and deficiencies in our controls over certain non-routine, complex transactions such as the Combination and the sale of our infectious disease assets in 2005. These deficiencies had resulted in errors in the preparation and review of financial statements and related disclosures, and resulted in adjustments to our audited, consolidated financial statements for the year ended December 31, 2005. The impact of these adjustments did not require the restatement of any of our financial statements. Based on findings of material weaknesses in our internal control over financial reporting as described above, we have taken steps to strengthen our internal control over our financial statement closing, consolidation and reporting process, and our processes for accounting for non-routine, complex transactions such as acquisitions. However, the conclusions of management as of September 30, 2007, that material weaknesses in our internal control over financial reporting process continue to exist indicates that we need to take additional steps to remediate these situations. We intend to address the remaining actions required to remediate our existing weaknesses as part of our ongoing efforts to improve our control environment. As discussed below, we have been and continue to be engaged in efforts to improve our internal control over financial reporting. Measures we have taken or are planning on taking to remediate our identified material weaknesses include:
•	Consolidate operating and financial reporting locations and structure;

•	Implement additional review and approval procedures over accruals;

•	Formalize process and documentation related to financial statement close and consolidation review, including face-to-face meeting of all members of our financial staff involved in preparation of financial statements and a review of those financial statements by the entire staff as a group;

•	Formalize and enhance documentation, oversight and review procedures related to accounting records of our foreign subsidiary to ensure compliance with U.S. generally accepted accounting principles;

•	Supplement internal staff expertise by consulting with independent, third party experts regarding accounting treatment of unusual or non-routine transactions, and the impact of the adoption of new accounting pronouncements, when and if necessary;

•	Review and make appropriate staffing adjustments at all company locations to enhance accounting expertise;

•	Revise and enhance the review process for unusual and acquisition related transactions;

•	Improve training for, and integration and communication among, accounting and financial staff; and

•	In May 2007, we hired a full-time experienced Chief Financial Officer.

•	During the third quarter of 2007, we hired additional full-time experienced accounting and finance staff, including a controller.

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
          In October 2006, we submitted an NDA to the FDA for L-MTP-PE, requesting approval for its use in the treatment of newly diagnosed resectable high grade osteosarcoma patients following surgical resection in combination with multiple agent chemotherapy. The FDA accepted the NDA file for substantive review in December 2006, on a standard review basis, contingent upon our commitment to provide pharmacokinetic data for the to-be-marketed L-MTP-PE product. Following the submission of the NDA, we submitted an MAA for MEPACT to the EMEA. The EMEA has determined the application is valid and the review procedure was started in late November 2006. If a single randomized trial is intended to support a marketing application, the trial should be well designed, well conducted, internally consistent and provide statistically persuasive efficacy findings, and a second trial would be ethically or practically impossible to perform. The L-MTP-PE marketing applications include efficacy and safety data from one Phase 3 clinical trial conducted by the Pediatric Oncology Group (POG) and the Children’s Cancer Group (CCG), now combined to form the Children’s Oncology Group (COG), sponsored by the National Cancer Institute (NCI), completed prior to our purchase of L-MTP-PE from Jenner Biotherapies, Inc. in 2003. Regulatory authorities in the United States and the European Union may not consider preclinical and clinical development work conducted by Ciba-Geigy, or the study conducted by IDM Pharma demonstrating that products produced by Ciba-Geigy and IDM Pharma are comparable, or safety and efficacy data and analyses from several Phase 1/2 and Phase 3 clinical trials, or the Phase 3 study design, conduct and analysis to be adequate or valid for their assessment of L-MTP-PE. These factors may cause significant delays in review, may result in the regulatory authorities requiring us to conduct additional pre-clinical or clinical trials, or may result in a determination by the regulatory authorities that the quality, safety and/or efficacy data do not support marketing approval.
          Other risks relating to the timing of regulatory approval of L-MTP-PE include our ability and time needed to respond to questions raised during review with regard to regulatory submissions for L-MTP-PE. The FDA’s Oncologic Drugs Advisory Committee (ODAC) met on May 9, 2007 and voted 12 to 2 that the results of the Company’s Phase 3 trial do not provide substantial evidence of effectiveness of L-MTP-PE (mifamurtide) in the treatment of patients with non-metastatic, resectable osteosarcoma receiving combination chemotherapy. On July 23, 2007, following a meeting with the FDA, the Company announced that it would collect, analyze and submit additional data for L-MTP-PE to the FDA, in an amendment to the NDA, by the first quarter of 2008. On August 27, 2007 the FDA, considering ODAC’s recommendation, issued a not approvable letter to the Company after completing the review of the NDA for L-MTP-PE. In this letter, the FDA requested data from additional clinical trials to demonstrate the benefit of L-MTP-PE, as well as information or clarification with respect to other sections of the NDA. The Company will continue to work with the FDA and expects to file an amendment to the NDA by the first quarter of 2008. The Company is also in the process of responding to questions from the EMEA and providing additional data in connection with the EMEA’s review of L-MTP-PE for marketing approval. The EMEA may raise issues similar to those that have been raised by the FDA and may make similar requests of additional data from the Company. We may not be able to collect, analyze and submit additional data in an amendment to the NDA for L-MTP-PE by the first quarter of 2008, if at all, and we may not be able to make such additional data available in a timely fashion, or at all, to the EMEA in connection with its review of L-MTP-PE for marketing approval. We may not receive necessary approvals from the FDA, the EMEA or similar drug regulatory agencies for the marketing and commercialization of L-MTP-PE when expected or at all. We do not expect any regulatory approval of L-MTP-PE to occur before 2008.

          Manufacturing of L-MTP-PE and L-MTP-PE components for IDM Pharma by third party suppliers is based in part on the specifications and processes established before the Phase 3 trial. We have produced L-MTP-PE materials that meet the same specifications as the product used in pivotal clinical trials. We submitted data showing comparability of the new (IDM Pharma) and the old (Ciba-Geigy) materials in the NDA and MAA so that the data generated during preclinical and clinical development can be used to support regulatory marketing approval. If the FDA or EMEA does not agree with our assessment of the comparability results, the approval in the intended geographies would be delayed.
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
          We expect to depend, in the medium term, on the commercialization of L-MTP-PE for the majority of our revenues, assuming that L-MTP-PE receives regulatory approval. L-MTP-PE is the only product candidate for which we have submitted any marketing application. Any revenues generated will be limited by our ability to, in time, develop our own commercial organization or find a partner for the distribution of the product. In addition, the ability to obtain appropriate pricing and reimbursement for L-MTP-PE, and the rate of adoption of the product are risks associated with the commercialization of L-MTP-PE. We may also face competition from new treatment or new investigational approaches with existing therapies.
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
          We will continue to spend substantial amounts on research and development, including amounts spent for manufacturing clinical supplies, conducting clinical trials for our product candidates, and advancing development of certain sponsored and partnered programs and the commercialization of L-MTP-PE once it has received regulatory approval. While we have taken appropriate steps designed to contain such expenses, we cannot be certain that we will reduce our expenses sufficiently in light of our available funds, and we will nonetheless need to raise additional funding. We do not have committed external sources of funding and may not be able to obtain any additional funding, especially if volatile market conditions persist for biotechnology companies. We believe our existing cash resources, including approximately $12.9 million raised through a private placement of our common stock in February 2007 and approximately $25.0 million raised in a registered direct offering in June 2007, are sufficient to meet our cash requirements into 2009, based on our current operating plan. Our future operational and capital requirements will depend on many factors, including:
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
          The principal source of revenues and cash receipts for us currently is the July 2001 collaboration agreement between our subsidiary, IDM S.A., and sanofi-aventis. For the three and nine months ended September 30, 2007 and 2006, on a consolidated basis, sanofi-aventis represented substantially all of our revenue. Through 2011, sanofi-aventis has the remaining option to jointly develop and commercialize up to ten (or up to two per year) of our Cell Drugs, a term we use to refer to therapeutic products derived from a patients own white blood cells. To date sanofi-aventis has exercised an option for one product candidate, UVIDEM. Under the collaboration agreement, sanofi-aventis has no obligation to participate in the development of additional Cell Drugs. If we are not successful in developing commercially viable product candidates, sanofi-aventis may not elect to exercise additional options. If we fail to meet further milestones in the clinical development of UVIDEM, sanofi-aventis will have no further milestone obligations with respect to UVIDEM. Additionally, sanofi-aventis may terminate its participation in any given development program at any time without penalty and without affecting its unexercised options for other product candidates. If sanofi-aventis does not exercise additional options, or if we are not successful in achieving additional development milestones for UVIDEM, we will not receive additional payments from sanofi-aventis and our prospects, revenues and operating cash flows will be significantly and negatively affected.
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
          We have experienced significant operating losses since our inception. Our cumulative net loss was $193.9 million as of September 30, 2007. It is likely that we will continue to incur substantial net operating losses for the foreseeable future, which may adversely affect our ability to continue operations. We have not generated revenues from the commercialization of any product. All of our revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants, certain asset divestitures and interest income. Substantially all of our revenues for the foreseeable future are expected to result from similar sources. To achieve profitable operations, we, alone or with collaborators, must successfully identify, develop, register and market proprietary products. We do not expect to generate revenues from the commercialization of any product until 2008 at the earliest, assuming that one or more regulatory agencies approve L-MTP-PE’s commercialization, which may not occur when expected or at all. We may not be able to generate sufficient product revenue to become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or yearly basis.
*If we lose our key management personnel or are unable to attract and retain qualified personnel, it could delay or hurt our research and product development efforts.
          We are dependent on the principal members of our management staff, including Mr. Timothy P. Walbert, President and Chief Executive Officer, Mr. Robert J. De Vaere, Senior Vice President and Chief Financial Officer, and Jeffrey W. Sherman, FACP, M.D., Senior Vice President, Research and Development and Chief Medical Officer. We have previously entered into employment contracts with the aforementioned management staff, which we believe provide them incentives to remain as employees with us, although there can be no assurance they will do so. We do not maintain key person life insurance on the life of any employee. Our ability to develop immunotherapeutic products and vaccines and achieve our other business objectives also depends in part on the continued service of our key scientific and management personnel and our ability to identify hire and retain additional qualified personnel. We do not have employment agreements with our non-management personnel. However, we have entered into retention bonus arrangements with certain of our employees, which we believe provide them incentives to remain as employees with us, although there can be no assurance they will do so. There is intense competition for qualified personnel in chemistry, biochemistry, molecular biology, immunology and other areas of our proposed activities, and we may not be able to continue to attract and retain such personnel necessary for the development of our business. Because of the intense competition for qualified personnel among technology-based businesses, particularly in the Southern California area, we may not be successful in adding technical personnel as needed to meet the staffing requirements of additional collaborative relationships. Our failure to attract and retain key personnel could delay or be significantly detrimental to our product development programs and could cause our stock price to decline.
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
          Currently we have contracts with third-party suppliers for the manufacture of the active ingredient (MTP-PE), excipients and final product for L-MTP-PE. We also have an agreement with another supplier for performing the key tests necessary for the release of MTP-PE and L-MTP-PE. We have not identified other vendors that might provide these products and services should the ability of our current contractors to manufacture and test MTP-PE and/or L-MTP-PE be impaired. Delays or impairment of our ability to continue manufacturing or testing could be caused by physical damage or impairment of our suppliers’ facilities, deterioration of suppliers’ practices, inability of suppliers to implement required quality controls, departure of key staff, failure to renew manufacturing agreements with them or other unforeseen circumstances. Such impairment could significantly impact our ability to commercialize L-MTP-PE should we receive regulatory approval to do so. Even if we were able to identify potential alternative suppliers, it would take a significant amount of time and resources to initiate and validate all of the required processes and activities to bring the new supplier on-line, resulting in interruptions in the availability of L-MTP-PE.

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
          We also rely on external suppliers for the production of IL-13, which is used in the manufacturing of our Dendritophage product candidates. We believe that we currently possess enough IL-13 for our short- to medium-term needs. However, once our Dendritophage product candidates enter into Phase 3 clinical trials, we will require a supply of IL-13 that conforms to GMP. In 2003, we entered into an IL-13 Development and Manufacturing Agreement with Biotecnol aimed at developing a GMP compliant IL-13 manufacturing process. Under the agreement, Biotecnol completed development of GMP IL-13 according to a program of GMP manufacturing, control, testing and release, as defined with advice from sanofi-aventis, and we provided financial support. Biotecnol is now overseeing the ongoing management of the outsourcing of manufacturing and release of the finished product for a renewable five-year period beginning with the release of the first finished product batch. We are entitled to terminate the IL-13 Development and Manufacturing Agreement at any time during the manufacturing period if the finished product stability does not reach two years. Biotecnol is entitled to terminate the process performance at any time by providing 18 months’ prior notice. In addition, either Biotecnol or we may terminate the agreement with immediate effect upon written notice on or at any time after the occurrence of certain events, such as breach of contract or liquidation. There are no assurances that Biotecnol will be able to produce sufficient quantities of GMP IL-13 in the future. Without a sufficient supply of GMP IL-13, we would not be able to conduct Phase 3 clinical trials of our Dendritophage product candidates.
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
          We have not commercialized any products, and we do not have the experience, resources or facilities to manufacture therapeutic vaccines and other products on a commercial scale. We will not be able to commercialize any products and earn product revenues unless we and our collaborators demonstrate the ability to manufacture commercial quantities in accordance with regulatory requirements. Among the other requirements for regulatory approval is the requirement that we and our contract manufacturers conform to the GMP requirements of the respective regulatory agencies. In complying with GMP requirements, we and our manufacturers must continue to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements.
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

     If products manufactured by third-party suppliers fail to comply with regulatory standards, sanctions could be imposed on us. These sanctions could include fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of our products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. If we change manufacturers for L-MTP-PE, we will be required to undergo revalidation of the manufacturing process and procedures in accordance with GMP. This revalidation could be costly, incur significant delays and require the attention of our key personnel. We will also need to demonstrate through preclinical studies that L-MTP-PE as produced by the new manufacturers is comparable to the materials used in the Phase 3 clinical trial. New clinical studies may also be required if comparability cannot be fully demonstrated by preclinical studies.
          We prepare our Cell Drugs, including UVIDEM and BEXIDEM, in our own facilities for purposes of our research and development programs, preclinical testing and clinical trials. We currently have one clinical scale facility for Cell Drug manufacturing in Paris, France and a second one in Irvine, California that produce investigational drugs for a limited number of patients in our clinical trials. We may construct commercial scale manufacturing plants in Europe and the United States in the future, but we may not be able to successfully carry out such construction. As a result, we may not be able to manufacture our Cell Drugs on acceptable economic terms or on a sufficient scale for our needs.
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
          The market prices for securities of biotechnology companies, including our common stock, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are not necessarily related to the operating performance of such companies. From August 16, 2005, when we began trading on the NASDAQ Global Market under our new trading symbol “IDMI” through September 30, 2007, the closing stock price of our common stock ranged from $1.48 to $9.27 and has been and will continue to be influenced by general market and industry conditions. In addition, the following factors may have a significant effect on the market price of our common stock:
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
          Our executive officers and directors, in the aggregate, beneficially own approximately 1.7% of the shares of our common stock as of September 30, 2007. Moreover, Medarex and sanofi-aventis own approximately 10.5% and approximately 7.9%, respectively, of the total shares of our common stock outstanding as of September 30, 2007. As a result, Medarex, sanofi-aventis, and our other principal stockholders, executive officers and directors, should they decide to act together, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors, distribution of dividends, changes to our bylaws and other important decisions, such as future equity issuances. To our knowledge, Medarex and sanofi-aventis have not, nor have any of our other principal stockholders, entered into any voting agreements or formed a group as defined under the Exchange Act.
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

ITEM 6. EXHIBITS

Exhibit
Number	Document Description

3.1	Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 2, 1991.(1)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on April 2, 1993.(2)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 5, 1995.(3)

3.4	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 5, 1995.

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 2, 1998.(4)

3.6	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 2, 1998.(4)

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 12, 1998.(5)

3.8	Certificate of Designations of the Series S and Series S-1 Preferred Stock filed with the Secretary of State of Delaware on June 29, 1999.(6)

3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 1, 1999.(7)

3.10	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on September 23, 1999.(8)

3.11	Certificate of Decrease of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on September 23, 1999.(8)

3.12	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 17, 2004.(9)

3.13	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on August 15, 2006.(10)

3.14	Certificate of Ownership and Merger, filed with the Secretary of State of Delaware on August 15, 2006.(10)

3.15	Amended and Restated Bylaws of the Company. (11)

4.1	Reference is made to Exhibits 3.1 through 3.15.

4.2	Specimen certificate of the Common Stock.(12)

10.64	Amendment to Employment Agreement with Jean Loup Romet-Lemmone, dated July 16, 2007. (*) (14)

10.65	Employment Agreement with Jeffrey W. Sherman, dated August 27, 2007. (*)

Exhibit
Number	Document Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted).

32.1	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted).

*	Executive Compensation Plans and Arrangements

(1)	Incorporated by reference to the Company’s Form S-1 Registration Statement and Amendments thereto filed with Securities and Exchange Commission (the “SEC”) (File No. 33-43356).

(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 22, 1993.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the SEC on March 31, 1995.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, filed with the SEC on August 14, 1998.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the SEC on November 16, 1998.

(6)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on July 16, 1999.

(7)	Incorporated by reference to the Company’s Definitive Proxy Statement, filed with the SEC on Form DEF 14A on July 28, 1999.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed with the SEC on November 15, 1999.

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on July 2, 2004.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2006.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 27, 2007.

(12)	Incorporated by reference to the Company’s Definitive Proxy Statement on Form DEFM14A, filed with the SEC on June 30, 2006.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 29, 2007.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed with the SEC on August 10, 2007.

IDM PHARMA, INC.
SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDM PHARMA, INC.
Dated: November 9, 2007	By:	/s/ Timothy P. Walbert
Timothy P. Walbert
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2007	By:	/s/ Robert J. De Vaere
Robert J. De Vaere
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)