Form 10-K
period 2007-12-31
IDM PHARMA, INC.
filed 2008-03-21
CIK 822206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Common Stock, $0.01 par value
(Title of class)

The Nasdaq Stock Market LLC
(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 29, 2007 was approximately $57.2 million, based on the closing price on that date of Common Stock on the Nasdaq Global Market.*
The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, was 25,170,789 as of March 17, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 29, 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K.

*	Excludes 5,200,979 shares of Common Stock held by directors and officers and stockholders whose ownership exceeds 10% of the Common Stock outstanding on June 29, 2007. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

PART I

Item 1.	Business

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

MEPACT®, Dendritophages®, BEXIDEM®, UVIDEM®, Eladem®, COLLIDEM® and Osidem® are our registered trademarks. All other trademarks or trade names appearing in this annual report are the property of their respective holders.

Unless specifically noted otherwise, as used throughout these consolidated financial statements, “Epimmune Inc.” or “Epimmune” refers to the business, operations and financial results of Epimmune Inc. prior to the closing of the share exchange transaction between Epimmune and shareholders of Immuno-Designed Molecules, S.A., on August 16, 2005, referred to as the Combination, at which time Epimmune’s name was changed to IDM Pharma, Inc.; “IDM S.A.,” “IDM Pharma, S.A.” or “Immuno-Designed Molecules, S.A.” refers to Immuno-Designed Molecules S.A., a privately-held French company, prior to such transaction; and “IDM Pharma,” the “Company” or “we,” “our,” “us” or “its” refers to the operations and financial results of IDM Pharma, Inc. and its subsidiaries on a consolidated basis after the closing of such transaction, and IDM Pharma S.A. prior to the closing of such transactions, as the context requires. In December 2007, IDM S.A. changed its name to IDM Pharma S.A.

Overview

We are a biopharmaceutical company focused on the development of innovative cancer products that either destroy cancer cells by activating the immune system or prevent tumor recurrence by triggering a specific adaptive immune response. We are dedicated to maximizing the full therapeutic and commercial potential of each of our innovative products to address the needs of patients and the physicians who treat these patients. We were incorporated in Delaware in July 1987.

We are developing our lead product candidate, mifamurtide, or L-MTP-PE, known as MEPACT® in Europe, for the treatment in combination with chemotherapy following surgery of patients with non-metastatic resectable osteosarcoma, or bone cancer. We have received orphan drug designation for L-MTP-PE in the United States and the European Union for the treatment of osteosarcoma. A Phase 3 clinical trial for the treatment of osteosarcoma was completed by the Children’s Oncology Group, or COG before the product candidate was acquired by us in 2003. In October 2006, we submitted a New Drug Application, or NDA, in electronic Common Technical Document, or eCTD format to the U.S. Food and Drug Administration, or the FDA, for L-MTP-PE, requesting approval for its use in the treatment of patients with newly diagnosed resectable high-grade osteosarcoma following surgical resection in combination with multiple agent chemotherapy. The FDA accepted the NDA for substantive review, on a standard review basis, contingent upon our commitment to provide pharmacokinetic data for the to-be-marketed L-MTP-PE product.

In November 2006 we submitted a Marketing Authorization Application, or MAA, for L-MTP-PE to the European Medicines Agency, or EMEA. The EMEA determined the application is valid and the review procedure was started in late November 2006.

The FDA’s Oncologic Drugs Advisory Committee, or ODAC, met on May 9, 2007 and voted 12 to 2 that the results of the Phase 3 trial did not provide substantial evidence of effectiveness of L-MTP-PE in the treatment of patients with non-metastatic, resectable osteosarcoma receiving combination chemotherapy. On July 23, 2007, following a meeting with the FDA, we announced that we would collect, analyze and submit additional data for

L-MTP-PE to the FDA, in an amendment to the NDA. On August 27, 2007, the FDA, considering ODAC’s recommendation, issued a not approvable letter to us after completing the review of the NDA for L-MTP-PE. In this letter, the FDA requested data from additional clinical trials to demonstrate the benefit of L-MTP-PE, as well as information or clarification with respect to other sections of the NDA. While we do not have sufficient resources necessary to complete additional clinical trials, we will continue to work with the FDA and expect to file an amendment to the NDA in the fourth quarter of 2008.

Updated Phase 3 data on L-MTP-PE was presented at the Connective Tissue Oncology Society, or CTOS, meeting in November 2007. Also, data from our L-MTP-PE compassionate use program was presented at the November 2007 meeting of the International Society of Pediatric Oncology, or SIOP.

We attended an oral explanation hearing before the Committee for Medicinal Products for Human Use, or CHMP, the scientific committee of the EMEA, regarding the MAA on January 23, 2008. The CHMP considered, in a non-binding opinion, that the data presented by us suggested a possible clinical benefit in terms of survival. However, the CHMP requested clarification of the existing data in order to gain assurance about the quality of the data before drawing any final conclusions from the data presented. In addition, we are required to address a number of remaining questions relating to chemistry, manufacturing and controls, or CMC. The major CMC questions are specifically related to characterization of impurities in the active pharmaceutical ingredient, or API, and extended stability of the product in its final usage form. As a result of the CHMP’s non-binding opinion, we were granted a clock stop, or time extension, to allow us additional time to respond to all the remaining questions regarding the MAA. We expect to receive a final opinion from the CHMP in the third quarter of 2008 and a final decision from the European Commission in the fourth quarter of 2008.

The timing of marketing approval of L-MTP-PE is subject to risks and uncertainties beyond our control. These risks and uncertainties regarding product approval and commercialization include the timing of the drug regulatory agencies’ review of the regulatory filing, including the amendment to the NDA and the ongoing MAA review by the EMEA, our ability to respond to questions and concerns raised by the drug regulatory agencies in a manner satisfactory to the drug regulatory agencies, the time needed to respond to any issues raised by the drug regulatory agencies during the review of regulatory submissions for L-MTP-PE, and the possibility that the drug regulatory agencies may not consider preclinical and clinical development work and existing safety and efficacy data, the Phase 3 study design, conduct and analysis, or with respect to the FDA, the drug comparability analysis between the drug used in the Phase 3 study and the drug manufactured by us as adequate or valid for their assessment of L-MTP-PE. These factors may cause delays in review, may result in the regulatory authorities requiring us to conduct additional clinical trials or may result in a determination by the regulatory authorities that the data do not support marketing approval. As a result, we may not receive necessary approvals from the FDA, the EMEA or similar drug regulatory agencies for the marketing and commercialization of L-MTP-PE when expected or at all, and, even if L-MTP-PE is approved by regulatory authorities, there is a further risk that one of our manufacturers encounters delays or will not be able to manufacture L-MTP-PE.

We have an agreement with Novartis granting us an exclusive, worldwide license to intellectual property rights relating to L-MTP-PE. We have exclusive worldwide sales and marketing rights for L-MTP-PE, except in Israel and South East Europe where we licensed distribution rights to third parties. In December 2007, we received notification from Cambridge Laboratories that it was terminating its distribution agreement with IDM Pharma for L-MTP-PE in the United Kingdom and Republic of Ireland.

We have been jointly developing UVIDEM®, a cell-based therapeutic vaccine product candidate based on dendritic cells, with sanofi-aventis S.A., or sanofi-aventis. UVIDEM is based on dendritic cells, a type of specialized immune cells derived from a patient’s own white blood cells, exposed to tumor cell antigens in our production facility and then reinjected into the patient in order to stimulate the immune system to recognize and kill tumor cells that display these antigens on their surface. We completed patient enrollment in two Phase 2 clinical trials of UVIDEM for the treatment of melanoma and in the fourth quarter of 2007 started a new Phase 2 clinical trial of UVIDEM. We reported on interim Phase 2 results of UVIDEM at the American Society of Clinical Oncology, or ASCO, meeting in June 2007 and the International Society for the Biological Therapy of Cancer, or iSBTc, meeting in November 2007.

On December 26, 2007, sanofi-aventis notified us of its decision to terminate its participation in the UVIDEM development program and we have put on hold further development of the program. In March 2008, we and sanofi-aventis entered into an agreement, referred to as the Settlement Agreement, aimed at resolving the various pending or potential issues related to the UVIDEM development program. All rights to the UVIDEM development program have reverted to us, and sanofi-aventis has no further rights to that program (including any right of first refusal). In accordance with the terms of the Settlement Agreement, sanofi-aventis retains its rights with respect to our cell therapy programs other than the UVIDEM program under an agreement we entered into in 2001 with sanofi-aventis for the development and commercialization of up to 20 Cell Drugs, a term we use to refer to therapeutic products derived from a patient’s own white blood cells, which includes MAK cells and Dendritophages, over a 10-year period, although we do not currently have any such programs in development or plans to conduct any further development. The agreement provides that sanofi-aventis will pay the research and development costs of the UVIDEM development program for the first quarter of 2008 and an additional amount related to the shut down of the UVIDEM program.

We are also developing IDM-2101 for non-small cell lung cancer, or NSCLC. IDM-2101 is composed of multiple tumor-specific cytotoxic T-lymphocyte (CTL), epitopes that were selected from tumor-associated antigens. Some of the epitopes have been modified to create analogs in order to enhance the potency of the T cell response induced by the vaccine. We reported on early Phase 2 results of IDM-2101 at the ASCO meeting in June 2007 and the iSBTc meeting in November 2007 and are currently in the planning stage for possible future clinical studies of IDM-2101.

We are focusing our current research and development activities primarily on L-MTP-PE in order to contain our expenses. As a result, we have put on hold further development of our other product candidates, including UVIDEM for treatment of melanoma, COLLIDEM for treatment of colorectal cancer and BEXIDEM, a product candidate for which we completed the Phase 2 stage of a Phase 2/3 clinical trial in Europe for the treatment of superficial bladder cancer, until collaborative partners can be found or other funding for those programs becomes available.

We control proprietary technology rights in the following areas:

•	for our products that are designed to destroy residual cancer cells, we have rights to both non-cellular immunotherapies that stimulate the immune system non-specifically such as L-MTP-PE, and cellular immunotherapies that use activated macrophages, such as BEXIDEM,

•	for our Dendritophage products that are designed to prevent tumor recurrence, we have rights to specific immunotherapies using dendritic cell vaccines, a type of therapeutic cancer vaccine, and

•	for our synthetic vaccines, we have rights to specific combinations of peptides and analogs of peptides called epitopes.

We have entered into a number of collaborations with academic and non-academic institutions and pharmaceutical companies, which are described in more detail under “Collaboration Agreements and Licenses” below. One of our key collaborations was with sanofi-aventis for the development and commercialization of Cell Drugs over a ten-year period. As described above, we no longer have any active development programs with sanofi-aventis.

As of December 31, 2007, sanofi-aventis owned approximately 7.9% of our common stock. We also have an agreement with Medarex, Inc., a leader in the development of antibody-based therapies. As of December 31, 2007, Medarex owned approximately 10.4% of our common stock.

We completed a $12.9 million equity financing in February 2007 and a $25.0 million equity financing in June 2007 (see Note 10). These proceeds and savings from continued cost management initiatives are expected to provide sufficient working capital for our currently planned operations into the first half of 2009.

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

According to the American Cancer Society, cancer is the second leading cause of death in the United States, exceeded only by heart disease. The cancer death rate was 4% higher in 2000 than in 1950, according to American Cancer Society estimates, despite a decrease in death rates for other major chronic diseases during this period. The American Cancer Society also estimates that more than 1.4 million people in the United States will be diagnosed with cancer in 2008 and about 565,000 people will die from the disease. According to the American Cancer Society, lung and bronchus cancer is expected to be the most common fatal cancer in men, representing approximately 31% of cancer deaths, followed by prostate (10%) and colon and rectal cancers (8%). In women, lung and bronchus cancer is also expected to be the most common fatal cancer, representing approximately 26% of cancer deaths, followed by breast (15%) and colon and rectal cancers (9%). As cancer is a disease that may progress slowly, the total number of people living with cancer significantly exceeds the number of patients diagnosed with cancer in a given year.

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

Melanoma

Melanoma is the most serious form of skin cancer. Around 62,000 new cases were diagnosed in 2002 in Europe and almost 17,000 people in Europe died from the disease. According to American Cancer Society statistics, in 2008 in the United States, almost 62,480 new cases are expected to be diagnosed and it is estimated that approximately 8,420 people will die from the disease.

Lung cancer

Cancer of the lungs continues to be a major health problem with a very high mortality rate and represents the leading cause of cancer death in the United States. According to the American Cancer Society, approximately

215,020 new lung cancer cases will be diagnosed in the United States in 2008, and an estimated 161,840 patients will die from lung cancer. The American Cancer Society also estimates that non-small cell lung cancer, or NSCLC, represents 87% of all lung cancers.

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

Our lead product candidate, L-MTP-PE, is one of a family of macrophage activators, or immune system stimulants, that activate macrophages inside the body. L-MTP-PE is a fully synthetic chemical entity based on immunostimulatory components and designed to activate macrophages. It is administered in a formulation that promotes delivery to tissue macrophages prominent in the lung and liver. Extensive development of L-MTP-PE has been completed, including a large randomized Phase 3 study in patients with osteosarcoma. We have submitted filings in the United States and the European Union requesting approval to market L-MTP-PE for use in the treatment of patients with newly diagnosed resectable high-grade osteosarcoma in combination with multiple agent chemotherapy. We received a not approvable letter from the FDA with respect to L-MTP-PE in August 2007 and we are working to respond to questions raised by the FDA in the letter from the FDA, which we would submit in an amended NDA. We are also working to respond to questions regarding the MAA filed with the EMEA that were raised by the CHMP following the oral explanation hearing in January 2008. L-MTP-PE has received orphan drug designation in the United States and the European Union for use in this cancer indication.

Macrophages can also be activated outside the human body (ex-vivo). We have developed a process for activating macrophages to convert them into Monocyte-derived Activated Killer cells, or MAK cells, by withdrawing a patient’s monocytes and activating them ex-vivo using a synthetic version of a natural activator called gamma interferon. MAK cells have the property to recognize and destroy tumor cells. Pharmacological studies of tumor-bearing rodents have shown evidence of significant regression of experimental tumors after treatment with MAK cells. Phase 1/2 clinical trials were undertaken in human patients with mesothelioma, a type of lung cancer usually associated with exposure to asbestos, bladder cancer and ovarian cancer. These studies established that local injection of up to one billion MAK cells in the pleural cavity, bladder or peritoneum is well-tolerated. No significant serious adverse events were attributed to the MAK cell products administered in the more than 100 patients treated so far by local injection in these locations. We have one MAK cell product candidate, BEXIDEM. We completed a Phase 2 clinical trial of BEXIDEM for the treatment of superficial bladder cancer and have put on hold further development of BEXIDEM until a collaborative partner or further funding for the project is found.

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

Through our agreement with Pharmexa, we have access to an epitope identification system called EIS® to rapidly identify antigen-specific epitopes from the genetic information of tumor-associated antigens. Using EIS, we have identified epitopes for a number of indications, including lung, colon and breast cancers. The identified epitopes include those that are recognized by cytotoxic T cells called CTL epitopes, and those recognized by helper T cells called HTL epitopes. Among the identified epitopes, those that are selected have the highest affinity for their interaction with MHC molecules and are therefore the most potent for inducing immune responses. EIS is also used to modify epitopes to increase ability to induce immune responses. In order to elicit helper T cell activation, we also have access to PADRE (Pan DR Epitope) through a license from Pharmexa. The PADRE technology consists of a family of proprietary molecules that are potent, synthetic, universal epitopes for helper T-cells. When combined with vaccines, PADRE assists in boosting the helper T cell response, which in turn augments both cellular and antibody responses.

We have developed a method for the ex-vivo generation of monocyte-derived dendritic cells, or Dendritophages, using IL-13, a biological compound that contributes to the transformation of white blood cells into Dendritophages. In our good manufacturing practices, or GMP, compliant manufacturing facilities, we have generated Dendritophages and exposed them to relevant antigens or epitopes before reinjection into the patient. The effects of Dendritophages loaded with a recombinant protein, tumor cell lysates which are a type of cell extract, or epitopes have been or are currently being studied in Phase 1/2 clinical trials. We have been jointly developing one of our products based on Dendritophages, UVIDEM, with sanofi-aventis. We completed patient enrollment in two Phase 2 clinical trials of UVIDEM for the treatment of melanoma and in the fourth quarter of 2007 started a new Phase 2 clinical trial of UVIDEM. We reported on interim Phase 2 results of UVIDEM at the ASCO meeting in June 2007 and the iSBTc meeting in November 2007. Following sanofi aventis’ notice of its decision to terminate its participation in the UVIDEM development program, we have put further development of the program on hold. We also have a second product candidate based on Dendritophages, COLLIDEM, which completed Phase 1/2 development for the treatment of colorectal cancer.

Advantages of Our Approaches

We believe that our immunotherapy products represent a significant innovation in the development and delivery of cancer therapeutics and consider them to be complementary to existing approaches for the following reasons:

•	Multiple and Complementary Product Categories. We use different innovative approaches to fight cancer. We use both ex-vivo and in-vivo activation of immune cells to stimulate and enhance the body’s natural defenses. We have product candidates designed to destroy residual cancer cells, such as our macrophage activators and our MAK-based products, and product candidates designed to prevent tumor recurrence, such as our synthetic-peptides-based or Dendritophage-based cancer treatments.

•	Unique Macrophage-Based Approach. To our knowledge, we are the only company that is developing products based on activation of macrophages. This includes our L-MTP-PE.

•	Benefits of Ex-Vivo Engineering of Dendritophages. Our Dendritophages are produced outside the body and therefore in isolation from the potential negative effects of cancer on dendritic cell function. As a result, we believe that they should continue to function after injection into a cancer patient to trigger a broad immune response.

•	Potential Product Synergies. Our immune system stimulants, such as L-MTP-PE, have independent therapeutic activity as well as the potential to enhance the activity of some of our Cell Drugs. If successful, these products could be used alone and in combination, increasing their potential value.

•	Low Toxicity and Well-Tolerated. Unlike chemotherapy and other conventional cancer treatments, our multiple approaches to immunotherapy have been shown in clinical trials to have low toxicity and to be well-tolerated.

•	Potential to Treat a Wide Variety of Cancers. Because our MAK cells are not tumor specific and because our Dendritophages can be loaded with a variety of antigens or synthetic peptides, we are able to develop new product opportunities for the treatment of a variety of cancers.

•	Use of Epitopes in Vaccine Development. By selectively modifying epitopes included in our synthetic vaccines, we believe we can enhance the desired immune response, and by using multiple epitopes from multiple tumor-associated antigens, increase the likelihood that the vaccine will continue to elicit an effective immune response.

Product Development Programs

We have submitted applications in the United States and the European Union requesting approval to market L-MTP-PE, our lead product development candidate, for use in the treatment of newly diagnosed resectable high-grade osteosarcoma patients in combination with multiple agent chemotherapy. We received a not approvable letter from the FDA with respect to L-MTP-PE in August 2007 and we are working to respond to questions raised by the FDA in the letter from the FDA, which we would submit in an amended NDA. We are also working to respond to questions regarding the MAA filed with the EMEA that were raised by the CHMP following the oral explanation hearing in January 2008. Our preclinical and clinical stage product development programs are summarized in the following table. We are focusing our research and development activities primarily on L-MTP-PE and clinical planning for IDM-2101. In order to contain our expenses, we have put on hold further development of our other product candidates, including UVIDEM, COLLIDEM and BEXIDEM, until collaborative partners can be found or other funding for these programs becomes available.

Primary
Product Candidate	Description	Indication(s)	Status*	Marketing Rights

Product Candidates to Destroy Residual Cancer Cells
L-MTP-PE/MEPACT	Liposomal muramyl-tripeptide phosphatidylethanol- amine	Osteosarcoma	NDA filed in U.S.; MAA filed in EU	IDM Pharma, Medison Pharma (Israel) and Genesis Pharma (South East Europe)
BEXIDEM	MAK	Bladder cancer	Phase 2	IDM Pharma
Product Candidates to Stimulate an Immune Response and Prevent Tumor Recurrence
UVIDEM	Dendritophage + melanoma tumor cell lysates	Melanoma	Phase 2	IDM Pharma
IDM-2101	Multiple tumor-associated CTL epitopes	Non-Small Cell Lung cancer	Phase 2	IDM Pharma
COLLIDEM	Dendritophages + tumor associated antigen peptides	Colorectal cancer	Phase 1/2	IDM Pharma

*	Human clinical trials are usually conducted in three sequential phases that may overlap. In Phase 1, the drug is typically introduced into healthy human subjects to determine the initial safety profile, identify side effects and evaluate dosage tolerance, distribution and metabolism. In Phase 2, the drug is studied in a limited patient population with the target disease to determine preliminary efficacy and optimal dosages and to expand the safety profile. In certain cases, regulatory authorities may permit Phase 1 and Phase 2 to be combined into a single Phase 1/2 trial by accepting a Phase 2 protocol in which the first few patients are more specifically tested for safety and tolerance. This is particularly true in instances where it may be inappropriate to conduct Phase 1 studies in normal volunteers, such as is the case with our cellular products. In Phase 3, large-scale comparative trials are conducted in patients with the target disease to provide sufficient data for the proof of efficacy and safety required for product approval by regulatory agencies. Regulatory authorities may permit Phase 2 and Phase 3 trials to be combined into a single Phase 2/3 trial by accepting a protocol that typically includes a planned interim analysis after an initial group of patients (Phase 2) is treated to help guide a decision about continuation or modification for the Phase 3 portion. Preclinical studies involve laboratory evaluation of product characteristics and laboratory and/or animal studies to assess the potential efficacy and safety of the product, as well as development of manufacturing processes for clinical production.

Our Clinical Stage Products

Our Product Candidates to Destroy Residual Cancer Cells

L-MTP-PE for Treatment of Osteosarcoma.  L-MTP-PE is an immune system stimulant that we are developing for the treatment of osteosarcoma, which is a rare aggressive bone tumor that occurs primarily in adolescents and young adults. Current standard therapy includes surgical removal of the primary tumor and systemic chemotherapy prior to and after surgery. Long-term disease-free survival can be achieved in approximately 60-65% of patients diagnosed without metastases. The others will relapse, typically with metastases in the lungs. When the lung nodules can be completely removed, the 5-year survival rate is between 20% and 45%, but is reduced to less than 5% for those patients that are inoperable. The incidence of osteosarcoma is low, with approximately 1,000 new cases per year in the United States, mostly among children and adolescents, allowing L-MTP-PE to qualify for orphan drug designation in the United States for this disease in 2001. We also received orphan drug designation for L-MTP-PE for treatment of osteosarcoma in the European Union in 2004. This designation allows us to benefit from certain advantages during product development and defined years of market exclusivity after marketing approval in both geographies. Financial advantages include reduced or waived fees associated with the filing of an MAA and we can also benefit from tax incentives for as much as 50% of clinical development costs.

A randomized Phase 3 study of L-MTP-PE for the treatment of newly diagnosed osteosarcoma in combination with a three- or four-drug chemotherapy regimen was conducted by COG under an investigational new drug application, or IND, granted by the FDA and held by the National Cancer Institute, prior to our purchase of L-MTP-PE in 2003. Statistical analyses indicate that the use of L-MTP-PE prolongs the disease-free and overall survival of osteosarcoma patients. L-MTP-PE is currently limited for clinical investigational use only; its safety and efficacy have not been approved for commercial distribution by any regulatory agencies.

Six hundred and seventy-eight patients with newly diagnosed non-metastatic resectable high grade osteosarcoma were treated with L-MTP-PE in combination with chemotherapy following surgery at a dose between 2mg/m2 and 2mg/m2 + 2mg twice a week for 12 weeks and then once a week for 24 weeks. With a median follow up of almost 5 years, patients receiving L-MTP-PE had a significant improvement in Disease Free Survival, or DFS, (p=0.0245) and Overall Survival, or OS, (p=0.0183). At 6 years, the probability of survival when L-MTP-PE is combined with adjuvant chemotherapy is 77% (95%CI:72-83%) compared to 66% (95%CI:59-73%) without L-MTP-PE. There was an approximately 30% reduction in the risk of death for patients who received L-MTP-PE in combination with chemotherapy, a clinically meaningful finding in pediatric population where the longer the survival, the greater the chance that the patient is cured of cancer. Additional survival data from the COG (median follow-up 7.7 years) support the survival benefit of L-MTP-PE in the treatment of non-metastatic osteosarcoma. L-MTP-PE was generally well tolerated. The most common adverse events include chills, fever, nausea, vomiting, myalgia, headache, tachycardia (fast heart rate) hypo- and hypertension, fatigue and shortness-of-breath, generally mild to moderate in nature and consistent with the activation of monocytes and macrophages by L-MTP-PE.

In a single-arm non-randomized Phase 2 trial conducted at M.D. Anderson Cancer Center, patients with recurring lung metastases who had been rendered disease free by surgical excision were given either 12 or 24 weeks of L-MTP-PE therapy. The median time to relapse for 16 patients who had received 24 weeks of L-MTP-PE was 9.0 months, compared to 6.8 months for 12 patients receiving 12 weeks of therapy and 4.5 months for a historical control group of 21 patients that had been treated post-operatively with chemotherapy. Of the patients that received L-MTP-PE for 24 weeks, 56% survived five years after completion of therapy, compared to 25% of patients who received 12 weeks of treatment. Only two of 21 patients in the control group, or 9.5%, experienced long-term survival. The significance of the survival data should be interpreted with caution since the historic control group had a higher proportion of patients who had only one surgical procedure for the removal of pulmonary metastases. Had subsequent thoracotomies been performed, those patients may have survived longer. The 12 and 24 week L-MTP-PE treatment groups are more comparable in the number of surgical procedures performed per patient. The most significant side effects included chills, fever, headache, muscular pain and fatigue, all of which decreased with subsequent administrations. In a second Phase 2 study conducted at M.D. Anderson Cancer Center and Memorial Sloan-Kettering Cancer Center, patients with relapsed osteosarcoma were treated with a combination of L-MTP-PE and ifosfamide. This study demonstrated that L-MTP-PE and ifosfamide can be administered together safely and provided the basis for proceeding to the randomized Phase 3 study in newly diagnosed osteosarcoma patients.

Overall, almost 400 patients with advanced malignancies have been treated in Phase 1/2 trials with L-MTP-PE, of whom more than half were under an IND and for whom we have detailed data. In general, L-MTP-PE demonstrated acceptable tolerability, even when administered once weekly up to six months. These studies, conducted in the United States, Canada, Belgium, Germany and France, established the safety profile of L-MTP-PE and provided information for dosing schedules.

Preclinical studies with L-MTP-PE demonstrated tumor regression in mice with lung and lymph node disease and 36% long-term survival (greater than one year) in dogs with spontaneous osteosarcoma treated with a combination of surgery, chemotherapy and L-MTP-PE. We believe L-MTP-PE may have potential for treatment of other types of cancer, because it targets pulmonary macrophages. We anticipate we may explore its use in the treatment of cancers that are prone to lung or liver metastases, such as breast, gastrointestinal and renal cancers.

In October 2006, we submitted an NDA in eCTD format to the FDA for L-MTP-PE, requesting approval for its use in the treatment of patients with newly diagnosed resectable high-grade osteosarcoma patients in combination with multiple agent chemotherapy. The FDA accepted the NDA file for substantive review, on a standard review basis, contingent upon our commitment to provide pharmacokinetic data for the to-be-marketed L-MTP-PE product. The pharmacokinetic data in the submission were collected following administration of the product previously manufactured by Ciba-Geigy Ltd., now Novartis. The additional data that we have committed to obtain will provide information on the pharmacokinetic behavior of the IDM Pharma manufactured product when administered in the clinical setting. In November 2006 we submitted an MAA for L-MTP-PE to the EMEA.

The FDA’s ODAC, met on May 9, 2007 and voted 12 to 2 that the results of the Phase 3 trial did not provide substantial evidence of effectiveness of L-MTP-PE in the treatment of patients with non-metastatic, resectable osteosarcoma receiving combination chemotherapy. On July 23, 2007, following a meeting with the FDA, we announced that we would collect, analyze and submit additional data for L-MTP-PE to the FDA, in an amendment to the NDA. On August 27, 2007, the FDA, considering ODAC’s recommendation, issued a not approvable letter to us after completing the review of the NDA for L-MTP-PE. In this letter, the FDA requested data from additional clinical trials to demonstrate the benefit of L-MTP-PE, as well as information or clarification with respect to other sections of the NDA. While we do not have sufficient resources necessary to complete additional clinical trials, we will continue to work with the FDA and expect to file an amendment to the NDA in the fourth quarter of 2008.

We attended an oral explanation hearing before the CHMP regarding the MAA on January 23, 2008. The CHMP considered, in a non-binding opinion, that the data presented by us suggested a possible clinical benefit in terms of survival. However, the CHMP requested clarification of the existing data in order to gain assurance about the quality of the data before drawing any final conclusions from the data presented. In addition, we are required to address a number of remaining questions relating to chemistry, manufacturing and controls. The CMC questions are specifically related to characterization of impurities in the API and extended stability of the product in its final usage form. As a result of the CHMP’s non-binding opinion, we were granted a clock stop, or time extension, to allow us additional time to respond to all the remaining questions regarding the MAA. We expect to receive a final opinion from the CHMP in the third quarter of 2008 and a final decision from the European Commission in the fourth quarter of 2008.

The timing of marketing approval of L-MTP-PE is subject to risks and uncertainties beyond our control. These risks and uncertainties regarding product approval and commercialization include the timing of the drug regulatory agencies’ review of the regulatory filing, including the amendment to the NDA and the ongoing MAA review by the EMEA, our ability to respond to questions and concerns raised by the drug regulatory agencies in a manner satisfactory to the drug regulatory agencies, the time needed to respond to any issues raised by the drug regulatory agencies during the review of regulatory submissions for L-MTP-PE, and the possibility that the drug regulatory agencies may not consider preclinical and clinical development work and existing safety and efficacy data, the Phase 3 study design, conduct and analysis, or with respect to the FDA, the drug comparability analysis between the drug used in the Phase 3 study and the drug manufactured by us as adequate or valid for their assessment of L-MTP-PE. These factors may cause delays in review, may result in the regulatory authorities requiring us to conduct additional clinical trials or may result in a determination by the regulatory authorities that the data do not support marketing approval. As a result, we may not receive necessary approvals from the FDA, the EMEA or similar drug regulatory agencies for the marketing and commercialization of L-MTP-PE when expected or at all, and, even if L-MTP-PE is approved by regulatory authorities, there is a further risk that one of our manufacturers encounters delays or will not be able to manufacture L-MTP-PE.

BEXIDEM for Treatment of Superficial Bladder Cancer.  BEXIDEM is a cell-based immunotherapeutic consisting of MAK cells derived from a patient’s own white blood cells. This Cell Drug has been developed as an adjuvant treatment after transurethral resection, or TUR, for patients with superficial bladder cancer.

The initial treatment for patients with superficial bladder cancer is surgical removal of tumors by TUR, which is often sufficient for low-risk tumors. The risk of recurrence and progression of the disease is correlated to the stage and grade of tumors as well as to their number. Intravesical therapies are most often used after TUR in patients with multiple tumors, with recurrent tumors or with high-risk tumors. BCG, an immunostimulant initially developed as a vaccine to prevent tuberculosis, is a commonly used treatment for superficial bladder tumors, especially certain aggressive tumors. Several studies have shown that BCG therapy following tumor removal, compared to tumor removal alone, provides therapeutic benefit. However, recurrence-free survival is only observed in about half of treated patients. Furthermore, significant toxicities are associated with BCG intravesical therapy. As a result, many bladder cancer patients fail BCG therapy or are unable to complete it because of toxicity. There is therefore considerable unmet medical need for treatment of recurring superficial bladder cancer.

In a pilot Phase 1/2 study, we evaluated the ability of BEXIDEM to reduce tumor recurrence in superficial bladder cancer. Based upon proof of concept in this trial demonstrating a good tolerance of the intravesical treatment and potential clinical efficacy provided the basis for commencement of a European, multicenter, open-label, randomized Phase 2/3 study that compares BEXIDEM to intravesical BCG therapy in patients with intermediate to high risk of recurrence of superficial papillary bladder cancer after complete transurethral resection. We completed the recruitment of 138 patients for the Phase 2 stage of this study in Europe in December 2005. All patients completed the treatment in the second half of 2006.

In November 2005, we filed a Special Protocol Assessment, or SPA, request for a Phase 2/3 clinical study of BEXIDEM planned in the United States. The SPA is a process that provides the trial sponsor with binding written agreement from the FDA that the design and analysis of the study are adequate to support a license application submission if the study is performed according to the SPA specifications. We received the SPA in June 2006. This randomized, controlled, multi-center pivotal trial plans to include approximately 300 patients with superficial bladder cancer with a history of failure of BCG therapy. The primary endpoint is time to recurrence.

We do not plan to proceed with further development of BEXIDEM until a collaborative partner can be found or other funding becomes available.

Products to Prevent Tumor Recurrence

UVIDEM for Treatment of Melanoma.  UVIDEM is a Cell Drug made from a patient’s own cells and consists of Dendritophages loaded with melanoma cell antigens using cell lines licensed to us by third parties. UVIDEM has been developed in Phase 2 clinical trials for the treatment of melanoma. We have been jointly developing UVIDEM with sanofi-aventis. Following sanofi-aventis’ notice of its decision to terminate its participation in the UVIDEM development program, we have put further development of the program on hold.

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

We completed enrollment in two Phase 2 clinical trials in 2007 and started a new Phase 2 clinical trial of UVIDEM in melanoma in the fourth quarter of 2007. The first Phase 2 clinical trial, which was conducted in the United States, included 38 patients with malignant melanoma and was meant to assess UVIDEM’s clinical activity and safety in patients with in-transit or low volume metastatic melanoma. The second Phase 2 clinical trial completed in 2007, was conducted in Europe, is a randomized trial to compare the induction of immune responses by UVIDEM alone or in combination with low doses of pegylated interferon alpha in 53 patients with stage 2/3 melanoma patients. We reported on interim Phase 2 results of UVIDEM at the ASCO meeting in June 2007 and the iSBTc meeting in November 2007.

Previously, we completed a randomized Phase 2 study that compared immune responses with two different versions of UVIDEM in stage IV melanoma patients. Out of the 49 treated patients, no significant adverse events related to the treatment were reported. Disease stabilizations were observed in 10 patients representing 20% of all treated patients. Furthermore, 14 patients out of 40 who were analyzed were immune responders.

We also completed a single arm Phase 1/2 study in 15 patients with stage IV metastatic melanoma using Dendritophages loaded with melanoma antigens. The product was well-tolerated with no major product-related toxicities reported. Increases in immune responses were detected after administration of UVIDEM in some patients. Signs of activity were observed, with one patient in complete remission for more than 18 months and one patient with stable disease for 10 months.

IDM-2101 for Non-Small Cell Lung Cancer.  The current course of treatment for lung cancer includes surgery, if appropriate, followed by various regimens of radiation and chemotherapy to try to destroy cancer cells. High dose chemotherapy causes well-known adverse side effects such as hair loss, decreased function of various organs, and a substantial suppression of the immune system, leading to susceptibility to infection.

IDM-2101 is composed of multiple tumor-specific CTL epitopes that were selected from tumor-associated antigens. Some of the epitopes have been modified to create analogs in order to enhance the potency of the T cell response induced by the vaccine. IDM-2101 is delivered as an injection of peptide epitopes in combination with conventional adjuvant. In addition, the vaccine candidate includes the PADRE universal helper T cell epitope we have licensed from Pharmexa.

In a Phase 1/2 clinical trial of IDM-2101, a therapeutic, multi-epitope in NSCLC and colorectal cancer patients, final safety data showed that IDM-2101 was safe and well tolerated in the 24 patients who were treated. Final immunogenicity data from the patients analyzed showed that IDM-2101 was immunogenic and effective at inducing strong and broad CTL responses in at least 50% of the patients.

Based on these immune responses, a Phase 2 clinical protocol was initiated in advanced stage NSCLC patients. The primary endpoints for this trial are safety and overall survival, with progression-free survival, and immunogenicity of vaccine epitopes being secondary endpoints. In February 2006 we determined that the number of patients enrolled and treated in the study represented a sufficient study population to guide our future development of IDM-2101, and the study was closed to further enrollment earlier than initially planned. In addition, the clinical protocol was amended to extend the treatment of patients who completed one-year on study without disease progression, to allow for a second course of treatment. Additional follow up data will be obtained from this protocol amendment, which will also help us to assess potential benefit.

We presented preliminary data on the immune responses in the Phase 2 trial at the iSBTc meeting held in Los Angeles in October 2006. These data confirm the data from the Phase 1/2 trial, showing the vaccine to be immunogenic, inducing broad CTL responses that were detected out to one year. We reported on early Phase 2 results of IDM-2101 at the ASCO meeting in June, 2007 and the iSBTc meeting in November 2007. We are currently in the planning phase for possible further clinical development of IDM-2101, although we do not plan to proceed with further development of IDM-2101 until a collaborative partner can be found or other funding becomes available.

COLLIDEM for Treatment of Colorectal Cancer.  COLLIDEM is a Cell Drug for which we have completed Phase 1/2 development for the treatment of advanced colorectal cancer. COLLIDEM is composed of Dendritophages that have been loaded with six CTL epitopes from three tumor associated antigens, or TAA, including two proprietary native epitopes and four modified, or analog, epitopes. Tolerance to TAA, which is a failure of the immune system to recognize the cancer as diseased tissue, may be broken by using these analog epitopes which enhance the potency of the T cell response. The dendritic cells are also loaded with PADRE as an immunostimulant. A control antigen is included to assess general immune function in the patients.

The peptides used in COLLIDEM represent tumor-associated antigens that are expressed in breast, colon and lung cancers, with the highest expression of antigens being in colon cancer. These peptides, in combination with our Dendritophages, have been shown to induce potent immune responses ex -vivo, and one of the peptides, in combination with dendritic cells, has been shown to induce immune responses that were correlated with clinical responses in patients with colon cancer.

We completed a Phase 1/2 trial of COLLIDEM and reported the results of that trial at the ASCO Gastrointestinal Cancers Symposium in January 2006. This pilot study in very advanced patients met its end point showing a well-tolerated treatment with the induction of immune responses. We do not plan to proceed with further development of COLLIDEM until a collaborative partner can be found or other funding becomes available.

Product Manufacturing

We rely on two methods for manufacturing our product candidates: outsourcing and in-house manufacturing.

L-MTP-PE and IDM-2101 are product candidates for which we rely on outsourced manufacturing.

MTP-PE is the API in L-MTP-PE. MTP-PE is a fully synthetic analogue of muramyldipeptide, a naturally occurring component of bacterial cell walls that is synthesized in a multi-step process. L-MTP-PE is a liposomal formulation of MTP-PE combined with two synthetic lipids, a type of organic compound. When saline is added to the final product, the lipids form liposomes, which are spherical vessels used to deliver MTP-PE to macrophages and monocytes. In seeking regulatory approval for L-MTP-PE, we have established outsourcing arrangements with third parties to provide us with our supply and manufacturing needs for commercialization of L-MTP-PE.

L-MTP-PE manufacture involves the acquisition of the API and excipients, which are then dissolved in a specialized solvent, mixed, filtered and finally lyophilized in vials. Currently we have contracts with third-party suppliers for the manufacture of the API and final product formulation, fill and finish for L-MTP-PE. We also have agreements with several other suppliers that perform the key analytical and quality control tests necessary for the release of L-MTP-PE. The excipients are obtained via purchase orders.

While we have identified alternate suppliers that could provide these products and services, should the ability of our current contractors to manufacture and test MTP-PE and/or L-MTP-PE be impaired or otherwise limited, we do not have any agreements or current arrangements with these alternate suppliers. Delays or impairment of our ability to continue manufacturing L-MTP-PE could be caused by physical damage or impairment of our supplier facilities, failure to renew manufacturing agreements with them or other unforeseen circumstances. Such impairment could significantly impact our ability to commercialize L-MTP-PE should we receive regulatory approval to do so. Despite our having already identified potential alternative suppliers, it would take a significant amount of time and resources to initiate and validate all of the required processes and activities to bring any new supplier on-line, resulting in interruptions in the availability of L-MTP-PE.

For our IDM-2101 vaccine candidate, the peptides are assembled using standard chemistry for solid phase peptide synthesis. The 10 peptides are dissolved into one of three solvent systems, and the three peptide-containing pools are sterilized by filtration. Under aseptic conditions, the three peptide pools are combined and then homogenized with an adjuvant to form the IDM-2101 drug product.

For in-house manufacturing, we rely on licensing and collaboration agreements with our partners to supply us with certain ancillary components and raw materials required for our manufacturing processes, including biological products, chemical compounds, antibodies and antigens.

We have developed an efficient manufacturing process for generating our Cell Drugs. Under this process, white blood cells are collected from a patient at a clinical site and then stimulated ex-vivo at our manufacturing facilities. In the stimulation process for MAK cell products, white blood cells are cultured for seven days in a solution containing a stimulating factor called Granulocyte Macrophage Colony Stimulating Factor, or GM-CSF, that causes them to transform into macrophages. Later in the process, a synthetic version of gamma interferon, a natural compound that activates macrophages, is added in order to enhance the ability of the macrophages to kill cancer cells. We have also developed a similar process for producing Dendritophages, during which white blood cells are cultured for seven days in a solution containing GM-CSF and IL-13. Together, these compounds cause white blood cells to transform into Dendritophages. Both of these processes are undertaken in centralized manufacturing facilities under GMP conditions.

We rely on external suppliers for the production of IL-13, which is used in the manufacturing of our Dendritophage product candidates. We believe that we currently possess enough IL-13 for our short- to medium-term needs. However, once any of our Dendritophage product candidates enter into Phase 3 clinical trials, we will require a supply of IL-13 that conforms to GMP. We have an agreement with Biotecnol aimed at developing a GMP compliant IL-13 manufacturing process, which is described in more detail under “Collaboration Agreements and Licenses” below.

We also rely on external suppliers for the production of melanoma cell-line lysates which are used in the manufacturing of UVIDEM. We believe that we currently possess enough lysates for our short-term needs since we have put on hold further development of UVIDEM.

In the past, we have been able to produce large quantities of Cell Drugs, which can be divided into individual doses and frozen for delivery and subsequent administration. We have produced Cell Drugs in our own facilities for our research and development programs, preclinical testing and clinical trials. Following manufacture, the final product is shipped to the clinical center for administration to the patient. At December 31, 2007, we had one clinical scale manufacturing facility operational in Paris, France, and a second such facility in Irvine, California. However, following sanofi-aventis’ notification to us on December 26, 2007 of its decision to terminate its participation in the UVIDEM program, we made the decision to close our facility in Paris which we expect to be completed by the end of the second quarter of 2008.

Marketing and Sales

We currently have limited marketing, sales or distribution capabilities. We plan to market L-MTP-PE and other immunotherapy products either directly or through collaborations with third parties. We have initiated such collaborations through our agreement with Medison Pharma for the distribution of L-MTP-PE in Israel and with Genesis Pharma for the distribution of L-MTP-PE in South East Europe. We are currently evaluating the possibility of commercializing L-MTP-PE in other geographic areas through collaborations with other third parties. If we were to commercialize any of our products ourselves, we would have to develop marketing and sales capabilities on our own or hire a third party to provide sales personnel instead of developing our own staff.

Collaboration Agreements and Licenses

We plan to continue to develop collaborations with academic and non-academic institutions and pharmaceutical companies as appropriate to secure access to specific technologies and compounds that we require for our research and development. We rely heavily on our collaboration partners to aid us in clinical trials, manufacturing our products and for certain proprietary technology. If our product candidates receive marketing approval, we may also rely on collaboration partners to market our products. In addition, in the ordinary course of our business, we enter into collaborations with third parties for the conduct of clinical trials and for the supply and production of certain of our product candidates or their components. Our principal collaborations and licenses are described below.

Collaboration with sanofi-aventis

In July 2001, we entered into an agreement, referred to as the 2001 Agreement, with sanofi-aventis, a French pharmaceutical company, for the development and commercialization of up to 20 Cell Drugs over a 10-year period. For each Cell Drug for which sanofi-aventis chooses to exercise the joint development option under the collaboration, we will receive milestone payments and reimbursement of certain expenses, as described below. In return, upon securing marketing approval for any Cell Drug developed under the collaboration, sanofi-aventis will have a further option for an exclusive worldwide license to commercialize that product.

In connection with the 2001 Agreement, sanofi-aventis invested approximately $33 million in our subsidiary and as a result of the Combination, owned approximately 7.9% of our outstanding common stock as of December 31, 2007.

Sanofi-aventis has remaining options to participate in the clinical development of up to eight (or up to two per year) Cell Drugs through 2011. With respect to any Cell Drug Program, sanofi-aventis’ option is exercisable at the beginning of clinical development of the product related to that program, following presentation by us to sanofi-aventis of a satisfactory development plan including proof of concept in vitro and safety in-vivo.

For all but two of the 20 Cell Drug Programs, sanofi-aventis would be obligated to pay us an up-front payment upon exercising its option for any Cell Drug Program and further milestone payments would be paid upon successful completion of Phase 1, 2 and 3 clinical trials (followed by a decision to commercialize). Sanofi-aventis may select the two Cell Drug Programs for which such payments are not required, but the two programs may not be chosen consecutively.

With respect to each of the Cell Drug Programs, sanofi-aventis would be obligated to pay us a final milestone payment once marketing approvals for a selected product have been obtained. Part of this payment would be made upon obtaining FDA approval and the rest upon obtaining approval from the EMEA or from the regulatory authorities of a certain number of countries in Europe. The precise amount to be paid would be determined when such regulatory approvals are granted and would reflect the marketing potential of the specific product. In addition, the amount may be supplemented later to reflect increased market potential, expansion of the product’s indications or the territory for which it is approved. The Company does not have any current plans to develop Cell Drug product candidates.

We retain all operational responsibility for the development of any Cell Drug Program that may be selected by sanofi-aventis, which we would carry out in accordance with the development plan decided upon at the time the option is exercised. Sanofi-aventis would bear all costs of clinical development (other than certain intellectual property costs), which it would become obligated to pay beginning on the date on which it exercises its option.

At any stage of development, sanofi-aventis may terminate its participation in a given Cell Drug Program without penalty and without affecting its ability to exercise its remaining options with respect to other Cell Drug Programs, in which case all rights to such Cell Drug Program will automatically revert to us. Should we then seek a partner to develop such Cell Drug Program, sanofi-aventis would have a right of first refusal exercisable with respect to no more than three Cell Drug Programs over any offer made by such potential partner in connection with such Cell Drug Program, including the right to replace such partner within 60 days. If sanofi-aventis chooses not to exercise this right of first refusal, we would be allowed to enter into the contemplated collaboration with a third party only in accordance with the terms and conditions presented to sanofi-aventis.

Generally, in case of disagreement concerning the conduct of a Cell Drug Program, we would be able to reclaim sanofi-aventis’ rights over the results of such Cell Drug Program upon paying sanofi-aventis an amount set by an appointed expert. However, in case of a disagreement over the continued development of a Cell Drug Program for new or expanded indications, either partner may undertake further clinical development unilaterally at its own cost and would receive a royalty from the other party.

Upon securing marketing approval for a product developed under a Cell Drug Program, sanofi-aventis would have an option for an exclusive worldwide license, with the right to sub-license, to commercialize that product. If sanofi-aventis does not exercise this option, all rights to the product will automatically revert to us. Our compensation for granting commercialization rights to sanofi-aventis would consist solely of the transfer price we would obtain for acting as exclusive manufacturer of the relevant product. This transfer price would comprise: (i) the supply cost, including all royalties due to third parties, (ii) royalties due to us on net sales, and (iii) trademark royalties. If the supply costs, as determined by an independent expert, exceed a certain percentage of the sale price, the total transfer price would be increased correspondingly up to a maximum percentage of the sale price. Upon reaching such maximum percentage, if no agreement is reached as to how to proceed, sanofi-aventis may abandon commercialization of such product, whereupon all rights to the product will revert automatically to us, although we will not be allowed to commercialize on the basis of a transfer price lower than the one proposed to sanofi-aventis. If the supply cost decreases, we would share the resulting additional profit margin equally with sanofi-aventis.

If sanofi-aventis decides not to commercialize a product, or otherwise fails to commercialize the products in the United States or the European market, all rights to such products in such market would revert to us upon notification to sanofi-aventis. Sanofi-aventis may discontinue commercialization at any time without penalty, at which time all rights will automatically revert to us.

On December 21, 2001, sanofi-aventis exercised one development option under article 3.7 of the 2001 Agreement for the ongoing development of UVIDEM for treatment of melanoma. On December 26, 2007, sanofi-aventis notified us of its decision to terminate its participation in the UVIDEM development program and we have put further development of the program on hold. In March 2008, we and sanofi-aventis entered into an agreement, referred to as the Settlement Agreement, aimed at resolving the various pending or potential issues related to the UVIDEM development program. All rights to the UVIDEM development program have reverted to us, and sanofi-aventis has no further rights to that program (including any right of first refusal). In accordance with the terms of the Settlement Agreement, sanofi-aventis retains its rights with respect to our cell therapy programs other than the UVIDEM program under the 2001 Agreement, although we do not currently have any such programs in development or plans to conduct any further development. The agreement provides that sanofi-aventis will pay the research and development costs of the UVIDEM development program for the first quarter of 2008 and an additional amount related to the shut down of the UVIDEM program.

Prior to the 2001 Agreement, we had entered into a protocol with sanofi-aventis, referred to as the 1999 Protocol, which was replaced by an agreement signed on November 30, 2001, referred to as the IL-13 Agreement. Under the IL-13 Agreement, sanofi-aventis agreed to provide us with a non-exclusive license to IL-13 intellectual property to meet our requirements through commercialization, including a right to sub-license with sanofi-aventis’ approval. In exchange, sanofi-aventis was issued shares in our subsidiary, IDM Pharma S.A., and granted warrants to purchase additional shares of IDM Pharma S.A. capital stock. These warrants were exercised on August 12, 2005, prior to the Combination, in exchange for a new license agreement for our use of IL-13 in Phase 3 clinical trials and for the commercialization of our products using IL-13. This exercise was recorded as an increase of our stockholders’ equity for $2.0 million, corresponding to the value of the stock received by sanofi-aventis calculated using the fair value of our shares in the Combination. The license to IL-13, which was valued at the same amount, was written off as an impairment charge in the third quarter of 2005 in accordance with our established policies since it had no alternative future use.

To the extent that we and/or one of our partners other than sanofi-aventis sell any products using IL-13, whether for therapeutic or non-therapeutic use, we will pay royalties to sanofi-aventis. The IL-13 Agreement will remain in force until the expiration of the last IL-13 patent. However, it may be terminated upon termination of the 2001 Agreement, at which point the 1999 Agreement would come into force again, resulting primarily in an increase in the amount of our royalty obligations on products using IL-13 and the re-entry into force of sanofi-aventis’ option for an exclusive license to commercialize those products in Europe, or under various other circumstances.

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

In consideration for Medarex’s granting of the licenses and certain payments made by Medarex, IDM Pharma S.A. issued shares and units to Medarex, pursuant to the Unit Purchase Agreement signed with Medarex in July 2000. Each “unit” comprised one IDM Pharma S.A. share and 19 warrants, each warrant giving the right to subscribe for one bond convertible into or redeemable for one IDM Pharma S.A. share, at a price of $10.01 per bond, from September 11, 2002 through September 10, 2012. These warrants were exercised on August 12, 2005, prior to the Combination, all of the bonds were converted, and Medarex owned approximately 10.4% of our outstanding common stock as of December 31, 2007.

License Agreement with Novartis

In March 2003, we entered into an asset purchase agreement with Jenner Biotherapies, Inc., or Jenner. Pursuant to the terms of the agreement, we purchased certain of Jenner’s assets, which included our lead product candidate, L-MTP-PE, and an exclusive worldwide license from Ciba-Geigy Ltd., now known as Novartis, covering patent rights to compounds that we use in the production of L-MTP-PE. These assets were acquired by issuing IDM Pharma S.A. shares with a fair value of $3.1 million. The asset purchase was consummated in April 2003. The purchase consideration was allocated to the L-MTP-PE license, which was determined to have alternative future use and is included in Patents, Trademarks and Other Licenses (see Note 4). Under the license agreement, we are required to make certain milestone payments with respect to L-MTP-PE totaling $2.75 million, none of which has been recorded in our financial statements as of December 31, 2007 because the payment is triggered by the achievement of gross profit related to L-MTP-PE. As of December 31, 2007, we believe that we have achieved two milestones totaling $750,000 that could be payable in the event L-MTP-PE is successfully commercialized. Pursuant to the license agreement, the total milestones payable in any year with respect to all such milestones shall not exceed twenty-five percent of the gross profit of L-MTP-PE in any year, with the balance being carried forward to later years without incurring interest. We also agreed to pay royalties with respect to net sales of L-MTP-PE, which royalties will be reduced by an established percentage upon the expiration of certain patent protection in accordance with the terms of the license. A portion of the milestone payments will be credited against these royalty obligations. Unless earlier terminated, the license agreement shall continue on a country-by-country and product-by-product basis until there are no remaining royalty payments in each country covered by the patents obtained under the agreement. In most countries the remaining patents expired in 2007 and, under the terms of the agreement, the royalties payable will be reduced. In addition to certain standard termination clauses, we may terminate the agreement with respect to any patent upon 60 days’ written notice.

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

We have been pursuing IL-13 development in collaboration with Biotecnol since April 2003, based on a Letter of Intent we executed with Biotecnol on March 2003. In November 2003, we and Biotecnol entered into an IL-13 Development and Manufacturing Agreement, referred to as the 2003 Agreement. This agreement aims at developing a GMP IL-13 process and its future manufacturing and is effective for five years, commencing upon the release of the first finished product batch which meets the contractual specifications and includes recombinant IL-13 formulated in vials usable for Phase 3 clinical trials, referred to as clinical grade IL-13.

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

In connection with sanofi-aventis’ termination of its participation in the UVIDEM development program and our decision to put further development of UVIDEM on hold, we provided notice in February 2008 to Biotecnol regarding termination of the 2003 Agreement. The termination was effective on February 21, 2008.

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

We have an Intellectual Property Licensing and Framework Agreement with Institut de Recherche Pierre Fabre and Pierre Fabre Médicament S.A., together, referred to as Pierre Fabre, under which we have a worldwide exclusive license for the use of FMKp, a certain portion of the membrane of a specific bacteria, as a maturation agent for our Dendritophages. Pierre Fabre agreed to supply us with necessary quantities of research grade FMKp and back-up compounds for our research and development activities at no additional cost, and with clinical trial supplies of FMKp at a price to be negotiated between the parties. Under this agreement, we paid Pierre Fabre up-front payments and agreed to pay an annual maintenance fee as well as milestone payments. We further agreed to pay Pierre Fabre success fees when Cell Drugs requiring FMKp are marketed. However, following sanofi-aventis’ notification to us on December 26, 2007 of its decision to terminate its participation in the UVIDEM development program, we have stopped all development of Cell Drugs.

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

Pursuant to an asset purchase agreement, dated November 23, 2005, as amended on December 30, 2005, with Pharmexa, we sold specific assets related to our infectious disease programs and certain other assets to Pharmexa for $12,028,000 in net cash. In connection with the asset sale, we also entered into two separate, fully paid up perpetual license agreements with Pharmexa, which guarantee us continuing rights to use the PADRE® and Epitope Identification System (EIS®) technologies, included in the assets to be acquired by Pharmexa, in the cancer field. In addition, we entered into a three-year services agreement with Pharmexa, which will provide certain services required by us for our ongoing clinical trials of our IDM-2101 product candidate for non-small cell lung cancer, as well as access to expertise and know how related to epitope identification. In September 2006, we notified Pharmexa that we would not renew the service portion of the agreement.

Government Research Funding

In 2003, we received a grant through a French Government sponsored program to conduct research related to dendritic cell therapy in solid tumors.

A European Union research grant related to our Dendritophage and liposomal KSA technologies was received in December 2003. We expect to receive approximately $0.2 million as a final payment under this grant in 2008.

In January 2007, we received $0.4 million on a grant through a new French Government sponsored program to conduct research and clinical studies related to macrophages with antibodies and cancer vaccine antigen formulations. Of the $0.4 million received, $55,000 was recognized as revenue as of December 31, 2007 and the remaining balance is deferred revenue. As a result of the decision to shut down our operations in Paris, France, we will cancel this grant, which we have the right to do with 30-days notice without penalty. Upon cancellation, we may have to refund any advance payments received for work it has not yet performed, although we do not believe we will have to refund any advance payments based on work we have performed on the project.

Acquisition of Certain Assets from Jenner Biotherapies

In March 2003, we entered into an Asset Purchase Agreement with Jenner Biotherapies, Inc., a biotechnology company, now dissolved, that was devoted to the development of cancer vaccines and macrophage activators. Pursuant to the terms of the agreement, we purchased certain assets of Jenner Biotherapies, including its lead product candidate, L-MTP-PE, and various agreements, patents, licenses and other intellectual property rights associated with Jenner Biotherapies’ cancer vaccine programs. The assets were acquired for shares in our subsidiary, IDM Pharma S.A., and Jenner’s successors now own shares of our common stock as a result of the Combination.

Intellectual Property

Patents

Patents and other proprietary rights are critical to our business. We maintain a policy of filing patent applications to protect our technology and products, including our Cell Drugs and other product candidates, processes for preparing our product candidates, pharmaceutical compositions containing such products and, in the United States, methods of treatment of the human body. Some of our patent applications cover key technologies underlying the products in our developmental pipeline and are issued or pending in jurisdictions that are key to our business. We classify our patents and proprietary rights into four groups: dendritic cells, macrophages, cellular technology and immuno-designed molecules. The dendritic cell group contains patents and applications related to Dendritophages. The macrophage group of patents focuses on monocyte-derived macrophages and protects methods for their preparation and their use, including combinations with antibodies. The cellular technology group of patents contains patents and applications protecting different methods or kits usable for preparation of dendritic cells as well as for macrophages. The immuno-designed molecules family of patents represents immune system stimulants and new complexes allowing for efficient modification of cells. It also includes the patents acquired from Jenner Biotherapies, in particular those covering L-MTP-PE, Jenact and certain tumor antigens, such as prostate specific antigen, or PSA, and KSA. These patents will expire on dates ranging from November 2012 to April 2024.

Our policy is to extend patent coverage to countries that represent market opportunities for our products and/or our technology, in order to be able to sell licenses or form partnering alliances for joint development of our technologies in related fields. We also rely on trade secrets, confidentiality agreements and other measures to protect our technology and products.

The original patents covering L-MTP-PE have expired and the one U.S. patent relating specifically to liposomal formulation of L-MTP-PE was to set expire in November 2007. However, we were granted an interim patent extension that extended the expiration until November 2008. We expect to be able to extend this U.S. patent an additional four years to November 2012. We have perfected in the U.S. and Europe a patent application related to an improved process for making L-MTP-PE that, if issued, will expire in 2026. If we receive regulatory approval for L-MTP-PE and choose to commercialize it, we will have a seven-year period of marketing exclusivity for L-MTP-PE for the treatment of osteosarcoma in the United States as a result of L-MTP-PE’s designation as an orphan drug for osteosarcoma by the FDA. This seven-year period would begin on the date that our marketing application for L-MTP-PE is approved by the FDA. During this period, the FDA would be barred from approving a third-party’s marketing application for the same drug for the same application. The FDA would not, however, be barred from approving a third-party’s marketing application for L-MTP-PE for a type of cancer other than osteosarcoma or for a drug other than L-MTP-PE for the treatment of osteosarcoma, if it is shown to be more effective. Similarly, we will have a 10-year marketing exclusivity in Europe as a result of L-MTP-PE’s designation as an orphan drug for osteosarcoma by the EMEA. The orphan drug designation in the United States and Europe for L-MTP-PE and the manufacturing process patent may not provide us with adequate protection from competitive products.

Most issued patents granted, or deemed to be granted, by the European Patent Office, or EPO, can be validated as individual patents in eight key countries within Europe. As a result of multi-country validation of our EPO patents (coupled with our issued patents and patent applications in non-European countries), our patent portfolio comprised, as of January 2008, a total of 170 issued patents and 113 patent applications.

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

Trademarks

As of February 2008, we have 17 trademarks, including trademarks registered in the United States, Canada, France, Switzerland, Australia, Japan, Israel and Hungary, as well as Community Trademarks registered in all of the countries of the European Union. Our portfolio includes the MEPACT trademark registered in the United States, the European Union, Switzerland and Hungary.

We have also filed a trademark application in the European Union covering the IDM Pharma logo.

We are in the process of reducing our intellectual property portfolio to reduce costs and to more closely match our intellectual property protection with our current product development strategies. Accordingly, only those patents or trademarks that directly protect MEPACT and IDM-2101 are currently planned to be maintained.

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

Regulation of Clinical Trials

Human clinical trials are usually conducted in three sequential phases that may overlap. In Phase 1, the drug is typically introduced into healthy human subjects or patients with the disease to be treated to determine the initial safety profile identify side effects and evaluate dosage tolerance, distribution and metabolism. In Phase 2, the drug is studied in a limited patient population with the target disease to determine preliminary efficacy and optimal dosages and to expand the safety profile. In certain cases, regulatory authorities may permit Phase 1 and Phase 2 to be combined into a single Phase 1/2 trial by accepting a Phase 2 protocol in which the first few patients are more specifically tested for safety and tolerance. This is likely to occur when it would not be appropriate to conduct Phase 1 studies on healthy human subjects, as is the case with our cellular products. In Phase 3, large-scale comparative trials are conducted in patients with the target disease to provide sufficient data for the proof of efficacy and safety required by regulatory agencies for marketing approval. Regulatory authorities may permit Phase 2 and Phase 3 to be combined into a single Phase 2/3 trial by accepting a Phase 3 protocol in which a limited group of patients is first treated, and the results are evaluated. The total number of patients to be studied in order for the Phase 3 trial to be significant is determined based on these results. Post marketing clinical trials may also be needed for purposes such as to elucidate the incidence of adverse reactions, to explore a specific pharmacological effect, or to obtain more information of a circumscribed nature. In most countries, clinical trials must be conducted in accordance with the Good Clinical Practices requirements published by the International Conference on the Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use.

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

Since 1938, the regulation, for commercialization of new drugs in the United States has been based on the NDA submittal process. The FDA’s Center for Drug Evaluation and Research, or CDER, is responsible for reviewing and approving L-MTP-PE as an oncology drug product under an NDA since L-MTP-PE is classified as a small molecule drug after it was reclassified by the FDA from classification as a biological drug. The goals of the NDA are to provide enough information to permit FDA reviewer to assess the following key aspects:

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

In the European Union, a comparable legislative framework was established to promote the development of products for rare and serious diseases in 1999. A medicinal product will qualify for orphan drug treatment in the European Union if its sponsor shows in an application to the EMEA that the drug is intended for the treatment of a disease affecting not more than five in 10,000 persons in the European Union and that there currently exists no satisfactory method of treating the condition. Orphan drug designation in the European Union gives the possibility to benefit from a ten-year exclusive marketing period during which no directly competitive similar products could be placed on the European Union market, as well as regulatory fee exemptions and other incentives to commercialization. Our lead product candidate, L-MTP-PE, has received orphan drug designation for osteosarcoma in both the United States and the European Union.

A centralized procedure has been created in the European Union since 1995 for the regulatory approval of specified human medicinal products such as L-MTP-PE. This procedure prescribes a single application, a single evaluation and a single authorization allowing a company to market its therapeutic product in all the Member States of the European Union. Given that our Cell Drugs are novel treatments, we are not certain whether they would be able to benefit from this regulation. If they cannot, then we would have to apply for regulatory approval in individual Member States of the European Union. Should we obtain approval in a particular Member State, we may be able to benefit from a European Union mutual recognition procedure for other Member States.

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

If we receive regulatory approval and are successful in marketing our product candidates, including our lead product candidate, L-MTP-PE, in the United States, we will be subject to strict regulation of labeling, advertising, promotion, marketing, product distribution and post marketing surveillance. In the United States, such regulation of drug products and biologics is monitored and enforced by the FDA and the Federal Trade Commission, or FTC. The FDA and FTC have broad enforcement powers relating to the regulation of areas including direct-to-consumer advertising, off-label promotion and industry sponsored scientific and educational activities. Violations of current regulations can result in warnings, orders to correct regulatory shortcomings, seizures of products, injunctions and criminal prosecution.

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

Competition

The biotechnology and pharmaceutical sector is characterized by rapidly evolving technology and intense competition. Many entities, including pharmaceutical and biotechnology companies, academic institutions and other research organizations have products on the market and are actively engaged in the discovery, research and development and commercialization of immunotherapy and other novel approaches and products for the treatment of cancer. Should L-MTP-PE or any of our product candidates be approved for marketing, they would most likely directly compete, on an indication-by-indication basis, against other immunotherapy products, and to a lesser extent against more established cancer therapies, including chemotherapy and hormonal therapy.

Several biotechnology companies have products that utilize similar technologies and/or personalized medicine techniques for the treatment of cancer. Dendreon Corporation’s most advanced cancer vaccine, Provenge, completed two Phase 3 clinical trials for prostate cancer and the company completed its BLA filing in November 2006, and Dendreon received a complete response letter from the FDA in May 2007. AVAX Technologies Inc.’s autologous therapeutic platform vaccines are in clinical trials for melanoma and non-small cell lung cancer and commercially approved in Switzerland for melanoma. Intracel’s OncoVax, currently approved for administration in the Netherlands, Switzerland and Israel, is in a pivotal Phase 3 trial in the U.S. for colon cancer. Cell Genesys Inc.’ GVAX vaccine that includes genetically modified tumor cells, is currently in a Phase 3 trial for prostate cancer and in trials for acute and chronic myelogenous leukemia and pancreatic cancer. Antigenics Inc’s. Oncophage, containing peptides isolated from the patient’s tumor, completed Phase 3 trials in kidney cancer and melanoma.

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

Financial Information About Geographic Areas

Long-lived Assets

Other than goodwill, which is 100% held at our U.S. parent level, since the Combination on August 16, 2005 approximately 94% of our long-lived assets, including, property, patents, trademarks and other intangible assets, and research and development tax credits, were held at our French subsidiary, IDM Pharma S.A.

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

Employees

As of December 31, 2007, we had 36 full-time employees in the United States. Of this total, 24 were research and development staff and 12 were general and administrative staff. In January 2008, we terminated a number of employees in the United States as a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program. We currently have 23 full-time employees in the U.S.

As of December 31, 2007, our French subsidiary, IDM Pharma S.A. had 32 full-time and 1 part-time employees in France. Of this total, 24 were research and development staff and 9 were general and administrative staff. Employment contracts with all of our employees in France are subject to the provisions of the French Convention Collective de l’Industrie Pharmaceutique (the Collective Agreement for the Pharmaceutical Industry).

We are currently in the process of closing our operations in France and terminating all of our employees at this location, a process we expect to have completed by the end of the second quarter of 2008.

Available Information

Our website address is www.idm-pharma.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information contained on, or accessible through, our website is not part of this annual report or our other filings with the SEC.

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

Our lead product candidate, L-MTP-PE, may never obtain regulatory approval.

We submitted an NDA to the FDA for L-MTP-PE, requesting approval for its use in the treatment of newly diagnosed resectable high grade osteosarcoma patients following surgical resection in combination with multiple agent chemotherapy. In August 2007, the FDA issued a not approvable letter to us after completing the review of the NDA for L-MTP-PE. In this letter, the FDA requested data from additional clinical trials to demonstrate the benefit of L-MTP-PE, as well as information or clarification with respect to other sections of the NDA. We are continuing to work to collect and analyze patient follow up data from the Phase 3 clinical trial of L-MTP-PE conducted by the COG and to respond to other questions in the not approvable letter from the FDA, which we would submit in an amended NDA. We expect to file an amendment to the NDA in the fourth quarter of 2008.

We submitted an MAA for MEPACT to the EMEA in November 2006. We attended an oral explanation hearing before the CHMP regarding the MAA on January 23, 2008. The CHMP considered, in a non-binding opinion, that the data presented by us suggested a possible clinical benefit in terms of survival. However, the CHMP requested clarification of the existing data in order to gain assurance about the quality of the data before drawing any final conclusions from the data presented. In addition, we are required to address a number of remaining questions relating to chemistry, manufacturing and controls. As a result of the CHMP’s non-binding opinion, we were granted a clock stop, or time extension, to allow us additional time to respond to all the remaining questions regarding the MAA. We expect to receive a final opinion from the CHMP in the third quarter of 2008 and a final decision from the European Commission in the fourth quarter of 2008.

If a single randomized trial is intended to support a marketing application, the trial should be well designed, well conducted, internally consistent and provide statistically persuasive efficacy findings, and a second trial would be ethically or practically impossible to perform. The L-MTP-PE marketing applications include efficacy and safety data from one Phase 3 clinical trial conducted by the COG sponsored by the NCI completed prior to our purchase of L-MTP-PE from Jenner in 2003, and data from preclinical, Phase 1 and Phase 2 studies. Regulatory authorities in the United States and the European Union may not consider preclinical and clinical development work conducted by Ciba-Geigy, or safety and efficacy data and analyses from several Phase 1/2 and Phase 3 clinical trials, or the Phase 3 study design, conduct and analysis to be adequate or valid for their assessment of L-MTP-PE. These factors may cause significant delays in review, may result in the regulatory authorities requiring us to conduct additional pre-clinical or clinical trials, or may result in a determination by the regulatory authorities that the quality, safety and/or efficacy data do not support marketing approval.

We may not be able to collect, analyze and submit additional data in an amendment to the NDA for L-MTP-PE in the fourth quarter of 2008, if at all. Further, it is possible that the additional data will not support the benefit of L-MTP-PE in the treatment of non-metastatic osteosarcoma, will not allow a more robust analysis of L-MTP-PE, will not continue to support the overall survival benefit of L-MTP-PE in osteosarcoma, and may not provide substantial evidence for the potential regulatory approval of L-MTP-PE.

Other risks relating to regulatory approval of L-MTP-PE include our ability and time needed to respond to questions raised during review with regard to regulatory submissions for L-MTP-PE. We may not be able to address outstanding issues of the FDA, the EMEA or any other regulatory authority in a timely fashion, or at all. For instance, the FDA’s not approvable letter related to the NDA for L-MTP-PE requested data from additional clinical trials to demonstrate the benefit of L-MTP-PE, and we do not have sufficient financial, operational and other resources necessary to complete additional clinical trials. If we are not able to address these issues to the satisfaction of the applicable regulatory authorities, we may not receive necessary approvals for the marketing and commercialization of L-MTP-PE when expected or at all. We do not expect any regulatory approval of L-MTP-PE to occur before late 2008.

Manufacturing of L-MTP-PE and L-MTP-PE components for IDM Pharma by third party suppliers is based in part on the specifications and processes established before the Phase 3 trial. We have produced L-MTP-PE materials that meet the same specifications as the product used in pivotal clinical trials. We submitted data showing comparability of the new (IDM Pharma) and the old (Ciba-Geigy) materials in the NDA and MAA so that the data generated during preclinical and clinical development can be used to support regulatory marketing approval. If the applicable regulatory authority does not accept our assessment of the comparability results, the approval in the intended geographies would be delayed.

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

Even if we receive regulatory approval for L-MTP-PE, we may not be able to commercialize it immediately or market it successfully.

We expect to depend, in the medium term, on the commercialization of L-MTP-PE for the majority of our revenues, assuming that L-MTP-PE receives regulatory approval. L-MTP-PE is the only product candidate for which we have submitted a marketing application. Any revenues generated will be limited by our ability to, in time, develop our own commercial organization or find a partner for the distribution of the product. In addition, the ability to obtain appropriate pricing and reimbursement for L-MTP-PE, and the rate of adoption of the product are risks associated with the commercialization of L-MTP-PE. We may also face competition from new treatment or new investigational approaches with existing therapies.

We currently do not have operational sales and marketing infrastructure for L-MTP-PE and may not have secured this capability immediately following receipt of any regulatory approval for L-MTP-PE. In order to commercialize L-MTP-PE, we may need to find a partner who has EU and US operational commercial abilities or otherwise arrange for the commercialization ourselves. If we are unable to commercialize L-MTP-PE promptly after receipt of any regulatory approval for L-MTP-PE, any delay would materially adversely affect our business and financial position due to reduced or delayed revenues from L-MTP-PE sales.

L-MTP-PE has received orphan drug designation in the United States and in Europe, which would provide us with a seven-year period of exclusive marketing in the United States commencing on the date of FDA approval and a 10-year period of exclusive marketing in Europe commencing on the date of EMEA approval. This would apply only to osteosarcoma, the indication for which L-MTP-PE has been designated as an orphan product. However, we may lose this marketing exclusivity should a new treatment be developed which is proven to be more effective than L-MTP-PE. In addition, although our patent protecting the liposomal formulation of L-MTP-PE was set to expire in November 2007 in the United States. We expect to be able to extend it until November 2012. The European patents for the liposomal formulation of L-MTP-PE expired in 2005 and certain other patents covering the active ingredient in L-MTP-PE expired at the end of 2003. As a result, if a competitor develops a new formulation for L-MTP-PE, we may face generic competition following the expiration of market exclusivity under the orphan drug designation, which we expect to occur in 2014 with respect to the United States and 2017 with respect to Europe. If we are not able to commercialize L-MTP-PE successfully, we may not bring to market our other product candidates for several years, if ever, and our prospects will be harmed as a result.

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

We will continue to spend substantial amounts on research and development, including amounts spent for manufacturing clinical supplies, conducting clinical trials for our product candidates, and advancing development of certain sponsored and partnered programs and the commercialization of L-MTP-PE once it has received regulatory approval. While we have taken appropriate steps designed to contain such expenses, we cannot be certain that we will reduce our expenses sufficiently in light of our available funds, and we will nonetheless need to raise additional funding. We do not have committed external sources of funding and may not be able to obtain any additional funding, especially if volatile market conditions persist for biotechnology companies. We believe our existing cash resources, including approximately $12.9 million raised through a private placement of our common stock in February 2007 and approximately $25.0 million raised in a registered direct offering in June 2007 are sufficient to meet our cash requirements into the first half of 2009, based on our current operating plan. Our future operational and capital requirements will depend on many factors, including:

•	whether we are able to secure additional financing on favorable terms, or at all;

•	the costs associated with, and the success of, obtaining marketing approval and, as applicable, pricing approval, for L-MTP-PE for the treatment of osteosarcoma in the United States, Europe and other jurisdictions and the timing of any such approval;

•	the success or failure of the product launch and commercialization of L-MTP-PE;

•	the costs associated with the launch and the commercialization of L-MTP-PE in the United States, Europe and other jurisdictions upon obtaining marketing approval;

•	the costs associated with our clinical trials for our product candidates, including our lung cancer vaccine candidate;

•	progress with other preclinical testing and clinical trials in the future;

•	our ability to establish and maintain collaboration and license agreements and any government contracts and grants;

•	the actual revenue we receive under our license agreements;

•	the time and costs involved in obtaining regulatory approvals for our products;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and any other proprietary rights;

•	competing technological and market developments; and

•	the magnitude of our immunotherapeutic product discovery and development programs.

We will likely seek additional funding, which may be accomplished through equity or debt financings, government research grants and/or collaboration and license agreements and we are considering various business alternatives, including merger and acquisition transactions. We have engaged JMP Securities, an investment bank, to advise us in exploring alternatives available to us with respect to a possible merger or acquisition transaction. We may not be able to obtain additional financing or accomplish any other business transaction we decide to pursue on terms that are favorable to us or at all. For example, the terms of the February 2007 $12.9 million private placement of our common stock include various penalties equal to up to approximately $1.6 million on an annual basis that may become due if, among other things, the resale registration statement we have filed in connection with that private placement is not available for resale by the purchasers in the private placement and under certain other conditions set forth in the unit purchase agreement related to the private placement. In addition, we may not be able to enter into additional collaborations to reduce our funding requirements. If we acquire funds by issuing securities, dilution to existing stockholders will result. If we raise funds through additional collaborations and license agreements, we will likely have to relinquish some or all of the rights to our product candidates or technologies that we may have otherwise developed ourselves.

Our failure to obtain additional funding may require us to delay, reduce the scope of or eliminate one or more of our current research and development projects, sell certain of our assets (including one or more of our drug programs or technologies), sell our company, or dissolve and liquidate all of our assets. For example, given constraints on our cash resources, we have put on hold further development of UVIDEM, BEXIDEM, COLLIDEM and IDM-2101 candidates as we devote existing capital to the development of our lead product candidate, L-MTP-PE.

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

Our product candidates other than L-MTP-PE are at early stages of development, and we may fail to develop and successfully commercialize safe and effective treatments based on these products or other technology. For each product candidate, we must demonstrate safety and efficacy in humans through extensive clinical testing, which is very expensive, can take many years and has an uncertain outcome. We may experience numerous unforeseen events during or as a result of the testing process that could delay or prevent testing or commercialization of our products, including:

•	the results of preclinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;

•	after reviewing test results, we may abandon projects that we might previously have believed to be promising;

•	after reviewing test results, our collaborators may abandon projects that we might believe are still promising and we would either have to bear the operating expenses and capital requirements of continued development of our therapeutic cancer vaccines or abandon the projects outright or put them on hold as we have done with our UVIDEM development program following sanofi-aventis’ termination of its participation in the program;

•	we, our collaborators or government regulators may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks;

•	clinical trials may be delayed as a result of difficulties in identifying and enrolling patients who meet trial eligibility criteria;

•	safety and efficacy results attained in early human clinical trials may not be indicative of results that are obtained in later clinical trials; and

•	our product candidates may not have the desired effects or may have undesirable side effects that preclude regulatory approval or limit their commercial use, if approved.

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

Our revenues and operating results have fluctuated in the past, and our revenues and operating results are likely to continue to do so in the future. This is due to the non-recurring nature of these revenues, which in the past have been derived principally from payments made under the collaboration agreement with sanofi-aventis and from government grants and contracts. As a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program and our decision to close operations of our Paris subsidiary, where the majority of our government grants and contracts were awarded and performed, we expect revenues in the near term to be primarily derived from investment income and to be significantly less than in prior years.

In connection with the private placement we completed on February 20, 2007 and the registered direct offering we completed on June 20, 2007, we issued warrants to purchase 782,568 and 2,594,844 shares of common stock (including those shares issued to he placement agent in the registered direct offering), respectively. Upon a Change in Control (as defined in the warrant agreements) in which we receive all cash consideration, we (or the successor entity) shall purchase any unexercised warrants from the holder thereof for cash in an amount equal to its value computed using the Black-Scholes-Merton pricing model with prescribed guidelines. Initially, the warrants are exercisable for five years from the respective dates of issuance and may be exercised in cash or on a cashless exercise basis.

At each balance sheet date we will adjust the instruments to their estimated fair value using the Black-Scholes-Merton pricing model formula and utilizing several assumptions including: historical stock price volatility, risk-free interest rate, remaining maturity, and the closing price of our common stock, with the change in value recorded as a non-cash interest expense. Fluctuations in the market price of our common stock between measurement periods will have an impact on the revaluations, the results of which are highly unpredictable and may have a significant impact on our results of operations.

Our history of operating losses and our expectation of continuing losses may hurt our ability to reach profitability or continue operations.

We have experienced significant operating losses since our inception. Our cumulative net loss was $198.1 million as of December 31, 2007. It is likely that we will continue to incur substantial net operating losses for the foreseeable future, which may adversely affect our ability to continue operations. We have not generated revenues from the commercialization of any product. All of our revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants, certain asset divestitures and interest income. Substantially all of our revenues through at least 2008 are expected to result only from investment income. To achieve profitable operations, we, alone or with collaborators, must successfully identify, develop, register and market proprietary products. We do not expect to generate revenues from the commercialization of any product until late 2008 or early 2009 at the earliest, assuming that one or more regulatory agencies approve L-MTP-PE’s commercialization, which may not occur when expected or at all. We may not be able to generate sufficient product revenue to become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or yearly basis.

If we lose our key management personnel or are unable to attract and retain qualified personnel, it could delay or hurt our research and product development efforts.

We are dependent on the principal members of our management staff, including Mr. Timothy P. Walbert, President and Chief Executive Officer, Mr. Robert J. De Vaere, Senior Vice President and Chief Financial Officer, Dr. Jeffrey W. Sherman, M.D., FACP, Senior Vice President, Research and Development and Chief Medical Officer, and Mr. Timothy C. Melkus, Senior Vice President, Business Development and Operations. We have previously entered into employment contracts and retention agreements with the aforementioned management staff, which we believe provide them incentives to remain as employees with us, although there can be no assurance they will do so. We do not maintain key person life insurance on the life of any employee. Our ability to develop our products and achieve our other business objectives also depends in part on the continued service of our key management personnel and our ability to identify hire and retain additional qualified personnel. We do not have employment agreements with most of our non-management personnel. However, we have entered into retention bonus arrangements with certain of our employees, which we believe provide them incentives to remain as employees with us, although there can be no assurance they will do so. There is intense competition for qualified personnel in chemistry, biochemistry, molecular biology, immunology and other areas of our proposed activities, and we may not be able to continue to attract and retain such personnel necessary for the development of our business. Because of the intense competition for qualified personnel among technology-based businesses, particularly in the Southern California area, we may not be successful in adding technical personnel as needed to meet the staffing requirements of additional collaborative relationships. Our failure to attract and retain key personnel could delay or be significantly detrimental to our product development programs and could cause our stock price to decline.

Unexpected or undesirable side effects or other characteristics of our products and technology may delay or otherwise hurt the development of our drug candidates, or may expose us to significant liability that could cause us to incur significant costs.

Certain product candidates may produce serious side effects. If our product candidates prove to be ineffective, or if they result in unacceptable side effects, we will not be able to successfully commercialize them and our prospects will be significantly and adversely affected. In addition, there may be side effects in our current or future clinical trials that may be discovered only after long-term exposure, even though our safety tests may indicate favorable results. We may also encounter technological challenges relating to these technologies and applications in our research and development programs that we may not be able to resolve. Any such unexpected side effects or technological challenges may delay or otherwise adversely affect the development, regulatory approval or commercialization of our drug candidates.

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

We will need to enter into and maintain collaborative arrangements with pharmaceutical and biotechnology companies or other strategic partners both for development and for commercialization of potential products in markets where it would be too costly or complex to do so on our own. If we are not able to enter into new collaborations on acceptable terms, we may be forced to abandon development and commercialization of some product candidates and our business will be harmed.

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

L-MTP-PE manufacture involves the acquisition of the API and excipients, which are then dissolved in a specialized solvent, mixed, filtered and finally lyophilized in vials. Currently we have contracts with third-party suppliers for the manufacture of the API and final product formulation, fill and finish for L-MTP-PE. We also have agreements with several other suppliers that perform the key analytical and quality control tests necessary for the release of L-MTP-PE. The excipients are purchased via purchase orders.

While we have identified alternate suppliers that could provide these products and services, should the ability of our current contractors to manufacture and test MTP-PE and/or L-MTP-PE be impaired or otherwise limited, we do not have any agreements or current arrangements with these alternate suppliers. Delays or impairment of our ability to continue manufacturing L-MTP-PE could be caused by physical damage or impairment of our supplier facilities, failure to renew manufacturing agreements with them or other unforeseen circumstances. Such impairment could significantly impact our ability to commercialize L-MTP-PE should we receive regulatory approval to do so. Despite our having already identified potential alternative suppliers, it would take a significant amount of time and resources to initiate and validate all of the required processes and activities to bring any new supplier on-line, resulting in interruptions in the availability of L-MTP-PE.

We have one sole source supplier for a component of our IDM-2101 product candidate. This material is not supplied under a long-term contract but we have not had difficulties obtaining the material in a timely manner in the past. The supplier also provides the same material to other customers and we do not believe we are at risk of losing this supplier. We have several other suppliers that are currently our sole sources for the materials they supply, though we believe alternate suppliers could be developed in a reasonable period of time.

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

Our product candidates under development address a range of cancer markets. The competition in these markets is formidable. Our potential products would also compete with a range of novel therapies either under development or recently introduced onto the market, including monoclonal antibodies, cancer vaccines and cell therapy, gene therapy, angiogenesis inhibitors and signal transduction inhibitors. The strongest competition is likely to come from other immunotherapies (such as monoclonal antibodies) and, to a lesser extent, from chemotherapeutic agents and hormonal therapy.

An important factor in competition may be the timing of market introduction of our product candidates and competitive products. Accordingly, the relative speed with which we can develop vaccines, complete the clinical trials and approval processes and supply commercial quantities of the vaccines to the market is expected to be an important competitive factor. We expect that competition among products approved for sale will be based, among other things, on product effectiveness, safety, reliability, availability, price and patent position. We cannot predict whether our products will compare favorably with competitive products in any one or more of these categories.

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

•	train, manage, motivate and retain our employee base

•	accurately forecast demand for, and revenues from, our product candidates, particularly L-MTP-PE; and

•	expand existing operational, financial and management information systems to support our development and planned commercialization activities and the multiple locations of our offices.

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

We will be exposed to currency exchange risk with respect to the U.S. dollar in relation to the euro, because a significant portion of our operating expenses will be incurred in euros. This exposure may increase if we expand our operations in Europe in connection with the marketing of any approved products. We have not entered into any hedging arrangements to protect our business against currency fluctuations. We will monitor changes in our exposure to exchange rate risk that result from changes in our situation. If we do not enter into effective hedging arrangements in the future, our results of operations and prospects could be materially and adversely affected by fluctuations in foreign currency exchange rates.

The volatility of the price of our common stock may adversely affect stockholders.

The market prices for securities of biotechnology companies, including our common stock, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are not necessarily related to the operating performance of such companies. From August 16, 2005, when we began trading on the NASDAQ Global Market under our new trading symbol “IDMI” through December 31, 2007, the closing stock price of our common stock ranged from $0.79 to $9.27 and has been and will continue to be influenced by general market and industry conditions. In addition, the following factors may have a significant effect on the market price of our common stock:

•	The development and regulatory status of our product candidates, particularly L-MTP-PE;

•	whether we are able to secure additional financing on favorable terms, if at all;

•	announcements of technological innovations or new commercial immunotherapeutic products by us or others;

•	governmental regulation that affects the biotechnology and pharmaceutical industries in general or us in particular;

•	developments in patent or other proprietary rights by us;

•	receipt of funding by us under collaboration and license agreements and government grants;

•	developments in, or termination of, our relationships with our collaborators and licensees;

•	public concern as to the clinical results and/or the safety of drugs developed by us or others; and

•	announcements related to the sale of our common stock or other securities.

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

Our executive officers and directors, in the aggregate, beneficially own approximately 0.5% of the shares of our common stock as of December 31, 2007. Moreover, Palo Alto Investors, LLC, Medarex, and sanofi-aventis currently own approximately 29.3%, 10.4%, and 7.9%, respectively, of the total shares of our common stock outstanding as February 28, 2008. As a result, Palo Alto Investors LLC, Medarex and sanofi-aventis, and our other principal stockholders, executive officers and directors, should they decide to act together, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors, distribution of dividends, changes to our bylaws and other important decisions, such as future equity issuances. To our knowledge, Palo Alto Investors LLC, Medarex, and sanofi-aventis have not, nor have any of our other principal stockholders, entered into any voting agreements or formed a group as defined under the Securities Exchange Act of 1934, or the Exchange Act.

This significant concentration of share ownership in a limited number of investors may adversely affect the trading price of our common stock because investors often perceive such a concentration as a disadvantage. It could also have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other transactions that could be otherwise favorable to our stockholders.

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

We have a 40,000 square feet U.S. facility located in an industrial building in Irvine, California. Our lease was renewed for five years in 2004 and will end in November 2009. The U.S. facility includes office space and a cell processing manufacturing center that complies with the FDA’s GMP requirement for manufacturing investigational new drugs.

In France, our facilities are situated in an industrial building located in Paris. These facilities comprise approximately 14,000 square feet and include a GMP facility for the production and storage of Cell Drugs (in compliance with the European Good Manufacturing Practices) and office space. We hold our facilities under three 3-year leases renewable until August 31, 2009, and May 15, 2015.

As a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program and our decision to close operations of our Paris subsidiary, we are currently evaluating options, such as sub-leasing, with respect to our facilities in France, in order to minimize the financial impact of this decision.

Item 3.	Legal Proceedings

We are not a party to any legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock (NASDAQ symbol “IDMI”) is traded publicly through the NASDAQ Global Market. The following table presents quarterly information on the price range of our common stock. This information indicates the high and low closing sale prices reported by the NASDAQ Global Market. These prices do not include retail markups, markdowns or commissions.

	High	Low

2008
First Quarter (through March 17)	$3.81	$0.59
2007
Fourth Quarter	$1.64	$0.79
Third Quarter	$2.90	$1.48
Second Quarter	$9.27	$2.59
First Quarter	$3.30	$2.38
2006
Fourth Quarter	$3.80	$2.60
Third Quarter	$3.51	$2.25
Second Quarter	$6.40	$2.98
First Quarter	$6.25	$2.77

As of March 17, 2008, there were approximately 166 stockholders of record of our common stock. We have never declared or paid dividends on our common stock and do not anticipate the payment of dividends in the foreseeable future.

For information concerning prior stockholder approval of and other matters relating to our equity incentive plans, see Item 12 in this Annual Report on Form 10-K.

Stock Price Performance Graph(1)

The following graph shows a comparison of the total cumulative returns of an investment of $100 in cash for the period of December 31, 2001 through December 31, 2007, in (i) our common stock, (ii) the Nasdaq US Index and (iii) the Nasdaq Pharmaceuticals Index. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The graph assumes that all dividends have been reinvested (to date, we have not declared any dividends).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
(PERFORMANCE CHART)

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

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In millions, except for net loss per share)

Statement of Operations Data:
Operating revenues	$14.6	$11.3	$8.5	$5.8	$6.1
Net loss	(18.3)	(23.5)	(39.2)	(31.7)	(18.4)
Net loss per share — basic and diluted	(0.87)	(1.75)	(3.84)	(4.35)	(2.56)

	As of December 31,
	2007	2006	2005	2004	2003
	(In millions)

Balance Sheet Data:
Working capital	$21.0	$4.5	$22.4	$37.2	$40.9
Total assets	40.1	24.4	42.9	55.3	65.8
Long-term obligations	1.7	1.0	0.8	0.4	0.3
Stockholders’ equity	26.0	10.2	28.7	42.5	55.1

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a biopharmaceutical company focused on the development of innovative cancer products that either destroy cancer cells by activating the immune system or prevent tumor recurrence by triggering a specific adaptive immune response. We are dedicated to maximizing the full therapeutic and commercial potential of each of our innovative products to address the needs of patients and the physicians who treat these patients. We were incorporated in Delaware in July 1987.

Our lead product candidate, L-MTP-PE, also called MEPACT in Europe, is part of a family of immunotherapeutic agents that activate the body’s natural defenses. L-MTP-PE activates macrophages in-vivo (inside the body), in order to enhance their ability to destroy cancer cells. We are developing L-MTP-PE for the treatment of osteosarcoma, the most common type of bone cancer. This rare, aggressive bone tumor principally affects adolescents and young adults. L-MTP-PE has received orphan drug designation in the United States and the European Union for this indication, permitting it to benefit from a set of laws encouraging the development of treatments for rare diseases. In October 2006, we submitted a New Drug Application, or an NDA, in electronic Common Technical Document (eCTD) format to the U.S. Food and Drug Administration, referred to as the FDA, for L-MTP-PE, requesting approval for its use in the treatment of newly diagnosed resectable high-grade osteosarcoma patients in combination with multiple agent chemotherapy.

The FDA accepted the NDA file for substantive review in December 2006, on a standard review basis, contingent upon our commitment to provide pharmacokinetic data for the to-be-marketed L-MTP-PE product. The pharmacokinetic data in the submission were collected following administration of the product previously manufactured by Ciba-Geigy. The additional data that we have committed to obtain will provide information on the pharmacokinetic behavior of the IDM Pharma manufactured product when administered in healthy volunteers. As soon as the final report of the pharmacokinetic data is available, it will be provided to the FDA.

We submitted a Marketing Authorization Application, or MAA, for MEPACT to the European Medicines Agency, or EMEA in November 2006. The EMEA determined the application is valid and the review procedure was started in late November 2006.

The L-MTP-PE marketing applications include efficacy and safety data from 678 patients with non-metastatic resectable osteosarcoma, 332 of whom received L-MTP-PE, and from 115 patients with metastatic or unresectable osteosarcoma, 39 of whom received L-MTP-PE in the controlled Phase 3 clinical trial conducted by the Pediatric Oncology Group, or POG and the Children’s Cancer Group, or CCG, now combined to form the COG, sponsored by the National Cancer Institute, or NCI. The biological effects and safety of L-MTP-PE are further supported by data from 9 Phase 1 and 2 clinical studies performed by Ciba-Geigy in which an additional 248 patients received at least one dose of L-MTP-PE.

The FDA’s ODAC met on May 9, 2007 and voted 12 to 2 that the results of the Phase 3 trial did not provide substantial evidence of effectiveness of L-MTP-PE in the treatment of patients with non-metastatic, resectable osteosarcoma receiving combination chemotherapy. On July 23, 2007, following a meeting with the FDA, we announced that we would collect, analyze and submit additional data for L-MTP-PE to the FDA, in an amendment to the NDA. On August 27, 2007 the FDA, considering ODAC’s recommendation, issued a not approvable letter to us after completing the review of the NDA for L-MTP-PE. In this letter, the FDA requested data from additional clinical trials to demonstrate the benefit of L-MTP-PE, as well as information or clarification with respect to other sections of the NDA. While we do not have sufficient resources necessary to complete additional clinical trials, we will continue to work with the FDA and expect to file an amendment to the NDA in the fourth quarter of 2008.

Updated Phase 3 data on L-MTP-PE was presented at the CTOS meeting in November 2007. Also, data from our L-MTP-PE compassionate use program was presented at the November 2007 meeting of the International Society of Pediatric Oncology, or SIOP.

We attended an oral explanation hearing before the CHMP, the scientific committee of the EMEA, regarding the MAA on January 23, 2008. The CHMP considered, in a non-binding opinion, that the data presented by us suggested a possible clinical benefit in terms of survival. However, the CHMP requested clarification of the existing data in order to gain assurance about the quality of the data before drawing any final conclusions from the data presented. In addition, we are required to address a number of remaining questions relating to chemistry, manufacturing and controls. As a result of the CHMP’s non-binding opinion, we were granted a clock stop, or time extension, to allow us additional time to respond to all the remaining questions regarding the MAA. We expect to receive a final opinion from the CHMP in the third quarter of 2008 and a final decision from the European Commission in the fourth quarter of 2008.

The timing of marketing approval of L-MTP-PE is subject to risks and uncertainties beyond our control. These risks and uncertainties regarding product approval and commercialization include the timing of the drug regulatory agencies’ review of the regulatory filing, including the amendment to the NDA and the ongoing MAA review by the EMEA, our ability to respond to questions and concerns raised by the drug regulatory agencies in a manner satisfactory to the drug regulatory agencies, the time needed to respond to any issues raised by the drug regulatory agencies during the review of regulatory submissions for L-MTP-PE, and the possibility that the drug regulatory agencies may not consider preclinical and clinical development work and existing safety and efficacy data, the Phase 3 study design, conduct and analysis, or with respect to the FDA, the drug comparability analysis between the drug used in the Phase 3 study and the drug manufactured by us as adequate or valid for their assessment of L-MTP-PE. These factors may cause delays in review, may result in the regulatory authorities requiring us to conduct additional clinical trials or may result in a determination by the regulatory authorities that the data do not support marketing approval. As a result, we may not receive necessary approvals from the FDA, the EMEA or similar drug regulatory agencies for the marketing and commercialization of L-MTP-PE when expected or at all, and, even if L-MTP-PE is approved by regulatory authorities, there is a further risk that one of our manufacturers may encounter delays or will not be able to manufacture L-MTP-PE.

We have been jointly developing UVIDEM, a cell-based therapeutic vaccine product candidate based on dendritic cells, with sanofi-aventis S.A., or sanofi-aventis. UVIDEM is based on dendritic cells, a type of specialized immune cells derived from a patient’s own white blood cells, exposed to tumor cell antigens in our production facility and then reinjected into the patient in order to stimulate the immune system to recognize and kill tumor cells that display these antigens on their surface. We completed patient enrollment in two Phase 2 clinical trials of UVIDEM for the treatment of melanoma and recently announced that we would start a new Phase 2 clinical trial of UVIDEM in the fourth quarter of 2007. We reported on interim Phase 2 results of UVIDEM at the ASCO meeting in June 2007 and the iSBTc meeting in November 2007. On December 26, 2007, sanofi-aventis notified us of its decision to terminate its participation in the UVIDEM development program and we have put further development of the program on hold. In March 2008, we and sanofi-aventis entered into an agreement, referred to as the Settlement Agreement, aimed at resolving the various pending or potential issues related to the UVIDEM development program. All rights to the UVIDEM development program have reverted to us, and sanofi-aventis has no further rights to that program (including any right of first refusal). In accordance with the terms of the Settlement Agreement, sanofi-aventis retains its rights with respect to our cell therapy programs other than the UVIDEM program under the 2001 Agreement, although we do not currently have any such programs in development or plans to conduct any further development. The agreement provides that sanofi-aventis will pay the research and development costs of the UVIDEM development program for the first quarter of 2008 and an additional amount related to the shut down of the UVIDEM program.

We are also developing IDM-2101 for non-small cell lung cancer, or NSCLC. IDM-2101 is composed of multiple tumor-specific cytotoxic T-lymphocyte (CTL), epitopes that were selected from tumor-associated antigens. Some of the epitopes have been modified to create analogs in order to enhance the potency of the T cell response induced by the vaccine. We reported on early Phase 2 results of IDM-2101 at the ASCO meeting in June, 2007 and the iSBTc meeting in November 2007 and are currently in the planning stage for possible future clinical studies of IDM-2101.

We are focusing our research and development activities primarily on L-MTP-PE and clinical planning for IDM-2101. In order to contain our expenses, we have put further development of our other product candidates on hold, including UVIDEM, COLLIDEM and BEXIDEM, until collaborative partners can be found or other funding becomes available. BEXIDEM is a product candidate in Phase 2 clinical development for treatment of bladder cancer that is intended to destroy remaining cancer cells after conventional therapies.

We have incurred significant net losses and have generated limited revenues since inception. As of December 31, 2007, our accumulated deficit was $198.1 million and our revenues for the year ended December 31, 2007 and 2006 were $14.6 million and $11.3 million, respectively. In connection with placing the development of UVIDEM on hold, we scaled back development of L- MTP-PE and to conserve cash, in January 2008, our Board authorized an organizational restructuring that will include the closure of our operations in Paris, France by the end of the second quarter of 2008, and implementation of workforce reductions in Irvine, California, which we completed in January 2008. We are also currently evaluating strategic alternatives, which may include seeking strategic partners, a merger and/or the sale of all or part of the our operations and assets. In February 2007 and June 2007 we completed financing transactions of $12.9 million and $25.0 million, respectively. However, we will continue to incur significant research and development and general administrative expenses related primarily to the development of L-MTP-PE. Savings from our restructuring activities and proceeds from the equity financings are expected to provide sufficient cash to support our operations into the first half of 2009.

Our research and development expenses mainly include costs associated with preclinical development and clinical trials of our product candidates, salaries and other expenses for personnel, laboratory supplies and materials, consulting and contract research costs, facility costs, amortization of intangible assets such as patents and licenses, and depreciation of laboratory and office equipment. From inception through December 31, 2007, we have incurred costs of approximately $173.6 million associated with research and development in all program areas, including patent and license impairment charges, while we have only recorded approximately $51.0 million in research and development revenues, of which $49.7 million has been recorded since 2001. Following our acquisition of L-MTP-PE and certain other assets from Jenner in early 2003, our research and development expenses related to L-MTP-PE have amounted to approximately $17.6 million consisting mainly of manufacturing costs, external consultant fees, and personnel-related costs. We charge all research and development expenses to operations as they are incurred. Since 2001, our cumulative research and development expenses, including impairment of patents and licenses, have represented approximately 71% of total cumulative operating expenses. We will continue to incur significant research and development and general administrative expenses related to the maturation of our product development programs.

Clinical development timelines, likelihood of success and total costs vary widely. Our potential product candidates are subject to a lengthy and uncertain regulatory process that may not result in the necessary regulatory approvals, which could adversely affect our ability to commercialize the product candidates. In addition, clinical trials of our potential product candidates may fail to demonstrate safety and/or efficacy, which could prevent regulatory approval. We make determinations as to which research and development projects to pursue and how much funding to direct to any given project on an on-going basis in response to the scientific and clinical success of our product candidates. Availability of funding will impact our ability to pursue our research and development projects. We may not be able to obtain additional funding on terms favorable to us or at all. If we are not able to obtain sufficient funding, we will have to delay or discontinue some of our research and development activities.

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

We expect to continue to incur net losses for the next several years while we pursue our strategy of advancing the development of certain products to commercialization and broadening our development pipeline. The amount of future net losses and the time we will require to reach profitability, if at all, are highly uncertain.

Our historical revenues have principally been derived from up-front fees, milestone payments and reimbursement of expenses under our collaboration agreement with sanofi-aventis on the UVIDEM development program, which was terminated effective March 2008, as well as from certain government grants. As a result, our financial results for any single period may not be directly comparable to those for any other period. In addition, results in any one period may not be an indication of future results.

In addition to the revenues described above, our financial requirements have been met to date through private placements and registered direct offerings of equity securities. We have received a total of $138.7 million since inception in gross proceeds through the sale of equity securities, including, $37.9 million in 2007.

We have entered into a number of collaborations with academic and non-academic institutions and pharmaceutical companies. In July 2001, we entered into a significant collaboration agreement with sanofi-aventis under which we have generated revenue, and which has now been terminated with respect to the UVIDEM development program. We are also seeking to enter into other collaborative agreements for certain products with other partners, which may provide additional sources of revenues. Consequently, our financial statements have been prepared as if we were an operating company.

Basis of Consolidated Financial Statements Presentation

On August 16, 2005, Epimmune Inc., a NASDAQ Global Market listed company, completed a share exchange transaction with the shareholders of Immuno-Designed Molecules, S.A. and related transactions, referred to as the Combination, pursuant to a share exchange agreement, dated March 15, 2005, as amended, referred to as the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, Epimmune issued approximately 10.6 million shares of its common stock, after adjusting for a one-for-seven reverse stock split that it effected on August 15, 2005, referred to as the Reverse Split, in connection with the Share Exchange Agreement, in exchange for all of IDM Pharma S.A.’s outstanding common stock, except for shares held in plan d’épargne en action, referred to as the PEA Shares. In connection with the Combination, Epimmune’s outstanding Series S and Series S-1 preferred stock was also exchanged for a total of 278,468 shares of Epimmune’s common stock, after giving effect to the Reverse Split, pursuant to an amended and restated preferred exchange agreement dated April 12, 2005, between Epimmune and G.D. Searle, LLC, an affiliate of Pfizer Inc., the holder of all of the outstanding shares of preferred stock of Epimmune. In connection with the closing of the Combination, Epimmune changed its name from Epimmune Inc. to IDM Pharma, Inc. and changed its ticker symbol on the NASDAQ Global Market to “IDMI,” and IDM S.A. became a subsidiary of IDM Pharma, Inc. IDM S.A. changed its name to IDM Pharma S.A. in December 2007.

Because the former IDM Pharma S.A. shareholders held approximately 81% of our outstanding common stock after the Combination, IDM Pharma S.A.’s designees to our Board of Directors represent a majority of its Board of Directors and IDM Pharma S.A.’s senior management represents a majority of its senior management, IDM Pharma S.A. is deemed to be the acquiring company for accounting purposes and the Combination has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with U.S generally accepted accounting principles. Accordingly, historical financial statements prior to the Combination are the financial statements of IDM Pharma S.A.

On December 30, 2005, we completed the sale of specific assets related to our infectious disease programs and certain other assets to Pharmexa A/S for $12.0 million in net cash. As a result, our research and development activity is now focused on our cancer programs.

Our consolidated financial statements include the accounts of IDM Pharma, Inc. and its subsidiaries: Immuno-Designed Molecules, Inc. in Irvine, California, IDM Pharma S.A. in Paris, France and IDM Biotech Ltd. in Montreal, Quebec, Canada. There have not been operating activities at IDM Biotech Ltd. for the past several years and the entity was dissolved on December 31, 2007. All inter-company accounts and transactions have been eliminated in the consolidation.

Critical Accounting Policies and Estimates

The preparation of these consolidated financial statements requires us to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Our management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. We review our estimates on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 4 to our consolidated financial statements, we believe that the policies described below involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

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

We have generated certain revenues from a collaborative agreement with sanofi-aventis, a stockholder and therefore a related party to us. These revenues consist of up-front fees, milestone payments for advancing its drug candidates through clinical trials and regulatory approval and ongoing research and development funding. On December 26, 2007, sanofi-aventis notified us of its decision to terminate its participation in the UVIDEM development program to take effect after 90 days, and we have placed further development of UVIDEM on hold (see Note 7 to the Consolidated Financial Statements).

Non-refundable up-front payments that we receive in connection with collaborative research and development agreements are deferred and recognized on a straight-line basis over the period we have significant involvement, which is generally the research term as outlined in the development plan for the product (9 years). These estimates are continually reviewed and could result in a change in the deferral period. As a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program, we recognized the remaining $2.4 million of deferred revenue in the fourth quarter of 2007.

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

A substantial portion of our on-going research and development activities are performed under agreements we enter into with external service providers, including Contract Research Organizations, or CROs, which conduct many of our clinical research and development activities. We accrue for costs incurred under these contracts based on factors such as estimates of work performed, milestones achieved, patient enrollment and experience with similar contracts. As actual costs become known, we adjust our accruals. To date, our accruals have been within management’s estimates, and no material adjustments to research and development expenses have been recognized. Subsequent changes in estimates could materially affect our financial position, results of operations and cash flows.

Research and development expenses incurred in France relating to the activities of our French subsidiary, IDM Pharma S.A., form the basis for a tax credit, which is recorded as a current income tax benefit in the period in which the expenses are incurred and the credit is claimed. The credit is recoverable in cash if not used to offset taxes payable in the fourth year following its generation after a governmental evaluation in France. The research and development tax credit is recorded as a current asset if payable within one year, or as a long-term asset if payable beyond one year.

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

Impairment of long-lived assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically evaluate the value reflected on our balance sheet of long-lived assets, such as patents and licenses, when events and circumstances indicate that the carrying amount of an asset may not be recovered. Such events and circumstances include recommendations by advisory panels to the FDA regarding evidence of effectiveness of the our drug candidates, communication with the regulatory agencies regarding safety and efficacy of our products under review, the use of the asset in current research and development projects, any potential alternative uses of the asset in other research and development projects in the short to medium term, clinical trial results and research and development portfolio management options. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. At December 31, 2007, the license from Novartis for L-MTP-PE represented approximately $2.4 million of the total amount in Patents, Trademarks and Other Licenses. The balance relates to IDM-2101, which is under active development (see Note 4 to the Consolidated Financial Statements). Based on the status of our application for marketing approval of L-MTP-PE in Europe, we believe the future cash flows to be received from the long-lived assets will exceed the assets carrying value indicating no impairment at December 31, 2007.

We have several product candidates that we put on hold, and we have not found a collaborative partner or obtained funding to restart development of the product candidates within one year after development was put on hold, as such, the remaining carrying value of $0.1 million was written off as of December 31, 2007. With respect to the license for L-MTP-PE, based on current actions being taken by us to gather, analyze and submit supplemental data to FDA in the form of an amendment to the NDA, and the status of ongoing discussions with and review by the FDA and EMEA, we do not believe that the assets related to L-MTP-PE are impaired at this time.

As a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program and our decision to shut down operations of our Paris subsidiary, certain intellectual property associated with the discontinued development of UVIDEM, have also been impaired. As of December 31, 2007, we accrued $0.4 million in impairment charges. These expenses will be offset by anticipated receipts under the settlement agreement with sanofi-aventis in connection with its termination of participation in the UVIDEM development program.

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we annually test goodwill and other indefinite-lived intangible assets for impairment, and more frequently if certain indicators are present. This analysis requires us first to compare the fair value of a reporting unit with its carrying amount, including goodwill. We have determined that we are operating as one reporting unit for purposes of this analysis. If the fair value of the reporting unit on the measurement date is less than the carrying amount, a second step is performed to determine the amount of the impairment loss. This involves comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill. As of the period ended December 31, 2007, our analysis determined that the fair value of the reporting unit exceeded the carrying amount and thus no goodwill impairment was recognized.

Cost Associated with Exit or Disposal

In August 2006, our Board of Directors approved a restructuring and cash conservation plan and in December 2006 the Board authorized an organizational restructuring, which was completed in December 2006. This restructuring included focusing our research and development activities in 2007 primarily on L-MTP-PE and our collaboration with sanofi-aventis for UVIDEM, putting further development of BEXIDEM and other product candidates on hold until collaborative partners could be found or additional funding became available, and a workforce reduction of 17 employees located in our facility in Paris, France. We recorded a total cumulative charge of $1.0 million in 2006, which included a $0.1 million contract termination charge in the third quarter of 2006 and total charges of $0.9 million in the fourth quarter of 2006 for severance payments and other related charges. Of the $1.0 million total restructuring costs in 2006, $0.8 million was included in Research and Development expense, and $0.2 million in General and Administrative expense. Of these charges, $0.2 million, $0.6 million and $0.2 million were paid in the fourth quarter of 2006, first quarter of 2007 and second quarter of 2007, respectively. Accrued and unpaid costs at each balance sheet date are included in Other Current Liabilities. In the first quarter of 2007, we also recorded a $0.3 million charge to write off fixed assets in conjunction with terminating a lease for our Paris research facility. This amount was recorded as a research and development expense.

In January 2008, our Board of Directors authorized an organizational restructuring that resulted in a workforce reduction in Irvine, California on January 29, 2008, and the expected closure of our operations and termination of all our employees in Paris, France by the end of the second quarter of 2008. This organizational restructuring results primarily from the discontinued development of UVIDEM, our investigational therapy for the treatment of melanoma.

We accounted for the restructuring activities in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”) and Statement of Financial Accounting Standards No. 112, Employers’ Accounting for Postemployment Benefits (“SFAS 112”). Under SFAS 112, severance liabilities pursuant to an ongoing benefit arrangement that are contractually prescribed, are required by law or are established through past practice of providing similar benefits are accrued when payment is probable and estimable. Under SFAS 146, liabilities and expenses associated with restructuring, including one-time severance benefits for involuntary terminations, are accrued when they meet certain criteria management commits to the plan, the number of employees, locations and expected completion date of the restructuring can be determined, the benefits and expenses can be estimated, and it is unlikely that significant changes will be made to the plan or that it will be withdrawn.

In connection with the closure of our operations in France and the associated workforce reduction, there is a statutory minimum severance requirement under French labor laws which must be provided to the employees. This statutory minimum requirement is considered an ongoing benefit arrangement under SFAS 112 accruable in the fourth quarter of 2007, while incremental negotiated severance amounts, and expenses for facility closure and contract terminations are considered costs associated with exit or disposal activities under SFAS 146 and will be recorded in 2008 when the recognition requirements are met.

As of December 31, 2007, we had accrued $0.5 million in statutory severance benefits reported as other current liabilities and included in restructuring expense in the statement of operations. Estimated exit costs to be recorded in the first half of 2008 include severance costs through the closure of IDM Pharma, S.A. by the end of the second quarter of 2008, lease obligations through the respective expiration dates from September 2009 to April 2011, costs to restore the leased facilities to their original condition as required by contract, contract termination costs, costs to complete treatment for patients already enrolled in the UVIDEM clinical trials and other wind-down activities. These costs are estimated to be $4.4 million. In accordance with SFAS No. 146, we will record the severance costs in excess of the statutory minimum benefits over the remaining service periods through the termination dates. Costs to cancel a contract before the end of its term and costs that will continue to be incurred for the remaining term without economic benefit to the Company will be recorded at fair value at the contract termination or cease-use date. Other exit-related costs were recognized as incurred upon receipt of goods and services.

Certain real and intellectual property assets, primarily associated with the discontinued development of UVIDEM, have also been impaired. As of December 31, 2007, we had accrued $0.4 million in impairment charges for the UVIDEM related intangibles and $0.6 million for property and equipment, which are included in the 2007 statement of operations as impairment of patents and licenses and as a component of restructuring expense, respectively.

We anticipate a substantial portion of these expenses will be offset by receipts under the March 2008 settlement agreement with sanofi-aventis in connection with its termination of participation in the UVIDEM development program. Under the agreement, sanofi-aventis will pay the research and development costs of the UVIDEM development program for the first quarter of 2008 and an additional amount related to the shut down of the UVIDEM program.

Proceeds from the settlement agreement will be recorded as contract settlement income when received, which we expect to be March or April 2008. In addition, we may seek to sell the property and equipment and transfer the facility leases to third parties, subject to the lessors’ approval. Costs recovered and obligations relieved will be recorded as a reduction in restructuring expense in 2008 when realized.

On December 20, 2007, our Board of Directors approved a non-executive retention program which provides non-executive employees a retention bonus, a stay-on bonus and restricted stock awards. Certain employees may earn retention bonuses if they remain employed through June 30, 2008 or are terminated without cause before June 30, 2008. Retention bonuses totaling up to $0.3 million may be paid to non-executives on June 30, 2008 under this program. We will recognize these benefits ratably over the six months ending June 30, 2008. Additionally, a stay-on bonus will be paid to certain employees if terminated without cause prior to June 30, 2008. Stay-bonuses in the amount of $0.5 million may be paid in 2008 and will be expensed when and if employees are terminated. The restricted stock awards vest over one year and the related stock compensation expense will be recognized over the one year vesting term.

On January 10, 2008, our Board also approved an executive officer retention program, which provides that if the executive officer is terminated without cause prior to August 31, 2008, the executive officer will be entitled to receive a lump sum cash payment equal to his base salary, less standard deductions and withholding, for the period from the date of termination through August 31, 2008. We may incur expenses totaling $0.8 million in connection with the stay on bonus if executives are terminated without cause before August 31, 2008. We will also pay a bonus to our executives upon a change in control through a merger or purchase transaction in 2008. The total retention bonus that can be earned is $0.6 million, which is in addition to severance benefits in accordance with employment agreements. Additionally, we granted 250,000 shares of restricted stock on January 10, 2008 that vest over one year from December 20, 2007. Vesting of restricted stock awards will accelerate if a change in control occurs or if the executive is terminated without cause. The total stock based compensation is $0.3 million and will be expensed over the one year vesting period.

Stock based compensation

As a normal practice, we compensate employees and non-employee directors through stock-based compensation. Effective January 1, 2006, we account for our stock based compensation under the provisions of SFAS No. 123R, Share-Based Payments. SFAS No. 123R eliminates the use of the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. The estimation of stock-based compensation requires the use of complex option pricing models and application of judgment in selecting the appropriate valuation assumptions, as such volatility, forfeiture rates and expected term. We value our stock based compensation using the Black-Scholes-Merton option pricing model and the single option award approach, in accordance with the requirements of SFAS No. 123R and Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment. We reduce our compensation expense for estimated forfeitures based on historical forfeiture behavior, excluding unusual events or behavior that is not indicative of future expectations. We re-assess the appropriateness of the valuation assumptions, including our calculated forfeiture rate, on a semi-annual basis or when events or changes in circumstances warrant a re-evaluation. In addition, we monitor equity instruments with non-standard provisions, such as performance-based vesting conditions, accelerated vesting based on achievement of performance milestones and features that require an instrument to be accounted for as liabilities.

Through December 31, 2007, we have used the “simplied method” as permitted by SAB 107 for determining the expected term of our options using the mid-point between the vesting term and the contractual term. On January 1, 2008, we are required to adjust the estimated expected term to reflect the projected exercise and post-vesting employment termination behavior of our employees based on past experience. In addition, since August 2005, we estimated the volatility of our common stock based on the average of the historical volatilities of a group of peer companies. We are evaluating whether our shares have developed sufficient historical volatility data to replace the peer group volatility in valuing future equity awards. Changes in estimates in our expected term, volatility, other valuation assumptions or the probability of vesting under performance-based awards can have a significant impact on our financial position and results of operations.

Warrants

We issued detachable warrants to purchase 3,377,412 common shares in conjunction with our February 20, 2007 and June 20, 2007 equity offerings. Under both the February and June 2007 stock purchase agreements, upon a Change in Control (as defined in the warrant agreement) in which our stockholders receive all cash consideration, we (or our successor) will purchase any unexercised warrants from the holder thereof for cash in an amount equal to its value computed using the Black-Scholes-Merton pricing model with prescribed assumptions and guidelines. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock, the warrants have been classified as a liability until the earlier of the date the warrants are exercised in full or expire. We have allocated $4.3 million of the February and June 2007 offering proceeds to the warrants based on their respective fair value on the issuance date measured using the Black-Scholes-Merton model, adjusted for the probability of a Change of Control event occurring during the life of the warrants. EITF 00-19 also requires that the warrants be revalued as derivative instruments periodically. At each balance sheet date, we adjust the instruments to their current fair value with the change in value recorded as an increase or reduction of non-cash interest expense. Fluctuations in the market price of our common stock between measurement periods will have an impact on the revaluations, the results of which are highly unpredictable and may have a significant impact on the results of operations.

During the year ended December 31, 2007, the fair value of the warrants have decreased in the aggregate by $3.9 million to $0.5 million at December 31, 2007, which was recorded as a reduction of interest expense. The reduction was primarily due to the decrease in our stock price from $2.88 and $3.01 at the February 20, 2007 and June 20, 2007 equity offering closings, respectively, to $0.79 at December 31, 2007. Changes in the valuation of the warrants may have a significant impact on our financial position and operating results.

Income Taxes

As of the beginning of our 2007 fiscal year, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. We recognize the impact of our tax positions in our financial statements if those positions will more likely than not be sustained on audit, based on the technical merits of the position. A change in our tax positions could have a significant impact on our financial position, results of operations and cash flows.

Also, due to our history of losses, we do not believe that sufficient evidence exists to conclude that recoverability of our net deferred tax assets is more likely than not. Consequently, we have continued to provide allowances covering 100% of our deferred tax assets.

A number of years may elapse before an uncertain tax position for which we have established a tax reserve is audited and finally resolved. The number of years for which we have audits that are open varies depending on the tax jurisdiction. While it is often difficult to predict the final outcome or the timing of the resolution of an audit, we believe that our reserves for uncertain tax benefits reflect the outcome of tax positions that is more likely than not to occur. The resolution of a matter could be recognized as an adjustment to our provision for income taxes and our effective tax rate in the period of resolution, and may also require a use of cash. For further information about our income taxes see Note 11 in the Notes to Consolidated Financial Statements.

Business Combination and Name Change

In connection with the Combination on August 16, 2005, IDM Pharma S.A., which is now our French subsidiary, was deemed to be the acquiring company for accounting purposes and the share exchange was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with U.S generally accepted accounting principles. The Combination and the purchase method are described below.

As of August 15, 2005, Epimmune had 2,569,895 shares of common stock outstanding, after giving effect to the Reverse Split, including 278,468 shares after giving effect to the conversion of the preferred stock pursuant to the terms of the amended and restated preferred exchange agreement. Based on the average of the closing prices for a range of trading days (March 14, 2005 through March 18, 2005, inclusive) around and including the announcement date of the Combination, the fair value of the outstanding shares of Epimmune’s common stock was $9.31 per share or approximately $23.9 million. The total purchase price of approximately $29.8 million includes the estimated fair value of Epimmune’s common and preferred stock of approximately $23.9 million, the estimated fair value of Epimmune’s outstanding stock options and warrants of approximately $2.6 million and IDM Pharma S.A. direct transaction costs of $3.3 million. The assumptions used to calculate the estimated fair value of the outstanding Epimmune stock options and warrants were as follows: risk-free interest rate of 4%, dividend yield of 0%, stock volatility factor of .947, stock price of $1.33, and a weighted average expected life of 2.9 years.

The allocation of the purchase price discussed below is based on Epimmune’s assets and liabilities as of the closing of the Combination.

The total purchase price of the Combination is as follows (in thousands):

Epimmune common stock	$21,301
Epimmune preferred stock, as-converted to common	2,589
Estimated fair value of options assumed	2,586
Estimated IDM Pharma S.A. direct transaction costs	3,298

Total purchase price	$29,774

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

Epimmune had two products in various states of clinical trials as of the valuation date: EP HIV-1090, a therapeutic vaccine for HIV in Phase 1 clinical trials and IDM-2101, a therapeutic product candidate for non-small cell lung cancer which entered Phase 2 clinical trials in December 2004. The fair value of the IPR&D was determined using the income approach. Under the income approach, the expected future cash flows for each product under development are estimated and discounted to their net present value at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted-average cost of capital and return on assets, as well as the risks inherent in the development process. For purposes of the analysis, EP HIV-1090 was projected to generate material revenue and cash flows beginning in 2013 and IDM-2101 was projected to generate material revenue and cash flows beginning in 2014. Remaining research and development expenses for both EP HIV-1090 and IDM-2101 are based on management’s best estimates to bring the drug candidates to market. A 24% risk adjusted discount rate was applied to the cash flow projected for EP HIV-1090 and a discount rate of 29% was applied to the IDM-2101 projected cash flow. The application of this methodology resulted in a fair value of $7.5 million being assigned to EP HIV-1090 and $5.8 million being assigned to IDM-2101. Licensing and milestone agreements represents a combination of Epimmune’s patents, trade secrets, core technology and services that it had developed through years of work in the field of epitope identification. This proprietary knowledge base had been leveraged by Epimmune to enter into agreements with licensing and milestone opportunities.

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

In connection with the asset sale, we also entered into two separate, fully paid up perpetual license agreements with Pharmexa, which guarantee us continuing rights to use the PADRE® and Epitope Identification System (EIS®) technologies, included in the assets acquired by Pharmexa, in the cancer field. In addition, we entered into a three-year services agreement with Pharmexa, which would provide certain services required by us for our ongoing clinical trials of our IDM-2101 therapeutic vaccine for non-small cell lung cancer, as well as access to expertise and know how related to epitope identification. We received a credit for the first year of the services agreement and recorded prepaid services of $900,000 at December 31, 2005 in connection with the credit. In September 2006, we notified Pharmexa that we would not renew the service portion of the agreement. Prepaid expenses related to Pharmexa were fully utilized prior to the expiration of the agreement in the first quarter of 2007. The transaction included the assumption by Pharmexa of our current lease at our San Diego facility and the transfer of most of our San Diego based employees to Pharmexa. We retained all rights to our cancer programs.

Due to the proximity of the sale of the specific assets to the original acquisition date of Epimmune by IDM Pharma S.A., we did not record a gain on the sale of the net assets, but instead reduced the amount of goodwill originally recorded in connection with the closing of the Combination in August 2005.

Results of Operations for the Years Ended December 31, 2007 and 2006

Revenues.  We had total revenues of $14.6 million for the year ended December 31, 2007, compared to total revenues of $11.3 million for the year ended December 31, 2006.

For the year ended December 31, 2007, substantially all of our revenues were generated from our research and development activities in France and derived from reimbursement of current and past research and development expenses and up-front fees and milestone payments received from sanofi-aventis under the terms of our collaboration agreement, which amounted to $14.2 million compared to $11.1 million for the year ended December 31, 2006. We also received $0.1 million from research grants for the years ended December 31, 2007 and 2006. For the year ended December 31, 2007, our license fees and other contract revenues amounted $0.3 million compared to $43,000 for the year ended December 31, 2006.

On December 21, 2001, sanofi-aventis exercised its first option to initiate product development on the on-going melanoma development program for UVIDEM. Between January and June 2002, sanofi-aventis paid us a total of $5.3 million in relation to UVIDEM as a combination of up-front fees, milestone payments and reimbursement of expenses we had incurred in prior years while developing UVIDEM. The revenues corresponding to these payments were being recognized on a straight-line basis over the estimated nine-year development period for UVIDEM. As a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program, we recognized the remaining $2.4 million of deferred revenue in the fourth quarter of 2007.

Research and Development Expenses and Impairment of Patents and Licenses.  Total research and development expenses and impairment of patents and licenses were $22.3 million and $22.9 million for the years ended December 31, 2007 and December 31, 2006, respectively.

We regularly undertake detailed reviews of our patents and licenses to determine the development stage and the viability of associated products. When certain product development projects remain at an early stage or are abandoned, we write down in full the remaining value of licenses, patents or trademarks associated with those projects, if they are found to have no alternative future use. During the year ended December 31, 2007, we recorded an impairment charge of $0.5 million compared to a $0.6 million charge for the year ended December 31, 2006. The 2006 charge related to several impaired patents for products of IDM Pharma S.A., our French subsidiary, for which we have halted development and which lacked alternative future use. The 2007 impairment charge related primarily to our UVIDEM program for which we have suspended development.

Research and development expenses decreased to $21.8 million for the year ended December 31, 2007 from $22.3 million for the year ended December 31, 2006. The higher spending of $5.3 million related to clinical development of UVIDEM and regulatory filings and manufacturing of L-MTP-PE was offset by a $2.9 million reduction in spending associated with development activities related to products we placed on hold in 2006, as well as a $2.9 million reduction associated with lower headcount and termination of a lease agreement for certain of our Paris facilities in a restructuring that we initiated in the fourth quarter of 2006.

Direct research and development expenses related to our product candidates to destroy residual cancer cells were approximately $8.4 million and $6.2 million for the year ended December 31, 2007 and 2006, respectively and $30.4 million for the period from January 1, 2001, the earliest date for which relevant cumulative cost information is available, through December 31, 2007. Direct research and development expenses related to our product candidates to prevent tumor recurrence were approximately $9.0 million and $8.4 million for the year ended December 31,

2007 and 2006, respectively and $37.9 million for the period from January 1, 2001, the earliest date for which relevant cumulative cost information is available, through December 31, 2007.

Selling and Marketing Expenses.  Selling and marketing expenses were $1.0 million for the year ended December 31, 2007, compared to $0.6 million for the year ended December 31, 2006. These expenses consisted primarily of costs related to our participation in trade conferences and to the employment costs of our business development employees. Higher expenses in 2007 were the result of additional headcount and more company sponsored symposiums.

General and Administrative Expenses.  General and administrative expenses were $11.5 million and $9.4 million for the year ended December 31, 2007 and 2006, respectively. The higher expenses in 2007 included $0.5 million in fees to an investment advisor in relation to the $12.9 million private equity financing completed in February 2007, $0.8 million associated with cash severance benefits for our former Chief Executive Officer $0.5 million in fees related to legal, accounting and finance consultants, and $0.3 million net increase in stock compensation expense which related to accelerated vesting of certain equity awards of our former Chief Executive Officer. Stock-based compensation expense for employees also increased $0.5 million in 2007 and was offset by a similar decrease in expenses for consultant options granted in 2006 that did not recur in 2007.

Restructuring Expenses.  Restructuring expenses were $1.1 million for the year ended December 31, 2007, which included $0.5 million of severance benefits and $0.6 million of fixed asset impairment in our France facility.

Interest Income.  Interest income for the year ended December 31, 2007 and 2006 was $1.1 million and $0.5 million, respectively. Higher interest income of $0.6 million in 2007 was the result of higher cash balance.

Interest Expense.  Interest expense for the year ended December 31, 2007 was a negative expense of $3.9 million and none for the year ended December 31, 2006. During the year ended December 31, 2007, we recognized a $3.9 million reduction in non-cash interest expense to record the net decrease in the fair value of warrants issued in February and June 2007.

Foreign Exchange Gain or Loss.  We have an inter-company loan between our subsidiary in France and our subsidiary in the United States. This loan is denominated in the U.S. dollar and is revalued each quarter based on changes in the value of the dollar versus the euro and all related changes are recognized in earnings. For the years ended December 31, 2007 and 2006 we recorded a foreign exchange loss of $1.7 million and $2.6 million, respectively, primarily as a result of the decrease in the value of the U.S. dollar against the euro in the revaluation of this inter-company loan.

Income Tax Expense or Benefit.  We recorded a net tax expense of $0.3 million for the year ended December 31, 2007, reflecting a provision for income tax of $0.4 million in accordance with the adoption of FIN 48 for uncertain income tax positions of our U.S. subsidiary, offset by a research tax credit for research and development expenses in France in the amount of $0.1 million, compared to a $0.2 million tax benefit in the year ended December 31, 2006 for research and development tax credits in France.

As of December 31, 2007, we had research and development tax credits of $1.6 million that represents a receivable corresponding to our accumulated income tax benefit from the French government, of which $0.8 million is recoverable during the next twelve months.

Net Loss.  Our net loss decreased to $18.3 million for the year ended December 31, 2007, compared to $23.5 million for the year ended December 31, 2006, as a result of the factors described above.

Results of Operations for the Years Ended December 31, 2006 and 2005

Revenues.  We had total revenues of $11.3 million for the year ended December 31, 2006, compared to total revenues of $8.5 million for the year ended December 31, 2005.

For the year ended December 31, 2006, substantially all of our revenues were generated from our research and development activities in France and derived from reimbursement of current and past research and development expenses and up-front fees and milestone payments received from sanofi-aventis under the terms of our collaboration agreement, which amounted to $11.1 million compared to $6.8 million for the year ended December 31, 2005. We also received $0.1 million and $1.7 million from NIH research grants, license fees and other contract revenues in the year ended December 31, 2006 and 2005, respectively.

On December 21, 2001, sanofi-aventis exercised its first option to initiate product development on the on-going melanoma development program for UVIDEM. Between January and June 2002, sanofi-aventis paid us a total of $5.3 million in relation to UVIDEM as a combination of up-front fees, milestone payments and reimbursement of expenses we had incurred in prior years while developing UVIDEM. The revenue corresponding to these payments was being recognized on a straight-line basis over the estimated nine-year development period for UVIDEM. Accordingly, we recognized $0.7 million in the year ended December 31, 2006 and 2005. We also recorded $10.5 million and $6.1 million in reimbursement of current research and development expenses related to UVIDEM in the year ended December 31, 2006 and 2005, respectively. The increase in revenue was due to increase in development costs for UVIDEM clinical trials in 2006.

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

Research and development expenses decreased to $22.3 million for the year ended December 31, 2006 from $24.0 million for the year ended December 31, 2005. This decrease was primarily due to $3.2 million associated with activities under our NIH grants and contracts and our clinical trial in non-small cell lung cancer, which were incremental activities in 2005 since the Combination on August 16, 2005. These expenditures were partially offset by higher spending in 2006 for Phase 2 clinical trials of UVIDEM and expenditures made in connection with preparation for regulatory filing and manufacturing of L-MTP-PE.

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

Foreign Exchange Gain or Loss.  We have an inter-company loan between our subsidiary in France and our subsidiary in the United States. Through September 30, 2005, this loan was considered to be long term and all related foreign exchange gains or losses were recognized as a component of other comprehensive loss and excluded from earnings. Beginning in the quarter ending December 31, 2005, as a result of planned operational changes, we took steps to settle this inter-company loan. As a result, this loan was revalued each quarter based on changes in the value of the dollar versus the euro and all related changes were recognized in earnings. For the year ended December 31, 2006 and 2005 we recorded a foreign exchange loss of $2.6 million and $0.2 million, respectively, primarily as a result of a reduction in the value of the U.S. dollar against the euro in the revaluation of this inter-company loan.

Income Tax Benefit.  We recorded a research tax credit for research and development expenses in France in the amount of $0.2 million for the year ended December 31, 2006 compared to $0.5 million in the year ended December 31, 2005. Excluding a $0.4 million adjustment made in 2005, as a result of a change in tax law, to recognize additional tax credits attributable to the year ended December 31, 2004, the tax credit for both 2006 and 2005 is comparable.

For the year ended December 31, 2005, we offset the research tax credit with an income tax provision of $0.1 million for a tax liability related to the sale of our infectious disease assets.

As of December 31, 2006, we had research and development tax credits of $1.5 million that represent a receivable corresponding to our accumulated income tax benefit from the French government, of which $0.2 million is recoverable during the next twelve months.

Net Loss.  Our net loss decreased to $23.5 million for the year ended December 31, 2006, compared to $39.2 million for the year ended December 31, 2005, as a result of the factors described above.

Liquidity and Capital Resources

As of December 31, 2007, our cash and cash equivalents totaled $28.4 million, compared to $10.2 million as of December 31, 2006. In February 2007 we completed a private placement of our common stock and warrants to purchase common stock and received approximately $12.9 million in gross proceeds. In June 2007, we completed a registered direct offering of our common stock and warrants to purchase common stock and received approximately $25.0 million in gross proceeds. Cash and cash equivalents include principally cash, money-market funds and certificates of deposit with maturity of 90 days or less and are denominated in both euros and U.S. dollars. We use our cash and cash equivalents to cover research and development expenses and corporate expenses related to selling and marketing and general and administrative activities. If we enter into collaborations for certain of our products, we expect that our strategic partners would assume most, if not all, of the costs of further product development. Unless we find a strategic partner for a product, we bear all costs related to its development. We expect to incur significant expenses as we continue development and potential commercialization of L-MTP-PE.

Net cash used in operating activities increased to $17.8 million for the year ended December 31, 2007, compared to $17.5 million for the year ended December 31, 2006. This increase in cash used by operating activities was primarily the result of lower cash losses in 2007, partially offset by increases in working capital.

Net cash used in investing activities was $0.4 million during the years ended December 31, 2007 and 2006.

As of December 31, 2007, our current liabilities were $12.2 million, which includes the current portion of deferred revenues of $0.4 million. Our current liabilities also includes $5.2 million in accounts payable, $2.0 million in accrued compensation for employees, $0.5 million related to common stock warrant liabilities, $4.1 million in accrued liabilities, including tax obligations, accrued severance, the current portion of an interest-free loan from the French government, and $0.4 million of refundable up-front payments received from Cambridge Laboratories for L-MTP-PE marketing rights in the United Kingdom and the Republic of Ireland, payable if, within 30 months of the date of signature of the agreement with Cambridge Laboratories, or November 10, 2007, we were not able to manufacture L-MTP-PE according to our new manufacturing process and were not able to demonstrate its comparability to L-MTP-PE manufactured according to the original process to the satisfaction of the regulatory authorities in these countries. In December 2007, we received notice from Cambridge Laboratories that it was terminating the agreement with us and that we owed Cambridge Laboratories the refundable portion of the upfront payment. We do not agree that any amount is refundable to Cambridge Laboratories.

Our long-term liabilities as of December 31, 2007 were $1.9 million, which includes the non-current portion of deferred revenues of $0.1 million, the non-current portion of an interest-free loan of $0.4 million from the French government that provides support to French companies for research and development, and $1.4 million of accrued liabilities, consisting primarily of tax obligations. We must repay the principal amount of the French government loan in installments of $0.2 million in 2008 and $0.3 million in 2011.

Our financial requirements to date have been met primarily through sales of equity securities, payments received under our agreement with sanofi-aventis and our agreement with Medarex, together with grants received from governmental agencies. We have received a total of $138.7 million since inception in gross proceeds through the sale of equity securities, including $37.9 million in 2007.

As a result of sanofi-aventis’ recent decision to terminate its participation in the UVIDEM development program, and our decision to discontinue operations in Paris, France, we expect to generate little, if any, revenues in the near term. We expect to receive revenues from sales of our lead product candidate, L-MTP-PE, assuming that we receive regulatory approval and choose to market L-MTP-PE ourselves. However, we may have to spend significant amounts of capital to pursue regulatory approval of L-MTP-PE and we may not receive regulatory approval and, even if we do, any efforts by us or any future partners to commercialize L-MTP-PE may not be successful. In keeping with our overall strategy, we are seeking to enter into collaboration agreements for certain products with other strategic partners, which may provide additional sources of revenues, including milestone payments. However, we cannot be certain that we will enter into such agreements. In addition, the timing of our milestone payments cannot be predicted with certainty, and we may not receive payments if development targets are not achieved. Also, it is unlikely that milestone payments, even if received when expected, would fully cover our total research and development expenses for all of our projects. Royalties, if any, on commercial sales of products under development with strategic partners will not be received until at least such time as such products receive the required regulatory approvals and are launched on the market. We do not expect any of our products to receive regulatory approval before late 2008 and we cannot be sure of the timing of any such approval or successful commercialization following such approval. The timing for receipt of regulatory approval of products is subject to risks and uncertainties regarding development, regulatory matters, manufacturing and commercialization described in more detail in the section entitled “Risk Factors” including the possibility that the FDA or the EMEA may require that we conduct additional clinical trials and the risk that we may not receive necessary approvals from the FDA, the EMEA or similar drug regulatory agencies for the marketing and commercialization of L-MTP-PE when expected or at all.

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

On January 10, 2008, our Board of Directors authorized an organizational restructuring that resulted in a workforce reduction in Irvine, California on January 29, 2008, and the expected closure of our operations in Paris, France by the end of the second quarter of 2008. This organizational restructuring results primarily from the discontinued development of UVIDEM, our investigational therapy for the treatment of melanoma, the scaled back development of L-MTP-PE, our investigation therapy for the treatment of osteosarcoma, along with related reductions in support staff.

Our capital expenditures include purchase of property and equipment, including research and development laboratory equipment and product manufacturing facilities. Capital expenditures also include purchase of intangible assets, including payment of patent development costs, acquisition of third party licenses and patents, such as from Medarex and Jenner Biotherapies, and acquisition of other intangibles. Capital expenditures amounted to $0.4 million for the twelve months ended December 31, 2007 and 2006.

Our major outstanding contractual obligations relate to our long-term debt, operating lease obligations, obligations under a number of our collaboration, licensing and consulting agreements and certain cash settlement provisions in our warrant agreements. As a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program and our decision to shut down operations of our Paris subsidiary, we are currently evaluating options such as sub-leasing with respect to our facilities in Paris, France, and termination of various contractual arrangements in order to minimize the financial impact of the program termination. These decisions, along with the settlement agreement we entered into with sanofi-aventis in March 2008, will reduce or offset certain of the contractual obligations in the table below. At December 31, 2007, we had $12,000 of outstanding capital lease obligations.

	Payments Due by Period
		Less Than	Years	Years	More Than
	Total	1 Year	2-3	4-5	5 Years
	(In thousands of $)

Contractual Obligations
Long-Term Debt	530	177	—	353	—
Operating Lease Obligations	2,433	774	911	377	371
Fixed Mandatory Payments under Collaboration, Licensing and Consulting Agreements	25	15	1	9	—

Total	2,988	966	912	739	371

Under certain of our collaboration and licensing agreements, such as our agreements with Novartis and Institut de Recherche Pierre Fabre, we are obligated to make specified payments upon achieving certain milestones relating to the development and approval of our products, or on the basis of net sales of our products. As of December 31, 2007, we believe that we have achieved two milestones totaling $750,000 due to Novartis that would be payable in the event L-MTP-PE is successfully commercialized, with payment subject to achievement of profitability. In addition, under certain of our agreements with clinical sites for the conduct of our clinical trials, we make payments based on the number of patients enrolled. There is significant variability associated with these agreements which are impacted by a variety of estimates and assumptions, including future sales volumes and timing of clinical trials and regulatory processes, which may not be accurate, may not be realized, and are inherently subject to various risks and uncertainties that are difficult to predict and are beyond our control. These amounts are not included in the table above because we cannot predict when and/or how much will be paid under these agreements.

We believe that our existing cash resources are sufficient to meet our cash requirements, based on our current development and operating plan, into the first half of 2009. Our future capital requirements, the timing and amount of expenditures and the adequacy of available capital will depend upon a number of factors. These factors include the scope and progress of our research and development programs, our ability to sign new collaboration agreements, our progress in developing and commercializing new products resulting from our development programs and collaborations including the achievement of milestones, the cost of launching, marketing and sales of products if we choose to commercialize products ourselves, our plans to expand or construct manufacturing or other facilities, technological developments, our preparation and filing of patent applications, our securing and maintaining patents and other intellectual property rights and our dealings with the regulatory process. See the section entitled “Trends” below.

Off-Balance Sheet Arrangements

As of December 31, 2007, we were not a party to any transactions, agreements or contractual arrangements to which an entity that is not consolidated with us was a party, under which we had:

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

Through the twelve months ended December 31, 2007 and 2006, we have spent approximately $21.8 million and $22.3 million, respectively, related to research and development. As a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program and our decision to close our Paris subsidiary, we expect our research and development expenses to decrease in 2008. Increased spending on L-MTP-PE associated with our decision to amend the NDA for L-MTP-PE in the U.S. and ongoing regulatory review in Europe will be partially offset as a result of shutting down our French operations and related development activities.

If we succeed in gaining regulatory approval for L-MTP-PE and proceed with commercialization of L-MTP-PE ourselves, we expect our selling and marketing expenses to increase correspondingly with our activities to commercialize L-MTP-PE. In addition, we would expect to incur significant costs related to manufacturing L-MTP-PE, which would be recorded as cost of goods sold. Furthermore, depending on the outcome of the NDA filing with the FDA for L-MTP-PE, we may owe milestone payments as well as royalties in the event of its commercialization, under a licensing agreement with Ciba-Geigy Ltd., now Novartis, which was transferred to us by Jenner in 2003. However, our obligations to make milestone payments are contractually deferred until we realize profitability on L-MTP-PE.

We expect our general and administrative expenses to decrease in 2008 compared to 2007 levels as a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program and our decision to shut down operation of our Paris subsidiary.

In August 2006 our Board of Directors approved a restructuring and cash conservation plan and in December 2006 the Board authorized an organizational restructuring. We recorded a total cumulative charge of $1.0 million in 2006, which included a $0.1 million contract termination charge in the third quarter of 2006 and total charges of $0.9 million in the fourth quarter of 2006 for severance payments and other related charges. Of the $1.0 million total restructuring costs in 2006, $0.8 million was included in Research and Development expense, and $0.2 million in General and Administrative expense. In the first quarter of 2007, we also recorded a $0.3 million charge to write off fixed assets in conjunction with terminating the lease for our Paris research facility. This amount was recorded as Research and Development expenses. Accrued and unpaid costs at each balance sheet date are included in Other Current Liabilities. $0.2 million, $0.6 million and $0.2 million of these charges were paid in the fourth quarter of 2006, first quarter of 2007 and second quarter of 2007, respectively.

In January 2008, our Board of Directors authorized an organizational restructuring that resulted in a workforce reduction in Irvine, California on January 29, 2008, and the expected closure of our operations and termination of all of our employees in Paris, France by the end of the second quarter of 2008. This organizational restructuring results primarily from the discontinued development of UVIDEM, our investigational therapy for the treatment of melanoma.

As of December 31, 2007, we had accrued $0.5 million in statutory severance benefits reported as other current liabilities and included in restructuring expense in the statement of operations. Estimated exit costs to be recorded in the first half of 2008 include severance costs through the closure of IDM Pharma S.A. by the end of the second quarter of 2008, lease obligations through the respective expiration dates from September 2009 to April 2011, costs to restore the leased facilities to their original condition as required by contract, contract termination costs, costs to complete treatment for patients already enrolled in the UVIDEM clinical trials and other wind-down activities. These costs are estimated to be $4.4 million. In accordance with SFAS No. 146, we will record the severance costs in excess of the statutory minimum benefits over the remaining service periods through the termination dates. Cost to cancel a contract before the end of its term and costs that will continue to be incurred for the remaining term without economic benefit to the Company will be recorded at fair value at the contract termination or cease-use date. Other exit-related costs were recognized as incurred upon receipt of goods and services.

Certain real and intellectual property assets, primarily associated with the discontinued development of UVIDEM, have also been impaired. As of December 31, 2007, we had accrued $0.4 million in impairment charges for the UVIDEM related intangibles and $0.6 million for property and equipment., which are included in the 2007 statement of operations as impairment of patents and licenses and as a component of restructuring expense, respectively.

We anticipate a substantial portion of these expenses will be offset by receipts under the March 2008 settlement agreement with sanofi-aventis in connection with its termination of participation in the UVIDEM development program. Under the agreement, sanofi-aventis will pay the research and development costs of the UVIDEM development program for the first quarter of 2008 and an additional amount related to the shut down of the UVIDEM program.

Proceeds from the settlement agreement will be recorded as contract settlement income when received, which we expect to be March or April 2008. In addition, we may seek to sell the property and equipment and transfer the facilities lease to third parties, subject to the lessors’ approval. Costs recovered and obligations relieved will be recorded as a reduction in restructuring expense in 2008 when realized.

Recently Issued Accounting Standards

Accounting Standards Adopted

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We have adopted FIN 48 as of January 1, 2007, as required, and recorded an adjustment to decrease retained earnings at January 1, 2007 by $1.1 million representing the cumulative effect of adopting FIN 48. We have also recorded a provision of $0.4 million during 2007 to reflect the increase in the liability for unrecognized income tax benefits.

FASB Staff Position (FSP) No. 00-19-2, Accounting for Registration Payment Arrangements, was issued in December 2006 to address an issuer’s accounting for registration payment arrangement. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP and that continues to be outstanding at the adoption date, this guidance is effective for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. Retrospective application of the guidance in this FSP to financial statements for earlier interim or annual periods presented is not permitted. The adoption of FSP 00-19-2 did not have an impact on our consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. Amongst other things, SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments beginning after September 15, 2006. The adoption of SFAS No. 155 did not have an impact on our consolidated financial position, results of operations or cash flows.

New Accounting Standards Not Yet Adopted

The FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, in September 2006. The new standard provides guidance on the use of fair value in such measurements. It also prescribes expanded disclosures about fair value measurements contained in the financial statements. Financial statement disclosures will be revised to conform to the new guidance. Certain provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and will therefore take effect as of the first quarter of 2008. The Company is in the process of evaluating whether the adoption of the new standard will have a significant effect on its consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not decided if it will choose to measure any eligible financial assets and liabilities at fair value.

In June 2007, the EITF reached a consensus regarding EITF 07-3, Accounting for Non-refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. The scope of this Issue requires non-refundable advance payments for goods and services to be used or rendered in future research and development activities to be deferred on the balance sheet and recognized as an expense as the related goods are delivered or the related services are performed, subject to an assessment of recoverability. The guidance in this Issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2007 for contracts entered into from January 1, 2008. We do not expect that the adoption of EITF 07-3 will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non controlling interest. SFAS No. 160 is effective for fiscal years, and interim periods beginning after January 1, 2009.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the our fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. We have not yet evaluated the potential impact of adopting EITF 07-1 on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

At December 31, 2007, our investment portfolio included cash, money market accounts and fixed-income securities. $20.6 million of our cash is invested in a money market mutual fund (the Bank of America Columbia Cash Reserves Fund), which consists of high-grade securities, generally with maturities of less than three months. Due to their very short-term nature, such securities are subject to minimal interest rate risk. However, our investment can be affected by losses to the extent the underlying securities are adversely impacted by the current credit market conditions. The money market mutual fund is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although the fund seeks to preserve the value of the investment at $1.00 per share, we can lose the invested principal if the underlying securities suffer losses. The fund has holdings which include certain securities that are illiquid, in default, under restructuring or have been subject to a ratings downgrade. However, the fund continues to report a per share net asset value, or NAV, of $1.00, which represents the price at which investors buy and sell fund shares from and to the fund company. The NAV is computed once at the end of each trading day based on the closing market prices of the portfolio’s securities. We believe that our investment has not been impaired and that we can continue to withdraw our funds at any time without restriction.

We currently do not hedge interest rate exposure, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income. We also do not hedge currency exchange rate exposure.

The credit crisis may also have a potential impact on our need to obtain additional financing in the future and may impact the determination of fair values, financial instrument classification, or require impairments in the future.

Item 8.	Consolidated Financial Statements and Supplementary Data

The financial statements and supplemental data required by this item are set forth at the pages indicated in Item 15(a) (1) of this annual report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

This annual report does not include an audit report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to audit by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

The information required by this item is hereby incorporated by reference from our 2008 Definitive Proxy Statement to be filed not later than 120 days following the close of the fiscal year ended December 31, 2007.

Item 11.	Executive Compensation

The information required by this item is hereby incorporated by reference from our 2008 Definitive Proxy Statement to be filed not later than 120 days following the close of the fiscal year ended December 31, 2007.

Compensation Committee Interlocks and Insider Participation

None.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is hereby incorporated by reference from our 2008 Definitive Proxy Statement to be filed not later than 120 days following the close of the fiscal year ended December 31, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item is hereby incorporated by reference from our 2008 Definitive Proxy Statement to be filed not later than 120 days following the close of the fiscal year ended December 31, 2007.

Item 14.	Principal Accountant Fees and Services

The information required under this item is hereby incorporated by reference from our 2008 Definitive Proxy Statement to be filed not later than 120 days following the close of the fiscal year ended December 31, 2007.

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

(3) Listing of Exhibits

Exhibit
Number	Document Description

3.1	Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 2, 1991.(1)
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on April 2, 1993.(2)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 5, 1995.(3)
3.4	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 5, 1995.(3)
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 2, 1998.(4)
3.6	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 2, 1998.(4)
3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 12, 1998.(5)
3.8	Certificate of Designations of the Series S and Series S-1 Preferred Stock filed with the Secretary of State of Delaware on June 29, 1999.(6)
3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 1, 1999.(7)
3.10	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on September 23, 1999.(8)
3.11	Certificate of Decrease of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on September 23, 1999.(8)
3.12	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 17, 2004.(9)
3.13	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on August 15, 2005.(10)

Exhibit
Number	Document Description

3.14	Certificate of Ownership and Merger, filed with the Secretary of State of Delaware on August 15, 2005.(10)
3.15	Amended and Restated Bylaws of the Company.(24)
4.1	Reference is made to Exhibits 3.1 through 3.15.
4.2	Specimen certificate of the Common Stock.
4.3	Unit Purchase Agreement, dated February 20, 2007, by and among the Registrant and the purchasers listed on Exhibit A thereto.(23)
4.4	Form of Warrant.(23)
4.5	Form of Securities Purchase Agreement.(26)
4.6	Form of Warrant.(26)
10.1	Form of Indemnification Agreement entered into between the Company and its directors and officers.(29)(*)
10.2	1989 Stock Plan, as amended (the “1989 Plan”).(4)(*)
10.3	Forms of Incentive Stock Option Agreement under the 1989 Plan.(1)(*)
10.4	Form of Nonstatutory Stock Option Agreement under the 1989 Plan.(1)(*)
10.5	2001 Employee Stock Purchase Plan.(11)(*)
10.6	Non-exclusive License Agreement dated October 28, 2002 between the Company and Valentis Inc.(12)(A)
10.7	Share Exchange Agreement dated March 15, 2005 among the Company and certain shareholders of IDM S.A.(13)
10.8	Amendment No. 1 (to the Share Exchange Agreement) dated March 15, 2005 among the Company and certain shareholders of IDM S.A.(13)
10.9	Voting Agreement dated March 15, 2005 among the Company, Hélène Ploix, as the Shareholder Representative, and certain stockholders of the Company.(13)
10.10	Amended and Restated Preferred Exchange Agreement dated April 12, 2005.(14)
10.11	Amendment No. 2 (to the Share Exchange Agreement) dated April 21, 2005 among the Company and certain shareholders of IDM S.A.(15)
10.12	Amendment No. 3 (to the Share Exchange Agreement) dated May 31, 2005 among the Company and certain shareholders of IDM S.A.(16)
10.13	Amendment No. 4 (to the Share Exchange Agreement) dated June 30, 2005 among the Company and certain shareholders of IDM S.A.(17)
10.14	Amendment No. 5 (to the Share Exchange Agreement) dated August 16, 2005 among the Company and certain shareholders of IDM S.A.(10)
10.15	Employment Agreement with Jean-Loup Romet-Lemonne, M.D. dated April 21, 2005.(10)(*)
10.16	Form of Option Liquidity Agreement between the Company and certain shareholders of IDM S.A.(18)
10.17	Form of Put/Call Agreement between the Company and certain shareholders of IDM S.A.(18)
10.18	2000 Stock Plan, as amended, and French Annex to the 2000 Stock Plan.(18)(*)
10.19	Form of Stock Option Agreement under the 2000 Plan.(19)(*)
10.20	Form of Deferred Issuance Restricted Stock Bonus Agreement under the 2000 Plan.(19)(*)
10.21	Form of French Participants Deferred Issuance Restricted Stock Bonus Agreement under the 2000 Plan.(20)(*)
10.22	Form of French Annex Stock Option Agreement under the 2000 Plan.(20)(*)
10.23	Amendment No. 1 to the French Annex to the 2000 stock plan(21)(*)
10.24	Asset Purchase Agreement between the Company and Pharmexa Inc. dated November 23, 2005.(21)(B)
10.25	Amendment No. 1 to the Asset Purchase Agreement between the Company and Pharmexa Inc. dated December 30, 2005.(21)(B)
10.26	License Agreement for EIS(R) between the Company and Pharmexa Inc. dated December 30, 2005.(21)(B)

Exhibit
Number	Document Description

10.27	License Agreement for PADRE(R) between the Company and Pharmexa Inc. dated December 30, 2005.(21)(B)
10.28	Services Agreement between the Company and Pharmexa Inc. dated December 30, 2005.(21)(B)
10.29	License Agreement between CIBA-GEIGY Ltd (now Novartis) and TherAtid Inc. dated April 4, 1996 (assigned to IDM S.A. January 30, 2003).(21)(B)
10.30	Memorandum of Agreement between IDM S.A. and sanofi-aventis dated July 20, 2001.(21)(B)
10.31	IL-13 Agreement between IDM S.A. and sanofi-aventis dated November 30, 2001.(21)(B)
10.32	Development, Collaboration and Supply Agreement between IDM S.A. and Medarex Inc. dated May 24, 2002. (21)(B)
10.33	IL-13 Development and Manufacturing Agreement between IDM S.A. and Biotecnol S.A. dated November 4, 2003.(21)(B)
10.34	Amendment No. 1 to IL-13 Development and Manufacturing Agreement between IDM S.A. and Biotecnol S.A. dated May 18, 2004. (21)(B)
10.35	License and Distribution Agreement between IDM S.A. and Cambridge Laboratories dated May 10, 2005. (21)(B)
10.36	Amended and Restated IL-13 License Agreement between IDM S.A. and sanofi-aventis dated August 12, 2005.(21)(B)
10.37	Amended and Restated Directors’ Deferred Compensation Plan, effective as of January 1, 2005.(21)(*)
10.38	Consulting Agreement with Sylvie Grégoire, Pharm.D., dated August 10, 2006.(22)
10.39	Employment Agreement with Hérve Duchesne de Lamotte, dated March 15, 1998, as amended (25)(*)
10.40	Employment Agreement with Bonnie Mills, Ph.D., dated as of June 6, 2005. (25)(*)
10.41	Consulting Agreement with John P. McKearn, Ph.D., dated as of May 1, 2007.(25)
10.42	Employment Agreement with Robert J. De Vaere, dated as of May 2, 2007. (25)(*)
10.43	Employment Agreement with Timothy P. Walbert, dated May 25, 2007. (27)(*)
10.44	Amendment to Employment Agreement with Jean Loup Romet-Lemmone, dated July 16, 2007.(27)(*)
10.45	Employment Agreement with Jeffrey W. Sherman, dated August 27, 2007. (28)(*)
10.46	Employment Agreement with Timothy C. Melkus, dated December 3, 2007.(*)
14.1	Code of Business Conduct and Ethics dated December 9, 2003, as amended.(29)
21.1	Subsidiaries of IDM Pharma, Inc.(21)
23.1	Consent of Independent Registered Public Accounting Firm.
25.1	Power of Attorney. Reference is made to the signature page of this report.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted).
32.1	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted).

*	Executive Compensation Plans and Arrangements

(1)	Incorporated by reference to the Company’s Form S-1 Registration Statement and Amendments thereto filed with Securities and Exchange Commission (the “SEC”) (File No. 33-43356).

(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 22, 1993.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the SEC on March 31, 1995.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, filed with the SEC on August 14, 1998.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the SEC on November 16, 1998.

(6)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on July 16, 1999.

(7)	Incorporated by reference to the Company’s Definitive Proxy Statement, filed with the SEC on Form DEF 14A on July 28, 1999.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed with the SEC on November 15, 1999.

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on July 2, 2004.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2005.

(11)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on June 27, 2001 (File No. 333-63950).

(12)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A, filed on November 6, 2002.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 18, 2005.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 18, 2005.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 22, 2005.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 2, 2005.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 7, 2005.

(18)	Incorporated by reference to the Company’s Definitive Proxy Statement on Form DEFM14A, filed with the SEC on June 30, 2005.

(19)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on September 8, 2005 (File No. 333-128178).

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2005, filed on November 14, 2005.

(21)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2005, filed on March 31, 2006.

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the SEC on November 14, 2006.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 21, 2007.

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 27, 2007.

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed on May 15, 2007.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2007.

(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed with the SEC on August 10, 2007.

(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, filed with the SEC on November 11, 2007.

(29)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2006, filed on April 2, 2007.

(A)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on November 5, 2002.

(B)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on September 12, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of March 2008.

IDM Pharma, Inc.

By	/s/Timothy P. Walbert
Timothy P. Walbert
President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy P. Walbert and Robert J. De Vaere, and each of them, his attorney-in-fact, with the full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Timothy P. Walbert Timothy P. Walbert	President and Chief Executive Officer (Principal Executive Officer)	March 21, 2008

/s/Robert J. De Vaere Robert J. De Vaere	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2008

/s/Robert Beck Robert Beck, M.D.	Director	March 21, 2008

/s/Jean Deleage Jean Deleage, Ph.D.	Director	March 21, 2008

/s/Sylvie Grégoire Sylvie Grégoire, Pharm. D	Director	March 21, 2008

/s/Michael G. Grey Michael G. Grey	Director	March 21, 2008

/s/John P. Mckearn John P. McKearn, Ph.D.	Director	March 21, 2008

Edward E. Penhoet, Ph.D.	Director

IDM PHARMA INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005	F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	F-5
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005	F-6
Notes to Consolidated Financial Statements	F-7
EXHIBIT 4.2
EXHIBIT 10.46
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
IDM Pharma, Inc.

We have audited the accompanying consolidated balance sheets of IDM Pharma, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDM Pharma, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4 to the consolidated financial statements, IDM Pharma, Inc. changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006. In addition, as discussed in Note 11 to the Consolidated Financial Statements, IDM Pharma, Inc. changed its method of accounting for uncertain income tax positions in accordance with Financial Accounting Standards Board Interpretation No. 48 on January 1, 2007.

/s/ Ernst & Young LLP

Los Angeles, California
March 19, 2008

IDM PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$28,382,000	$10,181,000
Related party accounts receivable	3,201,000	3,353,000
Accounts receivable	86,000	39,000
Research and development tax credit, current portion	834,000	201,000
Prepaid expenses and other current assets	665,000	1,380,000

Total current assets	33,168,000	15,154,000
Property and equipment, net	513,000	1,711,000
Patents, trademarks and other licenses, net	2,734,000	3,323,000
Goodwill	2,812,000	2,812,000
Research and development tax credit, less current portion	749,000	1,300,000
Other long-term assets	83,000	82,000

	$40,059,000	$24,382,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,202,000	$4,935,000
Accrued payroll and related expenses	2,041,000	1,251,000
Deferred revenues, current portion	390,000	769,000
Common stock warrants	450,000	—
Other current liabilities	4,079,000	3,681,000

Total current liabilities	12,162,000	10,636,000
Long-term debt, less current portion	365,000	505,000
Deferred revenues, less current portion	146,000	2,593,000
Other non-current liabilities	1,363,000	452,000

Total liabilities	14,036,000	14,186,000
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized and no shares issued and outstanding at December 31, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value, 55,000,000 shares authorized at December 31, 2007 and December 31, 2006 and 25,148,380 and 13,401,071 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	251,000	134,000
Additional paid-in capital	205,105,000	171,892,000
Accumulated other comprehensive income	18,742,000	16,701,000
Accumulated deficit	(198,075,000)	(178,531,000)

Total stockholders’ equity	26,023,000	10,196,000

	$40,059,000	$24,382,000

See accompanying notes to the Consolidated Financial Statements.

IDM PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005

Revenues:
Related party revenue	$14,246,000	$11,147,000	$6,794,000
Research grants and contract revenue	55,000	96,000	1,621,000
License fees, milestones and other revenues	329,000	43,000	124,000

Total revenues	14,630,000	11,286,000	8,539,000
Costs and expenses:
Research and development	21,828,000	22,329,000	24,021,000
Impairment of patents and licenses	511,000	592,000	2,555,000
Selling and marketing	1,024,000	605,000	1,270,000
General and administrative	11,535,000	9,402,000	7,437,000
Restructuring	1,092,000	—	—
Acquired in process research and development	—	—	13,300,000

Total costs and expenses	35,990,000	32,928,000	48,583,000
Loss from operations	(21,360,000)	(21,642,000)	(40,044,000)
Interest income	1,118,000	503,000	580,000
Interest expense related to warrants	3,878,000	—	—
Other expenses, net	—	—	(4,000)
Foreign exchange loss	(1,680,000)	(2,559,000)	(162,000)

Loss before income tax	(18,044,000)	(23,698,000)	(39,630,000)
Income tax (expense) benefit	(306,000)	243,000	421,000

Net loss	$(18,350,000)	$(23,455,000)	$(39,209,000)

Weighted average number of shares outstanding	21,075,738	13,366,002	10,208,937

Basic and diluted loss per share	$(0.87)	$(1.75)	$(3.84)

Comprehensive loss:
Net loss	$(18,350,000)	$(23,455,000)	$(39,209,000)
Other comprehensive gain (loss)	2,041,000	3,545,000	(3,920,000)

	$(16,309,000)	$(19,910,000)	$(43,129,000)

See accompanying notes to the Consolidated Financial Statements.

IDM PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005

Operating activities
Net loss	$(18,350,000)	$(23,455,000)	$(39,209,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,777,000	1,313,000	859,000
Change in fair value of common stock warrants	(3,878,000)	—	—
Depreciation and amortization	1,120,000	1,329,000	1,812,000
Impairment of patents and licenses	478,000	587,000	2,557,000
Acquired in process research and development	—	—	13,300,000
Impairment of property and equipment	912,000	—	—
Foreign exchange loss	1,894,000	2,525,000	—
Change in operating assets and liabilities:
Related party accounts receivable (sanofi-aventis)	478,000	(497,000)	(826,000)
Accounts receivable	70,000	869,000	—
Prepaid expenses and other current assets	794,000	1,193,000	(340,000)
Research and development tax credit receivable	73,000	256,000	85,000
Other long-term assets	7,000	25,000	330,000
Accounts payable and accrued liabilities	(305,000)	(405,000)	(1,489,000)
Accrued payroll and related expenses	658,000	(1,622,000)	67,000
Deferred revenues	(2,990,000)	(578,000)	(403,000)
Other liabilities	(575,000)	969,000	1,624,000

Net cash used in operating activities	(17,837,000)	(17,491,000)	(21,633,000)
Investing activities
Proceeds from asset sale	—	—	12,090,000
Purchase of property and equipment	(249,000)	(216,000)	(514,000)
Patents, trademarks and other licenses	(159,000)	(210,000)	(499,000)
Net cash paid for acquisition	—	—	(1,015,000)

Net cash (used in) provided by investing activities	(408,000)	(426,000)	10,062,000
Financing activities
Proceeds from loans	—	—	225,000
Net proceeds from issuance of common stock	36,007,000	49,000	2,000

Net cash provided by financing activities	36,007,000	49,000	227,000
Effect of exchange rate on cash and cash equivalents	439,000	1,347,000	(3,731,000)

Increase (decrease) in cash and cash equivalents	18,201,000	(16,521,000)	(15,075,000)
Cash and cash equivalents at beginning of year	10,181,000	26,702,000	41,777,000

Cash and cash equivalents at end of period	$28,382,000	$10,181,000	$26,702,000
Supplemental disclosure of cash flow information

Interest paid	$—	$—	$3,000
Supplemental disclosure of non-cash investing and financing activities

Issuance of shares in exchange for patents and licenses	$—	$—	$2,030,000

Issuance of shares in connection with Epimmune acquisition	$—	$—	$26,476,000

Adoption of FIN 48:
Reduction of retained earnings	$(1,194,000)	$—	$—

Increase in tax liability	$1,194,000	$—	$—

See accompanying notes to the Consolidated Financial Statements.

IDM PHARMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three years ended December 31, 2007

			Additional		Accumulated Other		Total
	Common Stock		Paid-In	Deferred	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Income	Deficit	Equity

Balance at December 31, 2004	8,378,130	84,000	141,242,000	(43,000)	17,085,000	(115,867,000)	42,501,000
Issuance of common stock in connection with exercise of warrants	2,237,862	22,000	2,008,000			—	2,030,000
Issuance of common stock in connection with Epimmune acquisition	2,569,817	26,000	26,450,000				26,476,000
Issuance of common stock in connection with employee stock purchase plan	2,344	—	5,000				5,000
Issuance of common stock in connection with stock bonus grants	30,900	—	104,000				104,000
Issuance of deferred issuance restricted stock awards			1,059,000	(1,059,000)			—
Issuance of consultant stock option			22,000				22,000
Deferred compensation related to employee stock options			(2,000)	2,000			—
Amortization of deferred compensation				732,000			732,000
Decrease in estimated issuance costs			3,000				3,000
Net loss						(39,209,000)	(39,209,000)
Translation adjustment					(3,920,000)		(3,920,000)

Balance at December 31, 2005	13,219,053	132,000	170,891,000	(368,000)	13,165,000	(155,076,000)	28,744,000
Stock options exercised	16,011	—	49,000				49,000
Issuance of restricted stocks	139,456	2,000	222,000				224,000
Stock based compensation expense			1,089,000				1,089,000
Deferred compensation adjustment related to FAS 123(R) adoption			(359,000)	368,000	(9,000)		—
Issuance of common stock in connection with IDM S.A. PEA shares	26,551						—
Net loss						(23,455,000)	(23,455,000)
Translation adjustment					3,545,000		3,545,000

Balance at December 31, 2006	13,401,071	134,000	171,892,000	—	16,701,000	(178,531,000)	10,196,000
Cumulative effect of the adoption of FIN 48						(1,194,000)	(1,194,000)
Issuance of common stock in connection with private placement, net of issuance costs of $0.2 million	4,566,995	46,000	11,653,000				11,699,000
Issuance of common stock in connection with registered direct offering, net of issuance costs of $1.4 million	7,142,855	71,000	19,769,000				19,840,000
Stock options exercised	4,130		14,000				14,000
Issuance of restricted stock	45,671						—
Issuance of common stock in connection with IDM S.A. PEA shares	7,758						—
Shares cancelled	(20,100)						—
Stock based compensation expense			1,777,000				1,777,000
Net loss					—	(18,350,000)	(18,350,000)
Translation adjustment					2,041,000	—	2,041,000

Balance at December 31, 2007	25,148,380	251,000	205,105,000	—	18,742,000	(198,075,000)	26,023,000

See accompanying notes to the Consolidated Financial Statements.

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

IDM Pharma, Inc. (“IDM Pharma” or the “Company”) is a biopharmaceutical company focused on the development of innovative cancer products that either destroy residual cancer cells by activating the immune system or prevent tumor recurrence by triggering a specific adaptive immune response.

The Company is developing its lead product candidate, mifamurtide, or L-MTP-PE, and known as MEPACT® in Europe, for the treatment in combination with chemotherapy following surgery of patients with non-metastatic resectable osteosarcoma, or bone cancer. In October 2006, the Company submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or the FDA, for L-MTP-PE, requesting marketing approval in the United States. In November 2006 the Company submitted a Marketing Authorization Application, or MAA, for MEPACTtm to the European Medicines Agency, or EMEA for marketing approval in Europe.

The FDA’s Oncologic Drugs Advisory Committee, or ODAC, met on May 9, 2007 and voted 12 to 2 that the results of the Phase 3 trial did not provide substantial evidence of effectiveness of L-MTP-PE. On August 27, 2007 the FDA, considering ODAC’s recommendation, issued a not approvable letter to the Company and requested data from additional clinical trials to demonstrate the benefit of L-MTP-PE, as well as information or clarification with respect to other sections of the NDA. The Company will collect and analyze additional data for L-MTP-PE and expects to file an amendment to the NDA in the fourth quarter of 2008.

The Company attended an oral explanation hearing before the Committee for Medicinal Products for Human Use, or CHMP, the scientific committee of the EMEA, regarding the MAA on January 23, 2008. The CHMP considered, in a non-binding opinion, that the data presented by the Company suggested a possible clinical benefit in terms of survival. However, the CHMP requested clarification of the existing data in order to gain assurance about the quality of the data before drawing any final conclusions from the data presented. The Company expects to receive a final opinion from the CHMP in the third quarter of 2008 and a final decision from the European Commission in the fourth quarter of 2008.

The Company has been jointly developing UVIDEM®, a cell-based therapeutic vaccine product candidate based on dendritic cells, with sanofi-aventis S.A., or sanofi-aventis, for the treatment of melanoma. As discussed in Note 3, in December 2007, sanofi-aventis announced it decision to terminate participation in the UVIDEM development program. In January 2008, the Company’s board of directors approved a plan to discontinue operations in Paris, France, which was primarily dedicated to the UVIDEM development program.

2.	Organization and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries: Immuno-Designed Molecules, Inc. (IDM, Inc.) in Irvine, California, IDM Pharma S.A. in Paris, France and IDM Biotech Ltd. in Montreal, Quebec, Canada. IDM Biotech Ltd. had no operating activities and was dissolved on December 31, 2007. All inter-company accounts and transactions have been eliminated in the consolidation.

The Company was formed through a reverse merger between Epimmune Inc. and IDM Pharma S.A. in 2005. On August 16, 2005, Epimmune Inc. (Epimmune), a Nasdaq Global Market listed company, completed a share exchange transaction with the shareholders of Immuno-Designed Molecules, S.A. (or IDM Pharma S.A.) and related transactions (the Combination). Pursuant to the Share Exchange Agreement, Epimmune issued approximately 10.6 million shares of its common stock, after adjusting for a one-for-seven reverse stock split that it effected on August 15, 2005 in connection with the Share Exchange Agreement, in exchange for all of IDM Pharma S.A.’s outstanding common stock, except for shares held in plan d’épargne en action (the PEA Shares). In connection with the Combination, Epimmune’s outstanding Series S and Series S-1 preferred stock was also exchanged for a total of 278,468 shares of Epimmune’s common stock, after giving effect to the reverse stock split. In connection with the closing of the Combination, Epimmune changed its name from Epimmune Inc. to IDM Pharma, Inc. and changed its ticker symbol on the Nasdaq Global Market to “IDMI,” and IDM Pharma S.A. became the Company’s subsidiary.

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Organization and Basis of Presentation — (Continued)

Because the former IDM Pharma S.A. shareholders held approximately 81% of the Company’s outstanding common stock after the Combination, IDM Pharma S.A.’s designees to the Company’s Board of Directors represent a majority of its Board of Directors and IDM Pharma S.A.’s senior management represents a majority of its senior management, IDM Pharma S.A. is deemed to be the acquiring company for accounting purposes and the Combination was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with U.S. generally accepted accounting principles. Accordingly, historical financial statements prior to the Combination are the financial statements of IDM Pharma S.A. and the results of operations of Epimmune are included in the consolidated financial statements from the date of the business combination transaction as of August 16, 2005.

As discussed in Note 6, on December 30, 2005, the Company completed the sale of specific assets related to its infectious disease programs and certain other assets to Pharmexa, Inc. for $12.0 million in net cash. As a result, the Company’s research and development activity has since focused on its cancer programs.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business.

3.	Recent Operating Results and Liquidity

The Company has incurred significant net losses and has generated limited revenues since inception. As of December 31, 2007, the Company’s accumulated deficit was $198.1 million and the Company’s revenues for the year ended December 31, 2007 and December 31, 2006 were $14.6 million and $11.3 million, respectively. The Company will continue to incur significant expenses for research and development activities, especially related to pursuing regulatory approval of L-MTP-PE in the near term. Successful transition to commercialization and to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure and, if necessary, obtaining additional financing and/or reducing expenditures. The Company completed a $12.9 million equity financing in February 2007 and a $25.0 million equity financing in June 2007 before expenses (see Note 10). These proceeds and savings from continued cost management initiatives are expected to provide sufficient working capital for the Company’s currently planned operations into the first half of 2009.

In August 2006 the Company’s Board of Directors approved a restructuring and cash conservation plan and in December 2006 the Board authorized an organizational restructuring. This restructuring included focusing the Company’s research and development activities primarily on L-MTP-PE and the collaboration with sanofi-aventis for UVIDEM, putting on hold further development of other product candidates until collaborative partners could be found or additional funding became available, and reducing the Company’s workforce by 17 employees located in the facility in Paris, France.

On December 26, 2007, sanofi-aventis notified the Company of its decision to terminate its participation in the UVIDEM development program and the Company has put further development of the program on hold. As disclosed in Note 7, the Company entered into a settlement agreement with sanofi-aventis under which sanofi-aventis will pay the research and development costs of the UVIDEM development program for the first quarter of 2008 and an additional amount related to the shut down of the UVIDEM program.

In January 2008, the Company’s Board of Directors authorized a second organizational restructuring that resulted in a workforce reduction in Irvine, California on January 29, 2008, and the expected closure of the Company’s operations in Paris, France by the end of the second quarter of 2008.

As a result of the termination of the UVIDEM development program and the decision to discontinue operations in Paris, France, the Company expects to generate little, if any, revenues in the near term. The Company

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Recent Operating Results and Liquidity — (Continued)

expects to receive revenues from sales of its lead product candidate, L-MTP-PE, assuming that the Company receives regulatory approval and chooses to market L-MTP-PE itself. However, the Company may have to spend significant resources to pursue regulatory approval of L-MTP-PE and may not receive regulatory approval and, even if the Company does, any efforts by the Company or any future partners to commercialize L-MTP-PE may not be successful. The Company’s overall strategy is to seek to enter into collaboration agreements for certain products with other strategic partners, which may provide additional sources of revenues, including milestone payments. However, the Company cannot be certain that it will enter into such agreements. In addition, the timing of the milestone payments cannot be predicted with certainty, and the Company may not receive payments if development targets are not achieved. Also, it is unlikely that milestone payments, even if received when expected, would fully cover the Company’s total research and development expenses for all of the Company’s projects. Royalties, if any, on commercial sales of products under development with strategic partners will not be received until at least such time as such products receive the required regulatory approvals and are launched on the market. The Company does not expect any of its products to receive regulatory approval before late 2008 and the Company cannot be sure of the timing of any such approval or successful commercialization following such approval. The timing for receipt of regulatory approval of products is subject to risks and uncertainties regarding development, regulatory matters, manufacturing and commercialization, including the possibility that the FDA or the EMEA may require that the Company conduct additional clinical trials and the risk that the Company may not receive necessary approvals from the FDA, the EMEA or similar drug regulatory agencies for the marketing and commercialization of L-MTP-PE when expected or at all.

4.	Summary of Significant Accounting Policies

Use of Estimates

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

The U.S. dollar is the functional currency for all of IDM Pharma’s businesses except for its subsidiaries in France and Canada, for which the functional currencies are the euro and the Canadian dollar, respectively. Foreign currency-denominated assets and liabilities for these units are translated into U.S. dollars based on exchange rates prevailing at the end of the period, revenues and expenses are translated at average exchange rates prevailing during the corresponding quarter, and shareholders’ equity accounts are translated at historical exchange rates. The effects of foreign exchange translation adjustments arising from the translation of assets and liabilities of those entities where the functional currency is not the U.S. dollar are included as a component of accumulated other comprehensive income.

The Company funds its operating units through inter-company loans. Among the loans outstanding is a U.S. dollar denominated loan from IDM Pharma S.A., a unit which has the euro as its functional currency, to IDM, Inc., a U.S. affiliate. Through September 30, 2005, the Company’s inter-company loans were considered to be long-term in nature and foreign exchange gains and losses were recognized as a component of other comprehensive loss. Beginning in the fourth quarter of 2005, as a result of planned operational changes, the Company expects to

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Summary of Significant Accounting Policies — (Continued)

settle all inter-company loans in the future. As such, the foreign exchange gains and losses associated with this loan are recognized as a foreign exchange (loss)/gain in the statement of operations. Foreign exchange loss was $1.7 million, $2.6 million and $0.2 million for the years ended December 31, 2007, 2006, and 2005, respectively. This foreign exchange loss was primarily due to the change in the value of the intercompany loans related to the decrease in the value of the dollar in relation to the euro.

Gains and losses resulting from foreign currency translation are reflected in comprehensive net loss. The Company does not undertake hedging transactions to cover its foreign currency exposure.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents consist primarily of money market funds.

Major customer and concentration of credit risk

The Company’s major customers and sources of revenues in the past have been sanofi-aventis and governmental agencies, which have not presented a significant accounts receivable credit risk. The Company’s deposits, which are mainly kept in dollars and euros, are maintained in both major U.S. and French institutions. The Company does not require collateral to hedge its credit risk as the Company does not believe that such risk is significant due to the financial position of sanofi-aventis and these financial institutions.

The Company invests its excess cash in liquid securities with strong credit ratings. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Management attempts to schedule the maturities of the Company’s investments to coincide with the Company’s expected cash requirements.

At December 31, 2007, $20.6 million of the Company’s cash is invested in a money market mutual fund (the Bank of America Columbia Cash Reserves Fund), which includes in its investment portfolio corporate bonds, commercial paper, asset-backed securities, municipal bonds and repurchase agreements. The fund is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although the fund seeks to preserve the value of the investment at $1.00 per share, it is possible to lose the invested principal if the underlying securities suffer losses. The fund has holdings which include certain securities that are illiquid, in default, under restructuring or have been subject to a ratings downgrade. However, the fund continues to report a per share net asset value (NAV) of $1.00, which represents the price at which investors buy (“bid price”) and sell (“redemption price”) fund shares from and to the fund company. The NAV is computed once at the end of each trading day based on the closing market prices of the portfolio’s securities. The Company believes that its investment has not been impaired and that it can continue to withdraw its finds at any time without restriction.

Revenue recognition

The Company recognizes revenues pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force (EITF) Issue 00-21 Revenue Arrangements with Multiple Deliverables. License fees are earned and recognized in accordance with the provisions of each agreement. Up-front license fees for perpetual licenses where IDM Pharma conveys rights to intellectual property it owns to a licensee upon signing of a definitive agreement, and IDM Pharma has no further delivery or performance obligations beyond the performance of those obligations, are recognized when received.

Prior to sanofi-aventis’ termination of its participation in the UVIDEM joint development program, IDM Pharma generated certain revenues from a collaborative agreement with sanofi-aventis, a stockholder and

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Summary of Significant Accounting Policies — (Continued)

therefore a related party to the Company. These revenues consisted of up-front fees, milestone payments for advancing its drug candidates through clinical trials and regulatory approval and ongoing research and development funding. On December 26, 2007, sanofi-aventis notified the Company of its decision to terminate participation in the UVIDEM development program.

Non-refundable up-front payments that IDM Pharma receives in connection with collaborative research and development agreements are deferred and recognized on a straight-line basis over the period IDM Pharma has significant involvement, which is generally the research time as outlined in the development plan for the product. These estimates are continually reviewed and could result in a change in the deferral period. Through December 2007, non-refundable up-front payments from sanofi-aventis under the UVIDEM joint development program were amortized over nine years, the estimated development period for UVIDEM. As a result of sanofi-aventis’ decision to terminate its participation in the development of UVIDEM, the Company recognized the remaining $2.4 million of deferred revenue in the fourth quarter of 2007.

Revenues from milestone payments for products selected by collaborative partners are recognized in full upon achievement of the relevant milestone when it is substantive and achievement was not evident at the inception of the collaboration agreement. During the development phase of a collaborative research and development agreement, such payments are recorded as additional deferred revenue and recognized over the remaining development term on a straight-line basis.

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

A substantial portion of on-going research and development activities are performed under agreements with external service providers, including Contract Research Organizations, or CROs, which conduct many of the Company’s clinical research and development activities. The Company accrues for costs incurred under these contracts based on factors such as estimates of work performed, milestones achieved, patient enrollment and experience with similar contracts. As actual costs become known, the accruals are adjusted. To date, the recorded accruals have been within management’s estimates, and no material adjustments to research and development expenses have been recognized. Subsequent changes in estimates could materially affect the Company’s financial position, results of operations and cash flows.

Research and development expenses incurred in France, relating to the activities of IDM Pharma S.A., form the basis for a tax credit, which is recorded as a current income tax benefit in the period in which the expenses are incurred and the credit is claimed. The credit is recoverable in cash if not used to offset taxes payable in the fourth year following its generation after a governmental evaluation in France. The research and development tax credit is recorded as a current asset if payable within one year, or as a long-term asset if payable beyond one year.

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

Intangible assets also include purchased licenses. Costs associated with licenses acquired in order to be able to use products from third parties prior to receipt of regulatory approval to market the related products are capitalized if the licenses can be used in multiple research and development programs. The Company’s licensed technologies have alternative future uses in that they are enabling (or platform) technologies that can be the basis for multiple products that would each target a specific indication. In addition, the Company derives revenues under collaborative, out-licensing and/or distribution agreements from products under development that incorporate these technologies. Costs of acquisition of licenses are capitalized and amortized on a straight-line basis over the useful life of the license, which IDM Pharma considers to begin on the date of acquisition of the license and continue through the end of the estimated term during which the technology is expected to generate substantial revenues. In the case of the licenses or assets acquired from Medarex and Jenner Biotherapies (see Note 7), IDM Pharma estimated their useful lives to be ten years from the date of acquisition.

Impairment of long lived assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, IDM Pharma periodically evaluates the value reflected on its balance sheet of long-lived assets, such as patents and licenses, when events and circumstances indicate that the carrying amount of an asset may not be recovered. Such events and circumstances include recommendations by advisory panels to the FDA regarding evidence of effectiveness of the Company’s drug candidates, communication with the regulatory agencies regarding safety and efficacy of the Company’s products under review, the use of the asset in current research and development projects, any potential alternative uses of the asset in other research and development projects in the short to medium term, clinical trial results and research and development portfolio management options. Determination of recoverability is based on an estimate of undiscounted future net cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. At December 31, 2007 and December 31, 2006, the license from Novartis for L-MTP-PE represented approximately $2.4 million and $2.6 million, respectively, of the total balance in Patents, Trademarks and Other Licenses (see Note 7). The Company believes the future cash flows to be received from the long-lived assets will exceed the assets carrying value indicating no impairment at December 31, 2007.

The Company put the development of several product candidates on hold in 2006 and has not found a collaborative partner or obtained funding to restart development. As such, the remaining carrying value of $0.1 million was written off as of December 31, 2007. With respect to the license for L-MTP-PE, based on current actions being taken by the Company to gather, analyze and submit supplemental data to FDA in the form of an amendment to the NDA, and the status of ongoing discussions with and review by the FDA and EMEA, the Company does not believe that the assets related to L-MTP-PE have been impaired at this time.

As a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program and the Company’s decision to shut down operations of its Paris subsidiary, $0.4 million in UVIDEM related intellectual property and $0.6 million in UVIDEM related property and equipment has been impaired in the fourth quarter of 2007. The Company has determined that it will offset the abandoned property and equipment with

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Summary of Significant Accounting Policies — (Continued)

a portion of the payments received from sanofi-aventis pursuant to the Settlement Agreement (see Note 14). The Company also recorded an impairment charge for $0.3 million in the first quarter of 2007 for laboratory equipment and leasehold improvements in a vacated facility.

Fair value of financial instruments

The carrying values of financial instruments such as cash and cash equivalents, trade receivables and payables, related party receivables, tax credits, accounts payable and accrued liabilities approximated their market values, based on the short-term maturities of these instruments. The fair value of long term debt, which consists of interest-free government loans, approximates the carrying value as interest discounts are not significant. The common stock warrants are recorded at fair value and adjusted each quarter using a Black-Scholes-Merton pricing model adjusted for the probability of a change in control.

Property and equipment — net

Property and equipment — net are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over their estimated useful lives as follows:

Laboratory Equipment:	5 years
Computer Equipment:	3 years
Furniture:	5 years
Office Equipment:	8 years
Leasehold improvements:	Shorter of useful life or lease term

Capital lease obligations are amortized over the life of the lease and amortization for capitalized assets under lease agreements are included in depreciation expense. Repair and maintenance costs are expensed as incurred.

Income taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of assets and liabilities along with net operating loss and credit carry forwards, if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, allowances must be established. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period of enactment.

As of the beginning of the Company’s 2007 fiscal year, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”), which provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes the impact of tax positions in its financial statements if those positions will more likely than not be sustained on audit, based on the technical merit of the position. See Note 11 for further discussion.

Segment information

The Company operates in one segment, immunotherapy research. The majority of the Company’s assets are located in the U.S. and in France.

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Summary of Significant Accounting Policies — (Continued)

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, IDM Pharma annually tests goodwill and other indefinite-lived intangible assets for impairment or more frequently if certain indicators are present. This analysis requires the Company first to compare the fair value of a reporting unit with its carrying amount, including goodwill. IDM Pharma has determined that it is operating as one reporting unit for purposes of this analysis. If the fair value of the reporting unit on the measurement date is less than the carrying amount, a second step is performed to determine the amount of the impairment loss. This involves comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill. As of December 31, 2007 and 2006, the Company’s analysis determined that the fair value of the reporting unit exceeded the carrying amount and no goodwill impairment was recognized.

Earnings per share

Earnings per share, referred to as EPS, is computed in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding owned but unvested shares. Diluted EPS reflects the potential dilution of securities, such as common stock equivalents that may be issuable upon exercise of outstanding common stock options or warrants as well as all shares of preferred stock, which may be converted into common stock. Prior to the application of the treasury stock method, common stock equivalents of 5,823,016, 2,578,727 and 2,140,185 for the periods ended December 31, 2007 2006 and 2005, respectively, have been excluded from EPS as the effect is antidilutive.

	2007	2006	2005

Options Outstanding	1,840,595	1,891,840	1,143,806
Restricted Stock Awards	232,141	42,141	188,739
Warrants Outstanding	3,377,412	211,882	325,056
Reserved Pursuant to Option Liquidity Agreement	372,868	380,815	403,984
Reserved Pursuant to Put/Call Agreements	0	52,049	78,600

Total	5,823,016	2,578,727	2,140,185

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective method. In accordance with SFAS No. 123(R), the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period which an employee is required to provide service — the requisite service period. The Company determines the grant date fair value of employee stock options using the Black-Scholes-Merton option-pricing model. See Note 9 for further disclosure.

Comprehensive Income

The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income, which provides rules for the reporting and display of comprehensive income (loss) and its components. Comprehensive loss is comprised of net loss and other comprehensive income (loss), or OCI. OCI includes certain changes in stockholders’ equity that are excluded from net loss such as foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income has been reflected in the consolidated

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Summary of Significant Accounting Policies — (Continued)

statements of operations. The components of accumulated OCI consist solely of foreign currency translation adjustments.

5.	Business Combination and Name Change

In connection with the business combination between IDM Pharma S.A. and Epimmune on August 16, 2005, IDM Pharma S.A., which is now IDM Pharma, Inc.’s French subsidiary, was deemed to be the acquiring company for accounting purposes and the share exchange was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with U.S. generally accepted accounting principles. The Combination and the purchase method are described below.

As of August 15, 2005, Epimmune had 2,569,895 shares of common stock outstanding, after giving effect to a one-for-seven reverse split, including 278,468 shares after giving effect to the conversion of the preferred stock pursuant to the terms of the Amended and Restated Preferred Exchange Agreement. Based on the average of the closing prices for a range of trading days (March 14, 2005 through March 18, 2005, inclusive) around and including the announcement date of the Combination, the fair value of the outstanding shares of Epimmune’s common stock was $9.31 per share or approximately $23,890,000.

The total purchase price of approximately $29,774,000 is comprised of the following:

Epimmune common stock	$21,301,000
Epimmune preferred stock, as-converted to common	2,589,000
Estimated fair value of options and warrants assumed	2,586,000
Estimated IDM Pharma S.A. direct transaction costs	3,298,000

Total purchase price	$29,774,000

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

Epimmune had two products in various states of clinical trials as of the valuation date: EP HIV-1090, a therapeutic vaccine for HIV in Phase 1 clinical trials and IDM-2101, a therapeutic vaccine for non-small cell lung cancer which entered Phase 2 clinical trials in December 2004. The fair value of the IPR&D was determined using the income approach. Under the income approach, the expected future cash flows for each product under development are estimated and discounted to their net present value at an appropriate risk- adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted-average cost of capital and return on assets, as well as the risks inherent in the development process. For purposes of the analysis, EP HIV-1090 was projected to generate material revenue and cash flows beginning in 2013 and IDM-2101 was projected to generate material revenue and cash flows beginning in 2014. Remaining research and development expenses for both EP HIV-1090 and IDM-2101 are based on management’s best estimates to bring the drug candidates to market. A 24% risk adjusted discount rate was applied to the cash flow projected for EP HIV-1090 and a discount rate of 29% was applied to the IDM-2101 projected cash flow. The application of this methodology resulted in a fair value of $7,500,000 being assigned to EP HIV-1090 and $5,800,000 being assigned to IDM-2101. Licensing and milestone agreements represents a combination of Epimmune’s patents, trade secrets, core technology and services that it has developed through years of work in the field of epitope identification. This proprietary knowledge base has been leveraged by Epimmune to enter into agreements with licensing and milestone opportunities.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but instead is tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

6.	Sale of Infectious Disease Related Assets

Pursuant to an asset purchase agreement, dated November 23, 2005, as amended on December 30, 2005, with Pharmexa Inc, the Company sold specific assets related to its infectious disease programs and certain other assets to Pharmexa for $12,028,000 in net cash.

In connection with the asset sale, the Company also entered into two separate, fully paid up perpetual license agreements with Pharmexa, which guarantee the Company continuing rights to use the PADRE® and Epitope Identification System (EIS(R)) technologies, included in the assets acquired by Pharmexa, in the cancer field. In addition, the Company entered into a three-year services agreement with Pharmexa, which would provide certain services required for the Company’s ongoing clinical trials of its IDM-2101 therapeutic vaccine for non-small cell lung cancer, as well as access to expertise and know how related to epitope identification. The Company received a credit for the first year of the services agreement and recorded prepaid services of $900,000 at December 31, 2005 in connection with the credit. In September 2006, the Company notified Pharmexa that it would not renew the service portion of the agreement. As of December 31, 2007, the remaining prepaid expenses of $97,481 related to Pharmexa were fully utilized. The transaction included the assumption by Pharmexa of the Company’s current lease at its San Diego facility and the transfer of most of its San Diego based employees to Pharmexa. The Company retained all rights to its cancer programs.

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

Due to the proximity of the sale of the specific assets to the original acquisition date of Epimmune by IDM Pharma S.A., the Company did not record a gain on the sale of the net assets, but instead reduced the amount of goodwill originally recorded in connection with the closing of the Combination in August 2005 by $10,455,000.

The following table presents pro forma results of operations and gives effect to the business combination transaction and sale of assets to Pharmexa as if they were both consummated at the beginning of the period presented and excludes the direct operating results of the assets sold for all periods presented. The unaudited proforma results of operations are not necessarily indicative of what would have occurred had the business combination been completed at the beginning of the period or of the results that may occur in the future.

Year Ended
December 31,
2005

Revenues	$7,134
Net loss	$(39,483)
Net loss per common share — basic and diluted	$(3.87)

7.	Research and Development and Other Agreements

Novartis -Jenner

In March 2003, the Company entered into an asset purchase agreement with Jenner Biotherapies, Inc., or Jenner. Pursuant to the terms of the agreement, the Company purchased certain of Jenner’s assets, which included the Company’s lead product candidate, L-MTP-PE, and an exclusive worldwide license from Ciba-Geigy Ltd., now known as Novartis, covering patent rights to compounds that the Company uses in the production of L-MTP-PE. These assets were acquired by issuing IDM Pharma S.A. shares with a fair value of $3.1 million. The asset purchase was consummated in April 2003. The purchase consideration was allocated to the L-MTP-PE license, which was determined to have alternative future use and is included in Patents, Trademarks and Other Licenses. Under the license agreement, the Company is required to make certain milestone payments with respect to L-MTP-PE totaling $2.75 million, none of which has been recorded in the Company’s financial statements as of December 31, 2007 because the payment is triggered by the achievement of gross profit related to L-MTP-PE. As of December 31, 2007, the Company believes that it has achieved two milestones totaling $750,000 that would be payable in the event L-MTP-PE is successfully commercialized. Pursuant to the license agreement, the total milestones payable in any year with respect to all such milestones shall not exceed twenty-five percent of the gross profit of L-MTP-PE in any year, with the balance being carried forward to later years without incurring interest. The Company also agreed to pay royalties with respect to net sales of L-MTP-PE, which royalties will be reduced by an established percentage upon the expiration of certain patent protection in accordance with the terms of the license. A portion of the milestone payments will be credited against these royalty obligations. Unless earlier terminated, the license

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Research and Development and Other Agreements — (Continued)

agreement shall continue on a country-by-country and product-by-product basis until there are no remaining royalty payments in each country covered by the patents obtained under the agreement. In most countries the remaining patents expired in 2007 and, under the terms of the agreement, the royalties payable will be reduced. In addition to certain standard termination clauses, the Company may terminate the agreement with respect to any patent upon 60 days’ written notice.

The Novartis license is being amortized over ten years, which was management’s estimate of the expected life of products developed from the use of the license at the time the assets were acquired.

IDM Pharma’s direct research and development expenses related to L-MTP-PE amounted to approximately $8,072,000, $4,080,000 and $2,563,000 million in 2007, 2006 and 2005, respectively.

Agreement with sanofi-aventis (Related Party)

In July 2001, the Company entered into an agreement with sanofi-aventis to cooperate in cellular immunotherapy research for the development and marketing of immunologic treatment for cancers. Under this agreement, sanofi-aventis has the right to select up to 20 Cell Drug development programs (individually an “option”) from the Company’s line of research and development activities for development and commercialization over a 10-year period. The Company will undertake preclinical development, and if sanofi-aventis exercises its option, sanofi-aventis will finance the clinical development and have exclusive worldwide marketing rights for the selected drugs, if the clinical trials are successful. For each exercised option, sanofi-aventis will pay an initial non-refundable upfront payment, followed by milestone payments following the completion of Phase 1 and Phase 2 clinical trials, and a fee upon sanofi-aventis exercising an exclusive license option. In addition, sanofi-aventis will also reimburse all corresponding research and development expenses for each program that is selected. If sanofi-aventis exercises the commercialization option, a non-refundable fee will be due to the Company upon exercise, followed by milestone payments, based on potential market size for the treatment. During the commercialization phase, IDM Pharma will manufacture the treatment.

Sanofi-aventis exercised its first option on IDM Pharma’s ongoing melanoma development program UVIDEM in December 2001. Consequently, the Company received $5.3 million corresponding to: (i) an up-front payment of $1.8 million, (ii) a completion of Phase 1 milestone payment of $1.8 million because the program was already in Phase 2 and (iii) reimbursement of development costs incurred from 1999 through December 2001, which approximated $1.7 million. Repayment received for past development expenses incurred by IDM Pharma prior to the exercise of an option by sanofi-aventis are considered as a complementary up-front fee. The Company had been recognizing these three payments over the remaining program development period, which it is estimated to be nine years. Sanofi-aventis can terminate its involvement in any program at any time without penalty. If this occurs, the Company’s obligations with respect to that program will be waived and the Company will be able to proceed with the development program and commercialize the product on its own. None of the proceeds are refundable to sanofi-aventis in the event of termination. At all times, the Company retains the intellectual property rights attached to the immunological treatments developed in programs subject to this agreement and will grant sanofi-aventis an option for an exclusive worldwide license for the commercialization for each treatment. At December 31, 2007, sanofi-aventis had remaining options to participate in the clinical development of up to eight (or up to two per year) other Cell Drugs through 2011. On December 26, 2007, sanofi-aventis notified the Company of its decision to terminate its participation in the UVIDEM development program and the Company has put on hold further development of the program. In March 2008, the Company and sanofi-aventis entered into an agreement (Settlement Agreement) aimed at resolving the various pending or potential issues related to the UVIDEM development program. All rights to the UVIDEM development program have reverted to the Company, and sanofi-aventis has no further rights to that program, including any right of first refusal. In accordance with the terms of the Settlement Agreement, sanofi-aventis retains its rights with respect to the Company’s cell therapy programs other than UVIDEM under the 2001 Agreement, although the Company does not currently have any such programs in development, or plans to conduct

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Research and Development and Other Agreements — (Continued)

any further development. The Settlement Agreement provides that sanofi-aventis will pay the research and development costs of the UVIDEM development program for the first quarter of 2008 and an additional amount related to the shut down of the UVIDEM program, estimated to be $5.3 million. See Note 14 for further discussion.

Revenue recognized for the years ending December 31, 2007, 2006 and 2005, under the sanofi-aventis agreement, by source, is as follows:

	2007	2006	2005

Amortization of upfront fee	$1,007,000	$221,000	$220,000
Amortization of phase 1 milestone payment	1,190,000	262,000	259,000
Amortization of initial R&D expenses from 1999 to 2001	957,000	210,000	208,000
Reimbursement of current R&D expenses	11,092,000	10,454,000	6,107,000

Total revenues	$14,246,000	$11,147,000	$6,794,000

IDM Pharma’s direct research and development expenses related to UVIDEM amounted to approximately $7,903,000, $6,349,000 and $4,052,000 in 2007, 2006 and 2005, respectively.

Prior to the July 2001 agreement, IDM Pharma had entered into an agreement in July 1999, as amended in November 2001, under which sanofi-aventis agreed to provide the Company with a non-exclusive license to intellectual property for interleukin-13, referred to as IL-13, a compound that contributes to the transformation of white blood cells into specialized immune cells called dendritic cells, including a right to sub-license with sanofi-aventis’ approval. In exchange, the Company issued shares and warrants to sanofi-aventis. On August 12, 2005, and in connection with the Combination, sanofi-aventis exercised its warrants, received 404,660 shares of IDM Pharma common stock, and provided IDM Pharma with the license to IL-13. This exercise was recorded as an increase of the Company’s stockholders’ equity for $2.0 million, corresponding to the value of the stock received by sanofi-aventis calculated using the fair value of the shares of the Company in the Combination. The license to IL-13, which was valued at the same amount, was written off as an impairment charge in the third quarter of 2005 in accordance with IDM Pharma’s established policies since it had no alternative future use.

In connection with the July 2001 Agreement, sanofi-aventis also invested approximately $33 million in IDM Pharma S.A. As a result of the Combination, as of December 31, 2007, sanofi-aventis owns approximately 7.9% of the Company’s outstanding common stock and is, therefore, considered a related party.

Medarex (Related Party)

In December 1993, the Company entered into a research, development and commercialization agreement with Medarex. This agreement was subsequently amended and restated on July 21, 2000.

In July 2000, the Company consummated several interrelated agreements with Medarex (collectively, the “Arrangement”). Under the Arrangement, Medarex paid the Company $2,000,000 in cash, released the Company from obligations under the 1993 research, development and commercialization agreement, and granted exclusive and non-exclusive worldwide licenses for the use, manufacturing and commercialization of several antibodies developed by Medarex. In return, IDM Pharma S.A. issued to Medarex shares and “units”. Each “unit” comprised one IDM Pharma S.A. share and 19 warrants, each warrant giving the right to subscribe for one bond convertible into or redeemable for one IDM Pharma S.A. share, at a price of $10.01 per bond, from September 11, 2002 through September 10, 2012. In addition, the Company agreed to expend a specific amount towards the further research and development of products incorporating certain antibodies licensed from Medarex. As of December 31, 2006, the Company had met its obligations with respect to such expenditure.

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Research and Development and Other Agreements — (Continued)

In accordance with EITF 96-18, Accounting For Equity Instruments That Are Issued to Other Than Employees For Acquiring, or in conjunction with Selling, Goods or Services, the units were valued at fair value on the date of their issuance. The fair value of the units was recorded as common stock and additional paid in capital, and represented the basis for the total valuation of the licenses acquired. Total consideration was allocated to each license and to the repurchase of a commercialization option initially granted by IDM Pharma S.A. to Medarex, based on their respective fair values using estimated future cash flows and an expected rate of success. The fair values allocated to licenses with alternative future use amounted to $12,379,000 and were reflected in intangible assets. The amounts pertaining to the cancellation of the original commercialization agreement and to additional licenses with no alternative future use were charged directly to operating results.

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

All of the warrants granted in connection with the Arrangement were exercised and the corresponding bonds were converted into IDM Pharma S.A. shares on August 12, 2005, prior to the Combination. The exercise price of the warrants was offset by a lump-sum payment corresponding to the payment for the Medarex licenses and the cancellation of the original commercialization agreement. As a result of the Combination, as of December 31, 2007, Medarex owns approximately 10.4% of the Company’s outstanding common stock and is, therefore, considered a related party.

Cambridge Laboratories

In May 2005, the Company entered into a license and distribution agreement with Cambridge Laboratories Ltd, a privately held British pharmaceutical company, for the distribution of L-MTP-PE in the United Kingdom and the Republic of Ireland.

Pursuant to this agreement, the Company received an upfront payment, half of which was refundable if, within 30 months of the date of signature of the agreement with Cambridge Laboratories, or November 10, 2007, IDM Pharma was not able to manufacture L-MTP-PE according to its new process or was unable to demonstrate its comparability to the product from the original process. In December 2007, the Company received notice from Cambridge Laboratories that it was terminating the agreement with IDM Pharma and that IDM Pharma owed Cambridge Laboratories half of the upfront payment. IDM Pharma does not agree that any amount is refundable to Cambridge Laboratories.

The refundable portion was initially recorded as a long-term liability until marketing approval is received and the non-refundable payment was being amortized into revenue over 12.5 years, the period of continuing involvement. Upon the notice of termination, IDM Pharma reclassified the refundable portion to other current liabilities at December 31, 2007 and recognized the remaining non-refundable upfront payment as revenue in the fourth quarter of 2007. Revenue recorded was $314,000, $25,000 and $15,000 in 2007, 2006 and 2005, respectively.

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Balance Sheet Information

Cash and Cash equivalents

The Company’s cash and cash equivalents consisted of the following:

	As of December 31,
	2007	2006

Money market mutual funds	$27,827,000	$609,000
Cash, including certificates of deposit	555,000	9,572,000

Total cash and cash equivalents	$28,382,000	$10,181,000

Prepaids and Other Current Assets

The Company’s prepaids and other current assets consisted of the following:

	As of December 31,
	2007	2006

Prepaid expenses	$312,000	$1,117,000
Value added tax receivable	165,000	121,000
Prepaid services agreement	—	97,000
Other current assets	188,000	45,000

	$665,000	$1,380,000

Property and Equipment — Net

The Company’s fixed assets consisted of the following:

	As of December 31,
	2007	2006

Laboratory equipment	$2,547,000	$2,713,000
Computer equipment	1,531,000	1,787,000
Furniture and other equipment	351,000	706,000
Leasehold improvements	1,908,000	2,195,000

Total property and equipment	6,337,000	7,401,000
Less accumulated depreciation and amortization	(5,824,000)	(5,690,000)

Property and equipment — net	$513,000	$1,711,000

Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was $571,000, $755,000 and $1,090,000, respectively. During the year ended December 31, 2007, the Company recorded impairment expenses of $932,000 of which $278,000 was recorded as research and development expense, $624,000 was recorded as restructuring charge (see Note 13) and $30,000 was recorded as general and administrative expense.

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Balance Sheet Information — (Continued)

Intangible Assets — Net

The Company’s intangible assets-net consisted of the following:

	As of December 31, 2007			As of December 31, 2006
		Accumulated			Accumulated
		Amortization			Amortization
		and			and
	Original Cost	Impairment	Net	Original Cost	Impairment	Net

Patents	$1,208,000	$(924,000)	$284,000	$1,215,000	$(593,000)	$622,000
Trade marks	47,000	(47,000)	—	170,000	(100,000)	70,000
Novartis-Jenner and other licenses	4,619,000	(2,169,000)	2,450,000	4,174,000	(1,543,000)	2,631,000
Sanofi-aventis licenses(1)	2,030,000	(2,030,000)	—	2,030,000	(2,030,000)	—
Medarex licenses(2)	20,960,000	(20,960,000)	—	18,943,000	(18,943,000)	—

Total	$28,864,000	$(26,130,000)	$2,734,000	$26,532,000	$(23,209,000)	$3,323,000

(1)	On August 12, 2005, sanofi-aventis exercised warrants that were granted in connection with the 1999 Agreement in exchange for a new license agreement for the Company’s use of IL-13 in Phase 3 clinical trials and for the commercialization of the Company’s products using IL-13. The fair value of the shares issued to sanofi-aventis was estimated at approximately $2,030,000. The fair value allocated to the license was reflected in intangible assets and immediately impaired in full since the acquired license has no alternative future use.

(2)	In 2000, the Company acquired licenses from Medarex, which were capitalized for an amount of $12,379,000. In 2004, the Company recorded an impairment charge of $6,776,000 relating to the remaining carrying value of the Medarex licenses. This impairment charge was related to IDM Pharma’s decision not to further pursue any of the development programs in connection with the MDX-210 antibody, an antibody used in the Company’s OSIDEM-2 product candidate.

Patent, license and trademark amortization and impairment costs are detailed in the table below.

	2007	2006	2005

Amortization
Patents	$105,000	$186,000	$166,000
Licenses	433,000	383,000	509,000
Trademarks	8,000	14,000	47,000

	$546,000	$583,000	$722,000

Impairment
Patents	$423,000	$414,000	$264,000
Licenses	—	144,000	2,071,000
Trademarks	77,000	34,000	220,000

	$500,000	$592,000	$2,555,000

Impairment charges are due to suspension or termination of products under development.

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Balance Sheet Information — (Continued)

Amortization expense for each of the years ending December 31 will consist of the following amounts:

2008	$495,000
2009	495,000
2010	495,000
2011	495,000
2012	495,000
Thereafter	259,000

$2,734,000

Other Currents Liabilities

The Company’s other current liabilities consisted of the following:

	As of December 31
	2007	2006

Value added tax payable	$524,000	$875,000
Accrued tax liabilities	2,285,000	1,680,000
Severance costs	472,000	864,000
Contract termination costs	—	90,000
French social tax accrual	67,000	—
Up-front payment received from Cambridge laboratories	365,000	—
Interest-free loan from governmental agencies — Current portion	177,000	—
European grant	189,000	172,000

	$4,079,000	$3,681,000

Other Non-current Liabilities

The Company’s other non-current liabilities consisted of the following

	As of December 31,
	2007	2006

Pension obligation	$169,000	$122,000
Upfront payment received from Cambridge Laboratories	—	330,000
Accrued tax liabilities	1, 194,000	—

	$1,363,000	$452,000

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Balance Sheet Information — (Continued)

Long-term Debt

The Company’s long-term debt consists primarily of interest-free loans from governmental agencies.

	As of December 31,
	2007	2006

Interest-free loan from governmental agencies — Long term portion	$353,000	$479,000
Long-term equipment lease	12,000	26,000

Long term portion	$365,000	$505,000

In 2003, 2004 and 2006, the Company received interest-free loans from the French Government in connection with a research and development program called Genhome. The total amount of these loans was $530,000 and $479,000 on December 31, 2007 and 2006 and is reimbursable in two installments of $177,000 in 2008 and $353,000 in 2011.

In 2005, the Company entered into a lease to own agreement with respect to laboratory equipment. At December 31, 2007 the recorded liability is $12,000, and is due in November 2008.

9.	Share-Based Compensation

Overview

Prior to January 1, 2006, the Company accounted for share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123 (SFAS 123), Accounting for Stock-Based Compensation.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, SFAS 123(R), using the modified prospective transition method. SFAS No. 123(R) eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under APB No. 25 and instead generally requires that cost of employee services received in exchange for awards of equity instruments be based on the grant date fair value of those awards. The Company uses the Black-Scholes-Merton option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123(R), consistent with that used for pro forma disclosures under SFAS No. 123 in prior periods. Under the modified prospective transition method, compensation expense includes (a) compensation expense for all share-based payments granted prior to the Combination, but not yet vested as of, January 1, 2006, based on their intrinsic value estimated in accordance with the original provisions of APB 25 which corresponds to their original valuation method, (b) compensation expense for all other share-based payments granted or assumed since the Combination, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (c) compensation expense for all share-based payments granted, modified or settled on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense is recorded for shares that are ultimately expected to vest over the requisite service period. Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated. In March 2005 the SEC issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The determination of fair value is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and the projected exercise and post-vesting employment termination behavior of employees.

Equity awards include stock options and restricted stock awards. Certain awards accelerate vest if performance milestones are achieved and otherwise vest over one to four years. For awards that vest based on continuous service, compensation expense is recorded ratably over the service period from the date of grant. Management assesses the

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Share-Based Compensation — (Continued)

milestones each quarter and adjusts compensation expense to be recorded over the implicit service period when it determines that achievement is probable. Change in the estimated implicit service period is recorded prospectively over the remaining vesting period. There are no equity awards with performance or market conditions in such award agreements. Certain options and share awards provide for accelerated vesting upon termination without cause or leaving employment for good reason or upon a change in control as defined.

Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was not less than the market price of the underlying stock on the date of the grant, no compensation expense was recognized. As a result of the adoption of SFAS No. 123(R), the Company recorded stock-based compensation expense of $1.5 million and $0.5 million for the years ended December 31, 2007 and 2006, respectively, related to employee options which increased loss before income tax benefit and net loss by $1.5 million and $0.5 million, respectively. Net loss per share, basic and diluted, was increased by $0.07 and $0.04 for the year ended December 31, 2007 and 2006, respectively, as a result of the adoption of SFAS No. 123(R).

Description of Share-Based Compensation Plans

The Company has issued equity awards under the following plans.

1998 IDM Stock Option Plan — In August 1998, IDM Pharma S.A.’s shareholders approved the 1998 IDM Stock Option Plan, and authorized IDM Pharma S.A.’s Board of Directors to grant, through August 2003, stock options to purchase shares such that the total number of stock options granted to employees could not exceed 5% of the fully diluted number of shares of the Company. These stock options expire ten years after the grant date, and vest ratably over five years after the grant date subject to continued employment. Upon exercise, the resale of the corresponding shares is restricted until five years after the grant date. The 1998 IDM Stock Option Plan was closed in October 2000 and replaced by the IDM 2000 Stock Option Plan.

2000 IDM Stock Option Plan — In October 2000, IDM Pharma S.A.’s shareholders approved the 2000 IDM Stock Option Plan, and authorized IDM Pharma S.A.’s Board of Directors to grant, through October 2005, stock options to purchase a maximum of 538,837 shares. The options expire ten years after the grant date, and vest ratably over four years after grant date subject to continued employment. Upon exercise, the resale of the corresponding shares is restricted until four years after the grant date.

In August 2005, in connection with the Combination, the 2000 IDM Stock Option Plan was closed and the Company assumed the prior Epimmune stock option plans described below. In accordance with the Share Exchange Agreement, substitute options to acquire 342,336 shares of common stock were granted from the Company’s 2000 Stock Plan to employees of the Company’s U.S. subsidiary, IDM, Inc. In addition, and also in accordance with the Share Exchange Agreement, the Company reserved 372,868 shares of common stock for issuance in connection with the exercise of outstanding options held by employees of its French subsidiary, IDM Pharma S.A.

1989 Stock Plan — In August 2005, the Company assumed the outstanding options granted under the Epimmune 1989 Stock Plan (the 1989 Plan), under which options may be granted to employees, directors, consultants or advisors. The 1989 Plan provided for the grant of both incentive stock options and nonstatutory stock options. The exercise price of an incentive stock option is not less than the fair market value of the common stock on the date of grant. The exercise price of nonstatutory options is not less than 85% of the fair market value of the common stock on the date of grant. No options granted under the 1989 Plan have a term in excess of ten years from the date of grant. Shares and options issued under the 1989 Plan vest over varying periods of one to six years. Effective June 9, 2000 with the approval of the Company’s 2000 Stock Plan, the 1989 Plan was discontinued resulting in cancellation of remaining available shares, and any shares granted under the 1989 Plan that in the future are cancelled or expire will not be available for re-grant. As of December 31, 2007, options to purchase 8,775 shares of common stock were outstanding under the 1989 Plan.

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Share-Based Compensation — (Continued)

1997 Stock Plan — In August 2005, the Company assumed the outstanding options granted under the Epimmune 1997 Stock Plan (the 1997 Plan), under which options were granted to employees, directors, and consultants of the Company. The 1997 Plan provided for the grant of both incentive stock options and nonstatutory stock options. The exercise price of an incentive stock option was not less than the fair market value of the common stock on the date of grant. The exercise price of nonstatutory options was not less than 85% of the fair market value of the common stock on the date of grant. No options granted under the 1997 Plan have a term in excess of ten years from the date of grant. Options issued under the 1997 Plan vest over varying periods of one to four years. Effective June 9, 2000 with the approval of the Company’s 2000 Stock Plan, the 1997 Plan was discontinued resulting in cancellation of remaining available shares, and any shares granted under the 1997 Plan that in the future are cancelled or expire will not be available for re-grant. As of December 31, 2007, there were no shares of common stock outstanding under the 1997 Plan.

2000 Stock Plan — In August 2005, the Company assumed the Epimmune 2000 Stock Plan (2000 Stock Plan). Options under the plan may be granted to employees, directors, consultants or advisors of the Company. The 2000 Stock Plan provides for the grant of both incentive stock options and nonstatutory stock options. The exercise price of an incentive stock option and a nonstatutory option is not less than the fair market value of the common stock on the date of the grant. No options granted under the 2000 Stock Plan have a term in excess of ten years from the date of grant. Options issued under the 2000 Stock Plan may vest over varying periods of up to four years. In addition to options, the Company may also grant stock awards, restricted stock awards, or other similar equity awards from the 2000 Stock Plan.

There were a total of 2,828,571 shares of common stock authorized by the Company’s stockholders under the 2000 Stock Plan at December 31, 2007. On April 9, 2007, the Company’s Board of Directors approved a 600,000 share increase in the number of shares of common stock available for issuance under the 2000 Stock Plan, which was approved by the Company’s stockholders at the Company’s annual meeting of stockholders held on June 14, 2007. In 2006, the Company’s Board of Directors also approved an increase in the limitation on the total number of shares subject to stock awards under the 2000 Stock Plan that an employee is eligible to be granted during any calendar year from 71,428 to 500,000 shares in order to better reflect the increase in its outstanding capital stock resulting from the Combination. This limitation is referred to as the Section 162(m) Limitation. The Company’s stockholders approved the increase in the shares reserved and the Section 162(m) Limitation under the 2000 Stock Plan at the Company’s annual meeting of stockholders held on June 14, 2006.

As of December 31, 2007, options to purchase 2,213,463 shares of common stock were outstanding under all stock option plans, 232,141 shares of common stock related to restricted stock awards were outstanding under the 2000 Stock Plan, and 577,513 shares were available for future grant under the 2000 Stock Plan.

Certain of the Company’s stock options are denominated in currencies other than the U.S. dollar. It is the Company’s policy to convert the exercise prices at the current exchange rate when presenting option exercise information.

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Share-Based Compensation — (Continued)

Stock Option Activities

The following table summarizes stock option activity under all stock option plans for the three years ended December 31, 2007:

		Weighted
		Average
		Exercise
	Shares	Price

Balance at December 31, 2004	623,434	$25.30
Granted	981,384	$8.14
Cancelled	(57,028)	$22.46

Balance at December 31, 2005	1,547,790	$14.53
Granted	905,500	$2.95
Exercised	(16,011)	$3.06
Cancelled	(164,624)	$11.66

Balance at December 31, 2006	2,272,655	$9.84

Granted	827,200	$4.89
Exercised	(4,130)	$3.32
Cancelled	(882,262)	$6.67

Balance at December 31, 2007	2,213,463	$9.66

Employee Stock Purchase Plan — In August 2005, in connection with the Combination, the Company assumed the Epimmune Employee Stock Purchase Plan (the Purchase Plan), originally adopted in March 2001, and increased the shares of common stock reserved under the Purchase Plan by 26,428 shares to 69,285 shares. Under the Purchase Plan, employees, at their option, can purchase up to 714 shares of IDM Pharma common stock per offering through payroll deductions at the lower of 85% of the fair market value on the plan offering date or 85% of the fair market value of the common stock at the purchase date. The Company reinitiated offerings under the Purchase Plan on July 1, 2007. Issuances under the Purchase Plan were not significant.

In August 2005, in connection with the Combination, the Company established an Employee Stock Purchase Plan for employees located in France, referred to as the French Purchase Plan, and reserved 30,714 shares of common stock for future issuance under the French Purchase Plan. Employees, at their option, can purchase up to 714 shares of IDM Pharma common stock per offering through payroll deductions at the lower of 85% of the fair market value on the plan offering date or 85% of the fair market value of the common stock at the purchase date. Due to local regulations governing employee stock purchase plans in France, the Company has not yet implemented the French Purchase Plan as of December 31, 2007, and consequently no shares have been issued out of the reserve pool.

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Share-Based Compensation — (Continued)

The following table summarizes the share-based compensation expense for stock options and restricted stock awards granted under the Company’s equity plans for years ended December 31:

	2007	2006	2005

Employee Stock Options:
Research and development	$290,000	$163,000	$—
General and administrative	1,175,000	332,000	27,000
Sales and marketing	20,000	3,000	—

	1,485,000	498,000	27,000
Employee Restricted Stock:
Research and development	$22,000	$—	$—
General and administrative	213,000	224,000	809,000

	235,000	224,000	809,000
Consultant Options and Stock Awards (general and administrative)	$57,000	$591,000	$23,000

Total stock-based compensation expense	$1,177,000	$1,313,000	$859,000

Significant assumptions in the valuation of stock-based compensation under SFAS 123(R) include the following:

Determining Fair Value — The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option valuation model and a single option award approach. For options granted both before and after January 1, 2006, the Company amortizes the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

Expected Term — The expected term of options granted represents the period of time that they are expected to be outstanding. During its initial period of implementation of SFAS 123(R), the Company has adopted the “simplified method” of determining the expected term for “plain vanilla” options, as allowed under SAB 107. The Company will continue to gather additional information about the exercise behavior of plan participants until January 1, 2008, at which time the Company will make adjustments to the expected term of stock options granted to reflect actual exercise experience. The “simplified method” states that the expected term is equal to the sum of the vesting term plus the contract term, divided by two. “Plain vanilla” options are defined as those granted at-the-money, having service time vesting as a condition to exercise, providing that non-vested options are forfeited upon termination and that there is a limited time to exercise the vested options after termination of service with the Company, usually 90 days, and providing the options are non-transferable and non-hedgeable. Applying this method, the expected term of the Company’s options granted to U.S. employees ranged from six to seven years.

Expected Volatility — The Company estimated the volatility of its common stock at the date of grant based on the average of the historical volatilities of a group of peer companies. In August 2005, as of the completion of the Combination, the Company believes there is currently not enough historical volatility data available to predict its stock’s future volatility. The Company has identified five comparable companies, including Epimmune, which was a party to the Combination in August 2005, for which it has been able to calculate historical volatility from publicly available data for sequential periods approximately equal to the expected terms of its option grants. In selecting comparable companies, the Company looked at several factors including industry, immunotherapy focus, particularly in cancer, stage of development, and size in terms of market capitalization.

Risk-Free Interest Rate — The Company bases the risk-free interest rate on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms.

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Share-Based Compensation — (Continued)

Dividends — The Company has never paid any cash dividends on its common stock and it does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes-Merton option valuation model.

Forfeitures — Share based compensation is recognized only for those awards that are ultimately expected to vest. Prior to January 1, 2006, the Company accounted for forfeitures as they occurred. Compensation expense related to unvested forfeited options was reversed in the period the employee was terminated. SFAS 123(R) requires the Company to record compensation expense, net of estimated forfeitures, and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses six years of historical data, including that of Epimmune prior to August 2005 and that of IDM Pharma since the Combination, to estimate pre-vesting option forfeitures. The Company also segregates the six-year historical data to separately calculate expected forfeiture rates for its directors and officers as a group and the balance of its employees as a group.

Prior to the adoption of SFAS 123(R), the Company presented deferred compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123(R), on January 1, 2006 the Company reclassified the balance in deferred compensation to additional paid-in capital. Due to continuing losses, the Company does not recognize deferred tax assets related to stock-based compensation and does not record benefits for tax deductions in excess of recognized compensation costs (required to be recorded as financing cash flows) due to the uncertainty of when it will generate taxable income to realize such benefits.

The weighted average assumptions used to estimate the fair value of options granted under its option plans for each of the years ending December 31 were as follows:

	2007	2006	2005
			(Post-Combination
			Period)

Average expected term (years)	5.50 — 6.06	5.50 — 7.00	6.00
Expected volatility (range)	88% — 93%	84% — 95%	115%
Risk-free interest rate	3.45% — 4.92%	4.57% — 5.03%	5.00
Expected dividend yield	0%	0%	0%

Stock Option Activity and Share-Based Compensation Expense

A summary of stock option activity under all share-based compensation plans during the year ended December 31, 2007 is as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	(years)	Value

Options outstanding, December 31, 2006	2,272,655	$9.84
Granted	827,200	$4.89
Exercised	(4,130)	$3.32
Cancelled, forfeited or expired	(882,262)	$6.67

Options outstanding, December 31, 2007	2,213,463	$9.66	7.29	$—

Options exercisable, December 31, 2007	1,297,257	$13.43	6.32	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 31, 2007 for those awards that have an exercise price currently below the quoted price.

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Share-Based Compensation — (Continued)

The following table is a summary of the options outstanding under all of the Company’s stock option plans as of December 31, 2007.

		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Exercise Price
	Options	Life in	Average	Options	of Options
Range of Exercise Prices	Outstanding	Years	Exercise Price	Exercisable	Exercisable

$1.00 to $4.99	1,070,878	8.95	$2.86	441,928	$3.00
$5.00 to $9.99	560,656	7.59	7.01	279,897	6.49
$10.00 to $19.99	188,187	2.40	14.47	183,474	14.45
$20.00 to $29.99	168,945	4.80	27.00	167,161	26.98
$30.00 and above	224,797	4.57	31.65	224,797	31.65

Total	2,213,463	7.29	$9.66	1,297,257	$13.43

The weighted average grant-date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 (after the Combination) was $4.89, $2.95 and $8.14, respectively. The Company received $14,000 and $49,000 in cash from option exercises under all share-based payment arrangements for the year ended December 31, 2007 and 2006, respectively. No options were exercised in 2005. The aggregate intrinsic value of options exercised in 2007 and 2006 were $12,000 and $42,000, respectively.

As of December 31, 2007, there was $3.5 million (gross of estimated forfeitures) of total unrecognized compensation cost related to non-vested options granted under all equity compensation plans. The weighted average term over which the compensation cost will be recognized is 3 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Performance-Based Stock Options

In August 2006, the Company entered into a consulting agreement with a member of the Board of Directors, which included cash compensation of $10,000 per month and 600,000 nonstatutory stock options that would vest and become exercisable upon the achievement by the Company of defined milestone events by specified dates through June 30, 2007. The options granted under the agreement were accounted for under EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Since the agreement did not contain an economic penalty for nonperformance, fair value of the award, measured using the Black-Scholes-Merton option pricing model and input assumptions referenced above, was re-measured at each quarter end using the current stock price until the award vested or was forfeited. Compensation cost was recorded upon achievement of each milestone event as the milestones were substantive and there was no assurance that the milestones would be met. During the fourth quarter of 2006, three of the milestones were met resulting in compensation expense of $0.6 million, which was included in general and administrative expense for the fourth quarter of 2006. The milestones with specified achievement dates occurring in the first six months of 2007 were not achieved and the agreement was terminated on June 30, 2007.

Restricted Stock Awards

The Company has outstanding restricted stock awards issued in 2005 and 2007 granted to employees and to non-employees that vest over one to four-year service periods. Certain awards are subject to acceleration if performance conditions are met and certain awards accelerate vesting upon termination without cause or leaving employment for good reason or upon a change in control. The Company did not grant any restricted stock awards in 2006. Compensation costs based on the grant date fair value of the shares are initially recognized over the explicit service period. When the milestones become probable, the remaining unrecognized expense attributed to the

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Share-Based Compensation — (Continued)

milestone is recorded over the adjusted service period through the expected milestone achievement date. At December 31, 2007, 2006 and 2005, the Company had 232,141, 42,141 and 188,739, respectively, of restricted stock awards outstanding, of which 58,024, 14,386 and 175,490, respectively, were vested. Weighted average fair value of restricted stock awards (measured using the stock price of the date of grant) granted during 2007 and 2005 was $3.50 and $5.61, respectively.

A summary of the status of the Company’s non-vested stock awards as of December 31, 2007, and changes during 2007, is as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Non-vested at December 31, 2006	27,755	$6.22
Granted	190,000	3.50
Vested	(43,638)	7.40
Forfeited	—	—

Non-vested at December 31, 2007	174,117	$2.96

Unrecognized compensation for restricted stock was $0.4 million at December 31, 2007 (assuming that all service and performance milestones will be met) and will be recognized over a weighted average period of 1.39 years. Total fair value of shares vested during 2007, 2006 and 2005 was $323,000, $57,000 and $895,000, respectively.

Comparable Disclosures

The Company accounted for share-based employee compensation under SFAS No. 123(R)’s fair value method during the year ended December 31, 2007 and 2006. Prior to January 1, 2006 the Company accounted for share-based employee compensation under the provisions of APB 25.

The fair value of the options granted prior to the Company becoming a public reporting entity on August 16, 2005 was estimated at the date of grant using the Minimum Value option model. Under SFAS No. 123, non-public companies were permitted to use the minimum-value method to estimate compensation costs for pro-forma disclosure purposes, which effectively allowed those companies to value employee stock options using an assumed volatility of zero. The minimum-value method is not an acceptable valuation approach under SFAS No. 123(R) and the minimum-value disclosures for the period prior to August 16, 2005 are no longer provided. The fair value of the options granted after the Company became a public reporting entity was estimated at the date of the grant using the Black-Scholes-Merton option pricing model.

10.	Shareholder’s Equity

Stock information provided below for periods prior to the Combination on August 16, 2005 has been stated on an as-if exchanged and seven-for-one reverse stock split equivalent basis to account for the share exchange transactions.

Preferred Stock

As of December 31, 2007, the Company had 10,000,000 shares of authorized preferred stock and there were no shares of preferred stock issued and outstanding.

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Shareholder’s Equity — (Continued)

Common Stock

As of December 31, 2007, the Company had 55,000,000 shares of authorized common stock and 25,148,380 shares of common stock issued and outstanding.

Certain stockholders of IDM Pharma S.A. held their shares in a plan d’épargne en action (PEA) which is a tax efficient vehicle under French law whereby a holder of securities may receive preferential tax treatment provided the securities are held in a separate account for a certain period of time. In connection with the Combination, all holders of shares held in a PEA entered into a Put/Call Agreement with the Company. Pursuant to the terms of the Put/Call Agreement, holders of PEA shares had the right to require the Company to purchase, and the Company had the right to require such holders to sell, the PEA shares for a period of 30 days after the closing of its first offering of equity securities completed after the Combination with net aggregate proceeds of at least 10 times the U.S. dollar amount payable to the holders of all PEA shares, excluding any issuance of equity securities in a strategic partnering, licensing, merger or acquisition transaction. The aggregate purchase price for PEA shares that remained as of December 31, 2006, payable in cash, equaled to 52,049 shares multiplied by the price per share of the Company’s common stock received in the first equity financing, less underwriters’ discounts or commissions. After completion of the $12.9 million private placement of the Company’s common stock in February 2007, the Company exercised its call right on March 22, 2007 to purchase the PEA shares remaining as of such date. In accordance with the provisions of SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the Company reclassified the cash settlement value of the PEA shares (approximately $122,000) from stockholders’ equity to current liabilities in the first quarter of 2007. The cash settlement was paid in April 2007.

Stock Warrants

In August 2005, in connection with the Combination, the Company assumed warrants previously held by Epimmune warrant holders. These warrants to purchase 113,174 shares of common stock at an exercise price equal to $16.34 per share expired in September 2006.

In August 2005, in connection with the Combination, the Company assumed warrants previously held by Epimmune warrant holders. These warrants to purchase 211,882 shares of common stock at an exercise price equal to $18.59 per share expired in April 2007.

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

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Shareholder’s Equity — (Continued)

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

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Shareholder’s Equity — (Continued)

During the year ended December 31, 2007, the fair value of the warrants have decreased in the aggregate by $3.9 million, which was recorded as a reduction of interest expense. The reduction was primarily due to decrease in the Company’s stock price from $2.88 and $3.01 at the February 20, 2007 and June 20, 2007 equity offering closings, respectively, to $0.79 at December 31, 2007. As of December 31, 2007, the fair value of the warrants recorded on the Company’s balance sheet was $0.5 million. The warrants did not have an intrinsic value as of December 31, 2007.

Directors’ Deferred Compensation Plan

In August 2005, in connection with the Combination, the Company assumed Epimmune’s Directors’ Deferred Compensation Plan, whereby participating directors could elect on an annual basis, to defer all of their cash compensation, for service on the Company’s Board, in a deferred compensation account pursuant to which the deferred fees are credited in the form of share units having a value equal to shares of the Company’s common stock (“Share Units”), based on the market price of the stock at the time the deferred fees are earned. The Company would credit Share Units to the participants’ deferred compensation accounts on a quarterly basis. When a participant ceased serving as a director, the participant was entitled to receive the value of his or her account either in a single lump-sum payment or in equal annual installments, as determined by the Company in its sole discretion. No participant entitled to receive a payment of benefits could receive payment in the form of the Company’s common stock. For the years ended December 31, 2007, 2006 and 2005, the Company recorded a benefit of $43,000, $18,000 and $9,400, related to the Directors’ Deferred Compensation Plan and made payments totaling $96,871 in 2005 to former Epimmune directors who resigned in connection with the Combination. There were no payments made in 2007 and 2006.

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

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance at December 31, 2007:

Options granted and outstanding	2,213,463
Options authorized for future grants	577,513
Employee stock purchase plan for future purchases	69,948
Common stock warrants	3,377,412
Restricted stock awards	232,141

6,470,477

11.	Income Tax Provision (Benefit)

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (FIN 48) to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. On January 1, 2007, the Company adopted

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Tax Provision (Benefit) — (Continued)

the provisions of FIN 48. The Company recorded an adjustment to reduce retained earnings at January 1, 2007 for the cumulative effect of the adoption in the amount of $1,194,000. The Company also recorded a net decrease to deferred tax assets of approximately $68,492,000 and a corresponding reduction to valuation allowance related to domestic net operating loss carryforwards (NOLs) and tax credits which may be limited under Internal Revenue Code (IRC) Section 382 as described below.

For financial reporting purposes, loss before income tax benefit includes the following components:

	As of December 31,
	2005	2006	2007

Foreign	$(16,692,000)	$(13,580,000)	$(9,830,000)
United States	(22,938,000)	(10,118,000)	(8,214,000)

Total	$(39,630,000)	$(23,698,000)	$(18,044,000)

The provision (benefit) for income taxes is comprised of:

	Years Ended December 31,
	2005	2006	2007

Current:
Federal	$120,000	$—	$425,000
State	5,000	—	—
Foreign	(546,000)	(243,000)	(119,000)

Income tax expense (benefit)	$(421,000)	$(243,000)	$306,000

The foreign income tax benefit relates to credits for research and development granted to IDM Pharma S.A. by the French government.

A reconciliation of income taxes to the amount computed by applying the statutory federal income tax rate to the net loss is summarized as follows:

	Years Ended December 31,
	2005	2006	2007

Amounts computed at statutory federal rate	$(13,474,000)	$(8,057,000)	$(6,136,000)
State taxes net of federal benefit	(1,337,000)	(530,000)	(672,000)
Nondeductible expenses and other	372,000	493,000	(231,000)
Foreign refundable credits	(546,000)	(303,000)	(119,000)
Foreign tax rate differential	(1,169,000)	91,000	—
Change in valuation allowance	5,946,000	4,607,000	2,174,000
Asset basis differences	9,663,000	—	—
Alternative minimum tax	124,000	—	—
Expiration of US net operating losses and tax credits	—	3,456,000	—
Losses not benefited			4,865,000
Unrecognized tax losses under FIN 48	—	—	425,000

	$(421,000)	$(243,000)	$306,000

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Tax Provision (Benefit) — (Continued)

Significant components of the Company’s deferred tax assets as of December 31, 2007 and 2006 are shown below. A valuation allowance of $69,655,000 at December 31, 2007 and $129,711,000 at December 31, 2006 has been recognized. Due to its history of losses, the Company does not believe that sufficient evidence exists to conclude that recoverability of its net deferred tax assets is more likely than not. Consequently, the Company has provided valuation allowances covering 100% of its deferred tax assets.

	As of December 31
	2006	2007

Deferred tax liabilities:
Patents expensed for tax	$(68,000)	$(87,000)
Fixed assets	(84,000)	(73,000)

Total deferred tax liabilities	(152,000)	(160,000)
Deferred tax assets:
Capitalized research expenses	1,203,000	261,000
Reserves and accruals	1,944,000	4,004,000
FAS 123R expense	37,000	529,000
US net operating loss carryforwards	60,006,000	—
Foreign net operating loss carryforwards	57,186,000	63,263,000
Research and development credits	9,264,000	—
Other, net	223,000	1,758,000

Total deferred tax assets	129,863,000	69,815,000
Valuation allowance for deferred tax assets	(129,711,000)	(69,655,000)

Net deferred tax assets	$—	$—

Deferred tax assets for French operating losses include approximately $16,570,000 established in 2005 that was generated upon the exercise of certain warrants granted to third parties, which will result in an increase in additional paid in capital when realized.

At December 31, 2007, IDM Pharma, which files separate federal and state income tax returns, had federal and California net operating loss carryforwards of approximately $133,584,000 and $37,012,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and expiration of the California tax loss carryforwards. The federal tax loss carryforwards will expire in 2008 through 2027, unless previously utilized. The California tax loss carryforwards will expire in 2012 through 2017, unless previously utilized. The Company also has federal and California research and development tax credit carryforwards of $6,112,000 and $3,443,000, respectively. The federal research and development tax credit carryforwards will expire in 2008 through 2025, unless previously utilized. The California research and development tax credit carryforwards do not expire and will carry forward indefinitely until utilized.

At December 31, 2007, the Company had French net operating loss carryforwards of approximately $189,809,000 which have no expiration date. The Company had French income tax credit receivable of $1,583,000 and $1,501,000 at December 31, 2007 and 2006, respectively. The French research income tax credit receivable is recoverable in cash if not used to offset taxes payable in the fourth year following its generation.

Utilization of the domestic NOL and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. In

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Tax Provision (Benefit) — (Continued)

general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions (both before and after its public offering) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition.

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future. If the Company has experienced an ownership change at any time since its formation, utilization of the NOL or tax credit carryforwards to offset future taxable income and taxes, respectively, would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of all or a portion of the NOL or tax credit carryforwards before utilization. Until a study is completed and any limitation known, no amounts of domestic NOLs and tax credit carryforwards are being considered as an uncertain tax position or disclosed as unrecognized tax benefits under FIN 48 since no benefits have been realized to date. Effective January 1, 2007, the deferred tax assets related to these domestic loss and tax credit carryforwards and the offsetting valuation allowances have also been removed from the consolidated financial statements with no impact on earnings. These amounts are no longer recognized until they can be measured after a Section 382 analysis is completed. Operating losses from the French subsidiary are not subject to similar limitations and continue to be recognized as deferred tax assets with an appropriate valuation allowance. The Company maintains a full valuation allowance for other deferred tax assets due to its historical losses and uncertainties surrounding it ability to generate future taxable income to realize these assets. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits and recognizable deferred tax benefits after the completion of a Section 382 analysis is not expected to impact its effective tax rate.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Balance at January 1, 2007	$779,000
Increases related to prior year tax positions	—
Increases related to current year tax positions	237,000
Decreases due to settlements	—
Other	—

Balance at December 31, 2007	$1,016,000

The unrecognized tax benefits at December 31, 2007, if recognized, would reduce the Company’s annual effective tax rate. The Company does not expect unrecognized tax benefits to change significantly over the next 12 months, except for future tax payments.

The Company files income tax returns in the U.S. and in various state jurisdictions with varying statues of limitations. The Company is no longer subject to income tax examination by tax authorities for years prior to 2002; however, the Company’s NOL and research credit carry forwards arising prior to that year are subject to adjustment. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. Interest and penalties included in the 2007 income tax provision is $188,000. Total interest and penalties accrued at December 31, 2007 is $603,000. $425,000 of the total liability for unrecognized tax

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Tax Provision (Benefit) — (Continued)

benefits (including interest and penalties) is included in other current liabilities and $1,194,000 is included in other non-current liabilities.

12.	Benefit Plans and 401(k) Plan

The Company has a defined contribution plan, the Epimmune Inc. 401(k) Plan, which covers all full-time employees of the Company. This plan allows each eligible employee to voluntarily make pre-tax deferred salary contributions. The Company may make contributions in amounts as determined by the Board of Directors. The Company made matching contributions of $0.1 million for the years ended December 31, 2007, 2006 and 2005.

The Company’s French subsidiary contributes to state-sponsored pension plan for personnel in France in accordance with French law. Contributions are based on salaries to the relevant state-sponsored organizations. The Company has no further liability in connection with these plans. Expense recognized associated with the plans was $32,000, ($35,000), and $57,000 in 2007, 2006 and 2005, respectively.

French law also requires payment of a lump sum retirement indemnity to employees based upon years of service and compensation at retirement. Benefits do not vest prior to retirement. The Company’s accrued obligation at December 31, 2007 and 2006 was $170,000 and $123,000, respectively.

13.	Commitments

Operating lease commitments

The Company leases office and laboratory space in Irvine, California under an operating lease that was renewed for 5 years in 2004 and will end in November 2009.

In France, the Company leases office space under operating leases that expire in August 2009 and May 2015. However, all leases provide the Company the right to terminate every three years by sending a written notice at least six months before the termination. On such basis, the next termination date will range from September 2009 to April 2011.

As of December 31, 2007, the future minimum lease payments under non-cancelable operating leases are as follows:

Operating
Year	Leases

2008	$774,000
2009	711,000
2010	200,000
2011	189,000
2012	188,000
Thereafter	371,000

Total	$2,433,000

Rental expense for the years ended December 31, 2007, 2006, and 2005, was approximately $921,000, $918,000 and $961,000 respectively.

Obligations under collaboration, licensing and contract research organization agreements

Under certain collaboration and licensing agreements, the Company is obligated to make specified payments upon achieving certain milestones relating to the development and approval of its products, or on the basis of net

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Commitments — (Continued)

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

Commitment with Biotecnol

On March 8, 2001 the Company entered into a Prototype Production Contract with Biotecnol SA, a Portuguese Company to enable IDM Pharma to obtain a preliminary process for the production of IL-13. The Company has been pursuing development in collaboration with Biotecnol since April 1, 2003, based on a letter of intent executed by the Company and Biotecnol. In December 2003, the Company and Biotecnol entered into the Development and Manufacturing Agreement, which aims to expand upon the Prototype Production Contract. In 2007, 2006 and 2005, and under the terms of the agreement, the Company recorded expenses of $632,000, $394,000 and $498,000, respectively, following the successful completion of studies performed by Biotecnol. In connection with sanofi-aventis’ termination of its participation in the UVIDEM development program and the Company’s decision to place all development of UVIDEM on hold, the Company has provided notice to Biotecnol regarding termination of the 2003 agreement.

Commitment with Accovion

On December 28, 2004, the Company entered into an agreement with Accovion Gmbh (Accovion), a German Clinical Research Organization, in relation with its Phase 2/3 clinical trial of a product under development. This agreement, which expired in March 2007, covered patient recruitment and monitoring of clinical centers in several European countries. The Company agreed to pay an estimated total of $1,785,000 over the life of the trial and reimburse specific pass-through costs. On December 22, 2005, the Company executed an amendment to the agreement to expand the scope of activities undertaken by Accovion, and agreed to increase the estimated total amount to be paid over the life of the trial to $1,972,000.

As discussed in Note 14 as a result of the Company’s decision to put on hold further development of certain products until collaborative partners can be found or other financing becomes available, in September 2006, the Company terminated the agreement after the appropriate completion of agreed upon clinical activities, including pharmacovigilance and recognized approximately $0.1 million of expense relating to the early termination of this contract. In 2007, 2006 and 2005, the Company recorded research and development expenses of $48,000, $1,080,000 and $1,265,000, respectively, under the agreement.

14.	Restructuring and Severance Related Charges

In August 2006, the Company’s Board of Directors approved a restructuring and cash conservation plan and in December 2006 the Board authorized an organizational restructuring, which was completed in December 2006. This restructuring included focusing the research and development activities in 2007 primarily on L-MTP-PE and the collaboration with sanofi-aventis for UVIDEM, putting further development of BEXIDEM and other product candidates on hold until collaborative partners could be found or additional funding became available, and a workforce reduction of 17 employees located in our facility in Paris, France. The Company recorded a total cumulative charge of $1.0 million in 2006, which included a $0.1 million contract termination charge in the third quarter of 2006 and total charges of $0.9 million in the fourth quarter of 2006 for severance payments and other related charges. Of the $1.0 million total restructuring costs in 2006, $0.8 million was included in Research and Development expense, and $0.2 million in General and Administrative expense. Of these charges, $0.2 million, $0.6 million and $0.2 million were paid in the fourth quarter of 2006, first quarter of 2007 and second quarter of

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Restructuring and Severance Related Charges — (Continued)

2007, respectively. Accrued and unpaid costs at each balance sheet date are included in Other Current Liabilities. In the first quarter of 2007, a $0.3 million charge was also recorded to write off fixed assets in conjunction with terminating a lease for our Paris research facility. This amount was recorded as a research and development expense.

In January 2008, the Board of Directors authorized an organizational restructuring that resulted in a workforce reduction in Irvine, California on January 29, 2008, and the expected closure of the operations and termination of all employees in Paris, France by the end of the second quarter of 2008. This organizational restructuring results primarily from the discontinued development of UVIDEM, our investigational therapy for the treatment of melanoma.

The Company accounted for the restructuring activities in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”) and Statement of Financial Accounting Standards No. 112, Employers’ Accounting for Postemployment Benefits (“SFAS 112”). Under SFAS 112, severance liabilities pursuant to an ongoing benefit arrangement that are contractually prescribed, are required by law or are established through past practice of providing similar benefits are accrued when payment is probable and estimable. Under SFAS 146, liabilities and expenses associated with restructuring, including one-time severance benefits for involuntary terminations, are accrued when they meet certain criteria: management commits to the plan, the number of employees, locations and expected completion date of the restructuring can be determined, the benefits and expenses can be estimated, and it is unlikely that significant changes will be made to the plan or that it will be withdrawn.

In connection with the closure of the operations in France and the associated workforce reduction, there is a statutory minimum severance requirement under French labor laws which must be provided to the employees. This statutory minimum requirement is considered an ongoing benefit arrangement under SFAS 112 accruable in the fourth quarter of 2007, while incremental negotiated severance amounts, and expenses for facility closure and contract terminations are considered costs associated with exit or disposal activities under SFAS 146 and will be recorded in 2008 when the recognition requirements are met.

As of December 31, 2007, the Company had accrued $0.5 million in statutory severance benefits reported as other current liabilities and included in restructuring expense in the statement of operations. Estimated exit costs to be recorded in the first half of 2008 include severance costs through the closure of IDM Pharma, S.A. by the end of the second quarter of 2008, lease obligations through the respective expiration dates from September 2009 to April 2011, costs to restore the leased facilities to their original condition as required by contract, contract termination costs, costs to complete treatment for patients already enrolled in the UVIDEM clinical trials and other wind-down activities. These costs are estimated to be $4.4 million. In accordance with SFAS No. 146, severance costs in excess of the statutory minimum benefits will be recorded over the remaining service periods through the termination dates. Costs to cancel a contract before the end of its term and costs that will continue to be incurred for the remaining term without economic benefit to the Company will be recorded at fair value at the contract termination or cease-use date. Other exit-related costs were recognized as incurred upon receipt of goods and services.

Certain real and intellectual property assets, primarily associated with the discontinued development of UVIDEM, have also been impaired. As of December 31, 2007, the Company had recorded $0.4 million in impairment charges for the UVIDEM related intangibles and $0.6 million for property and equipment, which are included in the 2007 statement of operations as impairment of patents and licenses and as a component of restructuring expense, respectively.

The Company anticipates a substantial portion of these expenses will be offset by receipts under the March 2008 settlement agreement with sanofi-aventis in connection with its termination of participation in the UVIDEM development program. Under the agreement, it will receive a payment from sanofi-aventis for research

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Restructuring and Severance Related Charges — (Continued)

and development costs of the UVIDEM development program for the first quarter of 2008 and an additional amount (estimated at $5.3 million) related to the shut down of the UVIDEM program.

Proceeds from the settlement agreement will be recorded as contract settlement income when received, which is expected to be March or April 2008. In addition, the Company may seek to sell the property and equipment and transfer the facility leases to third parties, subject to the lessors’ approval. Costs recovered and obligations relieved will be recorded as a reduction in restructuring expense in 2008 when realized.

On December 20, 2007, the Company’s Board of Directors approved a non-executive retention program which provides non-executive employees a retention bonus, a stay-on bonus and restricted stock awards. Certain employees may earn retention bonuses if they remain employed through June 30, 2008 or are terminated without cause before June 30, 2008. Retention bonuses totaling up to $0.3 million may be paid to non-executives on June 30, 2008 under this program. The Company will recognize these benefits ratably over the six months ending June 30, 2008. Additionally, a stay-on bonus will be paid to certain employees if terminated without cause prior to June 30, 2008. Stay-bonuses in the amount of $0.5 million may be paid in 2008 and will be expensed when and if employees are terminated. The restricted stock awards vest over one year and the related stock compensation expense will be recognized over the one year vesting term.

On January 10, 2008, the Board also approved an executive officer retention program, which provides that if the executive officer is terminated without cause prior to August 31, 2008, the executive officer will be entitled to receive a lump sum cash payment equal to his base salary, less standard deductions and withholding, for the period from the date of termination through August 31, 2008. The Company may incur expenses totaling $0.8 million in connection with the stay on bonus if executives are terminated without cause before August 31, 2008. The Company will also pay a bonus to its executives upon a change in control through a merger or purchase transaction in 2008. The total retention bonus that can be earned is $0.6 million, which is in addition to severance benefits in accordance with employment agreements. Additionally, the Company granted 250,000 shares of restricted stock on January 10, 2008 that vest over one year from December 20, 2007. Vesting of restricted stock awards will accelerate if a change in control occurs or if the executive is terminated without cause. The total stock based compensation is $0.3 million and will be expensed over the one year vesting period.

15.	Related Party Transactions

As discussed in Note 7, in July 1999 and 2001, the Company entered into an agreement with sanofi-aventis. The Company has recognized $14,246,000, $11,147,000 and $6,794,000 of revenues from sanofi-aventis for the years ended December 31, 2007, 2006 and 2005, respectively. Sanofi-aventis has been a shareholder of IDM Pharma since January 2000 and as of December 31, 2007, owns approximately 7.9% of the Company’s common stock.

As discussed in Note 7, in 1993, 2000 and 2001, the Company entered into agreements with Medarex. Medarex has been a shareholder of the Company since 1991 and has had a representative on the Company’s Board of Directors since June 2000. As of December 31, 2007, Medarex owns approximately 10.4% of the Company’s common stock. The expenses related to certain Medarex agreements recorded by the Company were negligible in 2007, 2006 and 2005.

16.	Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. Amongst other things, SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments beginning after September 15, 2006. The adoption of SFAS No. 155 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Recent Accounting Pronouncements — (Continued)

The FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, in September 2006. The new standard provides guidance on the use of fair value in such measurements. It also prescribes expanded disclosures about fair value measurements contained in the financial statements. Financial statement disclosures will be revised to conform to the new guidance. Certain provisions of SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which will be effective as of the first quarter of 2008. The Company is in the process of evaluating whether the adoption of the new standard will have a significant effect on its consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not decided if it will choose to measure any eligible financial assets and liabilities at fair value.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non controlling interest. SFAS No. 160 is effective for fiscal years, and interim periods beginning after January 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations or SFAS No. 141(R), which will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS No. 141(R) will be applied prospectively to business combinations with acquisition dates on or after January 1, 2009.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Recent Accounting Pronouncements — (Continued)

collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

17.	Unaudited quarterly financial information

In 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”). In the fourth quarter of 2007, the Company reduced retained earnings by $1,194,000 for the cumulative effect, as of January 1, 2007, of adopting FIN 48 and recorded $425,000 of income tax expense for changes in unrecognized tax benefits during 2007. The following table presents the unaudited quarterly financial information for the eight quarters ended December 31, 2007 and a comparison between the results previously reported and the amended amounts for each of the first three quarters in 2007 to reflect the effect of adoption of FIN 48.

The Company believes this information reflects all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of such information in accordance with accounting principles generally accepted in the United States. The results for any quarter are not necessarily indicative of results for any future period (in millions, except per share data).

	1st
	Quarter	1st Quarter	2nd Quarter	2nd Quarter	3rd Quarter	3rd Quarter
	As Filed	As Amended	As Filed	As Amended	As Filed	As Amended	4th Quarter

Year Ended December 31, 2007(a)
Revenues	$2.8	$2.8	$3.1	$3.1	$3.1	$3.1	$5.6
Loss from operations	(5.5)	(5.5)	(6.2)	(6.2)	(6.0)	(6.0)	(3.6)
Income tax (expense) benefit	0.1	—	—	(0.1)	—	(0.1)	(0.1)
Net loss	(5.9)	(6.0)	(5.7)	(5.8)	(3.8)	(3.9)	(2.7)
Basic and diluted net loss per share(b)	(0.38)	(0.39)	(0.31)	(0.32)	(0.15)	(0.15)	(0.11)
Balance Sheet Amounts:(a)
Other non-current liabilities	$0.5	$1.7	$0.5	$1.7	$0.5	$1.7	$1.4
Total liabilities	16.2	17.5	19.1	20.5	17.0	18.5	14.0
Accumulated deficit	184.4	185.7	190.1	191.5	193.9	195.4	198.1
Total stockholder’s equity	16.1	14.8	31.7	30.3	29.4	27.9	26.0
Total liabilities and stockholders’ equity	32.2	32.2	50.8	50.8	46.4	46.4	40.0

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Year Ended December 31, 2006
Revenues	$2.3	$3.0	$3.0	$3.0
Loss from operations	(6.2)	(6.0)	(4.2)	(5.2)
Net loss	(6.6)	(7.0)	(3.9)	(5.9)
Basic and diluted net loss per share	(0.50)	(0.52)	(0.29)	(0.44)

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Unaudited quarterly financial information — (Continued)

(a)	The operating results and balance sheet amounts for the quarters ended March 31, June 30 and September 30, 2007 have been adjusted to properly reflect the adoption of FIN 48. The adjustment was to increase the tax provision for unrecognized tax benefits (including related interest and penalties) in the amount of $0.1 million for each of the quarters, and to record a liability for unrecognized tax benefits (including interests and penalties) of $1.3 million, $1.4 million and $1.5 million at the end of each respective quarters.

(b)	The sum of the four quarters will not agree to the annual total due to rounding within the quarter.