Form 10-Q
period 2008-03-31
IDM PHARMA, INC.
filed 2008-05-09
CIK 822206

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008,
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock $.01 par value: 25,170,789 shares outstanding as of May 7, 2008.

IDM PHARMA, INC.
QUARTERLY REPORT
FORM 10-Q

COVER PAGE

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	3
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2008 and 2007 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2008 and 2007 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	34
ITEM 4. Controls and Procedures	35
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	36
ITEM 1A. Risk Factors	36
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	*
ITEM 3. Defaults upon Senior Securities	*
ITEM 4. Submission of Matters to a Vote of Security Holders	*
ITEM 5. Other Information	*
ITEM 6. Exhibits	51
SIGNATURES	53
EXHIBIT 10.47
EXHIBIT 10.48
EXHIBIT 10.49
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

*	No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
IDM PHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$22,367,000	$28,382,000
Related party accounts receivable	3,023,000	3,201,000
Accounts receivable	96,000	86,000
Research and development tax credit, current portion	902,000	834,000
Prepaid expenses and other current assets	760,000	665,000

Total current assets	27,148,000	33,168,000

Property and equipment, net	412,000	513,000
Patents, trademarks and other licenses, net	2,809,000	2,734,000
Goodwill	2,812,000	2,812,000
Research and development tax credit, less current portion	811,000	749,000
Other long-term assets	46,000	83,000

	$34,038,000	$40,059,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,017,000	$5,202,000
Accrued payroll and related expenses	1,542,000	2,041,000
Deferred revenues, current portion	422,000	390,000
Common stock warrants	5,178,000	450,000
Other current liabilities	6,578,000	4,079,000

Total current liabilities	17,737,000	12,162,000

Long-term debt, less current portion	390,000	365,000
Deferred revenues, less current portion	153,000	146,000
Other non-current liabilities	—	1,363,000

Total liabilities	18,280,000	14,036,000

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized and no shares issued and outstanding at March 31, 2008 and December 31, 2007.	—	—
Common stock, $0.01 par value, 55,000,000 shares authorized at March 31, 2008 and December 31, 2007 and 25,170,789 and 25,148,380 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively.	252,000	251,000
Additional paid-in capital	205,553,000	205,105,000
Accumulated other comprehensive income	20,164,000	18,742,000
Accumulated deficit	(210,211,000)	(198,075,000)

Total stockholders’ equity	15,758,000	26,023,000

	$34,038,000	$40,059,000

See accompanying notes to the Condensed Consolidated Financial Statements.

IDM PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2008	2007

Revenues:
Related party revenue	$2,401,000	$2,803,000
Research grants and contract revenue	—	25,000
License fees, milestones and other revenues	4,000	10,000

Total revenues	2,405,000	2,838,000

Costs and expenses:
Research and development	3,902,000	5,261,000
Selling and marketing	150,000	106,000
General and administrative	2,591,000	2,949,000
Restructuring expense	2,576,000	—

Total costs and expenses	9,219,000	8,316,000

Loss from operations	(6,814,000)	(5,478,000)

Interest income	238,000	113,000
Interest expense related to warrants	(4,728,000)	(246,000)
Foreign exchange loss	(852,000)	(313,000)

Loss before income tax	(12,156,000)	(5,924,000)
Income tax benefit (expense)	20,000	(44,000)

Net loss	$(12,136,000)	$(5,968,000)

Weighted average number of shares outstanding	25,162,411	15,420,788

Basic and diluted loss per share	$(0.48)	$(0.39)

Comprehensive loss:
Net loss	$(12,136,000)	$(5,968,000)
Other comprehensive gain	1,422,000	333,000

	$(10,714,000)	$(5,635,000)

See accompanying notes to the Condensed Consolidated Financial Statements.

IDM PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net loss	$(12,136,000)	$(5,968,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	448,000	231,000
Change in fair value of common stock warrants	4,728,000	262,000
Depreciation and amortization	170,000	295,000
Impairment of patents and licenses	—	286,000
Foreign exchange loss	911,000	367,000
Change in operating assets and liabilities:
Related party accounts receivable (sanofi-aventis)	418,000	195,000
Accounts receivable	(7,000)	(16,000)
Prepaid expenses and other current assets	(47,000)	(57,000)
Research and development tax credit receivable	—	(56,000)
Other long-term assets	42,000	(11,000)
Accounts payable and accrued liabilities	(1,448,000)	433,000
Accrued payroll and related expenses	(580,000)	393,000
Deferred revenues	(5,000)	174,000
Other liabilities	650,000	(935,000)

Net cash used in operating activities	(6,856,000)	(4,407,000)

Investing activities
Proceeds from asset sale	62,000	—
Purchase of property and equipment	(9,000)	(81,000)

Net cash provided by (used in) investing activities	53,000	(81,000)

Financing activities
Net proceeds from issuance of common stock	1,000	12,680,000

Net cash provided by financing activities	1,000	12,680,000

Effect of exchange rate on cash and cash equivalents	787,000	92,000

(Decrease) increase in cash and cash equivalents	(6,015,000)	8,284,000
Cash and cash equivalents at beginning of period	28,382,000	10,181,000

Cash and cash equivalents at end of period	$22,367,000	$18,465,000

See accompanying notes to the Condensed Consolidated Financial Statements.

IDM PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2008
1. The Company
     IDM Pharma, Inc. (“IDM Pharma” or the “Company”) is a biopharmaceutical company focused on the development of innovative cancer products that either destroy residual cancer cells by activating the immune system or prevent tumor recurrence by triggering a specific adaptive immune response. The Company is dedicated to maximizing the full therapeutic and commercial potential of each of its innovative products to address the needs of patients and the physicians who treat these patients. The Company was incorporated in Delaware in July 1987.
     The Company is developing its lead product candidate, mifamurtide, or L-MTP-PE, and known as MEPACT(tm) in Europe, for the treatment in combination with chemotherapy following surgery of patients with non-metastatic osteosarcoma, or bone cancer. The Company has received orphan drug designation for L-MTP-PE in the United States and the European Union for the treatment of osteosarcoma. A Phase 3 clinical trial for the treatment of osteosarcoma was completed by the Children’s Oncology Group, or COG before the product candidate was acquired by the Company in 2003. In October 2006, the Company submitted a New Drug Application, or NDA, in electronic Common Technical Document, or eCTD format to the U.S. Food and Drug Administration, or the FDA, for L-MTP-PE, requesting approval for its use in the treatment of patients with newly diagnosed resectable high-grade osteosarcoma following surgical resection in combination with multiple agent chemotherapy. The FDA accepted the NDA for substantive review, on a standard review basis, contingent upon the Company’s commitment to provide pharmacokinetic data for the to-be-marketed L-MTP-PE product.
     In November 2006 the Company submitted a Marketing Authorization Application, or MAA, for L-MTP-PE to the European Medicines Agency, or EMEA. The EMEA determined the application was valid and the review procedure was started in late November 2006.
     The FDA’s Oncologic Drugs Advisory Committee, or ODAC, met on May 9, 2007 and voted 12 to 2 that the results of the Company’s Phase 3 trial did not provide substantial evidence of effectiveness of L-MTP-PE in the treatment of patients with non-metastatic, resectable osteosarcoma receiving combination chemotherapy. On July 23, 2007, following a meeting with the FDA, the Company announced that it would collect, analyze and submit additional data for L-MTP-PE to the FDA, in an amendment to the NDA. On August 27, 2007 the FDA, considering ODAC’s recommendation, issued a not approvable letter to the Company after completing the review of the NDA for L-MTP-PE. In this letter, the FDA requested data from additional clinical trials to demonstrate the benefit of L-MTP-PE, as well as information or clarification with respect to other sections of the NDA. While the Company does not have sufficient resources necessary to complete additional clinical trials, it will continue to work with the FDA and expects to file an amendment to the NDA in the fourth quarter of 2008.
     Updated Phase 3 data on L-MTP-PE was presented at the Connective Tissue Oncology Society, or CTOS, meeting in November 2007. Also, data from the Company’s L-MTP-PE compassionate use program was presented at the November 2007 meeting of the International Society of Pediatric Oncology, or SIOP.
     In Europe, the Company attended an oral explanation hearing before the Committee for Medicinal Products for Human Use, or CHMP, the scientific committee of the EMEA, regarding the MAA on January 23, 2008. The CHMP considered, in a non-binding opinion, that the data presented by the Company suggested a possible clinical benefit in terms of survival. However, the CHMP requested clarification of the existing data in order to gain assurance about the quality of the data before drawing any final conclusions from the data presented. In April 2008, the European regulatory authorities conducted an inspection of the Children’s Oncology Group (COG) to assess the quality of the overall survival data from the 2006 confirmatory database included in our applications for regulatory approval. In addition, the Company is required to address a number of remaining questions relating to chemistry, manufacturing and controls, or CMC. The major CMC questions are specifically related to characterization of impurities in the active pharmaceutical ingredient, or API, and extended stability of the product in its final usage form. As a result of the CHMP’s non-binding opinion, the Company was granted a clock stop, or time extension, to allow additional time to respond to all the remaining questions regarding the MAA. The Company expects to receive a final opinion from the CHMP in the third quarter of 2008 and a final decision from the European Commission in the fourth quarter of 2008.

     The Company has an agreement with Novartis granting it an exclusive, worldwide license to intellectual property rights relating to L-MTP-PE. The Company has exclusive worldwide sales and marketing rights for L-MTP-PE, except in Israel and South East Europe where it licensed distribution rights to third parties. In December 2007, the Company received notification from Cambridge Laboratories that it was terminating its distribution agreement with IDM Pharma for L-MTP-PE in the United Kingdom and Republic of Ireland.
     The Company has been jointly developing UVIDEM®, a cell-based therapeutic vaccine product candidate with sanofi-aventis S.A., or sanofi-aventis. UVIDEM is based on dendritic cells, a type of specialized immune cells derived from a patient’s own white blood cells, exposed to tumor cell antigens in the Company’s production facility and then reinjected into the patient in order to stimulate the immune system to recognize and kill tumor cells that display these antigens on their surface. The Company completed patient enrollment in two Phase 2 clinical trials of UVIDEM for the treatment of melanoma and in the fourth quarter of 2007 started a new Phase 2 clinical trial of UVIDEM. The Company reported on interim Phase 2 results of UVIDEM at the American Society of Clinical Oncology, or ASCO, meeting in June 2007 and the International Society for the Biological Therapy of Cancer, or iSBTc, meeting in November 2007.
     On December 26, 2007, sanofi-aventis notified IDM Pharma of its decision to terminate its participation in the UVIDEM development program and the Company has put on hold further development of the program. In March 2008, the Company and sanofi-aventis entered into an agreement, referred to as the Settlement Agreement, aimed at resolving the various pending or potential issues related to the UVIDEM development program. All rights to the UVIDEM development program have reverted to the Company, and sanofi-aventis has no further rights to that program (including any right of first refusal). In accordance with the terms of the Settlement Agreement, sanofi-aventis retains its rights with respect to the Company’s cell therapy programs other than the UVIDEM program under an agreement the Company entered into in 2001 with sanofi-aventis for the development and commercialization of up to 20 Cell Drugs, a term the Company uses to refer to therapeutic products derived from a patient’s own white blood cells, which includes MAK cells and Dendritophages, over a 10-year period, although the Company does not currently have any such programs in development or plans to conduct any further development. The Settlement Agreement provides for sanofi-aventis to pay the research and development costs of the UVIDEM development program for the first quarter of 2008 and an additional amount related to the shut down of the UVIDEM program (see Note 9).
     The Company is also developing IDM-2101 for non-small cell lung cancer, or NSCLC.  IDM-2101 is composed of multiple tumor-specific cytotoxic T-lymphocyte (CTL), epitopes that were selected from tumor-associated antigens. Some of the epitopes have been modified to create analogs in order to enhance the potency of the T cell response induced by the vaccine. The Company reported on early Phase 2 results of IDM-2101 at the ASCO meeting in June 2007 and the iSBTc meeting in November 2007 and is currently in the planning stage for possible future clinical studies of IDM-2101.
     IDM Pharma is focusing its current research and development activities primarily on L-MTP-PE and clinical planning for IDM-2101 in order to contain its expenses. As a result, the Company has put on hold further development of its other product candidates, including UVIDEM for treatment of melanoma, COLLIDEM for treatment of colorectal cancer and BEXIDEM, a product candidate for which the Company completed the Phase 2 stage of a Phase 2/3 clinical trial in Europe for the treatment of superficial bladder cancer, until collaborative partners can be found or other funding for those programs becomes available.
     Unless specifically noted otherwise, as used throughout these condensed consolidated financial statements, “IDM S.A.”, “IDM Pharma S.A.” or “Immuno-Designed Molecules, S.A.” refers to IDM Pharma S.A.; and “IDM Pharma,” the “Company,” “we,” “our” or “its” refers to the operations and financial results of IDM Pharma, Inc. and its subsidiaries, including IDM Pharma S.A., on a consolidated basis. References to “Epimmune” are to Epimmune Inc., which was the name of the Company prior to a business combination with IDM Pharma S.A. completed in August 2005, referred to as the “Combination.”

2. Basis of Presentation
     The interim unaudited condensed consolidated financial statements of IDM Pharma have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. However, they do not include all of the information and disclosures required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 21, 2008.
     In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows as of and for the three month period ended March 31, 2008 and 2007 have been made. The interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
     The operating results for the quarter ended March 31, 2007 have been adjusted to properly reflect the adoption of FIN 48. The adjustment was to increase the tax provision for unrecognized tax benefits (including related interest and penalties) in the amount of $0.1 million for the quarter. The balance sheet as of March 31, 2007 was also adjusted to record a tax liability for unrecognized tax benefits (including interest and penalties) of $1.3 million. The following table presents the unaudited quarterly financial information for the quarter ended March 31, 2007 and a comparison between the results previously reported and the amended amounts to reflect the effect of adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109, Accounting for Income Taxes (FIN 48).

	1st
	Quarter	1st Quarter
	As Filed	As Amended
Statement of Operations:
Revenues	$2.8	$2.8
Loss from operations	(5.5)	(5.5)
Income tax benefit	0.1	—
Net loss	(5.9)	(6.0)
Basic and diluted net loss per share	(0.38)	(0.39)

Balance Sheet Amounts:
Other non-current liabilities	$0.5	$1.7
Total liabilities	16.2	17.5
Accumulated deficit	184.4	185.7
Total stockholder’s equity	16.1	14.8
Total liabilities and stockholders’ equity	32.2	32.2
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
3. Recent Operating Results and Liquidity
     The Company has incurred significant net losses and has generated limited revenues since inception. As of March 31, 2008, the Company’s accumulated deficit was $210.2 million and the Company’s revenues for the three months ended March 31, 2008 were $2.4 million.
     The Company expects its principal sources of revenues to be derived from sales of its lead product candidate, L-MTP-PE, assuming that the Company receives regulatory approval. However, the Company may not receive regulatory approval and, even if it does, any efforts by the Company or any future partners to commercialize L-MTP-PE may not be successful. The Company is also seeking to enter into collaboration agreements for other of the Company’s development programs with strategic partners, which may provide additional sources of revenues. However, the Company cannot be certain that it will enter into such agreements. Also, it is unlikely that such revenues, even if received when expected, would fully cover the Company’s total research and development, manufacturing and marketing expenses for all of its projects.

     Successful completion of the Company’s transition to commercialization and to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure and, if necessary, obtaining additional financing and/or reducing expenditures. As discussed in Note 9, the Company completed a restructuring and cash conservation plan in December 2006. Furthermore, in connection with placing the development of UVIDEM on hold, the scaled back development of L-MTP-PE, and to conserve cash, in January 2008, the Company’s Board authorized an organizational restructuring that will include the closure of its operations in Paris, France by the end of the second quarter of 2008, and implementation of workforce reductions in Irvine, California, which the Company completed in January 2008. In February 2007 and June 2007 the Company completed financing transactions of $12.9 million and $25.0 million, respectively (see Note 5). However, the Company will continue to incur significant research and development and general administrative expenses related primarily to the development of L-MTP-PE. Savings from its restructuring activities and proceeds from the equity financings are expected to provide sufficient cash to support the Company’s operations into the first half of 2009.
     The Company will therefore, need to obtain additional funding to continue as a going concern, which it may seek through new collaboration and license agreements, government research grants, and equity or debt financings. While the Company has been successful in raising funds in the past, there can be no assurance that future financing will be available on terms acceptable to the Company or at all. The Company is also currently evaluating strategic alternatives, which may include seeking strategic partners, a merger and/or the sale of all or part of its operations and assets.
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
     The U.S. dollar is the functional currency for all of IDM Pharma’s current businesses except for its subsidiary in France, for which the functional currency is the euro. Prior to 2008, the Company had a subsidiary in Canada for which the functional currency was the Canadian dollar. This subsidiary was dissolved on December 31, 2007. Foreign currency-denominated assets and liabilities for these units are translated into U.S. dollars based on exchange rates prevailing at the end of the period, revenues and expenses are translated at average exchange rates prevailing during the corresponding period, and shareholders’ equity accounts are translated at historical exchange rates. The effects of foreign exchange translation adjustments arising from the translation of assets and liabilities of those entities where the functional currency is not the U.S. dollar are included as a component of accumulated other comprehensive income.
     The Company funds its operating units through inter-company loans. Among the loans outstanding is a U.S. dollar denominated loan from IDM Pharma S.A., a unit which has the euro as its functional currency, to IDM, Inc., a U.S. subsidiary. The Company expects to settle all inter-company loans in the future. As such, the foreign exchange gains and losses associated with this loan are recognized as a foreign exchange gain (loss) in the statement of operations. Net foreign exchange loss was $0.9 million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively. This foreign exchange loss was primarily due to the change in the value of the inter-company loans related to the decrease in the value of the dollar with respect to the euro.
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
Major customer and concentration of credit risk
     The Company’s major customers and sources of revenue in the past have been sanofi-aventis and governmental agencies, which the Company does not believe presented a significant concentration of credit risk due to the financial position of sanofi-aventis and these financial institutions.
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
     At March 31, 2008, $22.1 million was invested in three money market mutual funds, which consists of high-grade securities, generally with maturities of less than three months. Due to their very short-term nature, such securities are subject to minimal interest rate risk. However, this investment can be affected by losses to the extent the underlying securities are adversely impacted by the current credit market conditions. The money market mutual funds are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although the funds seek to preserve the value of the investment at $1.00 per share, the Company can lose its invested principal if the underlying securities suffer losses. The funds have holdings which include certain securities that are illiquid, in default, under restructuring or have been subject to a ratings downgrade. However, the funds continue to report a per share net asset value, or NAV, of $1.00, which represents the price at which investors buy and sell fund shares from and to the fund company. The NAV is computed once at the end of each trading day based on the closing market prices of the portfolio’s securities. The Company believes that its investment has not been impaired and that it can continue to withdraw its funds at any time without restriction.
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
     Prior to sanofi-aventis’ termination of its participation in the UVIDEM joint development program, IDM Pharma generated certain revenues from a collaborative agreement with sanofi-aventis, a stockholder and therefore a related party to the Company. These revenues consist of up-front fees, milestone payments for advancing its drug candidates through clinical trials and regulatory approval and ongoing research and development funding. On December 26, 2007, sanofi-aventis notified IDM Pharma of its decision to terminate its participation in the UVIDEM development program to take effect after 90 days, and the Company has placed further development of UVIDEM on hold (see Note 6).
     Non-refundable up-front payments that IDM Pharma receives in connection with collaborative research and development agreements are deferred and recognized on a straight-line basis over the period the Company has significant involvement, which is generally the research and development time as outlined in the development plan for the product. These estimates are continually reviewed and could result in a change in the deferral period. Through December 2007, non-refundable upfront payments were amortized over nine-years, the estimated development period for Uvidem. As a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program, the Company recognized the remaining $2.4 million of deferred revenue related to this program in the fourth quarter of 2007.

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
Research and development expenses and related tax credit
     Research and development expenses consist primarily of costs associated with the clinical trials of IDM Pharma’s products, compensation and other expenses for research and development personnel, supplies and development materials, costs for consultants and related contract research and facility costs. These costs are expensed as incurred. Research and development expenses also include amortization and depreciation of patents and licenses.
     A substantial portion of on-going research and development activities are performed under agreements with external service providers, including contract research organizations, or CROs, which conduct many of the Company’s clinical research and development activities. The Company accrues for costs incurred under these contracts based on factors such as estimates of work completed, milestones achieved, patient enrollment and experience with similar contracts. As actual costs become known, the Company adjusts its accruals. To date, the recorded accruals have been within management’s estimates, and no material adjustments to research and development expenses have been recognized. Subsequent changes in estimates could materially affect the Company’s financial position, results of operations and cash flows.
     Research and development expenses incurred in France, relating to the activities of IDM Pharma’s French subsidiary, IDM Pharma S.A., form the basis for a tax credit, which is recorded as a current income tax benefit in the period in which the expenses are incurred and the credit is claimed. The credit is recoverable in cash, if not used to offset taxes payable in the fourth year following its generation, after a governmental evaluation in France. The research and development tax credit is recorded as a current asset if payable within one year, or as a long-term asset if payable beyond one year.
Patents, trademarks and licenses
     IDM Pharma capitalizes the costs incurred to file patent applications when it believes there is a high likelihood that the patent will be issued, the patented technology has other specifically identified research and development uses and there will be future economic benefit associated with the patent. These costs are amortized on a straight-line basis over the estimated economic useful life which is generally ten years from the date of patent filing and corresponds to the average biotechnology product life. The Company expenses all costs related to abandoned patent applications. In addition, the Company reviews the carrying value of patents for indications of impairment on a periodic basis as discussed below. If the Company elects to abandon any of its currently issued or unissued patents or it determines that the carrying value is impaired, it values the patent at fair value. The related expense could be material to its results of operations for the period of the abandonment. Patent maintenance costs are expensed as incurred and included in general and administrative expenses.
     Intangible assets also include purchased licenses. Costs associated with licenses acquired in order to be able to use products from third parties prior to receipt of regulatory approval to market the related products are capitalized if the licenses can be used in multiple research and development programs. The Company’s licensed technologies have alternative future uses in that they are enabling (or platform) technologies that can be the basis for multiple products that would each target a specific indication. In addition, the Company derives revenues under collaborative, out-licensing and/or distribution agreements from products under development that incorporate these technologies. Costs of acquisition of licenses are capitalized and amortized on a straight-line basis over the useful life of the license, which IDM Pharma considers to begin on the date of acquisition of the license and continue through the end of the estimated term during which the technology is expected to generate substantial revenues. In the case of the licenses acquired from Medarex and Jenner Biotherapies related to L-MTP-PE, IDM Pharma estimated their useful lives to be ten years from the date of acquisition.

Impairment of long lived assets
     In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets, IDM Pharma periodically evaluates the value reflected on its balance sheet of long-lived assets, such as patents and licenses, when events and circumstances indicate that the carrying amount of an asset may not be recovered. Such events and circumstances include recommendations by advisory panels to the FDA regarding evidence of effectiveness of the Company’s drug candidates, communication with the regulatory agencies regarding safety and efficacy of the Company’s products under review, the use of the asset in current research and development projects, any potential alternative uses of the asset in other research and development projects in the short to medium term, clinical trial results and research and development portfolio management options. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. At March 31, 2008 and December 31, 2007, the license from Novartis for L-MTP-PE represented approximately $2.5 million and $2.4 million, respectively, of the total amount in Patents, Trademarks and Other Licenses (see Note 6). The balance relates to IDM-2101, which is under active development (see Note 1). Based on the status of its application for marketing approval of L-MTP-PE in Europe and the development status of IDM-2101, the Company believes the future cash flows to be received from the long-lived assets will exceed the asset’s carrying value, indicating no impairment at March 31, 2008.
     IDM Pharma has several product candidates that it put on hold in 2006, for which the Company has not found a collaborative partner or obtained funding to restart development. As a result and in accordance with the Company’s policy, their remaining carrying value of $0.1 million was written off as of December 31, 2007.
     In addition, as a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program and the Company’s decision to close the operations of its Paris subsidiary, $0.4 million in UVIDEM related intellectual property and $0.6 million in UVIDEM related property and equipment was impaired in the fourth quarter of 2007. The Company will offset the abandoned property and equipment with a portion of the payments received from sanofi-aventis pursuant to the Settlement Agreement. The Company previously recorded an impairment charge of $0.3 million in the first quarter of 2007 for laboratory equipment and leasehold improvements in a vacated facility.
Segment Information
     The Company operates in one segment, immunotherapy research and development focused on oncology. All of the Company’s assets are located in the U.S. and in France.
Goodwill
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, IDM Pharma annually tests goodwill and other indefinite-lived intangible assets for impairment or more frequently if certain indicators are present. This analysis requires the Company first to compare the fair value of a reporting unit with its carrying amount, including goodwill. IDM Pharma has determined that it is operating as one reporting unit for purposes of this analysis. If the fair value of the reporting unit on the measurement date is less than the carrying amount, a second step is performed to determine the amount of the impairment loss. This involves comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill. The Company’s annual impairment test conducted in the quarter ended December 31, 2007 indicated that the fair value of the reporting unit exceeded the carrying amount and thus no goodwill impairment was recognized. The Company will conduct its next annual impairment test in the quarter ended December 31, 2008, or sooner if indicators of impairment are identified.

Net Loss Per Share
     Earnings per share, referred to as EPS, is computed in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding owned but unvested shares. Diluted EPS reflects the potential dilution of securities, such as common stock equivalents that may be issuable upon exercise of outstanding common stock options or warrants as well as all shares of preferred stock, which may be converted into common stock. Diluted EPS is computed by dividing net loss by the weighted average number of common and common stock equivalent shares. Prior to the application of the treasury stock method, common stock equivalents of 5,987,228 and 3,050,046 for the periods ended March 31, 2008 and 2007, respectively, have been excluded from EPS, as the effect is antidilutive.

	March 31, 2008	March 31, 2007

Options outstanding	1,760,881	1,640,318
Restricted stock awards	476,470	42,141
Warrants outstanding	3,377,412	994,450
Reserved pursuant to option liquidity agreements	372,465	373,137

Total	5,987,228	3,050,046

Share-Based Compensation Plans
     Description of Share-Based Compensation Plans
     2000 Stock Plan — In August 2005, the Company assumed the Epimmune 2000 Stock Plan, referred to as the 2000 Stock Plan. Options under the plan may be granted to employees, directors, consultants or advisors of the Company. The 2000 Stock Plan provides for the grant of both incentive stock options and nonstatutory stock options. The exercise price of an incentive stock option and a nonstatutory option is not less than the fair market value of the common stock on the date of the grant. No options granted under the 2000 Stock Plan have a term in excess of ten years from the date of grant. Options issued under the 2000 Stock Plan may vest over varying periods of up to four years. In addition to options, the Company may also grant stock awards, restricted stock awards, or other similar equity awards from the 2000 Stock Plan. In August 2005, in connection with the Combination, a prior IDM Pharma S.A. stock option plan, known as the 2000 IDM Stock Option Plan was closed and options that were granted under that plan to employees of the Company’s U.S. subsidiary, IDM, Inc. were cancelled. Substitute options to acquire 342,336 shares of common stock were granted from the 2000 Stock Plan to these employees. There were a total of 2,828,571 shares of common stock authorized by the Company’s stockholders under the 2000 Stock Plan at March 31, 2008. On April 3, 2008, the Company’s Board of Directors approved a 400,000 share increase in the number of shares of common stock available for issuance under the 2000 Stock Plan. The Company will seek stockholder approval of the increase in the shares reserved at its June 25, 2008 annual meeting of stockholders.
     French Stock-Options — The Company also has certain outstanding stock options granted through the prior 2000 IDM Pharma S.A. Stock Option Plan, that are held by French employees to purchase IDM Pharma S.A. shares which have not yet been converted into IDM Pharma stock options in the Combination. The Company has put/call agreements with these option holders. Upon exercise, the holders will initially receive IDM Pharma S.A. shares, which will be immediately converted to common shares in IDM Pharma at the conversion ratio used in the Combination. There are no redemption or cash settlement provisions in these put/call agreements. The Company currently reserves 372,465 shares of common stock for issuance in connection with the exercise of outstanding options held by employees of its French subsidiary, IDM Pharma S.A.
     As of March 31, 2008, options to purchase 2,133,346 shares of common stock were outstanding under all stock option plans, 476,470 shares of common stock related to restricted stock awards were outstanding under the 2000 Stock Plan, and 387,227 shares were available for future grant under the 2000 Stock Plan. Certain of the Company’s stock options are denominated in currencies other than the U.S. dollar. It is the Company’s policy to convert the exercise prices at the current exchange rate when presenting option exercise information.
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

     In August 2005, in connection with the Combination, the Company established an Employee Stock Purchase Plan for employees located in France, referred to as the French Purchase Plan, and reserved 30,714 shares of common stock for future issuance. Under the French Purchase Plan, employees, at their option, can purchase up to 714 shares of IDM Pharma common stock per offering through payroll deductions at the lower of 85% of the fair market value on the plan offering date or 85% of the fair market value of the common stock at the purchase date. Due to local regulations governing employee stock purchase plans in France, the Company has not implemented the French Purchase Plan as of March 31, 2008, and consequently no shares have been issued out of the reserve pool.
     Accounting for Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for: (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Company uses the Black-Scholes-Merton option-pricing model to determine the fair-value of stock-based awards. The determination of fair value using the Black-Scholes-Merton option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. Beginning January 1, 2008, the Company modified the method used to estimate expected stock price volatility. The Company believes that it has developed sufficient historical volatility data since its listing as a publicly traded company in August 2005 and has replaced the peer group volatility with its own in valuing future equity awards. This change has increased the estimated volatility since the Company’s stock price is more volatile than the peer group. In addition, Staff Accounting Bulletin (SAB) No. 110 requires that companies discontinue the use of the “simplified method” in estimating the expected term of equity awards after December 31, 2007 and to develop the estimate based on company specific expedience. SAB 110 permits the continued use of simplified method where an entity does not have sufficient historical exercise data due to limited trading history or where an entity has or expects to have significant structural changes in its business such that its historical exercise data may not be relevant. The Company believes that it qualifies for the continued use of the simplified method under these provisions. There are no changes to other valuation assumptions and methodologies.
     The following table summarizes the share-based compensation expense for stock options and restricted stock awards granted under the Company’s equity plans to employees, directors and consultants that the Company recorded in accordance with SFAS No. 123(R) for three months ended March 31, 2008 and 2007.

	March 31,	March 31,
	2008	2007

Research and development	$86,000	$82,000
General and administrative	359,000	149,000
Selling and marketing	3,000	—

Total stock-based compensation expense	$448,000	$231,000

     A summary of stock option activity under all share-based compensation plans during the three months ended March 31, 2008 is as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	(years)	Value
Options outstanding, December 31, 2007	2,213,463	$9.66
Granted	—	$—
Exercised	—	$—
Cancelled, forfeited or expired	(80,117)	$3.67

Options outstanding, March 31, 2008	2,133,346	$10.92	7.23	$87,690

Options exercisable, March 31, 2008	1,379,617	$13.47	6.22	$10,221

     The aggregate intrinsic value is calculated by multiplying the number of underlying awards for which the exercise price is currently below the quoted price, or fair market value, of the Company’s common stock, by the difference between the exercise price and the quoted price. As of March 31, 2008, there was $3.0 million (gross of estimated forfeitures) of total unrecognized compensation cost related to non-vested options granted under all equity compensation plans. The weighted average term over which the compensation cost will be recognized is 2.85 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
     Performance-Based Stock Options
     In August 2006, the Company entered into a consulting agreement with a member of the Board of Directors, which included cash compensation of $10,000 per month and 600,000 nonstatutory stock options that would vest and become exercisable upon the achievement by the Company of defined milestone events by specified dates through June 30, 2007. The options granted under the agreement were accounted for under EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Since the agreement did not contain an economic penalty for nonperformance, fair value of the award, measured using the Black-Scholes-Merton option pricing model, was re-measured at each quarter end using the current stock price until the award vested or was forfeited. Compensation cost was recorded upon achievement of each milestone event as the milestones were substantive and there was no assurance that the milestones would be met. During the fourth quarter of 2006, three of the milestones were met resulting in compensation expense of $0.6 million, which was included in general and administrative expense for the fourth quarter of 2006. The milestones with specified achievement dates occurring in the first six months of 2007 were not achieved and the agreement was terminated on June 30, 2007.
     Restricted Stock Awards
     The Company also has outstanding restricted stock awards issued in 2005, 2007 and in the first quarter of 2008 to employees and to non-employees that vest over one to four-year service periods. Certain awards are subject to acceleration if performance conditions are met and certain awards accelerate vest upon termination without cause or leaving employment for good reason or upon a change in control. Compensation costs based on the grant date fair value of the shares are initially recognized over the explicit service period. When the milestones become probable, the remaining unrecognized expense attributed to the milestone is recorded over the adjusted service period through the expected milestone achievement date. At March 31, 2008, the Company had 476,470 of restricted stock awards outstanding, of which 32,353 were vested. Weighted average fair value of restricted stock awards (measured using the stock price at the date of grant) granted during the first quarter of 2008 was $0.76. The Company recorded $0.1 million in share-based compensation expense for restricted stock awards in the three months ended March 31, 2008 and 2007, respectively.
     A summary of the status of the Company’s non-vested stock awards as of March 31, 2008, and changes during the first quarter of 2008, is as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at December 31, 2007	174,117	$2.96
Granted	270,000	0.76
Vested	—	—
Forfeited	—	—

Non-vested at March 31, 2008	444,117	$1.62

     Unrecognized compensation for restricted stock was $0.5 million at March 31, 2008 (assuming that all service and performance milestones will be met) and will be recognized over a weighted average period of 1.11 years.

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
     In connection with the financing, the Company agreed to file a registration statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, registering for resale the shares of common stock sold in the financing, including the shares of common stock underlying the warrants, within 30 days of the closing and have the registration statement declared effective within 90 days of the closing, referred to as the Resale Registration Statement. Pursuant to the terms of the unit purchase agreement, the Company is subject to various penalties up to approximately $1.6 million on an annual basis, in the event that the Resale Registration Statement was not been filed with the Securities and Exchange Commission, or SEC, within 30 days after the closing date or was not declared effective within 90 days after the closing date or is not available for resales by the purchasers or other specified events have occurred as set forth in the unit purchase agreement. Pursuant to the terms of the unit purchase agreement, the Company filed the Resale Registration Statement with the SEC on March 21, 2007. The Resale Registration Statement was declared effective May 4, 2007.
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
     In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock, the warrants have been classified as a liability until the earlier of the date the warrants are exercised in full or expire. The Company allocated $0.8 million of the February 2007 offering proceeds and $3.5 million of the June 2007 offering proceeds to the warrants based on their respective fair value on the issuance date measured using the Black-Scholes-Merton model, adjusted for the probability of a Change of Control event occurring during the life of the warrants. EITF 00-19 also requires that the warrants be revalued as derivative instruments periodically. At each balance sheet date the Company adjusts the instruments to their current fair value using the Black-Scholes-Merton model formula, with the change in value recorded as an increase or reduction of non-cash interest expense. Fluctuations in the market price of the Company’s common stock between measurement periods will have an impact on the revaluations, the results of which are highly unpredictable and may have a significant impact on the results of operations.

     During the three months ended March 31, 2008 and 2007, the fair value of the warrants increased in the aggregate by $4.7 million and $0.3 million, respectively, which was recorded to a non-cash interest expense in the respective periods. The increase was primarily due to increase in the Company’s stock price from $0.79 at December 31, 2007 to $2.30 at March 31, 2008, and from $2.88 at February 20, 2007 to $3.31 at March 31, 2007. As of March 31, 2008 and December 31, 2007, the fair value of the warrants recorded on the Company’s balance sheet was $5.2 million and $0.5 million, respectively.
     As of March 31, 2008, the $5.2 million on the Company’s balance sheet represents the fair value of the warrants using the Black-Scholes-Merton pricing model. If a Change in Control in which all cash consideration is paid were actually to occur, the amount to be paid to the warrant holders would be determined using specific valuation assumptions prescribed in the warrant agreements which differ from those used in measuring the fair value of the warrants prior to such event. The cash payment could be significantly higher or lower, depending on the actual per share transaction price, prescribed volatility and after adjusting the expected term to the actual remaining life of the outstanding warrants as of the date of the Change in Control.
6. Research and Development and Other Agreements
Novartis-Jenner
     In March 2003, the Company entered into an asset purchase agreement with Jenner Biotherapies, Inc., or Jenner. Pursuant to the terms of the agreement, the Company purchased certain of Jenner’s assets, which included the Company’s lead product candidate, L-MTP-PE, and an exclusive worldwide license from Ciba-Geigy Ltd., now known as Novartis, covering patent rights to compounds that the Company uses in the production of L-MTP-PE. These assets were acquired by issuing IDM Pharma S.A. shares with a fair value of $3.1 million. The asset purchase was consummated in April 2003. The purchase consideration was allocated to the L-MTP-PE license, which was determined to have alternative future use and is included in Patents, Trademarks and Other Licenses. Under the license agreement, the Company is required to make certain milestone payments with respect to L-MTP-PE totaling $2.75 million, none of which has been recorded in the Company’s financial statements as of March 31, 2008 because the payment is triggered by the achievement of gross profit related to L-MTP-PE. As of March 31, 2008, the Company believes that it has achieved two milestones totaling $750,000 that could be payable in the event L-MTP-PE is successfully commercialized in Europe. Pursuant to the license agreement, the total milestones payable in any year with respect to all such milestones shall not exceed twenty-five percent of the gross profit of L-MTP-PE in any year, with the balance being carried forward to later years without incurring interest. The Company also agreed to pay royalties with respect to net sales of L-MTP-PE, which royalties will be reduced by an established percentage upon the expiration of certain patent protection in accordance with the terms of the license. A portion of the milestone payments will be credited against these royalty obligations. Unless earlier terminated, the license agreement shall continue on a country-by-country and product-by-product basis until there are no remaining royalty payments in each country covered by the patents obtained under the agreement. In most countries the remaining patents expired in 2007 and, under the terms of the agreement, the royalties payable will be reduced. In addition to certain standard termination clauses, the Company may terminate the agreement with respect to any patent upon 60 days’ written notice.
     The Novartis license is being amortized over ten years, which was management’s estimate of the expected life of products developed from the use of the license at the time the assets were acquired.
     IDM Pharma’s direct research and development expenses related to L-MTP-PE amounted to approximately $2.1 million and $1.6 million for the three months ended March 31, 2008 and 2007.
Agreement with sanofi-aventis (Related Party)
     Sanofi-aventis is a shareholder and, until March 2008, was a collaborative partner of the Company and is, therefore, considered a related party. As of March 31, 2008, sanofi-aventis has invested approximately $33.0 million in the Company and owns approximately 7.9% of the Company’s outstanding common stock. In July 2001, the Company entered into an agreement with sanofi-aventis to cooperate in cellular immunotherapy research for the development and marketing of immunologic treatment for cancers. Under this agreement, sanofi-aventis has the right to select up to 20 cell drug development programs over a ten year period (individually an “option”) from the Company’s line of research and development activities. The Company will undertake preclinical development, and if sanofi-aventis exercises its option, sanofi-aventis will finance the clinical development and have exclusive worldwide marketing rights for the selected drugs, if the clinical trials are successful. For each exercised option, sanofi-aventis will pay an initial non-refundable up-front payment, followed by milestone payments following the completion of Phase 1 and Phase 2 clinical trials, and a fee upon sanofi-aventis exercising an exclusive license option. In addition, sanofi-aventis will also reimburse all corresponding research and development expenses for each program that is selected. If sanofi-aventis exercises the commercialization option, a non-refundable fee will be due to IDM Pharma upon exercise, followed by milestone payments, based on potential market size for the treatment. During the commercialization phase, IDM Pharma will manufacture the treatment.
     Sanofi-aventis exercised its first option on IDM Pharma’s ongoing melanoma development program, UVIDEM, in December 2001. Consequently, the Company received $5.3 million corresponding to: (i) an up-front payment of $1.8 million, (ii) a completion of Phase 1 milestone payment of $1.8 million because the program was already in Phase 2 and (iii) reimbursement of development costs incurred from 1999 through December 2001, which approximated $1.7 million. Repayment received for past development expenses incurred by IDM Pharma prior to the exercise of an option by sanofi-aventis are considered as a complementary up-front fee. Thus, the Company had recognized these three payments over the remaining program development period, which was estimated to be nine years.
     Sanofi-aventis can terminate its involvement in any program at any time without penalty. If this occurs, the Company’s obligations with respect to that program will be waived and the Company will be able to proceed with the development program and commercialize the product on its own. None of the proceeds are refundable to sanofi-aventis in the event of termination. At all times, the Company retains the intellectual property rights attached to the immunological treatments developed in programs subject to this agreement and will grant sanofi-aventis an option for an exclusive worldwide license for the commercialization for each treatment. At March 31, 2008, sanofi-aventis had remaining options to participate in the clinical development of up to eight (or up to two per year) other cell drug development programs of the Company, if any, through 2011.
     On December 26, 2007, sanofi-aventis notified the Company of its decision to terminate its participation in the UVIDEM development program and the Company has put on hold further development of the program. In March 2008, the Company and sanofi-aventis entered into the Settlement Agreement aimed at resolving the various pending or potential issues related to the UVIDEM development program. All rights to the UVIDEM development program have reverted to the Company, and sanofi-aventis has no further rights to that program, including any right of first refusal. In accordance with the terms of the Settlement Agreement, sanofi-aventis retains its rights with respect to the Company’s cell therapy programs other than UVIDEM under the existing collaboration agreement, although the Company does not currently have any such programs in development, or plans to conduct any further development. The Settlement Agreement provides that sanofi-aventis pays $7.8 million (€5.2 million converted at the first quarter of 2008 average exchange rate), which includes $2.4 million for the research and development costs of the UVIDEM development program for the first quarter of 2008 and $5.4 million related to the shut down of the UVIDEM program.
     Revenue recognized for the three months ended March 31, 2008 and 2007 under the sanofi-aventis agreement, by source, is as follows:

	Three months ended
	March 31,
	2008	2007
Amortization of upfront fee	—	58,000
Amortization of phase 1 milestone payment	—	68,000
Amortization of initial R&D expenses from 1999 to 2001	—	55,000
Reimbursement of current R&D expenses	2,401,000	2,622,000

Total revenues	2,401,000	2,803,000

     Direct research and development expenses related to UVIDEM were approximately $0.8 million and $1.6 million in the three months ended March 31, 2008 and 2007, respectively.

Medarex (Related Party)
     As of March 31, 2008, Medarex, Inc. owns approximately 10.4% of the Company’s outstanding common stock and is, therefore, considered a related party. In 2000, IDM Pharma entered into several interrelated agreements with Medarex under which it was granted licenses to manufacture and commercialize antibodies developed by Medarex. One such antibody was included in Osidem, a product that IDM Pharma was developing until 2004. The Company is not currently developing products that include Medarex’s technologies.
Cambridge Labs
     In May 2005, the Company entered into a license and distribution agreement with Cambridge Laboratories Ltd for the distribution of L-MTP-PE in the United Kingdom and the Republic of Ireland. Pursuant to this agreement, the Company received an upfront payment, half of which was potentially refundable if, within 30 months of the date of signature of the agreement with Cambridge Laboratories, or November 10, 2007, IDM Pharma was not able to manufacture L-MTP-PE according to its new process or was unable to demonstrate its comparability to the product from the original process. In December 2007, the Company received notice from Cambridge Laboratories that it was terminating the agreement with IDM Pharma and that IDM Pharma owed Cambridge Laboratories half of the upfront payment. IDM Pharma does not agree that any amount is refundable to Cambridge Laboratories. The potentially refundable portion was initially recorded as a long-term liability until marketing approval was received and the non-refundable payment was being amortized into revenue over 12.5 years, the period of continuing involvement. Upon the notice of termination, IDM Pharma reclassified the potentially refundable portion to other current liabilities at December 31, 2007 and March 31, 2008 and recognized the remaining non-refundable upfront payment as revenue in the fourth quarter of 2007. As a result, there was no revenue recognized for the three months ended March 31, 2008.
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
Commitment with Biotecnol
     In 2001, the Company entered into a Prototype Production Contract with Biotecnol SA to enable IDM Pharma to obtain a preliminary process for the production of IL-13. The Company has been pursuing development in collaboration with Biotecnol since 2003, based on a letter of intent executed by the Company and Biotecnol. In 2003, the Company and Biotecnol entered into the Development and Manufacturing Agreement, which aims to expand upon the Prototype Production Contract. During the three months ended March 31, 2008 and 2007, the Company recorded expenses under this agreement of $0.1 million and $0.2 million, respectively. In connection with sanofi-aventis’ termination of its participation in the UVIDEM development program and the Company’s decision to place all development of UVIDEM on hold, the Company has provided notice to Biotecnol regarding termination of the 2003 agreement. The Company expects final payments to Biotecnol to be made during the second quarter of 2008.
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

     In September 2006, in conjunction with the August 2006 restructuring and cash conservation plan, the Company reached an agreement with Accovion to terminate the existing agreement upon the appropriate completion of agreed upon BEXIDEM-related activities, including pharmacovigilance, and recognized approximately $0.1 million in contract termination fees. IDM Pharma recorded $1,000 and $22,000 of expenses related to Accovion in the three months ended March 31, 2008 and 2007, respectively.
PEA Shares
     Certain stockholders of IDM Pharma S.A. held their shares in a plan d’epargne en action, or PEA, which is a tax efficient vehicle under French law whereby a holder of securities may receive preferential tax treatment, provided the securities are held in a separate account for a certain period of time. In connection with the Combination, all holders of shares held in a PEA entered into a Put/Call Agreement with the Company. Pursuant to the terms of the Put/Call Agreement, holders of PEA shares had the right to require the Company to purchase, and the Company had the right to require such holders to sell, the PEA shares for a period of 30 days after the closing of its first offering of equity securities completed after the Combination date with net aggregate proceeds of at least 10 times the U.S. dollar amount payable to the holders of all PEA shares, excluding any issuance of equity securities in a strategic partnering, licensing, merger or acquisition transaction. Subsequent to the closing of the $12.9 million financing on February 20, 2007, the Company notified the holders of the PEA shares that it was exercising its right under the Put/Call Agreement to require such holders to sell their respective PEA shares to the Company. The aggregate purchase price for the 44,291 PEA shares remaining as of the date the Company provided such notice was approximately $122,000, which was paid in April 2007.
8. Government Research Funding
     In January 2007, the Company received $0.4 million on a grant through a new French government sponsored program to conduct research and clinical studies related to macrophages with antibodies and cancer vaccine antigen formulations. Of the $0.4 million received, $55,000 was recognized as revenue in the first quarter of 2007 and the remaining balance is in deferred revenue. As a result of the decision to shut down its operations in Paris, France, the Company will cancel this grant, which it has the right to do with 30-days notice without penalty. Upon cancellation, the Company may have to refund any advance payments received for work it has not yet performed, although the Company does not believe it will have to refund any advance payments based on work it has performed and contributions it has made to the project. The unamortized revenue will remain in current liabilities until the Company receives confirmation from the grant agency as to whether such amount is subject to repayment.
9. Restructuring, Severance and Retention Related Charges
August 2006 Restructuring Plan
     In August 2006, the Company’s Board of Directors approved a restructuring and cash conservation plan and in December 2006 the Board authorized an organizational restructuring, which was completed by December 31, 2006. This restructuring included focusing the Company’s research and development activities primarily on L-MTP-PE and its collaboration with sanofi-aventis for UVIDEM, putting on hold further development of BEXIDEM and other product candidates until collaborative partners could be found or additional funding became available, and reducing the workforce by 17 employees at the Company’s facility in Paris, France. The Company recorded a total cumulative charge of $1.0 million in 2006, which included a $0.1 million contract termination charge in the third quarter of 2006 and $0.9 million in the fourth quarter of 2006 for severance and related payments. $0.8 million of the restructuring costs were included in research and development expense and $0.2 million in general and administrative expense. Of these charges, $0.2 million, $0.6 million and $0.2 million were paid in the fourth quarter of 2006, first quarter of 2007 and second quarter of 2007, respectively. In the first quarter of 2007, a $0.3 million charge was also recorded to write off fixed assets in conjunction with terminating a lease for our Paris research facility. This amount was recorded as a research and development expense.

January 2008 Restructuring Plan
     In January 2008, the Company’s Board of Directors authorized an organizational restructuring that resulted in a workforce reduction in Irvine, California on January 29, 2008, and the expected closure of the operations and termination of all employees in Paris, France by the end of the second quarter of 2008. This organizational restructuring results primarily from the discontinued development of UVIDEM, the Company’s investigational therapy for the treatment of melanoma.
     The Company accounted for the restructuring activities in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”) and Statement of Financial Accounting Standards No. 112, Employers’ Accounting for Postemployment Benefits (“SFAS No. 112”).  Under SFAS No. 112, severance liabilities pursuant to an ongoing benefit arrangement that are contractually prescribed, are required by law or are established through past practice of providing similar benefits are accrued when payment is probable and estimable. Under SFAS No. 146, liabilities and expenses associated with restructuring, including one-time severance benefits for involuntary terminations, are accrued when they meet certain criteria: management commits to the plan, the number of employees, locations and expected completion date of the restructuring can be determined, the benefits and expenses can be estimated, and it is unlikely that significant changes will be made to the plan or that it will be withdrawn. Although the Company has suspended specific product development programs and will close its Paris facilities, it will continue to develop product candidates for the treatment of cancer, including L-MTP-PE. The Company will consolidate and transfer the development activities of L-MTP-PE from France to its California facility and may also resume development of products put on hold when funding becomes available. As such, it has reported activities related to the suspended programs in continuing operations.
     In connection with the closure of the operations in France and the associated workforce reduction, there is a statutory minimum severance requirement under French labor laws which must be provided to the employees. This statutory minimum requirement is considered an ongoing benefit arrangement under SFAS No. 112 and was accrued in the fourth quarter of 2007, while incremental negotiated severance amounts, and expenses for facility closure and contract terminations are considered costs associated with exit or disposal activities under SFAS No. 146 and are recorded in 2008 when the recognition requirements are met. As of December 31, 2007, it has accrued $0.5 million in restructuring expense for statutory severance benefits.
     An additional $4.4 million in estimated exit costs will be recorded in the first half of 2008. This includes severance costs through the closure of IDM Pharma, S.A. by the end of the second quarter of 2008, lease obligations through the respective expiration dates from September 2009 to April 2011, costs to restore the leased facilities to their original condition as required by contract, contract termination costs, costs to complete treatment for patients already enrolled in the UVIDEM clinical trials and other wind-down activities. In accordance with SFAS No. 146, severance costs in excess of the statutory minimum benefits will be recorded over the remaining service periods through the termination dates. Costs to cancel a contract before the end of its term and costs that will continue to be incurred for the remaining term without economic benefit to the Company will be recorded at fair value at the contract termination or cease-use date. Other exit-related costs were recognized as incurred upon receipt of goods and services.
     As of March 31, 2008, the Company has recorded a total cumulative charge of $3.1 million in restructuring costs under the January 2008 restructuring plan. The Company estimates that it will incur an additional $1.8 million in restructuring costs, including $0.9 million for severance costs and $0.9 million for shut down costs, in the second quarter of 2008. These costs are recorded as restructuring expense in the statements of operations and other current liabilities in the balance sheets. A summary of the nature and amount of expenses and the related activities during the first quarter of 2008 are as follows:

	Severance	Facility Shutdown	Total
Liability at December 31, 2007	$500,000	$—	$500,000
Additional expenses incurred	2,300,000	300,000	2,600,000
Payments made	(1,200,000)	(100,000)	(1,300,000)

Liability at March 31, 2008	$1,600,000	$200,000	$1,800,000

     Certain real and intellectual property assets, primarily associated with the discontinued development of UVIDEM, have also been impaired. In the fourth quarter of 2007, the Company had recorded $0.4 million in impairment charges for the UVIDEM related intangibles and $0.6 million for property and equipment, which were included in the 2007 statement of operations as impairment of patents and licenses and as a component of restructuring expense, respectively.
     A substantial portion of these expenses will be offset by receipts under the March 2008 Settlement Agreement with sanofi-aventis in connection with its termination of participation in the UVIDEM development program. In April 2008, as per the Settlement Agreement, sanofi-aventis paid a total of $7.8 million (or 5.2 million euros) of which $2.4 million was for research and development costs of the UVIDEM development program for the first quarter of 2008 and $5.4 million was an additional amount related to the shut down of the UVIDEM program.
     The $2.4 million in proceeds from the Settlement Agreement corresponding to research and development costs of the UVIDEM development program for the first quarter of 2008 were recorded as revenues receivable from a related party and the additional $5.4 million related to the shut down of the UVIDEM program will be recorded as contract settlement income in the second quarter of 2008. In addition, the Company is seeking to sell the property and equipment and transfer the facility leases to third parties, subject to the lessors’ approval. Costs recovered and obligations relieved will be recorded as a reduction in restructuring expense in 2008 when realized. As of March 31, 2008, proceeds received from sale of property and equipment was $0.1 million and the costs to transfer to third parties two out of four facility leases amounted to $0.1 million.
Employee Retention
     The Company has adopted the following employee retention programs. These programs are not directly related to the restructuring plan and the related compensation expense are included in the applicable operating expense category in the statement of operations.
     On December 20, 2007, the Company’s Board of Directors approved a non-executive retention program which provides non-executive employees a retention bonus, a stay-on bonus and restricted stock awards. Certain employees may earn retention bonuses if they remain employed through June 30, 2008 or are terminated without cause before June 30, 2008. Retention bonuses totaling up to $0.3 million may be paid to non-executives on June 30, 2008 under this program. Benefits are recognized ratably over the six months ending June 30, 2008. Additionally, a stay-on bonus will be paid to certain employees if terminated without cause prior to June 30, 2008. Stay-on bonuses in the amount of $0.5 million may be paid in 2008 and will be expensed when and if employees are terminated. The restricted stock awards vest over one year and the related stock compensation expense is recognized over the one year vesting term. As of March 31, 2008, the Company has recognized $0.1 million in relation to retention bonuses and $8,000 in stock compensation expense in relation to the stock awards.
     On January 10, 2008, the Company’s Board of Directors also approved an executive officer retention program, which provides that if a specified executive officer is terminated without cause prior to August 31, 2008, the executive officer will be entitled to receive a lump sum cash payment equal to his base salary, less standard deductions and withholding, for the period from the date of termination through August 31, 2008. The Company may incur expenses totaling $0.8 million in connection with the retention program if executives are terminated without cause before August 31, 2008. The Company will also pay a bonus to its executives upon a change in control through a merger or purchase transaction in 2008, or upon completing a financing transaction with gross proceeds of at least $7.0 million, as a result of an amendment to the executive officer retention program approved by the Board of Directors on April 3, 2008. The total bonus that can be earned is $0.6 million, which is in addition to severance benefits in accordance with employment agreements. Additionally, the Company granted 250,000 shares of restricted stock on January 10, 2008 that vest over one year from December 20, 2007. Vesting of restricted stock awards will accelerate if a change in control occurs or if the executive is terminated without cause. The total stock based compensation is $0.3 million and will be expensed over the one year vesting period. As of March 31, 2008, there were no retention bonus accrued under the executive officer retention program and the Company has recognized $45,000 in relation to the stock awards.
     On April 3, 2008, the Company’s Board of Directors approved a retention program for certain non-executive employees which provides for the payment of bonuses on June 30, 2009, or sooner if the employee is terminated without cause or there is a change of control before such date. Bonuses totaling $0.4 million may be paid under the plan over 2008 and 2009 and will be expensed over service periods through June 30, 2009 or, if earlier, when employees are terminated.

10. FIN 48 Uncertain Tax Positions
     Due to historical losses and uncertainties surrounding the Company’s ability to generate future taxable income to realize net operating loss carryforwards and other deferred tax assets, the Company maintains a full valuation allowance for these assets with the exception of research and development tax credits generated by its Paris subsidiary, which are payable to the Company in cash if the credits are not utilized three years after they are generated.
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109, Accounting for Income Taxes (FIN 48) on January 1, 2007. Uncertain tax positions and related interest and penalties are included in income tax expense. At December 31, 2007 and March 31, 2008, the Company recorded $1,619,000 and $1,361,000, respectively, of unrecognized tax benefits, including accrued interest and penalties. Uncertain tax positions are classified as non-current liabilities unless expected to be paid in one year. Unrecognized tax benefits are not expected to change significantly over the next twelve months except for tax payments related to these matters. Due to the existence of the valuation allowance, future changes in unrecognized tax benefits are not expected to impact the Company’s effective tax rate.
11. New Accounting Standards
     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157) and in February 2008, the FASB amended SFAS No. 157 by issuing FASB Staff Position FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP FAS 157-2, Effective Date of FASB Statement No. 157 (collectively SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, except those relating to lease classification, and accordingly does not require any new fair value measurements. SFAS No. 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 for financial assets and liabilities in the first quarter of fiscal 2008 with no material impact to the condensed consolidated financial statements.
     The following presents information about our financial assets measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques the Company used. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  The Company classifies money market funds as Level 1 assets. As of March 31, 2008 the Company had $22.1 million in money market securities included in cash and cash equivalents. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 2 or Level 3 assets.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing accounting standards.
     In June 2007, the EITF reached a consensus regarding EITF 07-3, Accounting for Non-refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. The scope of this Issue requires non-refundable advance payments for goods and services to be used or rendered in future research and development activities to be deferred on the balance sheet and recognized as an expense as the related goods are delivered or the related services are performed, subject to an assessment of recoverability. The guidance in this Issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2007. The adoption of EITF 07-3 did not have a material impact on the consolidated financial statements.

     In March 2008, the FASB issued Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS No. 161).  SFAS No. 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments. SFAS No. 161 requires additional qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Although the Company does not expect the provisions of SFAS No. 161 to have a material impact on its financial statements, the Company is assessing the potential disclosure effects.
     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and our 2007 audited financial statements and notes thereto included in our Form 10-K filed with the Securities and Exchange Commission on March 21, 2008.
Operating results for the three months ended March 31, 2008 are not necessarily indicative of results that may occur in future periods.
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
     The L-MTP-PE marketing applications include efficacy and safety data from 678 patients with non-metastatic resectable osteosarcoma, 332 of whom received L-MTP-PE, and from 115 patients with metastatic or unresectable osteosarcoma, 39 of whom received L-MTP-PE in the controlled Phase 3 clinical trial conducted by the Pediatric Oncology Group and the Children’s Cancer Group, now combined to form the Children’s Oncology Group, or COG, sponsored by the National Cancer Institute. The biological effects and safety of L-MTP-PE are further supported by data from 9 Phase 1 and 2 clinical studies performed by Ciba-Geigy in which an additional 248 patients received at least one dose of L-MTP-PE.

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
     In Europe, we attended an oral explanation hearing before the CHMP, the scientific committee of the EMEA, regarding the MAA on January 23, 2008. The CHMP considered, in a non-binding opinion, that the data presented by us suggested a possible clinical benefit in terms of survival. However, the CHMP requested clarification of the existing data in order to gain assurance about the quality of the data before drawing any final conclusions from the data presented. In April 2008, the European regulatory authorities conducted an inspection of the Children’s Oncology Group, or COG, to assess the quality of the overall survival data from the 2006 confirmatory database included in our applications for regulatory approval. In addition, we are required to address a number of remaining questions relating to chemistry, manufacturing and controls. As a result of the CHMP’s non-binding opinion, we were granted a clock stop, or time extension, to allow us additional time to respond to all the remaining questions regarding the MAA. We expect to receive a final opinion from the CHMP in the third quarter of 2008 and a final decision from the European Commission in the fourth quarter of 2008.
     The timing of marketing approval of L-MTP-PE is subject to risks and uncertainties beyond our control. These risks and uncertainties regarding product approval and commercialization include the timing of the drug regulatory agencies’ review of the regulatory filing, including the amendment to the NDA and the ongoing MAA review by the EMEA, our ability to respond to questions and concerns raised by the drug regulatory agencies in a manner satisfactory to the drug regulatory agencies, the time needed to respond to any issues raised by the drug regulatory agencies during the review of regulatory submissions for L-MTP-PE, and the possibility that the drug regulatory agencies may not consider preclinical and clinical development work and existing safety and efficacy data, the Phase 3 study design, conduct and analysis, or, with respect to the FDA, the drug comparability analysis between the drug used in the Phase 3 study and the drug manufactured by us, as adequate or valid for their assessment of L-MTP-PE. These factors may cause delays in review, may result in the regulatory authorities requiring us to conduct additional clinical trials, or may result in a determination by the regulatory authorities that the data do not support marketing approval. As a result, we may not receive necessary approvals from the FDA, the EMEA or similar drug regulatory agencies for the marketing and commercialization of L-MTP-PE when expected or at all, and, even if L-MTP-PE is approved by regulatory authorities, there is a further risk that one of our manufacturers may encounter delays or will not be able to manufacture L-MTP-PE.
     We have been jointly developing UVIDEM, a cell-based therapeutic vaccine product candidate based on dendritic cells, with sanofi-aventis S.A., or sanofi-aventis. UVIDEM is based on dendritic cells, a type of specialized immune cells derived from a patient’s own white blood cells, exposed to tumor cell antigens in our production facility and then reinjected into the patient in order to stimulate the immune system to recognize and kill tumor cells that display these antigens on their surface. We completed patient enrollment in two Phase 2 clinical trials of UVIDEM for the treatment of melanoma and started a new Phase 2 clinical trial of UVIDEM in the fourth quarter of 2007. We reported on interim Phase 2 results of UVIDEM at the American Society of Clinical Oncology, or ASCO, meeting in June 2007 and the International Society for the Biological Therapy of Cancer, or iSBTc, meeting in November 2007. On December 26, 2007, sanofi-aventis notified us of its decision to terminate its participation in the UVIDEM development program and we have put further development of the program on hold. In March 2008, we and sanofi-aventis entered into an agreement, referred to as the Settlement Agreement, aimed at resolving the various pending or potential issues related to the UVIDEM development program. All rights to the UVIDEM development program have reverted to us, and sanofi-aventis has no further rights to that program (including any right of first refusal). In accordance with the terms of the Settlement Agreement, sanofi-aventis retains its rights with respect to our cell therapy programs other than the UVIDEM program under the existing collaboration agreement, although we do not currently have any such programs in development or plans to conduct any further development. The Settlement Agreement provides for sanofi-aventis to pay $2.4 million related to the research and development costs of the UVIDEM development program for the first quarter of 2008 and $5.4 million related to the shut down of the UVIDEM program.

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
     We are focusing our research and development activities primarily on L-MTP-PE and clinical planning for IDM-2101. In order to contain our expenses, we have put further development of other product candidates on hold, including UVIDEM, COLLIDEM and BEXIDEM, until collaborative partners can be found or other funding becomes available. BEXIDEM is a product candidate in Phase 2 clinical development for treatment of bladder cancer that is intended to destroy remaining cancer cells after conventional therapies.
     We have incurred significant net losses and have generated limited revenues since inception. As of March 31, 2008, our accumulated deficit was $210.2 million and our revenues for the three months ended March 31, 2008 were $2.4 million. In connection with placing the development of UVIDEM on hold, scaling back development of L-MTP-PE and to conserve cash, in January 2008, our Board authorized an organizational restructuring that will include the closure of our operations in Paris, France by the end of the second quarter of 2008, and implementation of workforce reductions in Irvine, California, which we completed in January 2008. We are also currently evaluating strategic alternatives, which may include seeking strategic partners, a merger and/or the sale of all or part of our operations and assets. In February 2007 and June 2007 we completed financing transactions of $12.9 million and $25.0 million, respectively. However, we will continue to incur significant research and development and general administrative expenses related primarily to the development, manufacturing and commercialization of L-MTP-PE. Savings from our restructuring activities and proceeds from the equity financings are expected to provide sufficient cash to support our operations into the first half of 2009.
     Our research and development expenses mainly include costs associated with preclinical development and clinical trials of our product candidates, salaries and other expenses for personnel, laboratory supplies and materials, consulting and contract research costs, facility costs, amortization of intangible assets such as patents and licenses, and depreciation of laboratory and office equipment. From inception through March 31, 2008, we have incurred costs of approximately $177.6 million associated with research and development in all program areas, including patent and license impairment charges, while we have only recorded approximately $53.4 million in research and development revenues, of which $52.1 million has been recorded since 2001. Following our acquisition of L-MTP-PE and certain other assets from Jenner in early 2003, our research and development expenses related to L-MTP-PE have amounted to approximately $19.6 million consisting mainly of manufacturing costs, external consultant fees, and personnel-related costs. We charge all research and development expenses to operations as they are incurred. Since 2001, our cumulative research and development expenses, including impairment of patents and licenses, have represented approximately 70% of total cumulative operating expenses. We will continue to incur significant research and development and general administrative expenses related primarily to pursuing regulatory approval of L-MTP-PE in the near term, as well as the maturation of our other product development programs.
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
Results of Operations for the Three Months Ended March 31, 2008 and 2007
     Revenues. We had total revenues of $2.4 million for the three months ended March 31, 2008, compared to total revenues of $2.8 million for the three months ended March 31, 2007.
     For each of the three months ended March 31, 2008 and 2007, substantially all of our revenues were generated from our research and development activities and derived from reimbursement of current and past research and development expenses and recognition of deferred revenue related to up-front fees and milestone payments received from sanofi-aventis under the terms of our collaboration agreement for the UVIDEM program. For the three months ended March 31, 2008, we recognized $2.4 million in revenues under our sanofi-aventis collaboration compared to $2.8 million for the three months ended March 31, 2007. We also received $4,000 and $35,000 from other contract revenues in the three months ended March 31, 2008 and 2007, respectively.
     On December 21, 2001, sanofi-aventis exercised its first option to initiate product development on the on-going melanoma development program for UVIDEM. Between January and June 2002, sanofi-aventis paid us a total of $5.3 million related to UVIDEM as a combination of up-front fees, milestone payments and reimbursement of expenses we had incurred in prior years while developing UVIDEM. The revenue corresponding to these payments had been recognized on a straight-line basis over the estimated nine-year development period for UVIDEM. As a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program, we recognized the remaining $2.4 million of deferred revenue in the fourth quarter of 2007. We will not receive further revenues from sanofi-aventis for the UVIDEM program after March 31, 2008 except for $5.4 million received in April 2008 for program shut down costs pursuant to a settlement agreement with sanofi-aventis. This amount will be recorded as contract settlement income in the second quarter of 2008.
     Research and Development Expenses. Total research and development expenses were $3.9 million and $5.3 million for the three months ended March 31, 2008 and March 31, 2007, respectively.

     The decrease in research and development to $3.9 million for the three months ended March 31, 2008 from $5.3 million for the three months ended March 31, 2007 was primarily due to a $0.8 million reduction in spending related to clinical development of UVIDEM, which we placed on hold in December 2007 following sanofi-aventis’ notification that it was discontinuing its participation in the development of the program, and $0.2 million decrease in spending associated with development activities related to products currently on hold, as well as a $0.9 million reduction associated with lower headcount and termination in the first quarter of 2007 of a lease agreement for certain of the Company’s Paris facilities, partially offset by higher spending of $0.5 million related to regulatory filings for and manufacturing of L-MTP-PE.
     Direct research and development expenses related to our product candidates to destroy residual cancer cells (L-MTP-PE and BEXIDEM) were approximately $2.1 million and $1.8 million for the three months ended March 31, 2008 and 2007, respectively and $32.6 million for the period from January 1, 2001, the earliest date for which relevant cumulative cost information is available, through March 31, 2008. Direct research and development expenses related to our product candidates to prevent tumor recurrence (UVIDEM, IDM-2101 and COLLIDEM) were approximately $1.0 million and $1.9 million for the three months ended March 31, 2008 and 2007, respectively and $38.9 million for the period from January 1, 2001, the earliest date for which relevant cumulative cost information is available, through March 31, 2008.
     Selling and Marketing Expenses. Selling and marketing expenses were $0.2 million and $0.1 million for the three months ended March 31, 2008 and 2007, respectively. These expenses consisted primarily of costs related to our participation in trade conferences and to the employment costs of our business development employees.
     General and Administrative Expenses. General and administrative expenses were $2.6 million and $2.9 million for the three months ended March 31, 2008 and 2007, respectively. The higher expenses in 2007 included $0.5 million in fees paid to an investment advisor in relation to the $12.9 million private equity financing completed in February 2007, partially offset by an increase of $0.2 million in stock compensation expense during the 2008 period.
     Restructuring Expenses. Restructuring expenses were $2.6 million for the three months ended March 31, 2008, which included $2.3 million of severance benefits and $0.3 million of shutdown costs related to the closing of our facility in France.
     Interest Income. Interest income for the three months ended March 31, 2008 and 2007 was $0.2 million and $0.1 million, respectively. Higher interest income in 2008 was the result of higher cash investments due to the February and June 2007 financings.
     Interest Expense. Interest expense for the three months ended March 31, 2008 and 2007 was $4.7 million and $0.2 million, respectively, substantially all of which is a non-cash interest expense to record the net increase in the fair value of warrants issued in connection with the February and June 2007 financings. The increase in the fair value is primarily due to increase in our stock price and higher estimated volatility.
     Foreign Exchange Gain or Loss. We have an inter-company loan between our subsidiary in France and our subsidiary in the United States. This loan is denominated in U.S. dollars and is revalued each quarter based on changes in the value of the dollar versus the euro and all related changes are recognized in earnings. For the three months ended March 31, 2008, we recorded a foreign exchange loss of $0.9 million compared to a loss of $0.3 million for the three months ended March 31, 2007. The loss in 2008 was due to the increase in the exchange rate between the dollar and the euro during the quarter ended March 31, 2008, partially offset by a lower inter-company loan balance, compared to a smaller increase in the exchange rate between the dollar and euro during the quarter ended March 31, 2007.
     Income Tax Benefit or Liability. We recorded $20,000 of tax benefit for the three months ended March 31, 2008, and a tax expense in the amount of $44,000 for the three months ended March 31, 2007, reflecting an adjustment of a provision for income tax in accordance with FIN 48 for uncertain income tax positions. Due to our historical losses. we maintain a full valuation allowance for all deferred tax assets with the exception of research and development tax credits generated by our Paris subsidiary, which are payable to us in cash if the credits are not utilized three years after they are generated.
     As of March 31, 2008, we had research and development tax credits of $1.7 million that represent an account receivable corresponding to our accumulated income tax benefit from the French government, of which $0.9 million is recoverable during the next nine months.

     Net Loss. Our net loss increased to $12.1 million for the three months ended March 31, 2008, compared to $6.0 million for the three months ended March 31, 2007, as a result of the factors described above.
Liquidity and Capital Resources
     As of March 31, 2008, our cash and cash equivalents totaled $22.4 million, compared to $28.4 million as of December 31, 2007. In February 2007 we completed a private placement of our common stock and warrants to purchase common stock and received approximately $12.9 million in gross proceeds. In June 2007, we completed a registered direct offering of our common stock and warrants to purchase common stock and received approximately $25.0 million in gross proceeds. Cash and cash equivalents include principally cash, money-market funds and certificates of deposit with maturity of 90 days or less and are denominated in both euros and U.S. dollars. We use our cash and cash equivalents to cover research and development expenses and corporate expenses related to selling and marketing and general and administrative activities. If we enter into collaborations for certain of our products, we expect that our strategic partners would assume most, if not all, of the costs of further product development. Unless we find a strategic partner for a product, we bear all costs related to its development. We expect to incur significant expenses as we continue to pursue regulatory approval and potential commercialization of L-MTP-PE.
     Net cash used in operating activities increased to $6.9 million for the three months ended March 31, 2008, compared to $4.4 million for the three months ended March 31, 2007. This increase in cash used by operating activities was primarily the result of higher net cash losses including the effects of the severance and shut down of our operations in France, offset by a net favorable change in working capital in 2008.
     Net cash provided by investing activities was $0.1 million during the three month ended March 31, 2008, compared to a $0.1 million of net cash used in investing activities during the three months ended March 31, 2007. The $0.1 million proceeds from investing activities is from sale of property and equipment from our Paris facility.
     As of March 31, 2008, our current liabilities were $17.7 million, which includes the current portion of deferred revenues of $0.4 million. Our current liabilities also includes $4.0 million in accounts payable, $1.5 million in accrued compensation for employees, $5.2 million related to common stock warrant liabilities, $6.6 million in accrued liabilities, including tax obligations, accrued severance, the current portion of an interest-free loan from the French government, and $0.4 million of potentially refundable up-front payments received from Cambridge Laboratories for L-MTP-PE marketing rights in the United Kingdom and the Republic of Ireland, payable if, within 30 months of the date of signature of the agreement with Cambridge Laboratories, or November 10, 2007, we were not able to manufacture L-MTP-PE according to our new manufacturing process and were not able to demonstrate its comparability to L-MTP-PE manufactured according to the original process to the satisfaction of the regulatory authorities in these countries. In December 2007, we received notice from Cambridge Laboratories that it was terminating the agreement with us and that we owed Cambridge Laboratories the refundable portion of the upfront payment. We do not agree that any amount is refundable to Cambridge Laboratories.
     Our long-term liabilities as of March 31, 2008 were $0.5 million, which includes the non-current portion of deferred revenues of $0.2 million, and the non-current portion of an interest-free loan of $0.4 million from the French government that provides support to French companies for research and development. We must repay the principal amount of the French government loan in installments of $0.2 million in 2008 and $0.4 million in 2011.
     Our financial requirements to date have been met primarily through sales of equity securities, payments received under our agreement with sanofi-aventis and our agreement with Medarex, together with grants received from governmental agencies. We have received a total of $138.7 million in gross proceeds through the sale of equity securities, including $37.9 million in 2007.
     As a result of sanofi-aventis’ recent decision to terminate its participation in the UVIDEM development program, and our decision to discontinue operations in Paris, France, we expect to generate little, if any, revenues in the near term. We expect to receive revenues from sales of our lead product candidate, L-MTP-PE, assuming that we receive regulatory approval and choose to market L-MTP-PE ourselves. However, we may have to spend significant amounts of capital to pursue regulatory approval of L-MTP-PE and we may not receive regulatory approval and, even if we do, any efforts by us or any future partners to commercialize L-MTP-PE may not be successful. In keeping with our overall strategy, we are seeking to enter into collaboration agreements for certain of our other development programs with strategic partners, which may provide additional sources of revenues, including milestone payments. However, we cannot be certain that we will enter into such agreements. In addition, the timing of our milestone payments cannot be predicted with certainty, and we may not receive payments if development targets are not achieved. Also, it is unlikely that milestone payments, even if received when expected, would fully cover our total research and development expenses for all of our projects. Royalties, if any, on commercial sales of products under development with strategic partners will not be received until at least such time as such products receive the required regulatory approvals and are launched on the market. We do not expect any of our products to receive regulatory approval before late 2008 and we cannot be sure of the timing of any such approval or successful commercialization following such approval. The timing for receipt of regulatory approval of products is subject to risks and uncertainties regarding development, regulatory matters, manufacturing and commercialization described in more detail in the section entitled “Risk Factors” including the possibility that the FDA or the EMEA may require that we conduct additional clinical trials and the risk that we may not receive necessary approvals from the FDA, the EMEA or similar drug regulatory agencies for the marketing and commercialization of L-MTP-PE when expected or at all.
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
     Our capital expenditures include purchase of property and equipment, including research and development laboratory equipment and product manufacturing facilities. Capital expenditures also include purchase of intangible assets, including payment of patent development costs, acquisition of third party licenses and patents, such as from Medarex and Jenner Biotherapies, and acquisition of other intangibles. Capital expenditures were $9,000 for the three months ended March 31, 2008 and $0.1 million for the three months ended March 31, 2007.
     Our major outstanding contractual obligations relate to our long-term debt, operating lease obligations, obligations under a number of our collaboration, licensing and consulting agreements and certain cash settlement provisions in our warrant agreements. As a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program and our decision to shut down operations of our Paris subsidiary, we are currently terminating and transferring our leases to third parties with respect to our facilities in Paris, France, and terminating various contractual arrangements in order to minimize the financial impact of the program termination. These decisions, along with the settlement agreement we entered into with sanofi-aventis in March 2008, will reduce or offset certain of our contractual obligations. At March 31, 2008, we had $8,000 of outstanding capital lease obligations.

     Under certain of our collaboration and licensing agreements, such as our agreements with Novartis and Institut de Recherche Pierre Fabre, we are obligated to make specified payments upon achieving certain milestones relating to the development and approval of our products, or on the basis of net sales of our products. As of March 31, 2008, we believe that we have achieved two milestones totaling $750,000 due to Novartis that would be payable in the event L-MTP-PE is successfully commercialized in Europe, with payment subject to achievement of profitability of the product line. In addition, under certain of our agreements with clinical sites for the conduct of our clinical trials, we make payments based on the number of patients enrolled. There is significant variability associated with these agreements which are impacted by a variety of estimates and assumptions, including future sales volumes and timing of clinical trials and regulatory processes, which may not be accurate, may not be realized, and are inherently subject to various risks and uncertainties that are difficult to predict and are beyond our control.
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
Off-Balance Sheet Arrangements
     As of March 31, 2008, we were not a party to any transactions, agreements or contractual arrangements to which an entity that is not consolidated with us was a party, under which we had:
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
     Through the three months ended March 31, 2008 and 2007, we have spent approximately $3.9 million and $5.3 million, respectively, related to research and development. As a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program and our decision to close our Paris subsidiary, we expect our research and development expenses to decrease in 2008. Increased spending on L-MTP-PE associated with our decision to amend the NDA for L-MTP-PE in the U.S. and ongoing regulatory review in Europe will be partially offset as a result of shutting down our French operations and related development activities.

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
     We expect our general and administrative expenses to decrease in 2008 compared to 2007 levels as a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program and our decision to shut down operations of our Paris subsidiary (see Note 9 to the Condensed Consolidated Financial Statements).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At March 31, 2008, our investment portfolio included cash and money market accounts. Approximately $22.1 million of our cash is invested in three money market mutual funds, which consists of high-grade securities, generally with maturities of less than three months. Due to their very short-term nature, such securities are subject to minimal interest rate risk. However, our investment can be affected by losses to the extent the underlying securities are adversely impacted by the current credit market conditions. The money market mutual funds are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although the funds seek to preserve the value of the investment at $1.00 per share, we can lose the invested principal if the underlying securities suffer losses. The funds have holdings which include certain securities that are illiquid, in default, under restructuring or have been subject to a ratings downgrade. However, the funds continue to report a per share net asset value, or NAV, of $1.00, which represents the price at which investors buy and sell fund shares from and to the fund company. The NAV is computed once at the end of each trading day based on the closing market prices of the portfolio’s securities. We believe that our investment has not been impaired and that we can continue to withdraw our funds at any time without restriction.
     We currently do not hedge interest rate exposure, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income. We also do not hedge currency exchange rate exposure.
     The current credit crisis may also have a potential impact on our need to obtain additional financing in the future and may impact the determination of fair values, financial instrument classification, or require impairments in the future.

ITEM 4. CONTROLS AND PROCEDURES
     As of March 31, 2008, we have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer, or CEO, our principal executive officer, and our Senior Vice President, Finance and Administration and Chief Financial Officer, or CFO, our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2008.
     Our management does not expect that our disclosure control and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, or misstatements due to error, if any, within the company have been detected. While we believe that our disclosure controls and procedures and internal control over financial reporting are and have been effective, in light of the foregoing, we intend to continue to examine and refine our disclosure controls and procedures and internal control over financial reporting.
     An evaluation was also performed under the supervision and with the participation of our management, including our CEO and CFO, of any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are not a party to any material legal proceedings.
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
     We submitted an MAA for L-MTP-PE to the EMEA in November 2006. We attended an oral explanation hearing before the CHMP regarding the MAA on January 23, 2008. The CHMP considered, in a non-binding opinion, that the data presented by us suggested a possible clinical benefit in terms of survival. However, the CHMP requested clarification of the existing data in order to gain assurance about the quality of the data before drawing any final conclusions from the data presented. In addition, we are required to address a number of remaining questions relating to chemistry, manufacturing and controls. As a result of the CHMP’s non-binding opinion, we were granted a clock stop, or time extension, to allow us additional time to respond to all the remaining questions regarding the MAA. We expect to receive a final opinion from the CHMP in the third quarter of 2008 and a final decision from the European Commission in the fourth quarter of 2008.
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
*Even if we receive regulatory approval for L-MTP-PE, we would not be able to commercialize it immediately or market it successfully.
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
     We currently do not have operational sales and marketing infrastructure for L-MTP-PE and do not currently have plans or sufficient funds to secure this capability. We would need to complete a strategic collaboration or other transaction with a strategic partner that has EU and US operational commercial abilities or otherwise arrange for the commercialization ourselves. If we are unable to commercialize L-MTP-PE ourselves or with or through a partner promptly after receipt of any regulatory approval for L-MTP-PE, any delay would materially adversely affect our business and financial position due to reduced or delayed revenues from L-MTP-PE sales.
     L-MTP-PE has received orphan drug designation in the United States and in Europe, which would provide us with a seven-year period of exclusive marketing in the United States commencing on the date of FDA approval and a 10-year period of exclusive marketing in Europe commencing on the date of EMEA approval. This would apply only to osteosarcoma, the indication for which L-MTP-PE has been designated as an orphan product. However, we may lose this marketing exclusivity should a new treatment be developed which is proven to be more effective than L-MTP-PE. In addition, although our patent protecting the liposomal formulation of L-MTP-PE was set to expire in November 2007 in the United States, we expect to be able to extend it until November 2012. The European patents for the liposomal formulation of L-MTP-PE expired in 2005 and certain other patents covering the active ingredient in L-MTP-PE expired at the end of 2003. As a result, if a competitor develops a new formulation for L-MTP-PE, we may face generic competition following the expiration of market exclusivity under the orphan drug designation, which we expect to occur in 2014 with respect to the United States and 2018 with respect to Europe. If we are not able to commercialize L-MTP-PE successfully, we may not bring to market our other product candidates for several years, if ever, and our prospects will be harmed as a result.

*We are evaluating our research and development programs and considering strategic transactions, but we may not be able to complete any transaction successfully.
     As previously announced, we are evaluating our research and development programs, including related assets and costs, and strategic alternatives available to us. The options we are considering include various transactions, including merger or acquisition opportunities, which may involve a change in control of our company. Our consideration and completion of any strategic transaction is subject to risks that could materially and adversely affect our business and financial results, including risks that we will forego business opportunities while any transaction is being considered or is pending; that our business, including our ability to retain key employees, may suffer due to uncertainty; risks inherent in negotiating and completing any transaction, including whether we would be able to complete a transaction on favorable terms if at all; and challenges in integrating businesses and technologies in the event any transaction is completed.
     If we were to complete a strategic transaction for cash consideration and the transaction were considered a Change in Control under the terms of the warrants issued in our February and June 2007 financings, the amount to be paid to the warrant holders would be determined using specific valuation assumptions prescribed in the warrant agreements which differ from those used in measuring the fair value of the warrants prior to such event as reflected on our balance sheet. The cash payment could be significantly higher or lower, depending on the actual per share transaction price, prescribed volatility and after adjusting the expected term to the actual remaining life of the outstanding warrants as of the date of the Change in Control.
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

     In connection with the private placement we completed on February 20, 2007 and the registered direct offering we completed on June 20, 2007, we issued warrants to purchase 782,568 and 2,594,844 shares of common stock (including those shares issued to the placement agent in the registered direct offering), respectively. Upon a Change in Control (as defined in the warrant agreements) in which we receive all cash consideration, we (or the successor entity) shall purchase any unexercised warrants from the holder thereof for cash in an amount equal to its value computed using the Black-Scholes-Merton pricing model with prescribed guidelines. Initially, the warrants are exercisable for five years from the respective dates of issuance and may be exercised in cash or on a cashless exercise basis.
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
     We have experienced significant operating losses since our inception. Our cumulative net loss was $210.2 million as of March 31, 2008. It is likely that we will continue to incur substantial net operating losses for the foreseeable future, which may adversely affect our ability to continue operations. We have not generated revenues from the commercialization of any product. All of our revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants, certain asset divestitures and interest income. Substantially all of our revenues through at least 2008 are expected to result only from investment income. To achieve profitable operations, we, alone or with collaborators, must successfully identify, develop, register and market proprietary products. We do not expect to generate revenues from the commercialization of any product until late 2008 or early 2009 at the earliest, assuming that one or more regulatory agencies approve L-MTP-PE’s commercialization, which may not occur when expected or at all. We may not be able to generate sufficient product revenue to become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or yearly basis.
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
     The market prices for securities of biotechnology companies, including our common stock, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are not necessarily related to the operating performance of such companies. From August 16, 2005, when we began trading on the NASDAQ Global Market under our new trading symbol “IDMI” through March 31, 2008, the closing stock price of our common stock ranged from $0.59 to $9.27 and has been and will continue to be influenced by general market and industry conditions. In addition, the following factors may have a significant effect on the market price of our common stock:
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
     Our executive officers and directors, in the aggregate, beneficially own approximately 0.5% of the shares of our common stock as of March 31, 2008. Moreover, Palo Alto Investors, LLC, Medarex, and sanofi-aventis currently own approximately 29.3%, 10.4%, and 7.9%, respectively, of the total shares of our common stock outstanding as March 31, 2008. As a result, Palo Alto Investors LLC, Medarex and sanofi-aventis, and our other principal stockholders, executive officers and directors, should they decide to act together, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors, distribution of dividends, changes to our bylaws and other important decisions, such as future equity issuances. To our knowledge, Palo Alto Investors LLC, Medarex, and sanofi-aventis have not, nor have any of our other principal stockholders, entered into any voting agreements or formed a group as defined under the Exchange Act.

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

ITEM 6. EXHIBITS

Exhibit
Number	Document Description
3.1	Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 2, 1991.(1)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on April 2, 1993.(2)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 5, 1995.(3)

3.4	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 5, 1995.(3)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 2, 1998.(4)

3.6	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 2, 1998.(4)

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 12, 1998.(5)

3.8	Certificate of Designations of the Series S and Series S-1 Preferred Stock filed with the Secretary of State of Delaware on June 29, 1999.(6)

3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 1, 1999.(7)

3.10	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on September 23, 1999.(8)

3.11	Certificate of Decrease of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on September 23, 1999.(8)

3.12	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 17, 2004.(9)

3.13	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on August 15, 2005.(10)

3.14	Certificate of Ownership and Merger, filed with the Secretary of State of Delaware on August 15, 2005.(10)

3.15	Amended and Restated Bylaws of the Company. (12)

4.1	Reference is made to Exhibits 3.1 through 3.15.

4.2	Specimen certificate of the Common Stock. (14)

4.3	Unit Purchase Agreement, dated February 20, 2007, by and among the Registrant and the purchasers listed on Exhibit A thereto. (11)

4.4	Form of Warrant. (11)

4.5	Form of Securities Purchase Agreement. (13)

Exhibit
Number	Document Description
4.6	Form of Warrant. (13)

10.47	2008 Retention Compensation Plan effective as of December 20, 2007 as to non-executive employees and as of January 10, 2008 as to executive officers.(*)

10.48	Form of Deferred Issuance Restricted Stock Bonus Agreement dated January 10, 2008.(*)

10.49	Settlement Agreement with sanofi-aventis dated March 19, 2008.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted).

32.1	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted).

*	Executive Compensation Plans and Arrangements

(1)	Incorporated by reference to the Company’s Form S-1 Registration Statement and Amendments thereto filed with Securities and Exchange Commission (the “SEC”) (File No. 33-43356).

(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 22, 1993.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the SEC on March 31, 1995.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, filed with the SEC on August 14, 1998.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the SEC on November 16, 1998.

(6)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on July 16, 1999.

(7)	Incorporated by reference to the Company’s Definitive Proxy Statement, filed with the SEC on Form DEF 14A on July 28, 1999.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed with the SEC on November 15, 1999.

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on July 2, 2004.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2005.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 21, 2007.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 27, 2007.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2007.

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 21, 2008.

IDM PHARMA, INC.
SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDM PHARMA, INC.

Dated: May 9, 2008	By:	/s/ Timothy P. Walbert

Timothy P. Walbert
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2008	By:	/s/ Robert J. De Vaere

Robert J. De Vaere
Senior Vice President, Finance and
Administration and Chief Financial
Officer (Principal Financial and
Accounting Officer)