Form 10-Q
period 2008-06-30
IDM PHARMA, INC.
filed 2008-08-08
CIK 822206

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008,
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
Common Stock $.01 par value: 25,176,539 shares outstanding as of August 6, 2008.

IDM PHARMA, INC.
QUARTERLY REPORT
FORM 10-Q

*	No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
IDM PHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$23,197,000	$28,382,000
Related party accounts receivable	—	3,201,000
Accounts receivable	162,000	86,000
Research and development tax credit, current portion	899,000	834,000
Prepaid expenses and other current assets	488,000	665,000

Total current assets	24,746,000	33,168,000

Property and equipment, net	370,000	513,000
Patents, trademarks and other licenses, net	3,350,000	2,734,000
Goodwill	2,812,000	2,812,000
Research and development tax credit, less current portion	808,000	749,000
Other long-term assets	—	83,000

	$32,086,000	$40,059,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$3,298,000	$5,202,000
Accrued payroll and related expenses	1,661,000	2,041,000
Deferred revenues, current portion	420,000	390,000
Common stock warrants	4,720,000	450,000
Other current liabilities	4,768,000	4,079,000

Total current liabilities	14,867,000	12,162,000

Long-term debt, less current portion	381,000	365,000
Deferred revenues, less current portion	148,000	146,000
Other non-current liabilities	750,000	1,363,000

Total liabilities	16,146,000	14,036,000

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized and no shares issued and outstanding at June 30, 2008 and December 31, 2007.	—	—
Common stock, $0.01 par value, 55,000,000 shares authorized at June 30, 2008 and December 31, 2007 and 25,176,539 and 25,148,380 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively.	252,000	251,000
Additional paid-in capital	206,151,000	205,105,000
Accumulated other comprehensive income	20,136,000	18,742,000
Accumulated deficit	(210,599,000)	(198,075,000)

Total stockholders’ equity	15,940,000	26,023,000

	$32,086,000	$40,059,000

See accompanying notes to the Condensed Consolidated Financial Statements.

IDM PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Revenues:
Related party revenue	$—	$3,078,000	$2,401,000	$5,881,000
Research grants and contract revenue	52,000	30,000	52,000	55,000
License fees, milestones and other revenues	3,000	10,000	7,000	20,000

Total revenues	$55,000	$3,118,000	$2,460,000	$5,956,000

Costs and expenses:
Research and development	3,236,000	5,437,000	7,138,000	10,698,000
Selling and marketing	86,000	96,000	236,000	202,000
General and administrative	2,223,000	3,790,000	4,814,000	6,739,000
Restructuring expense	1,187,000	—	3,763,000	—
Contract settlement income from related party	(5,652,000)	—	(5,652,000)	—

Total costs and expenses	1,080,000	9,323,000	10,299,000	17,639,000

Loss from operations	(1,025,000)	(6,205,000)	(7,839,000)	(11,683,000)

Interest income	212,000	223,000	450,000	336,000
Interest expense related to warrants	458,000	352,000	(4,270,000)	106,000
Foreign exchange gain (loss)	32,000	(149,000)	(820,000)	(462,000)

Loss before income tax	(323,000)	(5,779,000)	(12,479,000)	(11,703,000)
Income tax expense	(65,000)	(56,000)	(45,000)	(100,000)

Net loss	$(388,000)	$(5,835,000)	$(12,524,000)	$(11,803,000)

Weighted average number of shares outstanding	25,200,303	18,428,528	25,181,539	16,932,966

Basic and diluted loss per share	$(0.02)	$(0.32)	$(0.50)	$(0.70)

Comprehensive loss:
Net loss	$(388,000)	$(5,835,000)	$(12,524,000)	$(11,803,000)
Other comprehensive (loss) gain	(28,000)	211,000	1,394,000	544,000

	$(416,000)	$(5,624,000)	$(11,130,000)	$(11,259,000)

See accompanying notes to the Condensed Consolidated Financial Statements.

IDM PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2008	2007

Operating activities
Net loss	$(12,524,000)	$(11,803,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,046,000	946,000
Change in fair value of common stock warrants	4,270,000	(106,000)
Depreciation and amortization	346,000	572,000
Impairment of patents and licenses	64,000	43,000
Impairment of property plant and equipment	—	311,000
Foreign exchange loss	688,000	584,000
Change in operating assets and liabilities:
Related party accounts receivable (sanofi-aventis)	3,358,000	(32,000)
Accounts receivable	158,000	(74,000)
Prepaid expenses and other current assets	219,000	484,000
Research and development tax credit receivable	—	(93,000)
Other long-term assets	87,000	(6,000)
Accounts payable and accrued liabilities	(2,210,000)	580,000
Accrued payroll and related expenses	(472,000)	811,000
Deferred revenues	(9,000)	(47,000)
Other liabilities	(1,083,000)	(1,069,000)

Net cash used in operating activities	(6,062,000)	(8,899,000)

Investing activities
Proceeds from asset sale	64,000	—
Purchase of property and equipment	(12,000)	(167,000)
Patents, trademarks and other licenses	—	(67,000)

Net cash provided by (used in) investing activities	52,000	(234,000)

Financing activities
Net proceeds from issuance of common stock	1,000	36,036,000

Net cash provided by financing activities	1,000	36,036,000

Effect of exchange rate on cash and cash equivalents	824,000	240,000

(Decrease) increase in cash and cash equivalents	(5,185,000)	27,143,000
Cash and cash equivalents at beginning of period	28,382,000	10,181,000

Cash and cash equivalents at end of period	$23,197,000	$37,324,000

Supplemental disclosure of non-cash investing and financing activities
Milestone payment accrual to Novartis	$750,000	$—

See accompanying notes to the Condensed Consolidated Financial Statements.

IDM PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2008
1. The Company
     IDM Pharma, Inc. (“IDM Pharma” or the “Company”) is a biopharmaceutical company focused on the development of innovative cancer products that either destroy residual cancer cells by activating the immune system or prevent tumor recurrence by triggering a specific adaptive immune response. The Company was incorporated in Delaware in July 1987.
     The Company’s lead product candidate is mifamurtide, or L-MTP-PE, for the treatment in combination with chemotherapy following surgery of patients with non-metastatic osteosarcoma, or bone cancer. In late 2006, the Company submitted a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) for L-MTP-PE and a Marketing Authorization Application (MAA) for L-MTP-PE to the European Medicines and Evaluation Agency (EMEA). On August 27, 2007 the FDA issued a not approvable letter to the Company after completing the review of the NDA for L-MTP-PE. The Company expects to file an amended NDA to address issues raised by the FDA by the end of 2008. The Company’s European application is under review by the Committee for Medical Products for Human Use (CHMP), the scientific committee of the EMEA. The Company is required to address a number of remaining questions relating to chemistry, manufacturing and controls and to provide additional data analyses from the Phase 3 L-MTP-PE clinical trial. The Company believes that it will receive a final opinion from the CHMP in September or October of 2008 and a final decision from the European Commission in the fourth quarter of 2008.
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
     In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows as of and for the three and six month periods ended June 30, 2008 and 2007 have been made. The interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
     The operating results for the 2007 periods have been adjusted to properly reflect the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109, Accounting for Income Taxes (FIN 48). The adjustment was to increase the tax provision for unrecognized tax benefits (including related interest and penalties) in the amount of $0.1 million and $0.2 million for the three and six month periods ended June 30, 2007, respectively. The balance sheet as of June 30, 2007 was also adjusted to record a tax liability for unrecognized tax benefits (including interest and penalties) of $1.4 million. The following table presents the unaudited quarterly financial information for the first and second quarter ended March 31, 2007 and June 30, 2007, respectively, and the six month period then ended June 30, 2007 and a comparison between the results previously reported and the amended amounts to reflect the effect of adoption of FIN 48 (in millions).

		1st		2nd
	1st	Quarter	2nd	Quarter	6 months ended	6 months ended
	Quarter	As	Quarter	As	June 30, 2007	June 30, 2007
2007	As Filed	Amended	As Filed	Amended	As Filed	As Amended
Statement of Operations:
Revenues	$2.8	$2.8	$3.1	$3.1	$5.9	$5.9
Loss from operations	(5.5)	(5.5)	(6.2)	(6.2)	(11.7)	(11.7)
Income tax (expense) benefit	0.1	—	—	(0.1)	0.1	(0.1)
Net loss	(5.9)	(6.0)	(5.7)	(5.8)	(11.6)	(11.8)
Basic and diluted net loss per share	(0.38)	(0.39)	(0.31)	(0.32)	(0.69)	(0.70)

Balance Sheet Amounts:
Other non-current liabilities	$0.5	$1.7	$0.5	$1.7
Total liabilities	16.2	17.5	19.1	20.5
Accumulated deficit	184.4	185.7	190.1	191.5
Total stockholder’s equity	16.1	14.8	31.7	30.3
Total liabilities and stockholders’ equity	32.2	32.2	50.8	50.8
     The condensed consolidated financial statements include the accounts of the Company and its subsidiaries: Immuno-Designed Molecules, Inc. in Irvine, California, IDM Pharma S.A. in Paris, France and IDM Biotech Ltd. in Montreal, Quebec, Canada. There have not been operating activities at IDM Biotech Ltd. for the past several years and the entity was dissolved on December 31, 2007. All intercompany accounts and transactions have been eliminated in the consolidation. The Company closed the operations of IDM Pharma S.A. as of June 2008 pursuant to the January 2008 restructuring plan.
3. Recent Operating Results and Liquidity
     Since 2007, IDM Pharma has focused its research and development activities primarily on L-MTP-PE and clinical planning for IDM-2101 for non-small cell lung cancer in order to contain its expenses. As a result, the Company put on hold further development of its other product candidates in 2006 until collaborative partners can be found or other funding for those programs becomes available. Through March 31, 2008, the Company’s major customer and source of revenue has been research and development payments from sanofi-aventis for the joint development of UVIDEM, a melanoma cancer treatment under a collaborative agreement. As discussed in Note 6, in December 2007, sanofi-aventis elected to terminate the joint development project effective March 31, 2008. In addition, as discussed in Note 9, pursuant to the January 2008 restructuring plan, the Company completed the closure of the operations and termination of all employees of IDM Pharma S.A., the Company’s subsidiary in Paris, France during the second quarter of 2008.
     The Company has incurred significant net losses and has generated limited revenues since inception. As of June 30, 2008, the Company’s accumulated deficit was $210.6 million and the Company’s revenues for the three and six months ended June 30, 2008 were $0.1 million and $2.5 million.
     The Company expects its principal sources of revenues to be derived from sales of its lead product candidate, L-MTP-PE, assuming that the Company receives regulatory approval. However, the Company may not receive regulatory approval and, even if it does, any efforts by the Company or any future partners to commercialize L-MTP-PE may not be successful. The Company is also seeking to enter into collaboration agreements for other of the Company’s development programs with strategic partners, which may provide additional sources of revenues. However, the Company cannot be certain that it will enter into such agreements. Also, it is unlikely that such revenues, even if received, would fully cover the Company’s total research and development, manufacturing and marketing expenses for all of its projects.
     Successful completion of the Company’s potential transition to commercialization and to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure and, if necessary, obtaining additional financing and/or reducing expenditures. In February 2007 and June 2007 the Company completed financing transactions of $12.9 million and $25.0 million, respectively (see Note 5). As discussed in Note 9, in connection with placing the development of UVIDEM on hold, the scaled back development of L-MTP-PE, and to conserve cash, in January 2008, the Company’s Board authorized an organizational restructuring that included the closure of its operations in Paris, France, which was completed in June 2008, and implementation of workforce reductions in Irvine, California, which the Company completed in January 2008. However, the Company will continue to incur significant research and development and general administrative expenses related primarily to the development of L-MTP-PE. Savings from its restructuring activities and proceeds from the equity financings are expected to provide sufficient cash to support the Company’s operations into the first half of 2009.
     The Company will continue to require additional funding to continue as a going concern, which it may seek through new collaboration and license agreements, government research grants and equity or debt financings. While the Company has been successful in raising funds in the past, there can be no assurance that future financing will be available on terms acceptable to the Company or at all. The Company is also currently evaluating strategic alternatives, which may include seeking strategic partners, a merger and/or the sale of all or part of its operations and assets.
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
Concentration of credit risk
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
     At June 30, 2008, $22.8 million was invested in three money market mutual funds, which consists of high-grade securities, generally with maturities of less than three months. Due to their very short-term nature, such securities are subject to minimal interest rate risk. However, these investment can be affected by losses to the extent the underlying securities are adversely impacted by the current credit market conditions. The money market mutual funds are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although the funds seek to preserve the value of the investment at $1.00 per share, the Company can lose its invested principal if the underlying securities suffer losses. The funds may have holdings which include certain securities that are illiquid, in default, under restructuring or have been subject to a ratings downgrade. However, the funds continue to report a per share net asset value, or NAV, of $1.00, which represents the price at which investors buy and sell fund shares from and to the fund company. The NAV is computed once at the end of each trading day based on the closing market prices of the portfolio’s securities. The Company believes that its investment has not been impaired and that it can continue to withdraw its funds at any time without restriction.
Impairment of long lived assets
     In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets, IDM Pharma periodically evaluates the value reflected on its balance sheet of long-lived assets, such as patents and licenses, when events and circumstances indicate that the carrying amount of an asset may not be recovered. Such events and circumstances include recommendations by advisory panels to the FDA regarding evidence of effectiveness of the Company’s drug candidates, communication with the regulatory agencies regarding safety and efficacy of the Company’s products under review, the use of the asset in current research and development projects, any potential alternative uses of the asset in other research and development projects in the short to medium term, clinical trial results and research and development portfolio management options. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. At June 30, 2008, the license from Novartis for L-MTP-PE represented approximately $3.1 million of the total amount in Patents, Trademarks and Other Licenses (see Note 6). The balance relates to IDM-2101, which is under active development. Based on the status of its application for marketing approval of L-MTP-PE in Europe and the development status of IDM-2101, the Company believes the future cash flows to be received from the long-lived assets will exceed the asset’s carrying value, indicating no impairment at June 30, 2008.
     In addition, as a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program and the Company’s decision to close the operations of its Paris subsidiary, $0.4 million in UVIDEM related intellectual property and $0.6 million in UVIDEM related property and equipment was impaired in the fourth quarter of 2007. The Company has offset the loss on abandoned property and equipment with a portion of the payments received from sanofi-aventis pursuant to the Settlement Agreement (see Note 6). The Company also previously recorded an impairment charge of $0.3 million in the first quarter of 2007 for laboratory equipment and leasehold improvements in a vacated research facility in Paris.
Net Loss Per Share
     Earnings per share, referred to as EPS, is computed in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding owned but unvested shares. Diluted EPS reflects the potential dilution of securities, such as common stock equivalents that may be issuable upon exercise of outstanding common stock options or warrants as well as all shares of preferred stock, which may be converted into common stock. Diluted EPS is computed by dividing net loss by the weighted average number of common and common stock equivalent shares. Prior to the application of the treasury stock method, common stock equivalents of 6,087,301 and 5,845,419 for the periods ended June 30, 2008 and 2007, respectively, have been excluded from EPS, as the effect is antidilutive.

	June 30, 2008	June 30, 2007

Options outstanding	1,657,775	1,912,998
Restricted stock awards	679,649	182,141
Warrants outstanding	3,377,412	3,377,412
Reserved pursuant to option liquidity agreements	372,465	372,868

Total	6,087,301	5,845,419

Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). Under SFAS No. 123R, the fair value of share-based awards is estimated at grant date using an option pricing model, and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. The Company uses the Black-Scholes-Merton option-pricing model to determine the fair-value of stock-based awards. The determination of fair value using the Black-Scholes-Merton option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors.
     Beginning January 1, 2008, the Company modified the method used to estimate expected stock price volatility. The Company believes that it has developed sufficient historical volatility data since its listing as a publicly traded company in August 2005 and has replaced the peer group volatility with its own in valuing future equity awards. This change has increased the estimated volatility since the Company’s stock price is more volatile than the peer group. The Company continues to use the “simplified method” in estimating the expected term of equity awards as allowed under Staff Accounting Bulletin (SAB) No. 110. SAB 110 permits the continued use of simplified method after December 31, 2007 for companies which do not have sufficient historical exercise data due to limited trading history or where an entity has or expects to have significant structural changes in its business such that its historical exercise data may not be relevant. There are no changes to other valuation assumptions and methodologies.
     The following table summarizes the share-based compensation expense for stock options and restricted stock awards granted under the Company’s equity plans to employees, directors and consultants that the Company recorded in accordance with SFAS No. 123(R) for the three and six months ended June 30, 2008 and 2007.

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Research and development	$148,000	$68,000	$233,000	$150,000
General and administrative	435,000	646,000	794,000	796,000
Selling and marketing	16,000	—	19,000	—

Total stock-based compensation expense	$599,000	$714,000	$1,046,000	$946,000

     As of June 30, 2008, there was $2.8 million (gross of estimated forfeitures) of total unrecognized compensation cost related to non-vested options granted under all equity compensation plans. The weighted average term over which the compensation cost will be recognized is 2.64 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Restricted Stock Awards
     The Company has outstanding restricted stock awards held by employees and non-employees, some of which vest over one to four-year service periods, and some of which vest upon achievement of a specific milestone. Certain awards that normally vest over a specific service period are subject to acceleration if performance conditions are met and certain awards accelerate vest upon termination without cause or leaving employment for good reason or upon a change in control. Compensation cost for awards that vest based on continuous service is expensed ratably over the requisite service period. For awards that time vest but are subject to acceleration upon specified events, compensation costs based on the grant date fair value of the shares are initially recognized over the explicit service period. When the milestones become probable, the remaining unrecognized expense attributed to the milestone is recorded over the adjusted service period through the expected milestone achievement date. Compensation expense for performance awards is recorded over the service period when achievement is deemed probable. Change in estimates as to the probability of vesting is recorded through cumulative catch-up adjustments when the assessment is made. Change in the estimated implicit service period is recorded prospectively over the adjusted vesting period.
     During the three months ended June 30, 2008, the Company granted 296,750 shares of restricted stock awards with a grant date fair value of $2.77 and during the three months ended March 31, 2008, the Company granted 270,000 shares of restricted stock awards with a grant date fair value of $0.76. The Company recorded $0.3 million and $0.1 million in share-based compensation expense for restricted stock awards in the three months ended June 30, 2008 and 2007, respectively, and $0.5 million and $0.2 million for the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008, the Company had 739,649 of restricted stock awards outstanding, of which 92,353 were vested.
     Unrecognized compensation for restricted stock was $0.9 million at June 30, 2008 (assuming that all service and performance milestones will be met) and will be recognized over a weighted average period of 1.76 years.
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

     In connection with the financing, the Company agreed to file a registration statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, registering for resale the shares of common stock sold in the financing, including the shares of common stock underlying the warrants, within 30 days of the closing and have the registration statement declared effective within 90 days of the closing, referred to as the Resale Registration Statement. Pursuant to the terms of the unit purchase agreement, the Company is subject to various penalties up to approximately $1.6 million on an annual basis, in the event that the Resale Registration Statement was not been filed with the Securities and Exchange Commission, or SEC, within 30 days after the closing date or was not declared effective within 90 days after the closing date or is not available for resales by the purchasers or other specified events have occurred as set forth in the unit purchase agreement. Pursuant to the terms of the unit purchase agreement, the Company filed a resale registration statement with the SEC on March 21, 2007, which was declared effective May 4, 2007.
     On June 20, 2007, the Company sold an aggregate of 7,142,855 shares of the Company’s common stock and detachable warrants to purchase 2,357,139 common shares to certain new and existing investors at the negotiated price of $3.50 per unit for $25.0 million in gross proceeds. The warrants are exercisable immediately following issuance over the next five years at $4.06 per share. The Company also paid $1.4 million (approximately 5.6% of the gross proceeds) and issued warrants to purchase 237,705 common shares to the placement agent as a transaction fee. These warrants were valued at $0.6 million on the date of grant and are subject to the same terms as those issued to the investors. Total transaction costs (exclusive of the warrants) were $1.6 million, resulting in net cash proceeds of $23.4 million. The shares, warrants and shares issuable upon exercise of the warrants are registered under the Securities Act, on the Company’s previously filed and effective Registration Statement on Form S-3 (Registration No. 333-143058), as amended.
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
     During the three months ended June 30, 2008 and 2007, the fair value of the warrants decreased in the aggregate by $0.5 million and $0.4 million, respectively, which was recorded as a reduction in non-cash interest expense in the respective periods. During the six months ended June 30, 2008 and 2007, the fair value of the warrants increased (decreased) by $4.3 million and ($0.1 million), respectively. The change in the value of the warrants during the six months ended June 30, 2008 was primarily due to net increase in the Company’s stock price from $0.79 at December 31, 2007 to $2.30 at March 31, 2008 to $2.05 at June 30, 2008, and from $2.88 at February 20, 2007 to $3.31 at March 31, 2007 to $2.85 at June 30, 2007. As of June 30, 2008 and December 31, 2007, the fair value of the warrants recorded on the Company’s balance sheet was $4.7 million and $0.5 million, respectively.

     As of June 30, 2008, the $4.7 million on the Company’s balance sheet represents the fair value of the warrants using the Black-Scholes-Merton pricing model. If a Change in Control in which all cash consideration is paid were actually to occur, the amount to be paid to the warrant holders would be determined using specific valuation assumptions prescribed in the warrant agreements which differ from those used in measuring the fair value of the warrants prior to such event. The cash payment could be significantly higher or lower, depending on the actual per share transaction price, prescribed volatility and after adjusting the expected term to the actual remaining life of the outstanding warrants as of the date of the Change in Control.
6. Research and Development and Other Agreements
Novartis-Jenner
     In March 2003, the Company entered into an asset purchase agreement with Jenner Biotherapies, Inc., or Jenner. Pursuant to the terms of the agreement, the Company purchased certain of Jenner’s assets, which included the Company’s lead product candidate, L-MTP-PE, and an exclusive worldwide license from Ciba-Geigy Ltd., now known as Novartis, covering patent rights to compounds that the Company uses in the production of L-MTP-PE. The initial purchase consideration of $3.1 million was allocated to the L-MTP-PE license, which was determined to have alternative future use and is included in Patents, Trademarks and Other Licenses. Under the license agreement, the Company is required to make certain potential milestone payments with respect to L-MTP-PE totaling $2.75 million which is triggered by the achievement of gross profit related to L-MTP-PE. The Company achieved two of the milestones totaling $750,000 in 2006 and prior years although no amounts had been previously recorded in the Company’s financial statements since ultimate payment was not determined to be probable. In the second quarter of 2008, based on the status of the EMEA review of the MAA and possibility of European approval, the Company believes that the $750,000 could be payable in the event L-MTP-PE is successfully commercialized in Europe. As such, the Company has capitalized this additional amount as Patents, Trademarks and Other Licenses with a corresponding liability during the quarter ended June 30, 2008. Pursuant to the license agreement, the total milestones payable in any year with respect to all such milestones shall not exceed twenty-five percent of the gross profit of L-MTP-PE in any year, with the balance being carried forward to later years without incurring interest. The Company also agreed to pay royalties with respect to net sales of L-MTP-PE, which royalties will be reduced by an established percentage upon the expiration of certain patent protection in accordance with the terms of the license. A portion of the milestone payments will be credited against these royalty obligations.
     The Novartis license is being amortized over ten years, which was management’s estimate of the expected life of products developed from the use of the license at the time the assets were acquired.
     IDM Pharma’s direct research and development expenses related to L-MTP-PE amounted to approximately $1.6 million and $1.5 million for the three months ended June 30, 2008 and 2007, respectively, and $3.7 million and $3.1 million for the six months ended June 30, 2008 and 2007, respectively.
Agreement with sanofi-aventis (Related Party)
     Sanofi-aventis is a shareholder and, until March 2008, was a collaborative partner of the Company and is, therefore, considered a related party. Through June 30, 2008, sanofi-aventis has invested approximately $33.0 million in the Company and owns approximately 7.9% of the Company’s outstanding common stock. In July 2001, the Company entered into an agreement with sanofi-aventis to cooperate in cellular immunotherapy research for the development and marketing of immunologic treatment for cancers. Under this agreement, sanofi-aventis has the right to select up to 20 cell drug development programs over a ten year period (individually an “option”) from the Company’s line of research and development activities.
     Sanofi-aventis exercised its first option on UVIDEM®, a cell-based therapeutic vaccine product candidate for the treatment of melanoma in December 2001. The Company received $5.3 million in non-refundable upfront fees, milestone payments and reimbursement for past research and development costs, which were deferred and recognized as revenue over the nine-year estimated program development period for UVIDEM. In addition, sanofi-aventis also reimbursed all on-going research and development expenses for UVIDEM which was recognized as revenue when the services were performed.

     On December 26, 2007, sanofi-aventis notified the Company of its decision to terminate its participation in the UVIDEM development program and the Company has put on hold further development of the program. In March 2008, the Company and sanofi-aventis entered into the Settlement Agreement aimed at resolving the various pending or potential issues related to the UVIDEM development program. All rights to the UVIDEM development program have reverted to the Company and sanofi-aventis has no further rights to that program, including any right of first refusal. Sanofi-aventis retains its options with respect to the Company’s other cell therapy programs under the existing collaboration agreement, although the Company does not currently have any such programs in development, or plans to conduct any further development. In addition, the Company recognized the remaining $2.4 million of deferred revenue relating to this program in the fourth quarter of 2007.
     The Settlement Agreement provides that sanofi-aventis pays $8.1 million (€5.2 million converted at the average exchange rate in the second quarter of 2008). Of the $8.1 million, $2.4 million was for the research and development costs of the UVIDEM development program for the first quarter of 2008, which was received and recognized as revenue in that quarter, and $5.7 million was related to the shut down of the UVIDEM program, which was received and recognized as contract settlement income in the second quarter of 2008.
     Revenue recognized for the three and six months ended June 30, 2008 and 2007 under the sanofi-aventis agreement, by source, is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Amortization of upfront fee	—	60,000	—	117,000
Amortization of phase 1 milestone payment	—	70,000	—	139,000
Amortization of initial R&D expenses from 1999 to 2001	—	56,000	—	111,000
Reimbursement of current R&D expenses	—	2,892,000	2,401,000	5,514,000

Total revenues	—	3,078,000	2,401,000	5,881,000

     Direct research and development expenses related to UVIDEM were approximately $0.1 million and $2.3 million in the three months ended June 30, 2008 and 2007, respectively, and $0.9 million and $3.9 million for the six months ended June 30, 2008 and 2007, respectively.
Cambridge Labs
     In May 2005, the Company entered into a license and distribution agreement with Cambridge Laboratories Ltd for the distribution of L-MTP-PE in the United Kingdom and the Republic of Ireland. Pursuant to this agreement, the Company received an upfront payment, half of which was potentially refundable if, within 30 months of the date of signature of the agreement with Cambridge Laboratories, or November 10, 2007, IDM Pharma was not able to manufacture L-MTP-PE according to its new process or was unable to demonstrate its comparability to the product from the original process. In December 2007, the Company received notice from Cambridge Laboratories that it was terminating the agreement with IDM Pharma and that IDM Pharma owed Cambridge Laboratories half of the upfront payment. IDM Pharma does not agree that any amount is refundable to Cambridge Laboratories. The potentially refundable portion is recorded as deferred revenue until marketing approval is received and the non-refundable payment was being amortized into revenue over 12.5 years, the period of continuing involvement. Upon the notice of termination, IDM Pharma recognized the remaining non-refundable upfront payment as revenue in the fourth quarter of 2007.
7. Obligations under collaboration, licensing and contract research organization agreements
     Under certain collaboration and licensing agreements, the Company is obligated to make specified payments upon achieving certain milestones relating to the development and approval of its products, or on the basis of net sales of its products. In addition, under certain agreements with clinical sites for the conduct of clinical trials, the Company makes payments based on the number of patients enrolled. These contingent payment obligations are subject to significant variability. Such amounts are based on a variety of estimates and assumptions, including future sales volumes and timing of clinical trials and regulatory processes, which may not be accurate, may not be realized, and are inherently subject to various risks and uncertainties that are difficult to predict and are beyond the Company’s control.

8. Government Research Funding
     In January 2007, the Company received $0.4 million on a grant through a new French government sponsored program to conduct research and clinical studies related to macrophages with antibodies and cancer vaccine antigen formulations. Of the $0.4 million received, $55,000 was recognized as revenue in the first quarter of 2007 and the remaining balance is in deferred revenue. As a result of the decision to shut down its operations in Paris, France, the Company has provided notice of cancellation of this grant, which it has the right to do with 30-days notice without penalty. Upon cancellation, the Company may have to refund any advance payments received for work it has not yet performed, although the Company does not believe it will have to refund any advance payments based on work it has performed and contributions it has made to the project. The unamortized revenue will remain in current liabilities until the Company receives confirmation from the grant agency as to whether such amount is subject to repayment.
9. Restructuring, Severance and Retention Related Charges
January 2008 Restructuring Plan
     In January 2008, the Company’s Board of Directors authorized an organizational restructuring that resulted in a workforce reduction in Irvine, California on January 29, 2008, and the closure of the operations and termination of all employees in Paris, France as of the end of the second quarter of 2008. This organizational restructuring resulted primarily from the discontinued development of UVIDEM, the Company’s investigational therapy for the treatment of melanoma. Although the Company has suspended specific product development programs and has closed its Paris, France facilities, it will continue to develop product candidates for the treatment of cancer, including L-MTP-PE. The Company will consolidate and transfer the development activities of L-MTP-PE from Paris, France to its Irvine, California facility and may also resume development of products put on hold when funding becomes available. As such, it has reported activities related to the suspended programs in continuing operations.
     The Company accounted for the restructuring activities in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”) and Statement of Financial Accounting Standards No. 112, Employers’ Accounting for Postemployment Benefits (“SFAS No. 112”). In connection with the closure of the operations in France and the associated workforce reduction, there is a statutory minimum severance requirement under French labor laws which must be provided to the employees. This statutory minimum requirement is considered an ongoing benefit arrangement under SFAS No. 112 and the Company accrued $0.5 million in the fourth quarter of 2007, while incremental negotiated severance amounts, one-time severance benefits for involuntary terminations, expenses for facility closure and contract termination costs associated with exit or disposal activities under SFAS No. 146 are recorded in 2008 when the recognition requirements are met.
     An additional $2.6 million and $1.2 million of exit costs were recorded in the first and second quarters of 2008, respectively. This included severance costs through the closure of IDM Pharma, S.A., contract termination costs, costs to complete treatment for patients already enrolled in the UVIDEM clinical trials and other wind-down activities. In accordance with SFAS No. 146, severance costs in excess of the statutory minimum benefits was recorded over the remaining service periods through the termination dates. Costs to cancel a contract before the end of its term and costs that will continue to be incurred for the remaining term without economic benefit to the Company was recorded at fair value at the contract termination or cease-use date. Other exit-related costs were recognized as incurred upon receipt of goods and services.
     Through June 30, 2008, the Company has recorded a total cumulative charge of $4.3 million in restructuring costs under the January 2008 restructuring plan. The Company does not expect to incur additional costs beyond June 30, 2008. These costs are recorded as restructuring expense in the statements of operations and other current liabilities in the balance sheets. A summary of the nature and amount of expenses and the related activities are as follows:

	Severance	Facility Shutdown	Total
Liability at December 31, 2007	$500,000	$—	$500,000
Additional expenses incurred	3,200,000	600,000	3,800,000
Payments made	(3,100,000)	(600,000)	(3,700,000)

Liability at June 30, 2008	$600,000	$—	$600,000

     In addition to the restructuring costs above, certain real and intellectual property assets, primarily associated with UVIDEM, have also been impaired. In the fourth quarter of 2007, the Company recorded $0.4 million in impairment charges for UVIDEM related intangibles and $0.6 million for property and equipment, which were included in the 2007 statement of operations as impairment of patents and licenses and as a component of restructuring expense, respectively. The Company previously recorded an impairment charge of $0.3 million in the first quarter of 2007 for laboratory equipment and leasehold improvements in a vacated research facility in Paris, France.
     A substantial portion of these expenses were offset by $5.7 million received in April 2008 under the March 2008 Settlement Agreement with sanofi-aventis in connection with its termination of participation in the UVIDEM development program as discussed in Note 6. In addition, the Company was able to sell the property and equipment and transfer the facility leases to third parties. Costs recovered and obligations relieved were recorded as a reduction in restructuring expense in 2008 when realized. As of June 30, 2008, proceeds received from sale of property and equipment was $0.1 million and the costs to transfer facility leases to third parties amounted to $0.2 million.
Employee Retention
     To retain key employees, the Company adopted the following employee retention programs. These programs are not directly related to the restructuring plan and the related compensation expense is included in the applicable operating expense category in the consolidated statement of operations.
     On December 20, 2007, the Company’s Board of Directors approved a non-executive retention program which would provide $0.3 million in retention bonus for employees who remained employed on June 30, 2008 or were terminated without cause before then, a separate $0.5 million in total potential stay-on bonuses for those terminated without cause before June 30, 2008, and restricted stock awards that vest over one year.
     On January 10, 2008, the Company’s Board of Directors also approved an executive officer retention program which provides that if a specified executive officer is terminated without cause prior to August 31, 2008, the executive officer would be entitled to receive a lump sum cash payment equal to such executive officer’s base salary, less standard deductions and withholding, for the period from the date of termination through August 31, 2008. The Company may incur expenses totaling $0.8 million in connection with the retention program if executives are terminated without cause before August 31, 2008. The Company will also pay a bonus to its executives upon a change in control through a merger or purchase transaction in 2008 or upon completing a financing transaction with gross proceeds of at least $7.0 million. The total bonus that can be earned is $0.6 million, which is in addition to severance benefits in accordance with employment agreements. Additionally, the Company’s Board of Directors granted 250,000 shares of restricted stock with a total grant date fair value of $0.2 million on January 10, 2008 that vest over one year from December 20, 2007. Vesting of these restricted stock awards will accelerate if a change in control occurs or if the executive is terminated without cause.
     On April 3, 2008, the Company’s Board of Directors approved a retention program for certain non-executive employees which provides for the payment of bonuses on June 30, 2009, or sooner, if the employee is terminated without cause or there is a change of control before such date. Bonuses totaling $0.4 million may be paid under the plan over 2008 and 2009. In addition, the Company’s Board of Directors granted 296,750 shares of restricted stock with a total grant date fair value of $0.8 million that vest upon the Company’s receipt of a positive opinion with respect to the MAA for L-MTP-PE from the CHMP of the EMEA prior to December 31, 2008.
     On June 25, 2008, the Company’s Board of Directors approved an executive officer (applicable to executive officers other than CEO) retention and bonus plan, which provides that if a specified executive officer is terminated without cause after August 31, 2008 but prior to December 31, 2008, the executive officer will be entitled to receive a lump sum cash payment equal to such executive officer’s base salary, less standard deductions and withholding, for the period from the date of termination through December 31, 2008. The Company may incur expenses totaling $0.3 million in connection with the retention program if executives are terminated without cause before December 31, 2008. The Company will also pay a bonus to its executives (applicable to executive officers other than CEO) upon the earlier of the filing of an amended NDA with the FDA for L-MTP-PE prior to December 31, 2008 or a change of control of the Company (as defined in the executive plan) prior to December 31, 2008. The total bonus that can be earned under this provision of the plan is $0.3 million. In addition, the Company will also pay a bonus to each of its executive officers upon the earlier of the Company’s receipt of a positive opinion with respect to the MAA for L-MTP-PE from the CHMP of the EMEA prior to December 31, 2008, or a change of control of the Company prior to December 31, 2008. The total bonus that can be earned under this provision of the plan is $0.4 million. All benefits payable to the executive officers under this retention and bonus plan are in addition to severance benefits in accordance with their respective employment agreements.
     Retention bonuses based on continuous service and stock-based compensation related to restricted stock awards are recorded ratably over the requisite service or vesting periods, with immediate recognition of the remaining expenses if payment or vesting is accelerated upon the occurrence of specified events. Payments triggered by performance conditions will be recorded over the implicit service period if achievement is probable, or otherwise when the specified event occurs. Severance payments will be recorded upon separation. In the three and six month periods ended June 30, 2008, the Company has recognized $0.8 million and $1.5 million, respectively, in cash compensation expense associated with retention and stay-on term bonuses, and $0.3 million and $0.4 million, repectively, in stock compensation expense in relation to the stock awards.
10. FIN 48 Uncertain Tax Positions
     Due to historical losses and uncertainties surrounding the Company’s ability to generate future taxable income to realize net operating loss carryforwards and other deferred tax assets, the Company maintains a full valuation allowance for these assets with the exception of research and development tax credits generated by its Paris, France subsidiary, which are payable to the Company in cash if the credits are not utilized three years after they are generated.
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109, Accounting for Income Taxes (FIN 48) on January 1, 2007. Uncertain tax positions and related interest and penalties are included in income tax expense. At December 31, 2007 and June 30, 2008, the Company recorded $1,619,000 and $1,425,000, respectively, of unrecognized tax benefits, including accrued interest and penalties. Uncertain tax positions are classified as non-current liabilities unless expected to be paid in one year. Unrecognized tax benefits are not expected to change significantly over the next twelve months except for tax payments related to these matters. Due to the existence of the valuation allowance, future changes in unrecognized tax benefits are not expected to impact the Company’s effective tax rate.
11. Fair Value Measurements
     The Company adopted the provisions of the Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157) effective January 1, 2008 for its financial assets and liabilities. The FASB delayed the effective date of SFAS 157 until January 1, 2009, with respect to the fair value measurement requirements for non-financial assets and liabilities that are not remeasured on a recurring basis. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.
     In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies cash and cash equivalents (including its money market mutual funds) as Level 1 assets as they are valued using quoted market prices with no valuation adjustments applied. As of June 30, 2008 the Company had $22.8 million in money market securities included in cash and cash equivalents. Fair values determined by Level 2 inputs are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable for the asset or liability, either directly or indirectly. The Company classifies its common stock warrants, which are valued at $4.7 million at June 30, 2008 as Level 2 instruments. The fair value of these derivative liabilities are determined using the modified Black Scholes pricing model based on market observable inputs, including the Company’s stock price, volatility and risk-free interest rates.

Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 instruments.
     In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement.
     There were no remeasurements to fair value during the three and six months ended June 30, 2008 of financial assets and liabilities that are not measured at fair value on a recurring basis.
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
12. New Accounting Standards
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
     In March 2008, the FASB issued Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments. SFAS No. 161 requires additional qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Although the Company does not expect the provisions of SFAS No. 161 to have a material impact on the financial statements, the Company is assessing the potential disclosure impact.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 supersedes Statement on Auditing Standards (“SAS”) No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The guidance in this new standard, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with GAAP, is not materially different from the guidance contained in SAS 69, and accordingly, this standard, when adopted, will not have any effect on the Company’s consolidated financial position or results of operations. The effective date of this standard has not yet been determined.
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
Operating results for the three months ended June 30, 2008 are not necessarily indicative of results that may occur in future periods.
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
     Our lead product candidate, L-MTP-PE, also called MEPACT in Europe, is part of a family of immunotherapeutic agents that activate the body’s natural defenses. L-MTP-PE activates macrophages in vivo (inside the body), in order to enhance their ability to destroy cancer cells. We are developing L-MTP-PE for the treatment of osteosarcoma, the most common type of bone cancer. This rare, aggressive bone tumor principally affects adolescents and young adults. L-MTP-PE has received orphan drug designation in the U.S. and the European Union for this indication, permitting it to benefit from a set of laws encouraging the development of treatments for rare diseases. In October 2006, we submitted an NDA, in electronic Common Technical Document (eCTD) format to the FDA, for L-MTP-PE, requesting approval for its use in the treatment of newly diagnosed resectable high-grade osteosarcoma patients in combination with multiple agent chemotherapy.
     The FDA accepted the NDA file for substantive review in December 2006, on a standard review basis, contingent upon our commitment to provide pharmacokinetic data for the to-be-marketed L-MTP-PE product. The pharmacokinetic data in the submission were collected following administration of the product previously manufactured by Ciba-Geigy. The additional data that we have committed to obtain will provide information on the pharmacokinetic behavior of the IDM Pharma-manufactured product when administered in healthy volunteers. As soon as the final report of the pharmacokinetic data is available, it will be provided to the FDA.
     We submitted a MAA for L-MTP-PE to the EMEA. The EMEA determined the application is valid and the review procedure was started in late November 2006.
     The L-MTP-PE marketing applications include efficacy and safety data from 678 patients with non-metastatic resectable osteosarcoma, 332 of whom received L-MTP-PE, and from 115 patients with metastatic or unresectable osteosarcoma, 39 of whom received L-MTP-PE in the controlled Phase 3 clinical trial conducted by the Pediatric Oncology Group and the Children’s Cancer Group, now combined to form the COG, sponsored by the National Cancer Institute. The biological effects and safety of L-MTP-PE are further supported by data from 9 Phase 1 and 2 clinical studies performed by Ciba-Geigy in which an additional 248 patients received at least one dose of L-MTP-PE.
     The FDA’s ODAC met on May 9, 2007 and voted 12 to 2 that the results of our Phase 3 trial do not provide substantial evidence of effectiveness of L-MTP-PE in the treatment of patients with non-metastatic, resectable osteosarcoma receiving combination chemotherapy. On July 23, 2007, following a meeting with the FDA, we announced that we would collect, analyze and submit additional data for L-MTP-PE to the FDA, in an amendment to the NDA. On August 27, 2007 the FDA, considering ODAC’s recommendation, issued a non-approvable letter to us after completing the review of the NDA for L-MTP-PE. In this letter, the FDA requested data from additional clinical trials to demonstrate the benefit of L-MTP-PE, as well as information or clarification with respect to other sections of the NDA. While we do not have sufficient resources necessary to complete additional clinical trials, we will continue to work with the FDA and expect to file an amendment to the NDA in the fourth quarter of 2008.
     Updated Phase 3 data on L-MTP-PE was presented at the Connective Tissue Oncology Society, or CTOS, meeting in November 2007 and data supporting improved overall survival in newly diagnosed patients with metastatic osteosarcoma was presented at the American Society of Clinical Oncology, or ASCO, meeting in June 2008.
     Also, data from our L-MTP-PE compassionate use program was presented at the November 2007 International Society of Pediatric Oncology, or SIOP, meeting.
     In Europe, we attended an oral explanation hearing before the CHMP, the scientific committee of the EMEA, regarding the MAA on January 23, 2008. The CHMP considered, in a non-binding opinion, that the data presented by us suggested a possible clinical benefit in terms of survival. However, the CHMP requested clarification of the existing data in order to gain assurance about the quality of the data before drawing any final conclusions from the data presented. In April 2008, the European regulatory authorities conducted an inspection of the COG to assess the quality of the overall survival data from the 2006 confirmatory database included in our applications for regulatory approval. In addition, we are required to address a number of remaining questions relating to chemistry, manufacturing and controls. As a result of the CHMP’s non-binding opinion, we were granted a clock stop, or time extension, to allow us additional time to respond to all the remaining questions regarding the MAA. Following its June 2008 meeting, the CHMP requested us to provide additional data analyses from the Phase 3 L-MTP-PE trial (INT-0133). We expect to complete and submit the additional data analyses, respond to questions received from the CHMP regarding the April inspection of the COG, and address the remaining chemistry, manufacturing and control (CMC) issues by August 25, 2008 according to the current CHMP timeline. It is anticipated that the CHMP will consider our responses at its meeting scheduled to be held September 22-25, 2008. We believe that there will be final resolution of the remaining issues regarding the MAA for L-MTP-PE in the September/October 2008 timeframe, at which time we will receive a final opinion from the CHMP. We also continue to expect a final decision from the European Commission in the fourth quarter of 2008.
     The timing of marketing approval of L-MTP-PE is subject to risks and uncertainties beyond our control. These risks and uncertainties regarding product approval and commercialization include the collection of additional clinical information from the COG and/or study sites for submission of the amendment to the NDA, the timely availability of external contractors and companies to assist as needed in the compilation of regulatory submissions, timing of the drug regulatory agencies’ review of the regulatory filing, including the amendment to the NDA and the ongoing MAA review by the EMEA, our ability to respond to questions and concerns raised by the drug regulatory agencies in a manner satisfactory to the drug regulatory agencies, the time needed to respond to any issues raised by the drug regulatory agencies during the review of regulatory submissions for L-MTP-PE, and the possibility that the drug regulatory agencies may not consider preclinical and clinical development work and existing safety and efficacy data, the Phase 3 study design, conduct and analysis, or, with respect to the FDA, the drug comparability analysis between the drug used in the Phase 3 study and the drug manufactured by us, as adequate or valid for their assessment of L-MTP-PE. These factors may cause delays in review, may result in the regulatory authorities requiring us to conduct additional clinical trials, or may result in a determination by the regulatory authorities that the data do not support marketing approval. As a result, we may not receive necessary approvals from the FDA, the EMEA or similar drug regulatory agencies for the marketing and commercialization of L-MTP-PE when expected or at all, and, even if L-MTP-PE is approved by regulatory authorities, there is a further risk that one of our manufacturers may encounter delays or will not be able to manufacture L-MTP-PE.
     We have been jointly developing UVIDEM, a cell-based therapeutic vaccine product candidate based on dendritic cells, with sanofi-aventis S.A., or sanofi-aventis. UVIDEM is based on dendritic cells, a type of specialized immune cells derived from a patient’s own white blood cells, exposed to tumor cell antigens in our production facility and then reinjected into the patient in order to stimulate the immune system to recognize and kill tumor cells that display these antigens on their surface. We completed patient enrollment in two Phase 2 clinical trials of UVIDEM for the treatment of melanoma and started a new Phase 2 clinical trial of UVIDEM in the fourth quarter of 2007. We reported on interim Phase 2 results of UVIDEM at the ASCO meeting in June 2007 and the International Society for the Biological Therapy of Cancer, or iSBTc, meeting in November 2007. On December 26, 2007, sanofi-aventis notified us of its decision to terminate its participation in the UVIDEM development program and we have put further development of the program on hold. In March 2008, we and sanofi-aventis entered into an agreement, referred to as the Settlement Agreement, aimed at resolving the various pending or potential issues related to the UVIDEM development program. All rights to the UVIDEM development program have reverted to us, and sanofi-aventis has no further rights to that program (including any right of first refusal). In accordance with the terms of the Settlement Agreement, sanofi-aventis retains its rights with respect to our cell therapy programs other than the UVIDEM program under the existing collaboration agreement, although we do not currently have any such programs in development or plans to conduct any further development. The Settlement Agreement provides for sanofi-aventis to pay $2.4 million related to the research and development costs of the UVIDEM development program for the first quarter of 2008 and $5.7 million related to the shut down of the UVIDEM program. As of the end of the second quarter of 2008, we have received all payments from sanofi-aventis related to the Settlement Agreement.
     We are also developing IDM-2101 for non-small cell lung cancer, or NSCLC. IDM-2101 is composed of multiple tumor-specific cytotoxic T-lymphocyte (CTL), epitopes that were selected from tumor-associated antigens. Some of the epitopes have been modified to create analogs in order to enhance the potency of the T cell response induced by the vaccine. We reported on early Phase 2 results of IDM-2101 at the ASCO meeting in June, 2007 and the iSBTc meeting in November 2007, and reported on Phase 2 follow-up data at the ASCO meeting in June 2008. We are currently in the planning stage for possible future clinical studies of IDM-2101.
     We are focusing our research and development activities primarily on L-MTP-PE and clinical planning for IDM-2101. In order to contain our expenses, we have put further development of other product candidates on hold, including UVIDEM, COLLIDEM and BEXIDEM, until collaborative partners can be found or other funding becomes available.
     We have incurred significant net losses and have generated limited revenues since inception. As of June 30, 2008, our accumulated deficit was $210.6 million and our revenues for the three and six months ended June 30, 2008 were $0.1 million and $2.5 million, respectively. In connection with placing the development of UVIDEM on hold, scaling back development of L-MTP-PE and to conserve cash, in January 2008, our Board authorized an organizational restructuring that included the closure of our operations in Paris, France by the end of the second quarter of 2008, and implementation of workforce reductions in Irvine, California, which we completed in January 2008. We are also currently evaluating strategic alternatives, which may include seeking strategic partners, a merger and/or the sale of all or part of our operations and assets. In February 2007 and June 2007 we completed financing transactions of $12.9 million and $25.0 million, respectively. However, we will continue to incur significant research and development and general administrative expenses related primarily to the development, manufacturing and commercialization of L-MTP-PE. Savings from our restructuring activities and proceeds from the equity financings are expected to provide sufficient cash to support our operations into the first half of 2009.
     Our research and development expenses mainly include costs associated with preclinical development and clinical trials of our product candidates, salaries and other expenses for personnel, laboratory supplies and materials, consulting and contract research costs, facility costs, amortization of intangible assets such as patents and licenses, and depreciation of laboratory and office equipment. From inception through June 30, 2008, we have incurred costs of approximately $180.8 million associated with research and development in all program areas, including patent and license impairment charges, while we have only recorded approximately $53.5 million in research and development revenues, of which $52.2 million has been recorded since 2001. Following our acquisition of L-MTP-PE and certain other assets from Jenner in early 2003, our research and development expenses related to L-MTP-PE have amounted to approximately $21.3 million consisting mainly of manufacturing costs, external consultant fees, and personnel-related costs. We charge all research and development expenses to operations as they are incurred. Since 2001, our cumulative research and development expenses, including impairment of patents and licenses, have represented approximately 71% of total cumulative operating expenses. We will continue to incur significant research and development and general administrative expenses related primarily to pursuing regulatory approval of L-MTP-PE in the near term, as well as the maturation of our other product development programs.
     Clinical development timelines, likelihood of success and total costs vary widely. Our potential product candidates are subject to a lengthy and uncertain clinical and regulatory process that may not result in the necessary regulatory approvals, which could adversely affect our ability to commercialize the product candidates. In addition, clinical trials of our potential product candidates may fail to demonstrate safety and/or efficacy, which could prevent regulatory approval. We anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct to each project on an on-going basis in response to the scientific and clinical success of each product candidate. Availability of funding will impact our ability to pursue our research and development projects. We may not be able to obtain additional funding on terms favorable to us or at all. If we are not able to obtain sufficient funding, we will have to delay or discontinue some of our research and development activities.
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
Results of Operations for the Three Months Ended June 30, 2008 and 2007
     Revenues. We had total revenues of $0.1 million for the three months ended June 30, 2008, compared to total revenues of $3.1 million for the three months ended June 30, 2007. For the three months ended June 30, 2007, substantially all of our revenues were generated from our research and development activities under our collaboration agreement with sanofi-aventis for the UVIDEM program.
     As a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program, we recognized the remaining $2.4 million of deferred revenue in the fourth quarter of 2007. The final settlement payment from sanofi-aventis of $5.7 million for program shut down costs pursuant to a March 2008 settlement agreement was received in April 2008. This amount was recorded as contract settlement income in the second quarter of 2008, and is included under Costs and Expenses in our condensed consolidated statement of operations as a contra-expense account. The $5.7 million substantially covers all severance and facility shut-down costs related to the suspension of the UVIDEM development program and the closure of our operations in Paris, France. We will not receive further payments or revenues from sanofi-aventis for the UVIDEM program.
     Research and Development Expenses. Total research and development expenses were $3.2 million and $5.4 million for the three months ended June 30, 2008 and June 30, 2007, respectively. The decrease in research and development was primarily due to a $2.2 million reduction in spending related to clinical development of UVIDEM, which we placed on hold in December 2007 following sanofi-aventis’ notification that it was discontinuing its participation in the development of the program and $0.3 million savings due to the closing of our Paris, France facility, partially offset by higher spending on L-MTP-PE of $0.2 million related to regulatory filings and manufacturing of L-MTP-PE.
     Direct research and development expenses related to our product candidates to destroy residual cancer cells (L-MTP-PE and BEXIDEM) were approximately $1.7 million and $1.5 million for the three months ended June 30, 2008 and 2007, respectively. Direct research and development expenses related to our product candidates to prevent tumor recurrence (UVIDEM, IDM-2101 and COLLIDEM) were approximately $0.3 million and $2.5 million for the three months ended June 30, 2008 and 2007, respectively.
     Selling and Marketing Expenses. Selling and marketing expenses were $0.1 million for the three months ended June 30, 2008 and 2007. These expenses consisted primarily of costs related to our participation in trade conferences and to the employment costs of our business development employees.
     General and Administrative Expenses. General and administrative expenses were $2.2 million and $3.8 million for the three months ended June 30, 2008 and 2007, respectively. The higher expenses in 2007 included $0.8 million severance benefits for the Company’s former CEO and $0.5 million higher spending for finance-related consultants. Expenses for the 2008 period were also lower due to $0.3 million in savings from the closing of the Paris facility.
     Restructuring Expenses. Restructuring expenses were $1.2 million for the three months ended June 30, 2008, which included $0.9 million of severance benefits and $0.3 million of shutdown costs related to the closing of our facility in France.
     Interest Income. Interest income for each of the three months ended June 30, 2008 and 2007 was $0.2 million.
     Interest Expense related to warrants. Interest expense for the three months ended June 30, 2008 and 2007 was a negative non-cash expense of $0.5 million and $0.4 million, respectively, to record the net decrease in the fair value of warrants issued in connection with the February and June 2007 financings. The decrease in the fair value is primarily due to a decrease in our stock price as well as changes in certain of the model assumptions used in calculating the fair value.
     Foreign Exchange Gain or Loss. We have an inter-company loan from our subsidiary in France to our subsidiary in the United States. This loan is denominated in U.S. dollars and is revalued each quarter based on changes in the value of the dollar versus the euro and all related changes are recognized in earnings. For the three months ended June 30, 2008, we recorded a foreign exchange gain of $32,000 compared to a loss of $0.1 million for the three months ended June 30, 2007. The gain in 2008 was due to the decrease in the exchange rate between the dollar and the euro during the quarter ended June 30, 2008 and a lower inter-company loan balance, compared to an increase in the exchange rate between the dollar and euro during the quarter ended June 30, 2007.
     Income Tax Benefit or Liability. We recorded $0.1 million of tax expense for the three months ended June 30, 2008 and 2007. The 2007 period reflects an adjustment of the provision for income tax in accordance with FIN 48 for uncertain income tax positions. Due to our historical losses, we maintain a full valuation allowance for all deferred tax assets with the exception of research and development tax credits generated by our Paris, France subsidiary, which are payable to us in cash if the credits are not utilized three years after they are generated.
     As of June 30, 2008, we had research and development tax credits of $1.7 million that represent an account receivable corresponding to our accumulated income tax benefit from the French government, of which $0.9 million is recoverable during the next three months.
     Net Loss. Our net loss decreased to $0.4 million for the three months ended June 30, 2008, compared to $5.8 million for the three months ended June 30, 2007, primarily due to $5.7 million in contract settlement income from sanofi-aventis and the factors described above.
Results of Operations for the Six Months Ended June 30, 2008 and 2007
     Revenues. We had total revenues of $2.5 million for the six months ended June 30, 2008, compared to total revenues of $6.0 million for the six months ended June 30, 2007.
     For each of the six months ended June 30, 2008 and 2007, substantially all of our revenues were generated from our research and development activities under our collaboration agreement with sanofi-aventis for the UVIDEM program. For the six months ended June 30, 2008, we recognized $2.4 million in revenues under our sanofi-aventis collaboration (all earned during the first quarter of 2008) compared to $5.9 million for the six months ended June 30, 2007. We also received $0.1 million from other contract revenues in the six months ended June 30, 2008 and 2007.

     As a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program, we recognized the remaining $2.4 million of deferred revenue in the fourth quarter of 2007. The final settlement payment from sanofi-aventis of $5.7 million for program shut down costs pursuant to a March 2008 settlement agreement was received in April 2008. This amount was recorded as contract settlement income in the second quarter of 2008, and is included under Costs and Expenses in our condensed consolidated statement of operations as a contra-expense account. The $5.7 million substantially covers all severance and facility shut-down costs related to the suspension of the UVIDEM development program and the closure of our operations in Paris, France. We will not receive further payments or revenues from sanofi-aventis for the UVIDEM program.
     Research and Development Expenses. Total research and development expenses were $7.1 million and $10.7 million for the six months ended June 30, 2008 and June 30, 2007, respectively. The decrease in research and development was primarily due to a $3.0 million reduction in spending related to clinical development of UVIDEM, which we placed on hold in December 2007 following sanofi-aventis’ notification that it was discontinuing its participation in the development of the program, and a $1.0 million reduction associated with lower headcount and closing of the Company’s Paris, France facilities, partially offset by higher spending of $0.7 million related to regulatory filings and manufacturing of L-MTP-PE.
     Direct research and development expenses related to our product candidates to destroy residual cancer cells (L-MTP-PE and BEXIDEM) were approximately $3.8 million and $3.3 million for the six months ended June 30, 2008 and 2007, respectively. Direct research and development expenses related to our product candidates to prevent tumor recurrence (UVIDEM, IDM-2101 and COLLIDEM) were approximately $1.4 million and $4.4 million for the six months ended June 30, 2008 and 2007, respectively.
     Selling and Marketing Expenses. Selling and marketing expenses were $0.2 million for the six months ended June 30, 2008 and 2007. These expenses consisted primarily of costs related to our participation in trade conferences and to the employment costs of our business development employees.
     General and Administrative Expenses. General and administrative expenses were $4.8 million and $6.7 million for the six months ended June 30, 2008 and 2007, respectively. The higher expenses in 2007 included $0.5 million in fees paid to an investment advisor in relation to the $12.9 million private equity financing completed in February 2007, $0.8 million severance benefits for the Company’s former CEO and $0.4 million higher spending for finance-related consultants. Expenses for the 2008 period were also lower due to $0.6 million in savings from the closing of the Paris facility, partially offset by $0.3 million in additional compensation related to retention programs.
     Restructuring Expenses. Restructuring expenses were $3.8 million for the six months ended June 30, 2008, which included $3.2 million of severance benefits and $0.6 million of shutdown costs related to the closing of our facility in France.
     Interest Income. Interest income for the six months ended June 30, 2008 and 2007 was $0.5 million and $0.3 million, respectively. Higher interest income in 2008 was the result of higher cash investment balances due to the February and June 2007 financings.
     Interest Expense related to warrants. Interest expense for the six months ended June 30, 2008 and 2007 was $4.3 million and negative $0.1 million, respectively, substantially all of which is a non-cash interest expense to record the net change in the fair value of warrants issued in connection with the February and June 2007 financings. The increase in the fair value during the 2008 period is primarily due to increase in our stock price and higher estimated volatility.
     Foreign Exchange Gain or Loss. We have an inter-company loan from our subsidiary in France to our subsidiary in the United States. This loan is denominated in U.S. dollars and is revalued each quarter based on changes in the value of the dollar versus the euro and all related changes are recognized in earnings. For the six months ended June 30, 2008, we recorded a foreign exchange loss of $0.8 million compared to a loss of $0.5 million for the six months ended June 30, 2007. The higher loss in 2008 was due to a larger increase in the exchange rate between the dollar and the euro during the 2008 period, partially offset by a lower inter-company loan balance, compared to a smaller increase in the exchange rate between the dollar and euro during the 2007 period.

     Income Tax Benefit or Liability. We recorded $45,000 and $0.1 million of tax expense for the six months ended June 30, 2008 and 2007, respectively. The 2007 period reflects an adjustment of the provision for income tax in accordance with FIN 48 for uncertain income tax positions. Due to our historical losses, we maintain a full valuation allowance for all deferred tax assets with the exception of research and development tax credits generated by our Paris subsidiary, which are payable to us in cash if the credits are not utilized six years after they are generated.
     As of June 30, 2008, we had research and development tax credits of $1.7 million that represent an account receivable corresponding to our accumulated income tax benefit from the French government, of which $0.9 million is recoverable during the next three months.
     Net Loss. Our net loss increased to $12.5 million for the six months ended June 30, 2008, compared to $11.8 million for the six months ended June 30, 2007, as a result of the factors described above.
Liquidity and Capital Resources
     As of June 30, 2008, our cash and cash equivalents totaled $23.2 million, compared to $28.4 million as of December 31, 2007. In February 2007 we completed a private placement of our common stock and warrants to purchase common stock and received approximately $12.9 million in gross proceeds. In June 2007, we completed a registered direct offering of our common stock and warrants to purchase common stock and received approximately $25.0 million in gross proceeds. Cash and cash equivalents include principally cash and money-market funds denominated in both euros and U.S. dollars. We use our cash and cash equivalents to cover research and development expenses and corporate expenses related to selling and marketing and general and administrative activities. If we enter into collaborations for certain of our products, we expect that our strategic partners would assume most, if not all, of the costs of further product development. Unless we find a strategic partner for a product, we bear all costs related to its development. We expect to incur significant expenses as we continue to pursue regulatory approval and potential commercialization of L-MTP-PE.
     Net cash used in operating activities decreased to $6.1 million for the six months ended June 30, 2008, compared to $8.9 million for the six months ended June 30, 2007. This decrease in cash used by operating activities was primarily the result of lower net cash losses including the effects from the shut down of our operations in Paris, France and the receipt of a final settlement payment from sanofi-aventis in connection with their decision to terminate their participation in the UVIDEM development program.
     Net cash provided by investing activities was $0.1 million during the six month ended June 30, 2008, compared to a $0.2 million of net cash used in investing activities during the six months ended June 30, 2007. The $0.1 million proceeds from investing activities is from sale of property and equipment from our Paris facility.
     As of June 30, 2008, our current liabilities were $14.9 million, which includes the current portion of deferred revenues of $0.4 million, $3.3 million in accounts payable, $1.7 million in accrued compensation for employees and $4.7 million related to common stock warrant liabilities. Current liabilities also include $4.8 million in accrued liabilities, including tax obligations, accrued severance, the current portion of an interest-free loan from the French government, and $0.4 million of potentially refundable up-front payments received from Cambridge Laboratories
     Our long-term liabilities as of June 30, 2008 were $1.3 million, which includes the $0.8 million Novartis milestone payment accrual, the non-current portion of deferred revenues of $0.1 million, and the non-current portion of an interest-free loan of $0.4 million from the French government that provides support to French companies for research and development. We must repay the principal amount of the French government loan in installments of $0.2 million in 2008 and $0.4 million in 2011.
     Our financial requirements to date have been met primarily through sales of equity securities, payments received under our collaboration agreement with sanofi-aventis and other partners, together with grants received from governmental agencies. We have received a total of $138.7 million in gross proceeds from inception through the sale of equity securities, including $37.9 million in 2007.
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
     On January 10, 2008, our Board of Directors authorized an organizational restructuring that resulted in a workforce reduction in Irvine, California on January 29, 2008, and the closure of our operations in Paris, France as of the end of the second quarter of 2008. This organizational restructuring results primarily from the discontinued development of UVIDEM, our investigational therapy for the treatment of melanoma, the scaled back development of L-MTP-PE, our investigation therapy for the treatment of osteosarcoma, along with related reductions in support staff.
     Our capital expenditures include purchase of property and equipment, including research and development laboratory equipment and product manufacturing facilities. Capital expenditures also include purchase of intangible assets, including payment of patent development costs, acquisition of third party licenses and patents, such as from Medarex and Jenner Biotherapies, and acquisition of other intangibles. Capital expenditures were $12,000 for the six months ended June 30, 2008 and $0.2 million for the three months ended June 30, 2007.
     Our major outstanding contractual obligations relate to our long-term debt, operating lease obligations, obligations under a number of our collaboration, licensing and consulting agreements and certain cash settlement provisions in our warrant agreements. As a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program and our decision to shut down operations of our Paris subsidiary, we have terminated and transferred our leases to third parties with respect to our facilities in Paris, France, and terminated various contractual arrangements in order to minimize the financial impact of the program termination. These decisions, along with the settlement agreement we entered into with sanofi-aventis in March 2008, will reduce or offset certain of our contractual obligations.
     Under certain of our collaboration and licensing agreements, such as our agreements with Novartis, we are obligated to make specified payments upon achieving certain milestones relating to the development and approval of our products, or on the basis of net sales of our products. As of June 30, 2008, we believe that we have achieved two milestones totaling $750,000 due to Novartis that would be payable in the event L-MTP-PE is successfully commercialized in Europe. As such, we have recorded this amount as Patents, Trademarks and Other Licenses with a corresponding liability on our balance sheet during the quarter ended June 30, 2008. In addition, under certain of our agreements with clinical sites for the conduct of our clinical trials, we make payments based on the number of patients enrolled. There is significant variability associated with these agreements which are impacted by a variety of estimates and assumptions, including future sales volumes and timing of clinical trials and regulatory processes, which may not be accurate, may not be realized, and are inherently subject to various risks and uncertainties that are difficult to predict and are beyond our control.
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
Off-Balance Sheet Arrangements
     As of June 30, 2008, we were not a party to any transactions, agreements or contractual arrangements to which an entity that is not consolidated with us was a party, under which we had:
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
     Through the six months ended June 30, 2008 and 2007, we have spent approximately $7.1 million and $10.7 million, respectively, related to research and development. As a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program and our decision to close our Paris subsidiary, we expect our research and development expenses to decrease in 2008. Increased spending on L-MTP-PE associated with our decision to amend the NDA for L-MTP-PE in the U.S. and ongoing regulatory review in Europe will be partially offset as a result of shutting down our French operations and related development activities.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At June 30, 2008, our investment portfolio included cash and money market accounts. Approximately $22.8 million of our cash is invested in three money market mutual funds, which consists of high-grade securities, generally with maturities of less than three months. Due to their very short-term nature, such securities are subject to minimal interest rate risk. However, our investment can be affected by losses to the extent the underlying securities are adversely impacted by the current credit market conditions. The money market mutual funds are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although the funds seek to preserve the value of the investment at $1.00 per share, we can lose the invested principal if the underlying securities suffer losses. The funds may have holdings which include certain securities that are illiquid, in default, under restructuring or have been subject to a ratings downgrade. However, the funds continue to report a per share net asset value, or NAV, of $1.00, which represents the price at which investors buy and sell fund shares from and to the fund company. The NAV is computed once at the end of each trading day based on the closing market prices of the portfolio’s securities. We believe that our investment has not been impaired and that we can continue to withdraw our funds at any time without restriction.
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

ITEM 4T. CONTROLS AND PROCEDURES
     As of June 30, 2008, we have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer, or CEO, our principal executive officer, and our Senior Vice President, Finance and Administration and Chief Financial Officer, or CFO, our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance as of June 30, 2008.
     Our management does not expect that our disclosure control and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, or misstatements due to error, if any, within the Company have been detected. While we believe that our disclosure controls and procedures and internal control over financial reporting have been effective in the past, we have identified a material weakness in the quarter ended June 30, 2008 in the application of FAS 123(R) in accounting for non-routine compensation-related transactions, such as potential bonus payments and potential restricted stock vesting that include both a milestone achievement component and a service period component. This deficiency during the quarter ended June 30, 2008 resulted in an error in the preparation and review of financial statements and related disclosures and required us to make an adjustment to them before we presented them to our audit committee and before we filed them with the SEC. These events did not impact prior period results. Based on findings of a material weakness in our internal control over financial reporting during the quarter ended June 30, 2008 as described above, we will take additional steps to strengthen our internal control over our financial statement closing and reporting process, and our processes for accounting for non-routine, complex transactions. Measures we will take to remediate our identified material weakness include:
•	Supplement internal staff expertise by consulting with independent, third party experts regarding accounting treatment of unusual or non-routine compensation-related transactions; and

•	Revise and enhance the review process for unusual, non-routine compensation-related transactions;
     An evaluation was also performed under the supervision and with the participation of our management, including our CEO and CFO, of any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
* Our lead product candidate, L-MTP-PE, may never obtain regulatory approval.
     We submitted an NDA to the FDA for L-MTP-PE, requesting approval for its use in the treatment of newly diagnosed resectable high grade osteosarcoma patients following surgical resection in combination with multiple agent chemotherapy. In August 2007, the FDA issued a non-approvable letter to us after completing the review of the NDA for L-MTP-PE. In this letter, the FDA requested data from additional clinical trials to demonstrate the benefit of L-MTP-PE, as well as information or clarification with respect to other sections of the NDA. We are continuing to work to collect and analyze patient follow up data from the Phase 3 clinical trial of L-MTP-PE conducted by the COG and to respond to other questions in the not approvable letter from the FDA, which we would submit in an amended NDA. We expect to file an amendment to the NDA in the fourth quarter of 2008.
     We submitted an MAA for L-MTP-PE to the EMEA in November 2006. We attended an oral explanation hearing before the CHMP regarding the MAA on January 23, 2008. The CHMP considered, in a non-binding opinion, that the data presented by us suggested a possible clinical benefit in terms of survival. However, the CHMP requested clarification of the existing data in order to gain assurance about the quality of the data before drawing any final conclusions from the data presented. In addition, we are required to address a number of remaining questions relating to chemistry, manufacturing and controls. As a result of the CHMP’s non-binding opinion, we were granted a clock stop, or time extension, to allow us additional time to respond to all the remaining questions regarding the MAA. Following its June 2008 meeting, the CHMP requested us to provide additional data analyses from the Phase 3 L-MTP-PE trial (INT-0133). We expect to complete and submit the additional data analyses, respond to questions received from the CHMP regarding the April inspection of the COG, and address the remaining chemistry, manufacturing and control (CMC) issues by August 25, 2008 according to the current CHMP timeline. It is anticipated that the CHMP will consider our responses at its meeting scheduled to be held September 22-25, 2008. We believe that there will be final resolution of the remaining issues regarding the MAA for L-MTP-PE in the September/October 2008 timeframe, at which time we will receive a final opinion from the CHMP. We also continue to expect a final decision from the European Commission in the fourth quarter of 2008.
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
     Other risks relating to regulatory approval of L-MTP-PE include our ability and time needed to respond to questions raised during review with regard to regulatory submissions for L-MTP-PE. In addition, FDA staffing issues could delay critical FDA meetings that are needed to file our amended NDA. We may not be able to address outstanding issues of the FDA, the EMEA or any other regulatory authority in a timely fashion, or at all. For instance, the FDA’s not approvable letter related to the NDA for L-MTP-PE requested data from additional clinical trials to demonstrate the benefit of L-MTP-PE, and we do not have sufficient financial, operational and other resources necessary to complete additional clinical trials. If we are not able to address these issues to the satisfaction of the applicable regulatory authorities, we may not receive necessary approvals for the marketing and commercialization of L-MTP-PE when expected or at all. We do not expect any regulatory approval of L-MTP-PE to occur before late 2008.
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
     Manufacturing of L-MTP-PE and L-MTP-PE components for IDM Pharma is also a complex process involving a number of suppliers and steps, and is carried out in numerous locations and countries. Managing this manufacturing process is intricate and also involves issues created by time zone and language differences as well as knowledge of local and territorial regulations. We rely on our employees, local manufacturer representatives and consultants with knowledge of the local and territorial regulations to manufacture L-MTP-PE and its components to meet all of the required manufacturing and regulatory specifications. If we are unable to manufacture L-MTP-PE and its components in accordance with application requirements, our ability to obtain regulatory approval for L-MTP-PE would be adversely affected.
     The development of L-MTP-PE suitable for commercial distribution, the review of our marketing approval applications by the FDA and the EMEA and stringent regulatory requirements to manufacture commercial products in various geographies have required and will continue to require significant investments of time and money, as well as the focus and attention of key personnel. If we fail to receive or are delayed in receiving regulatory approval for L-MTP-PE, our financial condition and results of operations will be significantly and adversely affected.
* Even if we receive regulatory approval for L-MTP-PE, we would not be able to commercialize it immediately or market it successfully.
     We expect to depend, in the medium term, on the potential commercialization of L-MTP-PE for the majority of our revenues, assuming that L-MTP-PE receives regulatory approval. L-MTP-PE is the only product candidate for which we have submitted a marketing application. Any revenues generated will be limited by our ability to, in time, develop our own commercial organization or find a partner for the distribution of the product. In addition, the ability to obtain appropriate pricing and reimbursement for L-MTP-PE, and the rate of adoption of the product are risks associated with the commercialization of L-MTP-PE. We may also face competition from new treatment or new investigational approaches with existing therapies.
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
* We are evaluating our research and development programs and considering strategic transactions, but we may not be able to complete any transaction successfully.
     As previously announced, we are evaluating our research and development programs, including related assets and costs, and strategic alternatives available to us. The options we are considering include various transactions, including merger or acquisition opportunities, which may involve a change in control of our company. Our consideration and completion of any strategic transaction is subject to risks that could materially and adversely affect our business and financial results, including risks that we will forego business opportunities while any transaction is being considered or is pending; that our business, including our ability to retain key employees, may suffer due to uncertainty; risks inherent in negotiating and completing any transaction, including whether we would be able to complete a transaction on favorable terms if at all; and challenges in integrating businesses and technologies in the event any transaction is completed. If we are not able to complete a strategic transaction within a reasonable period of time, we will need to obtain additional funding in order to be able to continue to operate our business.
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
* Our substantial additional capital requirements will require that we obtain additional funding if we do not complete a strategic transaction; if we are not able to obtain additional funding when needed, we may be required to sell our assets or our company, or dissolve and liquidate all of our assets.
     We will continue to spend substantial amounts on research and development, including amounts spent for manufacturing clinical supplies, conducting clinical trials for our product candidates, and advancing development of certain sponsored and partnered programs. While we have taken appropriate steps designed to contain such expenses, we cannot be certain that we will reduce our expenses sufficiently in light of our available funds. We will need to raise additional funding to continue to operate our business if we do not complete a strategic transaction. We do not have committed external sources of funding and may not be able to obtain any additional funding, depending upon the outcome of regulatory review of L-MTP-PE and the volatile market conditions for biotechnology companies. We believe our existing cash resources, including approximately $37.9 million raised through financings in February 2007 and June 2007 are sufficient to meet our cash requirements into the first half of 2009, based on our current operating plan. Our future operational and capital requirements will depend on many factors, including:
•	whether we are able to secure additional financing on favorable terms, or at all;

•	the costs associated with, and the success of, obtaining marketing approval and, as applicable, pricing approval, for L-MTP-PE for the treatment of osteosarcoma in the U.S., Europe and other jurisdictions and the timing of any such approval;

•	the success or failure of the product launch and commercialization of L-MTP-PE;

•	the costs associated with the launch and the commercialization of L-MTP-PE in the U.S., Europe and other jurisdictions upon obtaining marketing approval;

•	the costs associated with our clinical trials for our product candidates, including IDM-2101, our lung cancer vaccine candidate;

•	progress with other preclinical testing and clinical trials in the future;

•	our ability to establish and maintain collaboration and license agreements and any government contracts and grants;

•	the actual revenue we receive under our license agreements;

•	the time and costs involved in obtaining regulatory approvals for our products;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and any other proprietary rights;

•	competing technological and market developments; and

•	the magnitude of our immunotherapeutic product discovery and development programs.
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
     Our revenues and operating results have fluctuated in the past, and our revenues and operating results are likely to continue to do so in the future. This is due to the non-recurring nature of these revenues, which in the past have been derived principally from payments made under the collaboration agreement with sanofi-aventis and from government grants and contracts. As a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program and our decision to close operations of our Paris, France subsidiary, where the majority of our government grants and contracts were awarded and performed, we expect revenues in the near term to be primarily derived from investment income and to be significantly less than in prior years.
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
* Our history of operating losses and our expectation of continuing losses may hurt our ability to reach profitability or continue operations.
     We have experienced significant operating losses since our inception. Our cumulative net loss was $210.6 million as of June 30, 2008. It is likely that we will continue to incur substantial net operating losses for the foreseeable future, which may adversely affect our ability to continue operations. We have not generated revenues from the commercialization of any product. All of our revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants, certain asset divestitures and interest income. Substantially all of our revenues through at least 2008 are expected to result only from investment income. To achieve profitable operations, we, alone or with collaborators, must successfully identify, develop, register and market proprietary products. We do not expect to generate revenues from the commercialization of any product until late 2008 or early 2009 at the earliest, assuming that one or more regulatory agencies approve L-MTP-PE’s commercialization, which may not occur when expected or at all. We may not be able to generate sufficient product revenue to become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or yearly basis.
* If we lose our key management personnel or are unable to attract and retain qualified personnel, it could delay or hurt our research and product development efforts.
     We are dependent on the principal members of our management staff, including Mr. Timothy P. Walbert, President and Chief Executive Officer, Mr. Robert J. De Vaere, Senior Vice President, Finance and Administration and Chief Financial Officer, Dr. Jeffrey W. Sherman, M.D., FACP, Senior Vice President, Research and Development and Chief Medical Officer, and Mr. Timothy C. Melkus, Senior Vice President, Business Development and Operations. We have previously entered into employment contracts and retention agreements with the aforementioned management staff, which we believe provide them incentives to remain as employees with us, although there can be no assurance they will do so. We do not maintain key person life insurance on the life of any employee. Our ability to develop our products and achieve our other business objectives also depends in part on the continued service of our key management personnel and our ability to identify hire and retain additional qualified personnel. We do not have employment agreements with most of our non-management personnel. However, we have entered into retention bonus arrangements with certain of our employees, which we believe provide them incentives to remain as employees with us, although there can be no assurance they will do so. As previously disclosed, Mr. Walbert is also serving as President and Chief Executive Officer of Horizon Therapeutics, Inc., a private biopharmaceutical company focused on the development of prescription drugs for mild to moderate pain relief, while continuing to serve as our President, Chief Executive Officer and a member of the Board. There are risks that the dual-employment arrangement may not be sustainable for an extended period. There is intense competition for qualified personnel in chemistry, biochemistry, molecular biology, immunology and other areas of our proposed activities, and we may not be able to continue to attract and retain such personnel necessary for the development of our business. Because of the intense competition for qualified personnel among technology-based businesses, particularly in the Southern California area, we may not be successful in adding technical personnel as needed to meet the staffing requirements of additional collaborative relationships. Our failure to attract and retain key personnel could delay or be significantly detrimental to our product development programs and could cause our stock price to decline.
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
* If we and/or our collaborators cannot cost-effectively manufacture our immunotherapeutic product candidates in commercial quantities or for clinical trials in compliance with regulatory requirements, we and/or our collaborators may not be able to successfully commercialize the products.
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
     To market any drug products outside of the U.S. and the European Union, we and our collaborators will also be subject to numerous and varying foreign regulatory requirements, implemented by foreign health authorities, governing the design and conduct of human clinical trials and marketing approval for biologics or other drug products. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA or EMEA approval. The foreign regulatory approval processes usually include all of the risks associated with obtaining FDA or EMEA approval, and approval by the FDA does not ensure approval by the health authorities of any other country, nor does the approval by the EMEA or the foreign health authorities ensure approval by the FDA. Even if we obtain commercial regulatory approvals, the approvals may significantly limit the indicated uses for which we may market our products.
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
* If we are unable to compete effectively in the highly competitive biotechnology industry, our business will fail.
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
     Many of the companies developing competing technologies and products have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical development, obtaining regulatory approvals and marketing than we have, and we may not be able to compete effectively against them. Large pharmaceutical companies in particular, such as Bristol-Myers Squibb, Roche, Pfizer, Novartis and AstraZeneca have substantially more extensive experience in clinical testing and in obtaining regulatory approvals than us. Smaller or early-stage companies, most importantly those in the immunotherapy field such as Dendreon, may also prove to be significant competitors. These companies may become even stronger competitors through collaborative arrangements with large companies. All of these companies may compete with us to acquire rights to promising antibodies, antigens and other complementary technologies.
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
*We may experience difficulties managing our growth if we determine to market and commercialize our products independently, which could adversely affect our results of operations.
     It is expected that we will grow in certain areas of our operations as we develop and, assuming receipt of the necessary regulatory approvals, determine to market and commercialize our products on our own. In particular, we will need to expand our sales and marketing capabilities to market L-MTP-PE. We will therefore need to recruit personnel, particularly sales and marketing personnel, and expand our capabilities, which may strain our managerial, operational, financial and other resources. To compete effectively and manage our growth, we would have to:
•	train, manage, motivate and retain our employee base

•	accurately forecast demand for, and revenues from, our product candidates, particularly L-MTP-PE; and

•	expand existing operational, financial and management information systems to support development and commercialization activities.
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
     The market prices for securities of biotechnology companies, including our common stock, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are not necessarily related to the operating performance of such companies. From August 16, 2005, when we began trading on the NASDAQ Global Market under our new trading symbol “IDMI” through June 30, 2008, the closing stock price of our common stock ranged from $0.59 to $9.27 and has been and will continue to be influenced by general market and industry conditions. In addition, the following factors may have a significant effect on the market price of our common stock:
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
     Our executive officers and directors, in the aggregate, beneficially own approximately 0.5% of the shares of our common stock as of June 30, 2008. Moreover, Palo Alto Investors, LLC, Medarex, and sanofi-aventis currently own approximately 29.3%, 10.4%, and 7.9%, respectively, of the total shares of our common stock outstanding as June 30, 2008. As a result, Palo Alto Investors LLC, Medarex and sanofi-aventis, and our other principal stockholders, executive officers and directors, should they decide to act together, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors, distribution of dividends, changes to our bylaws and other important decisions, such as future equity issuances. To our knowledge, Palo Alto Investors LLC, Medarex, and sanofi-aventis have not, nor have any of our other principal stockholders, entered into any voting agreements or formed a group as defined under the Exchange Act.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
          At our annual meeting of stockholders held on June 25, 2008, the following matters were submitted to a vote of security holders:
•	The election of six directors to hold office until the 2009 Annual Meeting of Stockholders. Elected to serve as directors were, Timothy P. Walbert, Dr. Robert Beck, Michael G. Grey, Dr. John P. McKearn, Dr. Edward E. Penhoet and Gregory J. Tibbitts.
The results of the stockholders’ vote for the election of directors are set forth below:

Nominees	For	Withheld
Timothy P. Walbert	19,837,719	247,361
Robert Beck, M.D.	19,841,446	243,634
Michael G. Grey	19,385,601	699,479
John P. McKearn, Ph.D.	19,652,192	432,888
Edward E. Penhoet, Ph.D.	19,976,737	108,343
Gregory J. Tibbitts	19,970,709	114,371
•	For approval of an amendment to the Company’s 2000 Stock Plan to increase the aggregate number of shares of Common Stock authorized for issuance under the Plan by 400,000 shares from 2,828,571 to 3,228,571 shares.
The 2000 Stock Plan, as amended, was approved with the following votes:

For:	13,670,152
Against:	345,090
Abstained:	15,695
Non-Votes:	6,054,143
•	To ratify the selection by the Board of Directors of Ernst & Young LLP, Independent Registered Public Accounting Firm, as the independent registered public accounting firm of the Company for its fiscal year ending December 31, 2008.
The selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 was ratified with the following votes:

For:	19,972,525
Against:	88,510
Abstained:	24,044
Non-Votes:	0

ITEM 6. EXHIBITS

Exhibit
Number	Document Description

3.1	Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 2, 1991.(1)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on April 2, 1993.(2)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 5, 1995.(3)

3.4	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 5, 1995.(3)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 2, 1998.(4)

3.6	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 2, 1998.(4)

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 12, 1998.(5)

3.8	Certificate of Designations of the Series S and Series S-1 Preferred Stock filed with the Secretary of State of Delaware on June 29, 1999.(6)

3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 1, 1999.(7)

3.10	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on September 23, 1999.(8)

3.11	Certificate of Decrease of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on September 23, 1999.(8)

3.12	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 17, 2004.(9)

3.13	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on August 15, 2005.(10)

3.14	Certificate of Ownership and Merger, filed with the Secretary of State of Delaware on August 15, 2005.(10)

3.15	Amended and Restated Bylaws of the Company. (12)

4.1	Reference is made to Exhibits 3.1 through 3.15.

4.2	Specimen certificate of the Common Stock. (14)

4.3	Unit Purchase Agreement, dated February 20, 2007, by and among the Registrant and the purchasers listed on Exhibit A thereto. (11)

4.4	Form of Warrant. (11)

4.5	Form of Securities Purchase Agreement. (13)

Exhibit
Number	Document Description

4.6	Form of Warrant. (13)

10.1	2008 Retention Compensation and Bonus Plan for Certain Executive Employees effective as of June 25, 2008.(*)

10.2	2000 Stock Plan, as amended.(15)(*)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted).

32.1	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted).

*	Executive Compensation Plans and Arrangements

(1)	Incorporated by reference to the Company’s Form S-1 Registration Statement and Amendments thereto filed with Securities and Exchange Commission (the “SEC”) (File No. 33-43356).

(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 22, 1993.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the SEC on March 31, 1995.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, filed with the SEC on August 14, 1998.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the SEC on November 16, 1998.

(6)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on July 16, 1999.

(7)	Incorporated by reference to the Company’s Definitive Proxy Statement, filed with the SEC on Form DEF 14A on July 28, 1999.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed with the SEC on November 15, 1999.

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on July 2, 2004.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2005.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 21, 2007.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 27, 2007.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2007.

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 21, 2008.

(15)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on June 27, 2008.

IDM PHARMA, INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDM PHARMA, INC.
Dated: August 8, 2008	By:	/s/ Timothy P. Walbert
Timothy P. Walbert
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2008	By:	/s/ Robert J. De Vaere
Robert J. De Vaere
Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)