Form 10-Q
period 2008-09-30
IDM PHARMA, INC.
filed 2008-11-13
CIK 822206

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008,
or

☐	Transition Period Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From                      to                     .
Commission file number 0-19591
IDM PHARMA, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0245076

(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)
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
Common Stock $.01 par value: 25,249,360 shares outstanding as of November 11, 2008.

IDM PHARMA, INC.
QUARTERLY REPORT
FORM 10-Q

COVER PAGE

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	3
Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2008 and 2007 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2008 and 2007 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	31
ITEM 4T. Controls and Procedures	32
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	33
ITEM 1A. Risk Factors	33
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	*
ITEM 3. Defaults upon Senior Securities	*
ITEM 4. Submission of Matters to a Vote of Security Holders	*
ITEM 5. Other Information	*
ITEM 6. Exhibits	48
SIGNATURES	50
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1

*	No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
IDM PHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,382,000	$28,382,000
Related party accounts receivable	—	3,201,000
Accounts receivable	191,000	86,000
Research and development tax credit, current portion	244,000	834,000
Prepaid expenses and other current assets	399,000	665,000

Total current assets	19,216,000	33,168,000
Property and equipment, net	337,000	513,000
Patents, trademarks and other licenses, net	2,862,000	2,734,000
Goodwill	2,812,000	2,812,000
Research and development tax credit, less current portion	479,000	749,000
Other long-term assets	—	83,000

	$25,706,000	$40,059,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$3,265,000	$5,202,000
Accrued payroll and related expenses	1,059,000	2,041,000
Deferred revenues, current portion	376,000	390,000
Common stock warrants	5,087,000	450,000
Other current liabilities	4,120,000	4,079,000

Total current liabilities	13,907,000	12,162,000
Long-term debt, less current portion	340,000	365,000
Deferred revenues, less current portion	130,000	146,000
Other non-current liabilities	750,000	1,363,000

Total liabilities	15,127,000	14,036,000

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized and no shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value, 55,000,000 shares authorized at September 30, 2008 and December 31, 2007 and 25,249,360 and 25,148,380 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	252,000	251,000
Additional paid-in capital	206,927,000	205,105,000
Accumulated other comprehensive income	18,224,000	18,742,000
Accumulated deficit	(214,824,000)	(198,075,000)

Total stockholders’ equity	10,579,000	26,023,000

	$25,706,000	$40,059,000

See accompanying notes to the Condensed Consolidated Financial Statements.

IDM PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenues:
Related party revenue	$—	$3,113,000	$2,401,000	$8,994,000
Research grants and contract revenue	392,000	—	444,000	55,000
License fees, milestones and other revenues	5,000	10,000	12,000	30,000

Total revenues	$397,000	$3,123,000	$2,857,000	$9,079,000

Costs and expenses:
Research and development	3,061,000	6,429,000	10,199,000	17,127,000
Selling and marketing	209,000	246,000	445,000	448,000
General and administrative	1,779,000	2,477,000	6,593,000	9,216,000
Restructuring expense	(31,000)	—	3,732,000	—
Contract settlement income from related party	—	—	(5,652,000)	—

Total costs and expenses	5,018,000	9,152,000	15,317,000	26,791,000

Loss from operations	(4,621,000)	(6,029,000)	(12,460,000)	(17,712,000)

Interest income	174,000	422,000	624,000	758,000
Interest expense related to warrants	(368,000)	2,719,000	(4,638,000)	2,825,000
Other expenses, net	—	(23,000)	—	(23,000)
Foreign exchange gain (loss)	639,000	(837,000)	(181,000)	(1,299,000)

Loss before income tax	(4,176,000)	(3,748,000)	(16,655,000)	(15,451,000)
Income tax expense	(49,000)	(117,000)	(94,000)	(217,000)

Net loss	$(4,225,000)	$(3,865,000)	$(16,749,000)	$(15,668,000)

Weighted average number of shares outstanding	25,245,400	25,146,206	25,203,060	19,703,272

Basic and diluted loss per share	$(0.17)	$(0.15)	$(0.66)	$(0.80)

Comprehensive loss:
Net loss	$(4,225,000)	$(3,865,000)	$(16,749,000)	$(15,668,000)
Other comprehensive (loss) gain	(1,912,000)	1,094,000	(518,000)	1,638,000

	$(6,137,000)	$(2,771,000)	$(17,267,000)	$(14,030,000)

See accompanying notes to the Condensed Consolidated Financial Statements.

IDM PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net loss	$(16,749,000)	$(15,668,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,615,000	1,366,000
Change in fair value of common stock warrants	4,638,000	(2,825,000)
Depreciation and amortization	558,000	845,000
Impairment of patents and licenses	64,000	95,000
Impairment of property plant and equipment	—	315,000
Foreign exchange loss	211,000	1,500,000
Change in operating assets and liabilities:
Related party accounts receivable (sanofi-aventis)	3,337,000	155,000
Accounts receivable	(105,000)	(79,000)
Prepaid expenses and other current assets	269,000	633,000
Research and development tax credit receivable	869,000	95,000
Other long-term assets	87,000	—
Accounts payable and accrued liabilities	(1,925,000)	18,000
Accrued payroll and related expenses	(1,008,000)	1,192,000
Deferred revenues	(12,000)	(243,000)
Other liabilities	(1,289,000)	(1,326,000)

Net cash used in operating activities	(9,440,000)	(13,927,000)

Investing activities
Proceeds from asset sale	69,000	—
Purchase of property and equipment	(29,000)	(197,000)
Patents, trademarks and other licenses	87,000	(140,000)

Net cash provided by (used in) investing activities	127,000	(337,000)

Financing activities
Net proceeds from issuance of common stock	207,000	36,007,000

Net cash provided by financing activities	207,000	36,007,000

Effect of exchange rate on cash and cash equivalents	(894,000)	1,259,000

(Decrease) increase in cash and cash equivalents	(10,000,000)	23,002,000
Cash and cash equivalents at beginning of period	28,382,000	10,181,000

Cash and cash equivalents at end of period	$18,382,000	$33,183,000

Supplemental disclosure of non-cash investing and financing activities
Milestone payment accrual to Novartis	$750,000	$—

See accompanying notes to the Condensed Consolidated Financial Statements.

IDM PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
September 30, 2008
1. The Company
     IDM Pharma, Inc. (“IDM Pharma” or the “Company”) is a biopharmaceutical company focused on the development of innovative cancer products that either destroy residual cancer cells by activating the immune system or prevent tumor recurrence by triggering a specific adaptive immune response. The Company was incorporated in Delaware in July 1987.
     The Company’s lead product candidate is mifamurtide, or L-MTP-PE, for the treatment of patients with non-metastatic osteosarcoma, or bone cancer, in combination with chemotherapy following surgery. In late 2006, the Company submitted a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) for L-MTP-PE and a Marketing Authorization Application (MAA) for L-MTP-PE to the European Medicines Agency (EMEA). On August 27, 2007, the FDA issued a not approvable letter to the Company after completing the review of the NDA for L-MTP-PE. The Company now expects to file an amended NDA to address issues raised by the FDA by the end of the first quarter of 2009 as it focuses its resources in the near term on the MAA for L-MTP-PE. The Company’s MAA is under review by the Committee for Medical Products for Human Use (CHMP), the scientific committee of the EMEA. In January 2008, the Company announced that, following presentation of data at an oral explanation hearing, the CHMP determined in a non-binding opinion that L-MTP-PE suggested a possible clinical benefit in terms of survival and granted the Company a clock-stop, or time extension, to allow the Company additional time to respond to questions regarding the MAA. While the Company believes it has satisfactorily addressed major issues related to the positive benefit/risk assessment reached at the oral explanation meeting with the CHMP, the CHMP invited the Company to present to its Scientific Advisory Group on Oncology (SAG-O) on November 6, 2008 and, if required, to present to the CHMP at its monthly meeting November 17-20, 2008, to address certain open questions arising from the assessment by the Rapporteur and Co-Rapporteur appointed by the CHMP to assess scientific matters related to L-MTP-PE. The open questions relate primarily to the data analysis in the MAA and include mechanism of action, subgroup analyses, drug-drug interactions, patient censoring and adverse events. The SAG-O is regularly convened at the request of the CHMP to provide independent advice and analysis on scientific and technical matters relating to oncology products under evaluation by the CHMP, or on other scientific issues relevant to CHMP’s assessment of oncology products. The SAG-O will provide its responses to the specific questions raised by the CHMP regarding L-MTP-PE and these responses will be considered in the context of the CHMP’s final opinion on L-MTP-PE that the Company now believes will be voted on in November of 2008 for formal adoption by the CHMP in December of 2008. If the CHMP votes in favor of granting a marketing authorization, a final binding decision from the European Commission is expected in the first quarter of 2009.
     The Company believes that it has adequately addressed and responded to the questions posed to the SAG-O by the CHMP, at its meeting with the SAG-O on November 6, 2008. In addition, the Company has responded in writing to the CHMP to the remaining open questions, and may make an oral presentation to the CHMP at its meeting scheduled to take place November 17-20. The Company believes these written responses and, if required, the presentation adequately address the remaining open questions on the MAA and support a favorable overall clinical benefit/risk assessment and approval of L-MTP-PE in patients with non-metastatic osteosarcoma. However, there can be no assurance that the CHMP will agree with the Company’s assessment and issue a positive opinion regarding L-MTP-PE at its meeting on November 17-20, if ever. In fact, the CHMP may issue a negative opinion at the meeting on November 17-20. If the Company receives a negative opinion from the CHMP, it will have to determine which options are available to it at that time, which may include seeking a reexamination of the negative opinion by CHMP or withdrawing the MAA in Europe. Irrespective of the options the Company chooses to pursue, a negative opinion would also be viewed as an indicator of impairment of the assets related to L-MTP-PE which the Company is carrying on its books. Accordingly, in the event of a negative opinion from the CHMP, the Company would immediately impair and take a net charge of $1.2 million related to these assets, which would result in a substantially lower value of the assets than reflected in the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q. The $1.2 million net charge would consist of a $2.7 million impairment charge of L-MTP-PE assets, offset by $0.7 million of accrued performance-based compensation which payment is contingent on the Company’s receipt of a positive opinion with respect to MAA for L-MTP-PE and $0.8 million of accrued liabilities previously recorded in connection with anticipated payment to Novartis upon successful commercialization of the product. Also, the goodwill of $2.8 million and certain long-lived assets could be impaired as a result of a negative opinion. In addition, the Company would consider implementing significant cost-cutting measures, including a possible workforce reduction and the termination of L-MTP-PE development activities. The Company would also continue to assess strategic alternatives, including a possible merger or acquisition transaction, a reorganization involving in-licensing or acquisition of products, or the termination of the Company’s operations as a going concern. Substantial challenges and risks would make it difficult to successfully implement any strategic alternative, and even if the Company determines to pursue one or more of alternatives, it may be unable to complete a transaction on acceptable terms if at all. In particular, while the Company has been evaluating strategic alternatives available to it, including a possible merger or acquisition of the Company, if it receives a negative opinion from the CHMP regarding L-MTP-PE, the potential to complete such a transaction would be significantly adversely affected.
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
     In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows as of and for the three and nine month periods ended September 30, 2008 and 2007 have been made. The interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
     The operating results for the 2007 periods have been adjusted to properly reflect the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109, Accounting for Income Taxes (FIN 48). The adjustment was to increase the tax provision for unrecognized tax benefits (including related interest and penalties) in the amount of $0.1 million and $0.3 million for the three and nine month periods ended September 30, 2007, respectively. The balance sheet as of September 30, 2007 was also adjusted to record a tax liability for unrecognized tax benefits (including interest and penalties) of $1.5 million. The following table presents the unaudited quarterly financial information for the first, second, and third quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 respectively, and the nine month period ended September 30, 2007 and a comparison between the results previously reported and the amended amounts to reflect the effect of adoption of FIN 48 (in millions).

								9 months
							9 months	ended
		1st		2nd		3rd	ended	September
	1st	Quarter	2nd	Quarter	3rd	Quarter	September	30, 2007
	Quarter	As	Quarter	As	Quarter	As	30, 2007	As
2007	As Filed	Amended	As Filed	Amended	As Filed	Amended	As Filed	Amended
Statement of Operations:

Revenues	$2.8	$2.8	$3.1	$3.1	$3.1	$3.1	$9.1	$9.1

Loss from operations	(5.5)	(5.5)	(6.2)	(6.2)	(6.0)	(6.0)	(17.7)	(17.7)

Income tax (expense) benefit	0.1	—	—	(0.1)	—	(0.1)	0.1	(0.2)

Net loss	(5.9)	(6.0)	(5.7)	(5.8)	(3.8)	(3.9)	(15.4)	(15.7)
Basic and diluted net loss per share	(0.38)	(0.39)	(0.31)	(0.32)	(.15)	(.15)	(0.78)	(0.80)

Balance Sheet Amounts:

Other non-current liabilities	$0.5	$1.7	$0.5	$1.7	$0.5	$1.7

Total liabilities	16.2	17.5	19.1	20.5	17.0	18.5

Accumulated deficit	184.4	185.7	190.1	191.5	193.9	195.4

Total stockholder’s equity	16.1	14.8	31.7	30.3	29.4	27.9
Total liabilities and stockholders’ equity	32.2	32.2	50.8	50.8	46.4	46.4
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
3. Recent Operating Results and Liquidity
     Since 2007, IDM Pharma has focused its research and development activities primarily on L-MTP-PE and clinical planning for IDM-2101 for non-small cell lung cancer in order to contain its expenses. As a result, the Company put on hold further development of its other product candidates in 2006 until collaborative partners can be found or other funding for those programs becomes available. Through March 31, 2008, the Company’s major customer and source of revenue had been research and development payments from sanofi-aventis for the joint development of UVIDEM, a melanoma cancer treatment under a collaborative agreement. As discussed in Note 6, in December 2007, sanofi-aventis elected to terminate the joint development project effective March 31, 2008. In addition, as discussed in Note 9, pursuant to the January 2008 restructuring plan, the Company completed the closure of the operations and termination of all employees of IDM Pharma S.A., the Company’s subsidiary in Paris, France during the second quarter of 2008.
     The Company has incurred significant net losses and has generated limited revenues since inception. As of September 30, 2008, the Company’s accumulated deficit was $214.8 million and the Company’s revenues for the three and nine months ended September 30, 2008 were $0.4 million and $2.9 million.
     The Company expects its principal sources of revenues to be derived from sales of its lead product candidate, L-MTP-PE, assuming that the Company receives regulatory approval. However, the Company may not receive regulatory approval and, even if it does, any efforts by the Company or any future partners to commercialize L-MTP-PE may not be successful. The Company is also seeking to enter into collaboration agreements for the Company’s development programs with strategic partners, which may provide additional sources of revenues. However, the Company cannot be certain that it will enter into such agreements. Also, it is unlikely that such revenues, even if received, would fully cover the Company’s total research and development, manufacturing and marketing expenses for all of its projects.

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
     The Company will continue to require additional funding to continue as a going concern, which it may seek through new collaboration and license agreements, and equity or debt financings. While the Company has been successful in raising funds in the past, there can be no assurance that future financing will be available on terms acceptable to the Company or at all. The Company is also currently evaluating strategic alternatives, which may include seeking strategic partners, a merger and/or the sale of all or part of its operations and assets.
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
Concentration of credit risk
     The Company’s deposits, which are kept in dollars and euros, are maintained in major U.S. and French institutions. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Management attempts to schedule the maturities of the Company’s investments to coincide with the Company’s expected cash requirements.
At September 30, 2008, $17.2 million was invested in three money market mutual funds, which consists of primarily government and high-grade securities, generally with maturities of less than three months. Due to their very short-term nature, such securities are subject to minimal interest rate risk. However, these investment can be affected by losses to the extent the underlying securities are adversely impacted by the current credit market conditions. The money market mutual funds are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although the funds seek to preserve the value of the investment at $1.00 per share, the Company can lose its invested principal if the underlying securities suffer losses. The funds may have holdings which include certain securities that are illiquid, in default, under restructuring or have been subject to a ratings downgrade. However, the funds continue to report a per share net asset value, or NAV, of $1.00, which represents the price at which investors buy and sell fund shares from and to the fund company. The NAV is computed once at the end of each trading day based on the closing market prices of the portfolio’s securities. The Company believes that its investment has not been impaired and that it can continue to withdraw its funds at any time without restriction. We will continue to monitor the value of the funds periodically for potential indicators of impairment

Impairment of long lived assets
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long Lived Assets, IDM Pharma periodically evaluates the value reflected on its balance sheet of long-lived assets, such as patents and licenses, when events and circumstances indicate that the carrying amount of an asset may not be recovered. Such events and circumstances include recommendations by advisory panels to the FDA and EMEA regarding evidence of effectiveness of the Company’s drug candidates, communication with the regulatory agencies regarding safety and efficacy of the Company’s products under review, the use of the asset in current research and development projects, any potential alternative uses of the asset in other research and development projects in the short to medium term, clinical trial results and research and development portfolio management options. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. At September 30, 2008, the license from Novartis for L-MTP-PE represented approximately $2.7 million of the total amount in Patents, Trademarks and Other Licenses (see Note 6). The balance relates to IDM-2101, which is under active development. Based on the status of its MAA for L-MTP-PE in Europe and the development status of IDM-2101, the Company believes the future cash flows to be received from the long-lived assets will exceed such assets’ carrying value, indicating no impairment at September 30, 2008. The CHMP’s final opinion on L-MTP-PE that the Company now believes will be received in November of 2008, or any determination by CHMP to delay issuance of that final opinion, will be an important factor in evaluating any impairment of the assets related to L-MTP-PE. The Company expects to re-evaluate the value of L-MTP-PE following receipt of that final opinion or notice of delay. In the event of a negative opinion from the CHMP, the Company would immediately impair and take a net charge of $1.2 million related to these assets, which would result in a substantially lower value of the assets than reflected in the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q. The $1.2 million net charge would consist of a $2.7 million impairment charge of L-MTP-PE assets, offset by $0.7 million of accrued performance-based compensation which payment is contingent upon the Company’s receipt of a positive opinion with respect to MAA for L-MTP-PE and $0.8 million of accrued liabilities previously recorded in connection with anticipated payment to Novartis upon successful commercialization of the product. Also, the goodwill of $2.8 million and certain long-lived assets could be impaired as a result of a negative opinion.
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
Net Loss Per Share
     Earnings per share, referred to as EPS, is computed in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding owned but unvested shares. Diluted EPS reflects the potential dilution of securities, such as common stock equivalents that may be issuable upon exercise of outstanding common stock options or warrants as well as all shares of preferred stock, which may be converted into common stock. Diluted EPS is computed by dividing net loss by the weighted average number of common and common stock equivalent shares. Prior to the application of the treasury stock method, common stock equivalents of 5,591,939 and 6,021,842 for the periods ended September 30, 2008 and 2007, respectively, have been excluded from EPS, as the effect is antidilutive.

	September 30, 2008	September 30, 2007

Options outstanding	1,174,077	2,069,421
Restricted stock awards	667,985	202,141
Warrants outstanding	3,377,412	3,377,412
Reserved pursuant to option liquidity agreements	372,465	372,868

Total	5,591,939	6,021,842

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
     The following table summarizes the share-based compensation expense for stock options and restricted stock awards granted under the Company’s equity plans to employees, directors and consultants that the Company recorded in accordance with SFAS No. 123(R) for the three and nine months ended September 30, 2008 and 2007.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Research and development	$136,000	$71,000	$369,000	$220,000
General and administrative	415,000	340,000	1,209,000	1,137,000
Selling and marketing	17,000	9,000	37,000	9,000

Total stock-based compensation expense	$568,000	$420,000	$1,615,000	$1,366,000

     As of September 30, 2008, there was $2.5 million (gross of estimated forfeitures) of total unrecognized compensation cost related to non-vested options granted under all equity compensation plans. The weighted average term over which the compensation cost will be recognized is 2.47 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
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

     During the three months ended September 30, 2008, the Company did not grant restricted stock awards. During the nine months ended September 30, 2008, the Company granted 566,750 shares of restricted stock awards with an average grant date fair value per share of $1.81. The Company recorded $0.4 million and $0.1 million in share-based compensation expense for restricted stock awards in the three months ended September 30, 2008 and 2007, respectively, and $0.8 million and $0.2 million for the nine months ended September 30, 2008 and 2007, respectively. At September 30, 2008, the Company had 727,985 shares of restricted stock awards outstanding, of which 88,235 were vested.
     Unrecognized compensation for restricted stock was $0.5 million at September 30, 2008 (assuming that all service and performance milestones will be met) and will be recognized over a weighted average period of 0.31 years.
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
     The fair value of the warrants during the three months ended September 30, 2008 and 2007 increased (decreased) in the aggregate by $0.4 million and ($2.7 million), respectively, which was recorded as non-cash interest expense in the respective periods. During the nine months ended September 30, 2008 and 2007, the fair value of the warrants increased (decreased) by $4.6 million and ($2.8 million), respectively. The change in the value of the warrants during the nine months ended September 30, 2008 and 2007 was primarily due to a net increase in the Company’s stock price from $0.79 at December 31, 2007 to $2.22 at September 30, 2008, and to a net decrease from $2.88 at February 20, 2007 and $4.14 at June 20, 2007 (the respective warrant issuance dates) to $1.53 at September 30, 2007.
     As of September 30, 2008 and December 31, 2007, the fair value of the warrants recorded on the Company’s balance sheet was $5.1 million and $0.5 million, respectively. The $5.1 million represents the fair value of the warrants using the Black-Scholes-Merton pricing model. If a Change in Control in which all cash consideration is paid were actually to occur, the amount to be paid to the warrant holders would be determined using specific valuation assumptions prescribed in the warrant agreements which differ from those used in measuring the fair value of the warrants prior to such event. The cash payment could be significantly higher or lower, depending on the actual per share transaction price, prescribed volatility and after adjusting the expected term to the actual remaining life of the outstanding warrants as of the date of the Change in Control.
6. Research and Development and Other Agreements
   Novartis-Jenner
     In March 2003, the Company entered into an asset purchase agreement with Jenner Biotherapies, Inc., or Jenner. Pursuant to the terms of the agreement, the Company purchased certain of Jenner’s assets, which included the Company’s lead product candidate, L-MTP-PE, and an exclusive worldwide license from Ciba-Geigy Ltd., now known as Novartis, covering patent rights to compounds that the Company uses in the production of L-MTP-PE. The initial purchase consideration of $3.1 million was allocated to the L-MTP-PE license, which was determined to have alternative future use and is included in Patents, Trademarks and Other Licenses. Under the license agreement, the Company is required to make certain potential milestone payments with respect to L-MTP-PE totaling $2.75 million which is triggered by the achievement of gross profit related to L-MTP-PE. The Company achieved two of the milestones totaling $750,000 in 2006 and prior years although no amounts had been previously recorded in the Company’s financial statements since ultimate payment was not determined to be probable. In the second quarter of 2008, based on the status of the EMEA review of the MAA and the assessed probability of European approval, the Company determined that the $750,000 could be payable in the event L-MTP-PE is successfully commercialized in Europe. As such, the Company capitalized this additional amount as Patents, Trademarks and Other Licenses and recorded a corresponding liability. Pursuant to the license agreement, the total milestones payable in any year with respect to all such milestones shall not exceed twenty-five percent of the gross profit of L-MTP-PE in any year, with the balance being carried forward to later years without incurring interest. The Company also agreed to pay royalties with respect to net sales of L-MTP-PE, which royalties will be reduced by an established percentage upon the expiration of certain patent protection in accordance with the terms of the license. A portion of the milestone payments will be credited against these royalty obligations.

     The Novartis license is being amortized over ten years, which was management’s estimate of the expected life of products developed from the use of the license at the time the assets were acquired.
     IDM Pharma’s direct research and development expenses related to L-MTP-PE amounted to approximately $2.0 million and $2.8 million for the three months ended September 30, 2008 and 2007, respectively, and $5.7 million and $5.9 million for the nine months ended September 30, 2008 and 2007, respectively.
   Agreement with sanofi-aventis (Related Party)
     Sanofi-aventis is a shareholder and, until March 2008, was a collaborative partner of the Company and is, therefore, considered a related party. Through September 30, 2008, sanofi-aventis has invested approximately $33.0 million in the Company and owns approximately 7.9% of the Company’s outstanding common stock. In July 2001, the Company entered into an agreement with sanofi-aventis to cooperate in cellular immunotherapy research for the development and marketing of immunologic treatment for cancers. Under this agreement, sanofi-aventis has the right to select up to 20 cell drug development programs over a ten year period (individually an “option”) from the Company’s line of research and development activities.
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
     The Settlement Agreement provided that sanofi-aventis would pay $8.1 million (€5.2 million converted at the average exchange rate in the second quarter of 2008). Of the $8.1 million, $2.4 million was for the research and development costs of the UVIDEM development program for the first quarter of 2008, which was received and recognized as revenue in that quarter, and $5.7 million was related to the shut down of the UVIDEM program, which was received and recognized as contract settlement income in the second quarter of 2008.
     Revenue recognized for the three and nine months ended September 30, 2008 and 2007 under the sanofi-aventis agreement, by source, is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Amortization of upfront fee	—	60,000	—	177,000
Amortization of phase 1 milestone payment	—	71,000	—	210,000
Amortization of initial R&D expenses from 1999 to 2001	—	58,000	—	169,000
Reimbursement of current R&D expenses	—	2,924,000	2,401,000	8,438,000

Total revenues	—	3,113,000	2,401,000	8,994,000

     Direct research and development expenses related to UVIDEM were approximately $0.1 million and $2.1 million in the three months ended September 30, 2008 and 2007, respectively, and $1.0 million and $6.0 million for the nine months ended September 30, 2008 and 2007, respectively.

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
8. Government Research Funding
     In January 2007, the Company received $0.4 million on a grant through a new French government sponsored program to conduct research and clinical studies related to macrophages with antibodies and cancer vaccine antigen formulations. Of the $0.4 million received, $55,000 was recognized as revenue in the first quarter of 2007 and the remaining balance is in deferred revenue. As a result of the decision to shut down its operations in Paris, France, the Company has provided notice of cancellation of this grant, which it has the right to do with 30-days notice without penalty. According to the terms of the grant, upon cancellation, the Company may have to refund any advance payments received for work it has not yet performed, although the Company does not believe it will have to refund any advance payments based on work it has performed and monetary contributions it has made to the project. The unamortized revenue will remain in current liabilities until the Company receives confirmation from the grant agency as to whether such amount is subject to repayment.
9. Restructuring, Severance and Retention Related Charges
   January 2008 Restructuring Plan
     In January 2008, the Company’s Board of Directors authorized an organizational restructuring that resulted in a workforce reduction in Irvine, California on January 29, 2008, and the closure of the operations and termination of all employees in Paris, France as of the end of the second quarter of 2008. This organizational restructuring resulted primarily from the discontinued development of UVIDEM, the Company’s investigational therapy for the treatment of melanoma. Although the Company has suspended specific product development programs and has closed its Paris, France facilities, it will continue to develop product candidates for the treatment of cancer, including L-MTP-PE. The Company has consolidated and transfered the development activities of L-MTP-PE from Paris, France to its Irvine, California facility and may also resume development of products put on hold when funding becomes available. As such, it has reported activities related to the suspended programs in continuing operations.

     The Company accounted for the restructuring activities in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”) and Statement of Financial Accounting Standards No. 112, Employers’ Accounting for Postemployment Benefits (“SFAS No. 112”). In connection with the closure of the operations in France and the associated workforce reduction, there was a statutory minimum severance requirement under French labor laws which must be provided to the employees. This statutory minimum requirement was considered an ongoing benefit arrangement under SFAS No. 112 and the Company accrued $0.5 million in the fourth quarter of 2007, while incremental negotiated severance amounts, one-time severance benefits for involuntary terminations, expenses for facility closure and contract termination costs associated with exit or disposal activities under SFAS No. 146 have been recorded in 2008 when the recognition requirements are met.
     The Company has recorded $3.7 million in exit costs through June 30, 2008 when the closure of IDM Pharma, S.A. was completed. This included severance costs, contract termination costs, costs to complete treatment for patients already enrolled in the UVIDEM clinical trials and other wind-down activities. In accordance with SFAS No. 146, severance costs in excess of the statutory minimum benefits was recorded over the remaining service periods through the termination dates. Costs to cancel a contract before the end of its term and costs that will continue to be incurred for the remaining term without economic benefit to the Company was recorded at fair value at the contract termination or cease-use date. Other exit-related costs were recognized as incurred upon receipt of goods and services.
     Through September 30, 2008, the Company has recorded a total cumulative charge of $4.2 million in restructuring costs under the January 2008 restructuring plan. The Company does not expect to incur additional costs beyond September 30, 2008. These costs are recorded as restructuring expense in the statements of operations and other current liabilities in the balance sheets. A summary of the nature and amount of expenses and the related activities are as follows:

	Severance	Facility Shutdown	Total
Liability at December 31, 2007	$500,000	$—	$500,000
Additional expenses incurred	3,100,000	600,000	3,700,000
Payments made	(3,200,000)	(600,000)	(3,800,000)

Liability at September 30, 2008	$400,000	$—	$400,000

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
     A substantial portion of these expenses were offset by $5.7 million received in April 2008 under the March 2008 Settlement Agreement with sanofi-aventis in connection with its termination of participation in the UVIDEM development program as discussed in Note 6. In addition, the Company was able to sell the property and equipment and transfer the facility leases to third parties. Costs recovered and obligations relieved were recorded as a reduction in restructuring expense in 2008 when realized. As of September 30, 2008, proceeds received from sale of property and equipment was $0.1 million and the costs to transfer facility leases to third parties amounted to $0.2 million.
   Employee Retention
     To retain key employees, the Company adopted the following employee retention programs. These programs are not directly related to the January 2008 restructuring plan and the related compensation expense is included in the applicable operating expense category in the consolidated statement of operations.
     On December 20, 2007, the Company’s Board of Directors approved a non-executive retention program which would provide $0.3 million in retention bonuses for employees who remained employed on June 30, 2008 or were terminated without cause before then, a separate $0.5 million in total potential stay-on bonuses for those terminated without cause before June 30, 2008, and restricted stock awards that vest over one year.

     On January 10, 2008, the Company’s Board of Directors also approved an executive officer retention program which provides that if a specified executive officer is terminated without cause prior to August 31, 2008, the executive officer would be entitled to receive a lump sum cash payment equal to such executive officer’s base salary, less standard deductions and withholding, for the period from the date of termination through August 31, 2008. The Company did not incur any expenses in connection with the retention program as none of the executives were terminated without cause before August 31, 2008. The Company will also pay a bonus to its executives upon a change in control through a merger or purchase transaction in 2008 or upon completing a financing transaction with gross proceeds of at least $7.0 million. The total bonus that could be earned as of September 2008 was $0.6 million, which is in addition to severance benefits in accordance with employment agreements. This amount has subsequently been reduced to $0.4 million following our Chief Financial Officer’s decision to begin serving on a part-time basis,. Additionally, the Company’s Board of Directors granted 250,000 shares of restricted stock with a total grant date fair value of $0.2 million on January 10, 2008 that vest over one year from December 20, 2007. Vesting of these restricted stock awards will accelerate if a change in control occurs or if the executive is terminated without cause.
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
     On June 25, 2008, the Company’s Board of Directors approved an executive officer (applicable to executive officers other than the CEO, and following his decision to move to part-time status, the Company’s CFO) retention and bonus plan, which provides that if a specified executive officer is terminated without cause after August 31, 2008 but prior to December 31, 2008, the executive officer will be entitled to receive a lump sum cash payment equal to such executive officer’s base salary, less standard deductions and withholding, for the period from the date of termination through December 31, 2008. The Company may incur expenses totaling $0.2 million in connection with the retention program if executives are terminated without cause before December 31, 2008. The Company will also pay a bonus to its executives (applicable to executive officers other than CEO and CFO) upon the earlier of the filing of an amended NDA with the FDA for L-MTP-PE prior to December 31, 2008 or a change of control of the Company (as defined in the executive plan) prior to December 31, 2008. The total bonus that can be earned under this provision of the plan is $0.2 million. Because the Company now expects to file an amended NDA to address issues raised by the FDA by the end of the first quarter of 2009 as it focuses its resources in the near term on the MAA for L-MTP-PE, it does not believe it will meet this milestone. As such, this bonus is not expected to be earned and no expenses are expected to be recorded related to this bonus. In addition, the Company will also pay a bonus to each of its executive officers upon the earlier of the Company’s receipt of a positive opinion with respect to the MAA for L-MTP-PE from the CHMP of the EMEA prior to December 31, 2008, or a change of control of the Company prior to December 31, 2008. The total bonus that can be earned under this provision of the plan is $0.4 million. All benefits payable to the executive officers under this retention and bonus plan are in addition to severance benefits in accordance with their respective employment agreements.
     Retention bonuses based on continuous service and stock-based compensation related to restricted stock awards are recorded ratably over the requisite service or vesting periods, with immediate recognition of the remaining expenses if payment or vesting is accelerated upon the occurrence of specified events. Payments triggered by performance conditions will be recorded over the implicit service period if achievement is probable, or otherwise when the specified event occurs. Severance payments will be recorded upon separation. In the three and nine month periods ended September 30, 2008, the Company has recognized $0.3 million and $1.8 million, respectively, in cash compensation expense associated with retention and stay-on term bonuses, and $0.3 million and $0.7 million, respectively, in stock compensation expense in relation to the stock awards.
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

     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109, Accounting for Income Taxes (FIN 48) on January 1, 2007. Uncertain tax positions and related interest and penalties are included in income tax expense. At December 31, 2007 and September 30, 2008, the Company recorded $1,619,000 and $1,489,000, respectively, of unrecognized tax benefits, including accrued interest and penalties. Uncertain tax positions are classified as non-current liabilities unless expected to be paid in one year. Unrecognized tax benefits are not expected to change significantly over the next twelve months except for tax payments related to these matters. Due to the existence of the valuation allowance, future changes in unrecognized tax benefits are not expected to impact the Company’s effective tax rate.
11. Fair Value Measurements
     The Company adopted the provisions of the SFAS No. 157, Fair Value Measurements effective January 1, 2008 for its financial assets and liabilities. The FASB delayed the effective date of SFAS No. 157 until January 1, 2009, with respect to the fair value measurement requirements for non-financial assets and liabilities that are not remeasured on a recurring basis. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.
     In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies cash and cash equivalents (including its money market mutual funds) as Level 1 assets as they are valued using quoted market prices with no valuation adjustments applied. As of September 30, 2008 the Company had $17.2 million in money market securities included in cash and cash equivalents. Fair values determined by Level 2 inputs are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable or can be corroborated by observable market data for the asset or liability, either directly or indirectly. The Company classifies its common stock warrants, which are valued at $5.1 million at September 30, 2008 as Level 2 instruments. The fair value of these derivative liabilities are determined using the modified Black Scholes pricing model based on market observable inputs, including the Company’s stock price, volatility and risk-free interest rates. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These include certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. The Company does not hold any Level 3 instruments.
     In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement.
     There were no remeasurements to fair value during the three and nine months ended September 30, 2008 of financial assets and liabilities that are not measured at fair value on a recurring basis.
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
     In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which the cost of a recognized intangible asset is amortized under SFAS No. 142, Goodwill and Other Intangible Assets. The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, Business Combinations. The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. We are evaluating the impact of the FSP on our results of operations, financial condition or liquidity.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 supersedes Statement on Auditing Standards (“SAS”) No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The guidance in this new standard, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with GAAP, is not materially different from the guidance contained in SAS 69. SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not anticipate the adoption of SFAS No. 162 will have a material impact on its results of the Company’s consolidated financial position or result of operations.
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
Operating results for the three months ended September 30, 2008 are not necessarily indicative of results that may occur in future periods.
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
     The L-MTP-PE marketing applications include efficacy and safety data from 678 patients with non-metastatic resectable osteosarcoma, 332 of whom received L-MTP-PE, and from 115 patients with metastatic or unresectable osteosarcoma, 39 of whom received L-MTP-PE in the controlled Phase 3 clinical trial conducted by the Pediatric Oncology Group and the Children’s Cancer Group, now combined to form the Children’s Oncology Group (the COG), sponsored by the National Cancer Institute. The biological effects and safety of L-MTP-PE are further supported by data from 9 Phase 1 and 2 clinical studies performed by Ciba-Geigy in which an additional 248 patients received at least one dose of L-MTP-PE.

     The FDA’s Oncology Drugs Advisory Committee (ODAC) met on May 9, 2007 and voted 12 to 2 that the results of our Phase 3 trial do not provide substantial evidence of effectiveness of L-MTP-PE in the treatment of patients with non-metastatic, resectable osteosarcoma receiving combination chemotherapy. On July 23, 2007, following a meeting with the FDA, we announced that we would collect, analyze and submit additional data for L-MTP-PE to the FDA, in an amendment to the NDA. On August 27, 2007 the FDA, considering ODAC’s recommendation, issued a non-approvable letter to us after completing the review of the NDA for L-MTP-PE. In this letter, the FDA requested data from additional clinical trials to demonstrate the benefit of L-MTP-PE, as well as information or clarification with respect to other sections of the NDA. While we do not have sufficient resources necessary to complete additional clinical trials, we will continue to work with the FDA and we now expect to file an amendment to the NDA in the first quarter of 2009, as we focus our resources in the near term on our European marketing application for L-MTP-PE.
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
     In Europe, we attended an oral explanation hearing before the CHMP, the scientific committee of the EMEA, regarding the MAA on January 23, 2008. The CHMP considered, in a non-binding opinion, that the data presented by us suggested a possible clinical benefit in terms of survival. However, the CHMP requested clarification of the existing data in order to gain assurance about the quality of the data before drawing any final conclusions from the data presented. In April 2008, the European regulatory authorities conducted an inspection of the COG to assess the quality of the overall survival data from the 2006 confirmatory database included in our applications for regulatory approval. In addition, we are required to address a number of remaining questions relating to chemistry, manufacturing and controls (CMC). As a result of the CHMP’s non-binding opinion, we were granted a clock stop, or time extension, to allow us additional time to respond to all the remaining questions regarding the MAA. Following its June and September 2008 meetings, the CHMP requested us to provide additional data analyses from the Phase 3 L-MTP-PE trial while at the same time determining that the COG Phase 3 trial is compliant with Good Clinical Practices (GCP) and that the database from this pivotal study can be reliably used in the evaluation process of the MAA. We also received feedback from the CHMP that there are no major objections remaining related to chemistry, manufacturing and controls.
     While we believe we have satisfactorily addressed major issues related to the positive benefit/risk assessment reached at the January 2008 oral explanation meeting with the CHMP, the CHMP invited us to present to its Scientific Advisory Group on Oncology (SAG-O) on November 6, 2008 and, if required, to present to the CHMP at its monthly meeting on November 17-20, 2008, to address certain open questions arising from the assessment by the Rapporteur and Co-Rapporteur appointed by the CHMP to assess scientific matters related to L-MTP-PE. The open questions relate primarily to the data analysis in the MAA and include mechanism of action, subgroup analyses, drug-drug interactions, patient censoring and adverse events. The SAG-O is regularly convened at the request of the CHMP to provide independent advice and analysis on scientific and technical matters relating to oncology products under evaluation by the CHMP, or on other scientific issues relevant to CHMP’s assessment of oncology products. The SAG-O will provide its responses to the specific questions raised by the CHMP regarding L-MTP-PE and these responses will be considered in the context of the CHMP’s final opinion on L-MTP-PE that the Company now believes will be voted on in November of 2008 for formal adoption by the CHMP in December of 2008. If the CHMP votes in favor of granting a marketing authorization, a final binding decision from the European Commission is expected in the first quarter of 2009.
     The Company believes that it has adequately addressed and responded to the questions posed to the SAG-O by the CHMP, at its meeting with the SAG-O on November 6, 2008. In addition, the Company has responded in writing to the CHMP to the remaining open questions, and may make an oral presentation to the CHMP at its meeting scheduled to take place November 17-20. The Company believes these written responses and, if required, the presentation adequately address the remaining open questions on the MAA and support a favorable overall clinical benefit/risk assessment and approval of L-MTP-PE in patients with non-metastatic osteosarcoma. However, there can be no assurance that the CHMP will agree with our assessment and issue a positive opinion regarding L-MTP-PE at its meeting on November 17-20, if ever. In fact, the CHMP may issue a negative opinion at the meeting on November 17-20. If we receive a negative opinion from the CHMP, we will have to determine which options are available to us at that time, which may include seeking a reexamination of the negative opinion by CHMP or withdrawing the MAA in Europe. Irrespective of the options we choose to pursue, a negative opinion would also be viewed as an indicator of impairment of the assets related to L-MTP-PE which we are carrying on our books. Accordingly, in the event of a negative opinion from the CHMP, we would immediately impair and take a net charge of $1.2 million related to these assets, which would result in a substantially lower value of the assets than reflected in the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q. The $1.2 million net charge would consist of a $2.7 million impairment charge of L-MTP-PE assets, offset by $0.7 million of accrued performance-based compensation which payment is contingent on our receipt of a positive opinion with respect to MAA for L-MTP-PE and $0.8 million of accrued liabilities previously recorded in connection with anticipated payment to Novartis upon successful commercialization of our product. Also, the goodwill of $2.8 million and certain long-lived assets could be impaired as a result of a negative opinion. In addition, we would consider implementing significant cost-cutting measures, including a possible workforce reduction and the termination of L-MTP-PE development activities. We would also continue to assess strategic alternatives, including a possible merger or acquisition transaction, a reorganization involving in-licensing or acquisition of products, or the termination of our operations as a going concern. Substantial challenges and risks would make it difficult to successfully implement any strategic alternative, which would be further complicated by the unprecedented volatility in the capital markets and the weakening economy, and even if we determine to pursue one or more of these alternatives, we may be unable to complete a transaction on acceptable terms if at all. In particular, while we have been evaluating strategic alternatives available to us, including a possible merger or our acquisition, if we receive a negative opinion from the CHMP regarding L-MTP-PE, the potential to complete such a transaction would be significantly adversely affected.
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
     We have been jointly developing UVIDEM, a cell-based therapeutic vaccine product candidate based on dendritic cells, with sanofi-aventis S.A., or sanofi-aventis. UVIDEM is based on dendritic cells, a type of specialized immune cells derived from a patient’s own white blood cells, exposed to tumor cell antigens in our production facility and then reinjected into the patient in order to stimulate the immune system to recognize and kill tumor cells that display these antigens on their surface. We completed patient enrollment in two Phase 2 clinical trials of UVIDEM for the treatment of melanoma and started a new Phase 2 clinical trial of UVIDEM in the fourth quarter of 2007. We reported on interim Phase 2 results of UVIDEM at the ASCO meeting in June 2007 and the International Society for the Biological Therapy of Cancer, or iSBTc, meeting in November 2007. On December 26, 2007, sanofi-aventis notified us of its decision to terminate its participation in the UVIDEM development program and we have put further development of the program on hold. In March 2008, we and sanofi-aventis entered into an agreement, referred to as the Settlement Agreement, aimed at resolving the various pending or potential issues related to the UVIDEM development program. All rights to the UVIDEM development program have reverted to us, and sanofi-aventis has no further rights to that program (including any right of first refusal). In accordance with the terms of the Settlement Agreement, sanofi-aventis retains its rights with respect to our cell therapy programs other than the UVIDEM program under the existing collaboration agreement, although we do not currently have any such programs in development or plans to conduct any further development. The Settlement Agreement provided for sanofi-aventis to pay $2.4 million related to the research and development costs of the UVIDEM development program for the first quarter of 2008 and $5.7 million related to the shut down of the UVIDEM program. As of the end of the second quarter of 2008, we have received all payments from sanofi-aventis related to the Settlement Agreement.

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
     We have incurred significant net losses and have generated limited revenues since inception. As of September 30, 2008, our accumulated deficit was $214.8 million and our revenues for the three and nine months ended September 30, 2008 were $0.4 million and $2.9 million, respectively. In connection with placing the development of UVIDEM on hold, scaling back development of L-MTP-PE and to conserve cash, in January 2008, our Board authorized an organizational restructuring that included the closure of our operations in Paris, France by the end of the second quarter of 2008, and implementation of workforce reductions in Irvine, California, which we completed in January 2008. We are also currently evaluating strategic alternatives, which may include seeking strategic partners, a merger and/or the sale of all or part of our operations and assets. In February 2007 and June 2007 we completed financing transactions of $12.9 million and $25.0 million, respectively. However, we will continue to incur significant research and development and general administrative expenses related primarily to the development, manufacturing and commercialization of L-MTP-PE. Savings from our restructuring activities and proceeds from the equity financings are expected to provide sufficient cash to support our operations into the first half of 2009.
     Our research and development expenses mainly include costs associated with preclinical development and clinical trials of our product candidates, salaries and other expenses for personnel, laboratory supplies and materials, consulting and contract research costs, facility costs, amortization of intangible assets such as patents and licenses, and depreciation of laboratory and office equipment. From inception through September 30, 2008, we have incurred costs of approximately $183.9 million associated with research and development in all program areas, including patent and license impairment charges, while we have only recorded approximately $53.9 million in research and development revenues, of which $52.6 million has been recorded since 2001. Following our acquisition of L-MTP-PE and certain other assets from Jenner in early 2003, our research and development expenses related to L-MTP-PE have amounted to approximately $23.3 million consisting mainly of manufacturing costs, external consultant fees, and personnel-related costs. We charge all research and development expenses to operations as they are incurred. Since 2001, our cumulative research and development expenses, including impairment of patents and licenses, have represented approximately 71% of total cumulative operating expenses. We will continue to incur significant research and development and general administrative expenses related primarily to pursuing regulatory approval of L-MTP-PE in the near term, as well as the maturation of our other product development programs.
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
Results of Operations for the Three Months Ended September 30, 2008 and 2007
     Revenues. We had total revenues of $0.4 million for the three months ended September 30, 2008, compared to total revenues of $3.1 million for the three months ended September 30, 2007. For the three months ended September 30, 2008, the revenues were derived primarily from the completion of the European Union research grant related to our Dendritophage and liposomal KSA technologies for which the final funds were received during this period. For the three months ended September 30, 2007, substantially all of our revenues were generated from our research and development activities under our collaboration agreement with sanofi-aventis for the UVIDEM program.
     As a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program, we recognized the remaining $2.4 million of deferred revenue in the fourth quarter of 2007. The final settlement payment from sanofi-aventis of $5.7 million for program shut down costs pursuant to a March 2008 settlement agreement was received in April 2008. This amount was recorded as contract settlement income in the second quarter of 2008, and is included under Costs and Expenses in our condensed consolidated statement of operations for the nine months ended September 30, 2008 as a contra-expense account. The $5.7 million substantially covers all severance and facility shut-down costs related to the suspension of the UVIDEM development program and the closure of our operations in Paris, France. We will not receive further payments or revenues from sanofi-aventis for the UVIDEM program.
     Research and Development Expenses. Total research and development expenses were $3.1 million and $6.4 million for the three months ended September 30, 2008 and September 30, 2007, respectively. The decrease in research and development was primarily due to a $2.0 million reduction in spending related to clinical development of UVIDEM, which we placed on hold in December 2007 following sanofi-aventis’ notification that it was discontinuing its participation in the development of the program, $0.4 million in savings due to the closing of our Paris, France facility, and a $0.9 million reduction in spending related to regulatory filings and manufacturing of L-MTP-PE.
     Direct research and development expenses related to our product candidates to destroy residual cancer cells (L-MTP-PE and BEXIDEM) were approximately $2.0 million and $2.9 million for the three months ended September 30, 2008 and 2007, respectively. Direct research and development expenses related to our product candidates to prevent tumor recurrence (UVIDEM, IDM-2101 and COLLIDEM) were approximately $0.4 million and $2.5 million for the three months ended September 30, 2008 and 2007, respectively.
     Selling and Marketing Expenses. Selling and marketing expenses were $0.2 million for the three months ended September 30, 2008 and 2007, respectively. These expenses consisted primarily of costs related to our participation in trade conferences and to the employment costs of our business development employees.
     General and Administrative Expenses. General and administrative expenses were $1.8 million and $2.5 million for the three months ended September 30, 2008 and 2007, respectively. Expenses for the 2008 period were lower primarily due to savings from the closing of our Paris facility.

     Restructuring Expenses. A reversal of $31,000 in previously recorded restructuring expenses for the three months ended September 30, 2008 related to a payroll tax adjustment.
     Interest Income. Interest income for each of the three months ended September 30, 2008 and 2007 were $0.2 million and $0.4 million, respectively. The decrease in interest income during the 2008 period was due to lower average investment balances.
     Interest Expense related to warrants. Interest expense for the three months ended September 30, 2008 and 2007 was $0.4 million and negative expense of $2.7 million, respectively, substantially all of which is a non-cash interest expense to record the net change in the fair value of warrants issued in connection with the February and June 2007 financings. The increase in the fair value during the 2008 period is primarily due to the increase in our stock price and higher estimated volatility. The negative expense in the 2007 period was primarily due to reduction in our stock price.
     Foreign Exchange Gain or Loss. We have an inter-company loan from our subsidiary in France to our subsidiary in the United States. This loan is denominated in U.S. dollars and is revalued each quarter based on changes in the value of the U.S. dollar versus the euro and all related changes are recognized in earnings. For the three months ended September 30, 2008, we recorded a foreign exchange gain of $0.6 million compared to a loss of $0.8 million for the three months ended September 30, 2007. The gain in 2008 was due to the decrease in the exchange rate between the U.S. dollar and the euro during the quarter ended September 30, 2008, partially offset by a lower inter-company loan balance, compared to an increase in the exchange rate between the U.S. dollar and euro during the quarter ended September 30, 2007.
     Income Tax Benefit or Liability. We recorded $49,000 and $0.1 million of tax expense for the three months ended September 30, 2008 and 2007. The 2007 period reflects an adjustment of the provision for income tax in accordance with FIN 48 for uncertain income tax positions. Due to our historical losses, we maintain a full valuation allowance for all deferred tax assets with the exception of research and development tax credits generated by our Paris, France subsidiary, which are payable to us in cash if the credits are not utilized three years after they are generated.
     As of September 30, 2008, we had research and development tax credits of $0.7 million that represent an account receivable corresponding to our accumulated income tax benefit from the French government, of which $0.2 million is recoverable during the next twelve months.
     Net Loss. Our net loss increased to $4.2 million for the three months ended September 30, 2008, compared to $3.9 million for the three months ended September 30, 2007, as a result of the factors described above.
Results of Operations for the Nine Months Ended September 30, 2008 and 2007
     Revenues. We had total revenues of $2.9 million for the nine months ended September 30, 2008, compared to total revenues of $9.1 million for the nine months ended September 30, 2007. For each of the nine months ended September 30, 2008 and 2007, substantially all of our revenues were generated from our research and development activities under our collaboration agreement with sanofi-aventis for the UVIDEM program. For the nine months ended September 30, 2008, we recognized $2.4 million in revenues under our sanofi-aventis collaboration (all earned during the first quarter of 2008) compared to $9.0 million for the nine months ended September 30, 2007. We also received $0.5 million and $0.1 million from other contract revenues in the nine months ended September 30, 2008 and 2007, respectively. The increase in other contract revenues in 2008 was primarily due to the completion of the European Union research grant related to our Dendritophage and liposomal KSA technologies for which the final funds were received during the third quarter of 2008.
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

     Research and Development Expenses. Total research and development expenses were $10.2 million and $17.1 million for the nine months ended September 30, 2008 and September 30, 2007, respectively. The decrease in research and development expense during the 2008 period was primarily due to a $5.0 million reduction in spending related to clinical development of UVIDEM, which we placed on hold in December 2007 following sanofi-aventis’ notification that it was discontinuing its participation in the development of the program, a $1.6 million reduction associated with lower headcount and closing of the Company’s Paris, France facilities, and a $0.2 million reduction in spending related to regulatory filings and manufacturing of L-MTP-PE.
     Direct research and development expenses related to our product candidates to destroy residual cancer cells (L-MTP-PE and BEXIDEM) were approximately $5.8 million and $6.2 million for the nine months ended September 30, 2008 and 2007, respectively. Direct research and development expenses related to our product candidates to prevent tumor recurrence (UVIDEM, IDM-2101 and COLLIDEM) were approximately $1.7 million and $6.9 million for the nine months ended September 30, 2008 and 2007, respectively.
     Selling and Marketing Expenses. Selling and marketing expenses were $0.4 million for the nine months ended September 30, 2008 and 2007. These expenses consisted primarily of costs related to our participation in trade conferences and to the employment costs of our business development employees.
     General and Administrative Expenses. General and administrative expenses were $6.6 million and $9.2 million for the nine months ended September 30, 2008 and 2007, respectively. The higher expenses in 2007 included $0.5 million in fees paid to an investment advisor in relation to the $12.9 million private equity financing completed in February 2007, $0.8 million in severance benefits for the Company’s former CEO, and $0.5 million higher spending for finance-related consultants. Expenses for the 2008 period were also lower due to $0.7 million in savings from the closing of the Paris facility.
     Restructuring Expenses. Restructuring expenses were $3.7 million for the nine months ended September 30, 2008, which included $3.1 million of severance benefits and $0.6 million of shutdown costs related to the closing of our facility in France.
     Interest Income. Interest income for the nine months ended September 30, 2008 and 2007 was $0.6 million and $0.8 million, respectively. Higher interest income in 2007 was the result of higher cash investment balances due to the February and June 2007 financings.
     Interest Expense related to warrants. Interest expense for the nine months ended September 30, 2008 and 2007 was $4.6 million and negative $2.8 million, respectively, substantially all of which is a non-cash interest expense to record the net change in the fair value of warrants issued in connection with the February and June 2007 financings. The increase in the fair value during the 2008 period is primarily due to the increase in our stock price and higher estimated volatility.
     Foreign Exchange Gain or Loss. We have an inter-company loan from our subsidiary in France to our subsidiary in the United States. This loan is denominated in U.S. dollars and is revalued each quarter based on changes in the value of the dollar versus the euro and all related changes are recognized in earnings. For the nine months ended September 30, 2008, we recorded a foreign exchange loss of $0.2 million compared to a loss of $1.3 million for the nine months ended September 30, 2007. The larger loss in 2007 was primarily due to an increase in the exchange rate between the U.S. dollar and the euro during the 2007 period, along with a higher inter-company loan balance. In 2008, the exchange rate initially increased during the first quarter, but decreased thereafter, resulting in a smaller net foreign exchange loss for the nine month period.
     Income Tax Benefit or Liability. We recorded $0.1 million and $0.2 million of tax expense for the nine months ended September 30, 2008 and 2007, respectively. The 2007 period reflects an adjustment of the provision for income tax in accordance with FIN 48 for uncertain income tax positions. Due to our historical losses, we maintain a full valuation allowance for all deferred tax assets with the exception of research and development tax credits generated by our Paris subsidiary, which are payable to us in cash if the credits are not utilized three years after they are generated.

     As of September 30, 2008, we had research and development tax credits of $0.7 million that represent an account receivable corresponding to our accumulated income tax benefit from the French government, of which $0.2 million is recoverable during the next twelve months.
     Net Loss. Our net loss increased to $16.7 million for the nine months ended September 30, 2008, compared to $15.7 million for the nine months ended September 30, 2007, due to the factors described above.
Liquidity and Capital Resources
     As of September 30, 2008, our cash and cash equivalents totaled $18.4 million, compared to $28.4 million as of December 31, 2007. In February 2007 we completed a private placement of our common stock and warrants to purchase common stock and received approximately $12.9 million in gross proceeds. In June 2007, we completed a registered direct offering of our common stock and warrants to purchase common stock and received approximately $25.0 million in gross proceeds. Cash and cash equivalents include principally cash and money-market funds denominated in both euros and U.S. dollars. We use our cash and cash equivalents to cover research and development expenses and corporate expenses related to selling and marketing and general and administrative activities. If we enter into collaborations for certain of our products, we expect that our strategic partners would assume most, if not all, of the costs of further product development. Unless we find a strategic partner for a product, we bear all costs related to its development. We expect to incur significant expenses as we continue to pursue regulatory approval and potential commercialization of L-MTP-PE.
     Net cash used in operating activities decreased to $9.4 million for the nine months ended September 30, 2008, compared to $13.9 million for the nine months ended September 30, 2007. This decrease in cash used by operating activities was primarily the result of lower net cash losses including the effects from the shut down of our operations in Paris, France and the receipt of a final settlement payment from sanofi-aventis in connection with their decision to terminate their participation in the UVIDEM development program.
     Net cash provided by investing activities was $0.1 million during the nine month ended September 30, 2008, compared to $0.3 million of net cash used in investing activities during the nine months ended September 30, 2007. The proceeds from investing activities in 2008 is from sale of property and equipment from our Paris facility.
     As of September 30, 2008, our current liabilities were $13.9 million, which includes the current portion of deferred revenues of $0.4 million, $3.3 million in accounts payable, $1.0 million in accrued compensation for employees and $5.1 million related to common stock warrant liabilities. Current liabilities also include $4.1 million in accrued liabilities, including tax obligations, accrued severance, the current portion of an interest-free loan from the French government, and $0.4 million of potentially refundable up-front payments received from Cambridge Laboratories.
     Our long-term liabilities as of September 30, 2008 were $1.2 million, which includes the $0.8 million Novartis milestone payment accrual, the non-current portion of deferred revenues of $0.1 million, and the non-current portion of an interest-free loan of $0.3 million from the French government that provides support to French companies for research and development. We must repay the principal amount of the French government loan in installments of $0.2 million in 2008 and $0.3 million in 2011.
     Our financial requirements to date have been met primarily through sales of equity securities, payments received under our collaboration agreement with sanofi-aventis and other partners, together with grants received from governmental agencies. We have received a total of $138.7 million in gross proceeds from inception through the sale of equity securities, including $37.9 million in 2007.
     As a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program, and our decision to discontinue operations in Paris, France, we expect to generate little, if any, revenues in the near term. We expect to receive revenues from sales of our lead product candidate, L-MTP-PE, assuming that we receive regulatory approval and choose to market L-MTP-PE ourselves. However, we may have to spend significant amounts of capital to pursue regulatory approval of L-MTP-PE and we may not receive regulatory approval and, even if we do, any efforts by us or any future partners to commercialize L-MTP-PE may not be successful. In keeping with our overall strategy, we are seeking to enter into collaboration agreements for certain of our other development programs with strategic partners, which may provide additional sources of revenues, including milestone payments. However, we cannot be certain that we will enter into such agreements. In addition, the timing of our milestone payments cannot be predicted with certainty, and we may not receive payments if development targets are not achieved. Also, it is unlikely that milestone payments, even if received when expected, would fully cover our total research and development expenses for all of our projects. Royalties, if any, on commercial sales of products under development with strategic partners will not be received until at least such time as such products receive the required regulatory approvals and are launched on the market. We do not expect any of our products to receive final regulatory approval, if at all, before early 2009 and we cannot be sure of the timing of any such approval or successful commercialization following such approval. The timing for receipt of regulatory approval of products is subject to risks and uncertainties regarding development, regulatory matters, manufacturing and commercialization described in more detail in the section entitled “Risk Factors” including the possibility that the FDA or the EMEA may require that we conduct additional clinical trials and the risk that we may not receive necessary approvals from the FDA, the EMEA or similar drug regulatory agencies for the marketing and commercialization of L-MTP-PE when expected or at all.
     We will likely seek additional funding, which may be accomplished through equity or debt financings, and/or collaboration and license agreements and we are considering various business alternatives, including merger and acquisition transactions. We have engaged an investment bank to advise us in exploring alternatives available to us with respect to a possible merger or acquisition transaction. We may not be able to obtain additional financing or accomplish any other business transaction we decide to pursue on terms that are favorable to us or at all. In addition, we may not be able to enter into additional collaborations to reduce our funding requirements. Given the unprecedented volatility in the capital markets and the weakening economy, obtaining additional funding in the near future, whether through equity or debt financing and/or collaboration and license agreements, or otherwise completing a merger and acquisition transaction, may be difficult or impossible. If we acquire funds by issuing securities, dilution to existing stockholders will result. If we raise funds through additional collaborations and license agreements, we will likely have to relinquish some or all of the rights to our product candidates or technologies that we may have otherwise developed ourselves. We do not have committed sources of additional funding and may not be able to obtain additional funding, particularly if volatile conditions in the capital markets, and more particularly in the markets for biotechnology company stocks, persist. Our failure to obtain additional funding may require us to delay, reduce the scope of or eliminate one or more of our current research and development projects, sell certain of our assets (including one or more of our drug programs or technologies), sell our company, or dissolve and liquidate all of our assets.
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
     Our capital expenditures include purchase of property and equipment, including research and development laboratory equipment and product manufacturing facilities. Capital expenditures also include purchase of intangible assets, including payment of patent development costs, and acquisition of third party licenses, patents, and other intangibles.
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

     Under certain of our collaboration and licensing agreements, such as our agreement with Novartis, we are obligated to make specified payments upon achieving certain milestones relating to the development and approval of our products, or on the basis of net sales of our products. As of September 30, 2008, we believe that we have achieved two milestones totaling $750,000 due to Novartis that would be payable in the event L-MTP-PE is successfully commercialized in Europe. As such, we have recorded this amount as Patents, Trademarks and Other Licenses with a corresponding non-current liability on our balance sheet as of the quarter ended September 30, 2008. In addition, under certain of our agreements with clinical sites for the conduct of our clinical trials, we make payments based on the number of patients enrolled. There is significant variability associated with these agreements which are impacted by a variety of estimates and assumptions, including future sales volumes and timing of clinical trials and regulatory processes, which may not be accurate, may not be realized, and are inherently subject to various risks and uncertainties that are difficult to predict and are beyond our control.
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
Off-Balance Sheet Arrangements
     As of September 30, 2008, we were not a party to any transactions, agreements or contractual arrangements to which an entity that is not consolidated with us was a party, under which we had:
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
     Through the nine months ended September 30, 2008 and 2007, we spent approximately $10.2 million and $17.1 million, respectively, related to research and development. As a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program and our decision to close our Paris subsidiary, we expect our research and development expenses to decrease in 2008. Increased spending on L-MTP-PE associated with our decision to amend the NDA for L-MTP-PE in the U.S. and ongoing regulatory review in Europe will be partially offset as a result of shutting down our French operations and related development activities.

     If we succeed in gaining regulatory approval for L-MTP-PE and proceed with commercialization of L-MTP-PE ourselves, we expect our selling and marketing expenses to increase correspondingly with our activities to commercialize L-MTP-PE. In addition, we would expect to incur significant costs related to manufacturing L-MTP-PE, which would be recorded as cost of goods sold. Furthermore, we may owe milestone payments as well as royalties in the event of L-MTP-PE’s commercialization, under a licensing agreement with Ciba-Geigy, now Novartis, which was transferred to us by Jenner in 2003. However, our obligations to make milestone payments is contractually deferred until we realize profitability on L-MTP-PE.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At September 30, 2008, our investment portfolio included cash and money market accounts. Approximately $17.2 million of our cash is invested in three money market mutual funds, which consists primarily of government and high-grade securities, generally with maturities of less than three months. Due to their very short-term nature, such securities are subject to minimal interest rate risk. However, our investment can be affected by losses to the extent the underlying securities are adversely impacted by the current credit market conditions. The money market mutual funds are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although the funds seek to preserve the value of the investment at $1.00 per share, we can lose the invested principal if the underlying securities suffer losses. The funds may have holdings which include certain securities that are illiquid, in default, under restructuring or have been subject to a ratings downgrade. However, the funds continue to report a per share net asset value, or NAV, of $1.00, which represents the price at which investors buy and sell fund shares from and to the fund company. The NAV is computed once at the end of each trading day based on the closing market prices of the portfolio’s securities. We believe that our investment has not been impaired and that we can continue to withdraw our funds at any time without restriction. We will continue to monitor the value of the funds periodically for potential indicators of impairment
     We currently do not hedge interest rate exposure, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income. We also do not hedge currency exchange rate exposure.
     The current credit crisis may also have a potential impact on our need to obtain additional financing in the future and may impact the determination of fair values, financial instrument classification, or require impairments in the future.

ITEM 4T. CONTROLS AND PROCEDURES
     As of September 30, 2008, we have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer, or CEO, our principal executive officer, and our Senior Vice President, Finance and Administration and Chief Financial Officer, or CFO, our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our evaluation included a review of changes implemented since the quarter ended June 30, 2008 to remediate a material weakness at that time related to the application of SFAS No. 123(R) in accounting for non-routine compensation-related transactions such as potential bonus payments and potential restricted stock vesting that include both a milestone achievement component and a service period component. These changes included supplementing internal staff expertise with independent, third party experts regarding accounting treatment of unusual or non-routine compensation-related transactions and revising and enhancing the review process for unusual, non-routine compensation-related transactions. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2008.
     Our management does not expect that our disclosure control and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, or misstatements due to error, if any, within the Company have been detected. While we believe that our disclosure controls and procedures and internal control over financial reporting are effective, in light of the foregoing, we intend to continue to examine and refine our disclosure controls and procedures and internal control over financial reporting.
     An evaluation was also performed under the supervision and with the participation of our management, including our CEO and CFO, of any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Other than those changes described above in connection with the remediation of a material weakness, that evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     We submitted an NDA to the FDA for L-MTP-PE, requesting approval for its use in the treatment of newly diagnosed resectable high grade osteosarcoma patients following surgical resection in combination with multiple agent chemotherapy. In August 2007, the FDA issued a non-approvable letter to us after completing the review of the NDA for L-MTP-PE. In this letter, the FDA requested data from additional clinical trials to demonstrate the benefit of L-MTP-PE, as well as information or clarification with respect to other sections of the NDA. We are continuing to work to collect and analyze patient follow up data from the Phase 3 clinical trial of L-MTP-PE conducted by the COG and to respond to other questions in the not approvable letter from the FDA, which we would submit in an amended NDA. We now expect to file an amendment to the NDA in the first quarter of 2009, as we focus our resources in the near term on our European marketing application for L-MTP-PE, although we may ultimately delay or determine not to file an amended NDA, particularly if the CHMP raises or re-asserts any significant objections to the MAA for L-MTP-PE at its November 2008 meeting described below or if CHMP further delays the MAA or it is otherwise not approved by the EMEA.
     We submitted an MAA for L-MTP-PE to the EMEA in November 2006. We attended an oral explanation hearing before the CHMP regarding the MAA on January 23, 2008. The CHMP considered, in a non-binding opinion, that the data presented by us suggested a possible clinical benefit in terms of survival. However, the CHMP requested clarification of the existing data in order to gain assurance about the quality of the data before drawing any final conclusions from the data presented. In addition, we are required to address a number of remaining questions relating to chemistry, manufacturing and controls (CMC). As a result of the CHMP’s non-binding opinion, we were granted a clock stop, or time extension, to allow us additional time to respond to all the remaining questions regarding the MAA. Following its June and September 2008 meetings, the CHMP requested us to provide additional data analyses from the Phase 3 L-MTP-PE trial while at the same time determining that the COG Phase 3 trial is compliant with Good Clinical Practices (GCP) and that the database from this pivotal study can be reliably used in the evaluation process of the MAA. We also received feedback from the CHMP that there are no major objections remaining related to chemistry, manufacturing and controls.
     While we believe we have satisfactorily addressed major issues related to the positive benefit/risk assessment reached at the oral explanation meeting with the CHMP in Jaunary 2008, the CHMP invited us to present to its Scientific Advisory Group on Oncology (SAG-O) on November 6, 2008 and, if required, to present to the CHMP at its monthly meeting on November 17-20, 2008, to address certain open questions arising from the assessment by the Rapporteur and Co-Rapporteur appointed by the CHMP to assess scientific matters related to L-MTP-PE. The open questions relate primarily to the data analysis in the MAA and include mechanism of action, subgroup analyses, drug-drug interactions, patient censoring and adverse events. The SAG-O is regularly convened at the request of the CHMP to provide independent advice and analysis on scientific and technical matters relating to oncology products under evaluation by the CHMP, or on other scientific issues relevant to CHMP’s assessment of oncology products. The SAG-O will provide its responses to the specific questions raised by the CHMP regarding L-MTP-PE and these responses will be considered in the context of the CHMP’s final opinion on L-MTP-PE that the Company now believes will be voted on in November of 2008 for formal adoption by the CHMP in December of 2008. If the CHMP votes in favor of granting a marketing authorization, a final binding decision from the European Commission is expected in the first quarter of 2009.

     The Company believes that it has adequately addressed and responded to the questions posed to the SAG-O by the CHMP, at its meeting with the SAG-O on November 6, 2008. In addition, the Company has responded in writing to the CHMP to the remaining open questions, and may make an oral presentation to the CHMP at its meeting scheduled to take place November 17-20. The Company believes these written responses and, if required, the presentation adequately address the remaining open questions on the MAA and support a favorable overall clinical benefit/risk assessment and approval of L-MTP-PE in patients with non-metastatic osteosarcoma. There can be no assurance that the CHMP will issue a positive opinion regarding L-MTP-PE at its meeting on November 17-20, if ever. In fact, the CHMP may issue a negative opinion at the meeting on November 17-20. If we receive a negative opinion from the CHMP, we will have to determine which options are available to us at that time, which may include seeking a reexamination of the negative opinion by CHMP or withdrawing the MAA in Europe. Irrespective of the options we choose to pursue, a negative opinion would also be viewed as an indicator of impairment of the assets related to L-MTP-PE which we are carrying on our books. Accordingly, in the event of a negative opinion from the CHMP, we would immediately impair and take a net charge of $1.2 million related to these assets, which would result in a substantially lower value of the assets than reflected in the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q. The $1.2 million net charge would consist of a $2.7 million impairment charge of L-MTP-PE assets, offset by $0.7 million of accrued performance-based compensation, which payment is contingent on our receipt of a positive opinion with respect to MAA for L-MTP-PE and $0.8 million of accrued liabilities previously recorded in connection with anticipated payment to Novartis upon successful commercialization of our product. Also, the goodwill of $2.8 million and certain long-lived assets could be impaired as a result of a negative opinion. In addition, we would consider implementing significant cost-cutting measures, including a possible workforce reduction and the termination of L-MTP-PE development activities. We would also continue to assess strategic alternatives, including a possible merger or acquisition transaction, a reorganization involving in-licensing or acquisition of products, or the termination of our operations as a going concern. Substantial challenges and risks would make it difficult to successfully implement any strategic alternative, which would be further complicated by the unprecedented volatility in the capital markets and the weakening economy, and even if we determine to pursue one or more of these alternatives, we may be unable to complete a transaction on acceptable terms if at all. In particular, while we have been evaluating strategic alternatives available to us, including a possible merger or our acquisition, if we receive a negative opinion from the CHMP regarding L-MTP-PE, the potential to complete such a transaction would be significantly adversely affected.
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
     We may not be able to collect, analyze and submit additional data in an amendment to the NDA for L-MTP-PE in the first quarter of 2009, if at all. Further, it is possible that the additional data will not support the benefit of L-MTP-PE in the treatment of non-metastatic osteosarcoma, will not allow a more robust analysis of L-MTP-PE, will not continue to support the overall survival benefit of L-MTP-PE in osteosarcoma, and may not provide substantial evidence for the potential regulatory approval of L-MTP-PE.
     Other risks relating to regulatory approval of L-MTP-PE include our ability and time needed to respond to questions raised during review with regard to regulatory submissions for L-MTP-PE. In addition, FDA staffing issues could delay critical FDA meetings that are needed to file our amended NDA. We may not be able to address outstanding issues of the FDA, the EMEA or any other regulatory authority in a timely fashion, or at all. For instance, the FDA’s not approvable letter related to the NDA for L-MTP-PE requested data from additional clinical trials to demonstrate the benefit of L-MTP-PE, and we do not have sufficient financial, operational and other resources necessary to complete additional clinical trials. If we are not able to address these issues to the satisfaction of the applicable regulatory authorities, we may not receive necessary approvals for the marketing and commercialization of L-MTP-PE when expected or at all. We do not expect any regulatory approval of L-MTP-PE to occur before the first quarter of 2009.

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
     L-MTP-PE has received orphan drug designation in the United States and in Europe, which would provide us with a seven-year period of exclusive marketing in the United States commencing on the date of FDA approval and a 10-year period of exclusive marketing in Europe commencing on the date of EMEA approval. This would apply only to osteosarcoma, the indication for which L-MTP-PE has been designated as an orphan product. However, we may lose this marketing exclusivity should a new treatment be developed which is proven to be more effective than L-MTP-PE. In addition, although our patent protecting the liposomal formulation of L-MTP-PE was set to expire in November 2007 in the United States, we expect to be able to extend it until November 2012. The European patents for the liposomal formulation of L-MTP-PE expired in 2005 and certain other patents covering the active ingredient in L-MTP-PE expired at the end of 2003. As a result, if a competitor develops a new formulation for L-MTP-PE, we may face generic competition following the expiration of market exclusivity under the orphan drug designation, which we expect to occur in 2015 with respect to the United States and 2019 with respect to Europe. If we are not able to commercialize L-MTP-PE successfully, we may not bring to market our other product candidates for several years, if ever, and our prospects will be harmed as a result.

*We are evaluating our research and development programs and considering strategic transactions, but we may not be able to complete any transaction successfully.
     As previously announced, we are evaluating our research and development programs, including related assets and costs, and strategic alternatives available to us. The options we are considering include various transactions, including merger or acquisition opportunities, which may involve a change in control of our company. Our consideration and completion of any strategic transaction is subject to risks that could materially and adversely affect our business and financial results, including risks that we will forego business opportunities while any transaction is being considered or is pending; that our business, including our ability to retain key employees, may suffer due to uncertainty; risks inherent in negotiating and completing any transaction, including whether we would be able to complete a transaction on favorable terms if at all; and challenges in integrating businesses and technologies in the event any transaction is completed. In particular, while we have been evaluating strategic alternatives available to us, including a possible merger or our acquisition, if we receive a negative opinion from the CHMP regarding L-MTP-PE, the potential to complete such a transaction would be significantly adversely affected. Our efforts to implement any strategic alternative would be further complicated by the unprecedented volatility in the capital markets and the weakening economy. If we are not able to complete a strategic transaction within a reasonable period of time, we will need to obtain additional funding in order to be able to continue to operate our business.
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
*Our substantial additional capital requirements will require that we obtain additional funding if we do not complete a strategic transaction; if we are not able to obtain additional funding when needed, we may be required to sell our assets or our company, or dissolve and liquidate all of our assets.
     We will continue to spend substantial amounts on research and development, including amounts spent for manufacturing clinical supplies, conducting clinical trials for our product candidates, and advancing development of certain sponsored and partnered programs. While we have taken appropriate steps designed to contain such expenses, we cannot be certain that we will reduce our expenses sufficiently in light of our available funds. We will need to raise additional funding to continue to operate our business if we do not complete a strategic transaction. We do not have committed external sources of funding and may not be able to obtain any additional funding, depending upon the outcome of regulatory review of L-MTP-PE and the volatile market conditions, particularly for biotechnology companies. We believe our existing cash resources, including approximately $37.9 million raised through financings in February 2007 and June 2007 are sufficient to meet our cash requirements into the first half of 2009, based on our current operating plan. Our future operational and capital requirements will depend on many factors, including:
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
     We will likely seek additional funding, which may be accomplished through equity or debt financings and/or collaboration and license agreements and we are considering various business alternatives, including merger and acquisition transactions. Given the unprecedented volatility in the capital markets and the weakening economy, obtaining additional funding in the near future, whether through equity or debt financing and/or collaboration and license agreements, or otherwise completing a merger and acquisition transaction, may be difficult or impossible. We have engaged JMP Securities, an investment bank, to advise us in exploring alternatives available to us with respect to a possible merger or acquisition transaction. We may not be able to obtain additional financing or accomplish any other business transaction we decide to pursue on terms that are favorable to us or at all. For example, the terms of the February 2007 $12.9 million private placement of our common stock include various penalties equal to up to approximately $1.6 million on an annual basis that may become due if, among other things, the resale registration statement we have filed in connection with that private placement is not available for resale by the purchasers in the private placement and under certain other conditions set forth in the unit purchase agreement related to the private placement. In addition, we may not be able to enter into additional collaborations to reduce our funding requirements. If we acquire funds by issuing securities, dilution to existing stockholders will result. If we raise funds through additional collaborations and license agreements, we will likely have to relinquish some or all of the rights to our product candidates or technologies that we may have otherwise developed ourselves.
     Our failure to obtain additional funding may require us to delay, reduce the scope of or eliminate one or more of our current research and development projects, sell certain of our assets (including one or more of our drug programs or technologies), sell our company, or dissolve and liquidate all of our assets. For example, given constraints on our cash resources, we have put on hold further development of UVIDEM, BEXIDEM and COLLIDEM candidates as we devote existing capital to the development of our lead product candidate, L-MTP-PE.
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
     We have experienced significant operating losses since our inception. Our cumulative net loss was $214.8 million as of September 30, 2008. It is likely that we will continue to incur substantial net operating losses for the foreseeable future, which may adversely affect our ability to continue operations. We have not generated revenues from the commercialization of any product. All of our revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants, certain asset divestitures and interest income. Substantially all of our revenues through at least 2008 are expected to result only from investment income. To achieve profitable operations, we, alone or with collaborators, must successfully identify, develop, register and market proprietary products. We do not expect to generate revenues from the commercialization of any product until mid 2009 at the earliest, assuming that one or more regulatory agencies approve L-MTP-PE’s commercialization, which may not occur when expected or at all. We may not be able to generate sufficient product revenue to become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or yearly basis.
*If we lose our key management personnel or are unable to attract and retain qualified personnel, it could delay or hurt our research and product development efforts.
     We are dependent on the principal members of our management staff, including Mr. Timothy P. Walbert, President and Chief Executive Officer, Mr. Robert J. De Vaere, Senior Vice President, Finance and Administration and Chief Financial Officer, Dr. Jeffrey W. Sherman, M.D., FACP, Senior Vice President, Research and Development and Chief Medical Officer, and Mr. Timothy C. Melkus, Senior Vice President, Business Development and Operations. We have previously entered into employment contracts and retention agreements with the aforementioned management staff, which we believe provide them incentives to remain as employees with us, although there can be no assurance they will do so. We do not maintain key person life insurance on the life of any employee. Our ability to develop our products and achieve our other business objectives also depends in part on the continued service of our key management personnel and our ability to identify hire and retain additional qualified personnel. We do not have employment agreements with most of our non-management personnel. However, we have entered into retention bonus arrangements with certain of our employees, which we believe provide them incentives to remain as employees with us, although there can be no assurance they will do so. As previously disclosed, Mr. Walbert and Mr. De Vaere are also serving as President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer, respectively, of Horizon Therapeutics, Inc., a private biopharmaceutical company focused on the development of prescription drugs for mild to moderate pain relief, while continuing to serve as our President, Chief Executive Officer and a member of the

Board, and Senior Vice President Finance and Administration and Chief Financial Officer, respectively. There are risks that the dual-employment arrangement may not be sustainable for an extended period. There is intense competition for qualified personnel in chemistry, biochemistry, molecular biology, immunology and other areas of our proposed activities, and we may not be able to continue to attract and retain such personnel necessary for the development of our business. Because of the intense competition for qualified personnel among technology-based businesses, particularly in the Southern California area, we may not be successful in adding technical personnel as needed to meet the staffing requirements of additional collaborative relationships. Our failure to attract and retain key personnel could delay or be significantly detrimental to our product development programs and could cause our stock price to decline.
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
     The market prices for securities of biotechnology companies, including our common stock, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are not necessarily related to the operating performance of such companies. From August 16, 2005, when we began trading on the NASDAQ Global Market under our new trading symbol “IDMI” through September 30, 2008, the closing stock price of our common stock ranged from $0.59 to $9.27 and has been and will continue to be influenced by general market and industry conditions. In addition, the following factors may have a significant effect on the market price of our common stock:
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
     Our executive officers and directors, in the aggregate, beneficially own approximately 0.5% of the shares of our common stock as of September 30, 2008. Moreover, Palo Alto Investors, LLC, Medarex, and sanofi-aventis currently own approximately 40.0%, 10.4%, and 7.9%, respectively, of the total shares of our common stock outstanding as September 30, 2008. As a result, Palo Alto Investors LLC, Medarex and sanofi-aventis, and our other principal stockholders, executive officers and directors, should they decide to act together, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors, distribution of dividends, changes to our bylaws and other important decisions, such as future equity issuances. To our knowledge, Palo Alto Investors LLC, Medarex, and sanofi-aventis have not, nor have any of our other principal stockholders, entered into any voting agreements or formed a group as defined under the Exchange Act.
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

ITEM 6. EXHIBITS

Exhibit
Number	Document Description

3.1	Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 2, 1991.(1)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on April 2, 1993.(2)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 5, 1995.(3)

3.4	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 5, 1995.(3)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 2, 1998.(4)

3.6	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 2, 1998.(4)

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 12, 1998.(5)

3.8	Certificate of Designations of the Series S and Series S-1 Preferred Stock filed with the Secretary of State of Delaware on June 29, 1999.(6)

3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 1, 1999.(7)

3.10	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on September 23, 1999.(8)

3.11	Certificate of Decrease of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on September 23, 1999.(8)

3.12	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 17, 2004.(9)

3.13	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on August 15, 2005.(10)

3.14	Certificate of Ownership and Merger, filed with the Secretary of State of Delaware on August 15, 2005.(10)

3.15	Amended and Restated Bylaws of the Company. (12)

4.1	Reference is made to Exhibits 3.1 through 3.15.

4.2	Specimen certificate of the Common Stock. (14)

4.3	Unit Purchase Agreement, dated February 20, 2007, by and among the Registrant and the purchasers listed on Exhibit A thereto. (11)

4.4	Form of Warrant. (11)

4.5	Form of Securities Purchase Agreement. (13)

4.6	Form of Warrant. (13)

10.1	Amendment to Employment Agreement with Robert J. De Vaere, dated October 16, 2008.(*)

10.2	Amendment to 2008 Retention Compensation and Bonus Plan for Robert J. De Veare, dated October 18, 2008.(*)

10.3	Bonnie J. Mills Separation Agreement, dated June 30, 2008.(*)

Exhibit
Number	Document Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted).

32.1	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted).

*	Executive Compensation Plans and Arrangements

(1)	Incorporated by reference to the Company’s Form S-1 Registration Statement and Amendments thereto filed with Securities and Exchange Commission (the “SEC”) (File No. 33-43356).

(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 22, 1993.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the SEC on March 31, 1995.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, filed with the SEC on August 14, 1998.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the SEC on November 16, 1998.

(6)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on July 16, 1999.

(7)	Incorporated by reference to the Company’s Definitive Proxy Statement, filed with the SEC on Form DEF 14A on July 28, 1999.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed with the SEC on November 15, 1999.

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on July 2, 2004.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2005.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 21, 2007.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 27, 2007.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2007.

IDM PHARMA, INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDM PHARMA, INC.
Dated: November 13, 2008	By:	/s/ Timothy P. Walbert
Timothy P. Walbert
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 13, 2008	By:	/s/ Robert J. De Vaere
Robert J. De Vaere
Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)