Form 10-K
period 2008-12-31
IDM PHARMA, INC.
filed 2009-03-31
CIK 822206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $24.8 million, based on the closing price on that date of Common Stock on the Nasdaq Global Market.*

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, was 25,273,935 as of March 24, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 29, 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K.

*	Excludes 10,118,455 shares of Common Stock held by directors and officers and stockholders whose ownership exceeds 10% of the Common Stock outstanding on June 30, 2008. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

PART I

Item 1.	Business

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

MEPACT® is our registered trademark. All other trademarks or trade names appearing in this annual report are the property of their respective holders.

Unless specifically noted otherwise, as used throughout these consolidated financial statements, “IDM Pharma,” the “Company” or “we,” “our,” “us” or “its” refers to the operations and financial results of IDM Pharma, Inc. and its subsidiaries on a consolidated basis, and “IDM Pharma S.A.” refers to IDM Pharma, Inc.’s French subsidiary, which until December 2007 was known as IDM S.A.

Overview

We are a biopharmaceutical company focused on the development of innovative cancer products that either destroy cancer cells by activating the immune system or prevent tumor recurrence by triggering a specific adaptive immune response. We were incorporated in Delaware in July 1987.

We are developing our lead product candidate, mifamurtide, or L-MTP-PE, known as MEPACT® in Europe, for the treatment in combination with chemotherapy following surgery of patients with non-metastatic resectable osteosarcoma, or bone cancer. We have received orphan drug designation for mifamurtide in the United States, or U.S., and the European Union, or EU, for the treatment of osteosarcoma. A Phase 3 clinical trial for the treatment of osteosarcoma was completed by the Children’s Oncology Group, or COG, before the product candidate was acquired by us in 2003. In October 2006, we submitted a New Drug Application, or NDA, in electronic Common Technical Document, or eCTD format, to the U.S. Food and Drug Administration, or the FDA, for mifamurtide, requesting approval for its use in the treatment of patients with newly diagnosed resectable high-grade osteosarcoma following surgical resection in combination with multiple agent chemotherapy. The FDA accepted the NDA for substantive review, on a standard review basis, contingent upon our commitment to provide pharmacokinetic data for the to-be-marketed mifamurtide product.

In November 2006, we submitted a Marketing Authorization Application, or MAA, for MEPACT to the European Medicines Agency, or EMEA. The EMEA determined the application was valid and the review procedure was started in late November 2006.

We attended an oral explanation hearing before the Committee for Medicinal Products for Human Use, or CHMP, the scientific committee of the EMEA, regarding the MAA on January 23, 2008. The CHMP considered, in a non-binding opinion, that the data presented by us suggested a possible clinical benefit of MEPACT in terms of survival. As a result of the CHMP’s non-binding opinion, we were granted a clock stop, or time extension, to allow us additional time to respond to all the remaining questions regarding the MEPACT MAA. On November 17, 2008, the CHMP issued a positive opinion, recommending grant of a centralized marketing authorization for MEPACT. The CHMP recommendation was formally adopted by the CHMP on December 18, 2008, and final European Commission, or EC, approval was received on March 6, 2009. The centralized marketing authorization allows MEPACT to be marketed in the 27 Member States of the EU, as well as in Iceland, Liechtenstein and Norway. MEPACT was granted orphan medicinal product status in Europe in 2004 and under European pharmaceutical legislation is entitled to a period of 10 years market exclusivity in respect of the approved indication.

In the U.S., the FDA’s Oncologic Drugs Advisory Committee, or ODAC, met on May 9, 2007 and voted 12 to 2 that the submitted results of the Phase 3 trial did not provide substantial evidence of effectiveness of mifamurtide in the treatment of patients with non-metastatic, resectable osteosarcoma receiving combination chemotherapy. On July 23, 2007, following a meeting with the FDA, we announced that we would collect, analyze and submit additional data for mifamurtide to the FDA, in an amendment to the NDA. On August 27, 2007, the FDA issued a not approvable letter to us after completing the review of the NDA for mifamurtide. The FDA requested data from additional clinical trials to demonstrate the benefit of mifamurtide, as well as information or clarification with respect to other sections of the NDA. We do not believe that additional clinical trials are necessary to gain approval of the mifamurtide NDA. While we believe that the existing clinical trial data justifies approval of mifamurtide in the U.S., there are no assurances that the FDA will accept our amended NDA as supportive for approval. We do not have sufficient resources to conduct additional clinical trials of mifamurtide in the U.S. In order to focus on those areas we believe can provide the most near term value to our stockholders and to ensure we have adequate cash to complete our review of strategic options for the Company, we are concentrating our near-term efforts on certain MEPACT pre-launch commercial activities in Europe and review of such strategic options, including merger or acquisition opportunities, which may involve a change in control of our company. Consequently, we have placed the U.S. mifamurtide NDA amendment submission on hold until we complete our strategic review, which will allow us to operate into the third quarter of 2009. We have engaged JMP Securities, an investment bank, to advise us in exploring alternatives available to us with respect to a possible merger or acquisition transaction.

The timing of potential marketing approval of mifamurtide in the U.S. is subject to risks and uncertainties beyond our control. These risks and uncertainties regarding product approval and commercialization include the timing of submission and FDA review of the amendment to the NDA, our ability to respond to questions and concerns raised by the FDA in a satisfactory manner, the time needed to respond to any issues raised by the FDA during the review of our amended NDA for mifamurtide and the possibility that the FDA may not consider existing safety and efficacy data, the Phase 3 study design, conduct and analysis, available nonclinical studies, or the existing drug comparability studies between the drug used in the Phase 3 study and the drug manufactured by us as adequate or valid for their assessment of the marketing approval of mifamurtide. These factors may cause delays in submission or review of the NDA amendment, may result in the FDA requiring us to conduct or complete additional clinical trials, nonclinical and drug comparability studies, or may result in a determination by the FDA that the data in the to be submitted NDA amendment do not support marketing approval. As a result, we may not receive approval from the FDA for the marketing and commercialization of mifamurtide in the U.S. when expected or at all.

In addition, we currently do not have operational sales and marketing infrastructure for mifamurtide and do not currently have plans or sufficient funds to secure this capability. We would need to complete a strategic collaboration or other transaction with a strategic partner that has EU and/or U.S. commercialization abilities or otherwise arrange for the commercialization ourselves. If we are unable to commercialize mifamurtide ourselves or with or through a partner, any delay would materially adversely affect our business and financial position due to reduced or delayed revenues from mifamurtide sales.

We have an agreement with Novartis granting us an exclusive, worldwide license to intellectual property rights relating to mifamurtide. We have exclusive worldwide sales and marketing rights for mifamurtide, except in Israel and South East Europe where we licensed distribution rights to third parties.

We had been jointly developing UVIDEM®, a cell-based therapeutic vaccine product candidate based on dendritic cells, with sanofi-aventis S.A., or sanofi-aventis. UVIDEM is based on dendritic cells, a type of specialized immune cells derived from a patient’s own white blood cells, exposed to tumor cell antigens in our production facility and then reinjected into the patient in order to stimulate the immune system to recognize and kill tumor cells that display these antigens on their surface. We completed patient enrollment in two Phase 2 clinical trials of UVIDEM for the treatment of melanoma and in the fourth quarter of 2007 started a new Phase 2 clinical trial of UVIDEM.

On December 26, 2007, sanofi-aventis notified us of its decision to terminate its participation in the UVIDEM development program and we have put on hold further development of the program. In March 2008, we and sanofi-aventis entered into an agreement, referred to as the Settlement Agreement, aimed at resolving the various pending or potential issues related to the UVIDEM development program. All rights to the UVIDEM development program have reverted to us, and sanofi-aventis has no further rights to that program, including any right of first refusal. In accordance with the terms of the Settlement Agreement, sanofi-aventis retains its options with respect to our other cell therapy programs under an existing collaboration agreement for the development and commercialization of up to 20 Cell Drugs, a term we use to refer to therapeutic products derived from a patient’s own white blood cells, over a 10-year period, although we do not currently have any such programs in development, or plans to conduct any further development. The Settlement Agreement also provided that sanofi-aventis would pay $8.1 million (€5.2 million converted at the average exchange rate in the second quarter of 2008). Of the $8.1 million, $2.4 million was for the research and development costs of the UVIDEM development program for the first quarter of 2008, which was received and recognized as revenue in that quarter, and $5.7 million was related to the shut down of the UVIDEM program, which was received and recognized as contract settlement income in the second quarter of 2008. In addition, we recognized the remaining $2.4 million of deferred revenue relating to this program in the fourth quarter of 2007.

We have also been developing IDM-2101 for non-small cell lung cancer, or NSCLC. IDM-2101 is composed of multiple tumor-specific cytotoxic T-lymphocyte (CTL), epitopes that were selected from tumor-associated antigens. Some of the epitopes have been modified to create analogs in order to enhance the potency of the T cell response induced by the vaccine. We reported on early Phase 2 results of IDM-2101 at the ASCO meeting in June 2007 and the iSBTc meeting in November 2007, and reported on Phase 2 follow-up data at the ASCO meeting in June 2008. A manuscript of the study results were submitted, accepted and published in the September 20, 2008 issue of the Journal of Clinical Oncology. To conserve capital, we have put all further development of IDM-2101 on hold other than planning activities for possible future clinical studies.

As previously announced, we are evaluating our research and development programs, including related assets and costs, and strategic alternatives available to us. We are focusing our current research and development activities primarily on mifamurtide. In order to contain our expenses, we have put on hold further development of our other product candidates, including UVIDEM for treatment of melanoma, COLLIDEM for treatment of colorectal cancer and BEXIDEM, a product candidate for which we completed the Phase 2 stage of a Phase 2/3 clinical trial in Europe for the treatment of superficial bladder cancer, until collaborative partners can be found or other funding for those programs becomes available.

We control proprietary technology rights in the following areas:

•	for our products that are designed to destroy residual cancer cells, we have rights to both non-cellular immunotherapies that stimulate the immune system non-specifically such as mifamurtide, and cellular immunotherapies that use activated macrophages, such as BEXIDEM,

•	for our Dendritophage products that are designed to prevent tumor recurrence, we have rights to specific immunotherapies using dendritic cell vaccines, a type of therapeutic cancer vaccine, and

•	for our synthetic vaccines, we have rights to specific combinations of peptides and analogs of peptides called epitopes.

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

As of December 31, 2008, sanofi-aventis owned approximately 4.6% of our common stock. We also have an agreement with Medarex, Inc., a leader in the development of antibody-based therapies. As of December 31, 2008, Medarex owned approximately 10.4% of our common stock.

We completed a $12.9 million equity financing in February 2007 and a $25.0 million equity financing in June 2007 (see Note 8 in the notes to the consolidated financial statements). These proceeds and savings from continued cost management initiatives are expected to provide sufficient working capital for our currently planned operations into the third quarter of 2009.

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

According to the American Cancer Society, cancer is the second leading cause of death in the United States, exceeded only by heart disease. The cancer death rate was 4% higher in 2000 than in 1950, according to American Cancer Society estimates, despite a decrease in death rates for other major chronic diseases during this period. The American Cancer Society also estimated that more than 1.4 million people in the United States were diagnosed with cancer in 2008 and about 565,000 people died from the disease. According to the American Cancer Society, lung and bronchus cancer is expected to be the most common fatal cancer in men, representing approximately 31% of cancer deaths, followed by prostate (10%) and colon and rectal cancers (8%). In women, lung and bronchus cancer is also expected to be the most common fatal cancer, representing approximately 26% of cancer deaths, followed by breast (15%) and colon and rectal cancers (9%). As cancer is a disease that may progress slowly, the total number of people living with cancer significantly exceeds the number of patients diagnosed with cancer in a given year.

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

Lung cancer

Cancer of the lungs continues to be a major health problem with a very high mortality rate and represents the leading cause of cancer death in the U.S. According to the American Cancer Society, approximately 215,020 new lung cancer cases were diagnosed in the U.S. in 2008, and an estimated 161,840 patients died from lung cancer. The American Cancer Society also estimates that non-small cell lung cancer, or NSCLC, represents 87% of all lung cancers.

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

Our lead product candidate, mifamurtide, L-MTP-PE, known as MEPACT® in Europe, is one of a family of macrophage activators, or immune system stimulants, that activate macrophages inside the body. Mifamurtide is a fully synthetic chemical entity based on immunostimulatory components and designed to activate macrophages. It is administered in an intravenous formulation that promotes delivery to tissue macrophages prominent in the lung and liver. Extensive development of mifamurtide has been completed, including a large randomized Phase 3 study in patients with osteosarcoma. We have submitted regulatory filings in the U.S. and the EU requesting approval to market mifamurtide for use in the treatment of patients with newly diagnosed resectable high-grade osteosarcoma in combination with multiple agent chemotherapy. On November 17, 2008, the CHMP issued a positive opinion, recommending grant of a centralized marketing authorization for MEPACT. The CHMP recommendation was formally adopted by the CHMP on December 18, 2008 and final European Commission approval was received on March 6, 2009. We received a not approvable letter from the FDA with respect to mifamurtide in August 2007. In order to focus existing resources on certain MEPACT pre-launch commercial activities in Europe and to conserve cash while we complete our review of strategic options for the Company, we have placed the U.S. mifamurtide NDA amendment submission on hold until we complete our review. Mifamurtide has received orphan drug designation in the U.S. and the EU for use in this cancer indication.

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

We have developed a method for the ex-vivo generation of monocyte-derived dendritic cells, or Dendritophages, using IL-13, a biological compound that contributes to the transformation of white blood cells into Dendritophages. In our good manufacturing practices, or GMP, compliant manufacturing facilities, we have generated Dendritophages and exposed them to relevant antigens or epitopes before reinjection into the patient. The effects of Dendritophages loaded with a recombinant protein, tumor cell lysates which are a type of cell extract, or epitopes have been studied in Phase 1/2 clinical trials. We had been jointly developing one of our products based on Dendritophages, UVIDEM, with sanofi-aventis. We completed patient enrollment in two Phase 2 clinical trials of UVIDEM for the treatment of melanoma and in the fourth quarter of 2007 started a new Phase 2 clinical trial of UVIDEM. Following sanofi-aventis’ notice of its decision to terminate its participation in the UVIDEM development program in December 2007, we put further development of the program on hold. We also have a second product candidate based on Dendritophages, COLLIDEM, which completed Phase 1/2 development for the treatment of colorectal cancer, and further development of which is currently on hold.

Advantages of Our Approaches

We believe that our immunotherapy products represent a significant innovation in the development and delivery of cancer therapeutics and consider them to be complementary to existing approaches for the following reasons:

•	Multiple and Complementary Product Categories. We use different innovative approaches to fight cancer. We use both ex-vivo and in-vivo activation of immune cells to stimulate and enhance the body’s natural defenses. We have product candidates designed to destroy residual cancer cells, such as our macrophage activators and our MAK-based products, and product candidates designed to prevent tumor recurrence, such as our synthetic-peptides-based or Dendritophage-based cancer treatments.

•	Unique Macrophage-Based Approach. To our knowledge, we are the only company that is developing products based on activation of macrophages. This includes mifamurtide.

•	Benefits of Ex-Vivo Engineering of Dendritophages. Our Dendritophages are produced outside the body and therefore in isolation from the potential negative effects of cancer on dendritic cell function. As a result, we believe that they should continue to function after injection into a cancer patient to trigger a broad immune response.

•	Potential Product Synergies. Our immune system stimulants, such as mifamurtide, have independent therapeutic activity as well as the potential to enhance the activity of some of our Cell Drugs. If successful, these products could be used alone and in combination, increasing their potential value.

•	Low Toxicity and Well-Tolerated. Unlike chemotherapy and other conventional cancer treatments, our multiple approaches to immunotherapy have been shown in clinical trials to have low toxicity and to be well-tolerated.

•	Potential to Treat a Wide Variety of Cancers. Because our MAK cells are not tumor specific and because our Dendritophages can be loaded with a variety of antigens or synthetic peptides, we are able to develop new product opportunities for the treatment of a variety of cancers.

•	Use of Epitopes in Vaccine Development. By selectively modifying epitopes included in our synthetic vaccines, we believe we can enhance the desired immune response, and by using multiple epitopes from multiple tumor-associated antigens, increase the likelihood that the vaccine will continue to elicit an effective immune response.

Product Development Programs

We have submitted regulatory filings in the U.S. and the EU requesting approval to market mifamurtide, known as MEPACT in Europe, for use in the treatment of patients with newly diagnosed resectable high-grade osteosarcoma in combination with multiple agent chemotherapy. On November 17, 2008, the CHMP issued a positive opinion, recommending grant of a centralized marketing authorization in the EU for MEPACT. The CHMP recommendation was formally adopted by the CHMP on December 18, 2008 and final European Commission approval was received on March 6, 2009. We received a not approvable letter from the FDA with respect to mifamurtide in August 2007. In order to focus existing resources on certain MEPACT pre-launch commercial activities in Europe and to conserve cash while we complete our review of strategic options for the Company, we have placed the U.S. mifamurtide NDA amendment submission on hold until we complete our review. Our preclinical and clinical stage product development programs are summarized in the following table. We are focusing our research and development activities primarily on mifamurtide and clinical planning for IDM-2101. In order to contain our expenses, we have put on hold further development of our other product candidates, including UVIDEM, COLLIDEM and BEXIDEM, until collaborative partners can be found or other funding for these programs becomes available.

Primary
Product Candidate	Description	Indication(s)	Status*	Marketing Rights

Product Candidates to Destroy Residual Cancer Cells
mifamurtide (MEPACT in Europe)	Liposomal muramyl-tripeptide phosphatidylethanol- amine	Osteosarcoma	NDA filed in U.S.; MAA approved in EU	IDM Pharma, Medison Pharma (Israel) and Genesis Pharma (South East Europe)
BEXIDEM	MAK	Bladder cancer	Phase 2	IDM Pharma
Product Candidates to Stimulate an Immune Response and Prevent Tumor Recurrence
UVIDEM	Dendritophage + melanoma tumor cell lysates	Melanoma	Phase 2	IDM Pharma
IDM-2101	Multiple tumor-associated CTL epitopes	Non-Small Cell Lung cancer	Phase 2	IDM Pharma
COLLIDEM	Dendritophages + tumor associated antigen peptides	Colorectal cancer	Phase 1/2	IDM Pharma

*	Human clinical trials are usually conducted in three sequential phases that may overlap. In Phase 1, the drug is typically introduced into healthy human subjects to determine the initial safety profile, identify side effects and evaluate dosage tolerance, distribution and metabolism. In Phase 2, the drug is studied in a limited patient population with the target disease to determine preliminary efficacy and optimal dosages and to expand the safety profile. In certain cases, regulatory authorities may permit Phase 1 and Phase 2 to be combined into a single Phase 1/2 trial by accepting a Phase 2 protocol in which the first few patients are more specifically tested for safety and tolerance. This is particularly true in instances where it may be inappropriate to conduct Phase 1 studies in normal volunteers, such as is the case with our cellular products. In Phase 3, large-scale comparative trials are conducted in patients with the target disease to provide sufficient data for the proof of efficacy and safety required for product approval by regulatory agencies. Regulatory authorities may permit Phase 2 and Phase 3 trials to be combined into a single Phase 2/3 trial by accepting a protocol that typically includes a planned interim analysis after an initial group of patients (Phase 2) is treated to help guide a decision about continuation or modification for the Phase 3 portion. Preclinical studies involve laboratory evaluation of product characteristics and laboratory and/or animal studies to assess the potential efficacy and safety of the product, as well as development of manufacturing processes for clinical production.

Our Product Candidates

Our Product Candidates to Destroy Residual Cancer Cells

Mifamurtide for Treatment of Osteosarcoma.  Mifamurtide is an immune system stimulant for the treatment of osteosarcoma, which is a rare aggressive bone tumor that occurs primarily in adolescents and young adults. Between two and three percent of all childhood cancers are osteosarcoma. Because osteosarcoma usually develops from osteoblasts, it most commonly affects children and young adults experiencing their adolescent growth spurt. Boys and girls have a similar incidence rate until later in their adolescence, when boys are more commonly affected. While most tumors occur in larger bones, such as the femur, tibia, and humerus, and in the area of the bone that has the fastest growth rate, they can occur in any bone. The most common symptom is pain, but swelling and limited movement can occur as the tumor grows. Current standard therapy includes surgical removal of the primary tumor and systemic chemotherapy prior to and after surgery. Long-term disease-free survival can be achieved in approximately 60-65% of patients diagnosed without metastases. The others will relapse, typically with metastases to the lungs. When the lung nodules can be completely removed, the 5-year survival rate is between 20% and 45%, but is reduced to less than 5% for those patients that are inoperable. The incidence of osteosarcoma is approximately 1,200 new cases per year in the U.S., mostly among children and adolescents, allowing mifamurtide to qualify for orphan drug designation in the U.S. for this disease in 2001. We also received orphan drug designation for mifamurtide for treatment of osteosarcoma in the EU in 2004. This designation allows us to benefit from certain advantages during product development and defined years of market exclusivity after marketing approval in both geographies. Financial advantages include reduced or waived fees associated with the filing of an MAA and we can also benefit from tax incentives for as much as 50% of clinical development costs.

A randomized Phase 3 study of mifamurtide for the treatment of newly diagnosed osteosarcoma in combination with a three-or four-drug chemotherapy regimen was conducted by the COG under an investigational new drug application, or IND, granted by the FDA and held by the National Cancer Institute, prior to our purchase of mifamurtide in 2003. Results of the Phase 3 study demonstrated that the use of mifamurtide showed a 30% reduction in the risk of death in patients with osteosarcoma.

Six hundred and seventy-eight patients with newly diagnosed non-metastatic resectable high grade osteosarcoma were treated with mifamurtide in combination with chemotherapy following surgery at a dose between 2 mg/m2 and 2 mg/m2 + 2 mg twice a week for 12 weeks and then once a week for 24 weeks. With a median follow up of almost 5 years, patients receiving mifamurtide had a significant improvement in Overall Survival, or OS, (p=0.0183). There was an approximately 30% reduction in the risk of death for patients who received mifamurtide in combination with chemotherapy, a clinically meaningful finding in pediatric population where the longer the survival, the greater the chance that the patient is cured of cancer. At 6 years, the probability of survival when mifamurtide is combined with adjuvant chemotherapy is 77% (95% CI: 72-83%) compared to 66% (95% CI: 59-73%) without mifamurtide, a 15 percent improvement. Additional survival data from the COG (median follow-up 7.7 years) support the survival benefit of mifamurtide in the treatment of non-metastatic osteosarcoma. Mifamurtide was generally well tolerated with the most common adverse events being anemia, anorexia, headache, dizziness, tachycardia, hypertension, hypotension, dypenea, tachypnea, cough, vomiting, diarrhea, constipation, abdominal pain, nausea, hyperhidrosis, myalgia, arthralgia, back pain, pain in extremity, fever, chills fatigue, hypothermia, pain, malaise, asthenis, and chest pain. These findings were generally mild to moderate in nature and consistent with the activation of monocytes and macrophages by mifamurtide.

Overall, almost 400 patients with advanced malignancies have been treated in Phase 1/2 trials with mifamurtide, of whom more than half were under an IND and for whom we have detailed data. In general, mifamurtide demonstrated acceptable tolerability, even when administered once weekly up to six months. These studies, conducted in the U.S., Canada, Belgium, Germany and France, established the safety profile and provided information for the dosing schedule of mifamurtide.

Preclinical studies with mifamurtide demonstrated tumor regression in mice with lung and lymph node disease and 36% long-term survival (greater than one year) in dogs with spontaneous osteosarcoma treated with a combination of surgery, chemotherapy and mifamurtide. This preclinical data suggests mifamurtide may have potential for treatment of other types of cancer, because it targets pulmonary macrophages. In the future, the Company may explore its use in the treatment of cancers that are prone to lung or liver metastases, such as breast, gastrointestinal and renal cancers.

In October 2006, we submitted an NDA in eCTD format to the FDA for mifamurtide, requesting approval for its use in the treatment of patients with newly diagnosed resectable high-grade osteosarcoma patients in combination with multiple agent chemotherapy. The FDA accepted the NDA file for substantive review, on a standard review basis. In November 2006, we submitted an MAA for mifamurtide to the EMEA.

We attended an oral explanation hearing before the CHMP regarding the MAA on January 23, 2008. The CHMP considered, in a non-binding opinion, that the data presented by us suggested a possible clinical benefit in terms of survival. As a result of the CHMP’s non-binding opinion, we were granted a clock stop, or time extension, to allow us additional time to respond to all the remaining questions regarding the MAA. On November 17, 2008, the CHMP issued a positive opinion, recommending grant of a centralized marketing authorization in the EU for MEPACT. The CHMP recommendation was formally adopted by the CHMP on December 18, 2008 and final European Commission approval was received on March 6, 2009. The centralized marketing authorization allows MEPACT to be marketed in the 27 Member States of the EU, as well as in Iceland, Liechtenstein and Norway.

MEPACT was granted orphan medicinal product status in Europe in 2004 and under European pharmaceutical legislation is entitled to a period of 10 years market exclusivity in respect of the approved indication.

In the U.S., the FDA’s ODAC, met on May 9, 2007 and voted 12 to 2 that the submitted results of the Phase 3 trial did not provide substantial evidence of effectiveness of mifamurtide in the treatment of patients with non-metastatic, resectable osteosarcoma receiving combination chemotherapy. On July 23, 2007, following a meeting with the FDA, we announced that we would collect, analyze and submit additional data for mifamurtide in an amendment to the NDA. On August 27, 2007, the FDA issued a not approvable letter to us after completing the review of the NDA for mifamurtide. The FDA requested data from additional clinical trials to demonstrate the benefit of mifamurtide, as well as information or clarification with respect to other sections of the NDA. We do not believe that additional clinical trials are necessary to gain approval of the mifamurtide NDA. While we believe that the existing clinical trial data justifies approval of mifamurtide in the U.S., there are no assurances that FDA will accept our amended NDA as supportive for approval. We do not have sufficient resources to conduct additional clinical trials of mifamurtide in the U.S. In order to focus existing resources on certain MEPACT pre-launch commercial activities in Europe and to conserve cash while we complete our review of strategic options for the Company, we have placed the U.S. mifamurtide NDA amendment submission on hold until we complete our review.

The timing of marketing approval of mifamurtide in the U.S. is subject to risks and uncertainties beyond our control. These risks and uncertainties regarding product approval and commercialization include the timing of submission and FDA review of the amendment to the NDA, our ability to respond to questions and concerns raised by the FDA in a satisfactory manner, the time needed to respond to any issues raised by the FDA during the review of our amended NDA for mifamurtide and the possibility that the FDA may not consider existing safety and efficacy data, the Phase 3 study design, conduct and analysis, available nonclinical studies, or the existing drug comparability studies between the drug used in the Phase 3 study and the drug manufactured by us as adequate or valid for their assessment of marketing approval of mifamurtide. These factors may cause delays in submission or review of the NDA amendment, may result in the FDA requiring us to conduct or complete additional clinical trials, nonclinical and drug comparability studies, or may result in a determination by the FDA that the data in the to be submitted NDA amendment do not support marketing approval. As a result, we may not receive approval from the FDA for the marketing and commercialization of mifamurtide in the U.S. when expected or at all.

In addition, we currently do not have operational sales and marketing infrastructure for mifamurtide and do not currently have plans or sufficient funds to secure this capability. We would need to complete a strategic collaboration or other transaction with a strategic partner that has EU and U.S. commercialization abilities or otherwise arrange for the commercialization ourselves. If we are unable to commercialize mifamurtide ourselves or with or through a partner, any delay would materially adversely affect our business and financial position due to reduced or delayed revenues from mifamurtide sales.

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

In November 2005, we filed a Special Protocol Assessment, or SPA, request for a Phase 2/3 clinical study of BEXIDEM planned in the United States. The SPA is a process that provides the trial sponsor with binding written agreement from the FDA that the design and analysis of the study are adequate to support a license application submission if the study is performed according to the SPA specifications. We received the SPA in June 2006. This randomized, controlled, multi-center pivotal trial was designed to include approximately 300 patients with superficial bladder cancer with a history of failure of BCG therapy, with a primary endpoint of time to recurrence.

We do not plan to proceed with further development of BEXIDEM until a collaborative partner can be found or other funding becomes available.

Products to Prevent Tumor Recurrence

UVIDEM for Treatment of Melanoma.  UVIDEM is a Cell Drug made from a patient’s own cells and consists of Dendritophages loaded with melanoma cell antigens using cell lines licensed to us by third parties. UVIDEM has been developed in Phase 2 clinical trials for the treatment of melanoma. We had been jointly developing UVIDEM with sanofi-aventis. Following sanofi-aventis’ notice of its decision to terminate its participation in the UVIDEM development program in December 2007, we put further development of the program on hold.

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

We completed enrollment in two Phase 2 clinical trials in 2007 and started a new Phase 2 clinical trial of UVIDEM in melanoma in the fourth quarter of 2007. The first Phase 2 clinical trial, which was conducted in the U.S., included 38 patients with malignant melanoma and was meant to assess UVIDEM’s clinical activity and safety in patients with in-transit or low volume metastatic melanoma. The second Phase 2 clinical trial completed in 2007, was conducted in Europe, is a randomized trial to compare the induction of immune responses by UVIDEM alone or in combination with low doses of pegylated interferon alpha in 53 patients with stage 2/3 melanoma patients.

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

Based on these immune responses, a Phase 2 clinical protocol was initiated in advanced stage NSCLC patients. The primary endpoints for this trial are safety and overall survival, with progression-free survival, and immunogenicity of vaccine epitopes being secondary endpoints. In February 2006, we determined that the number of patients enrolled and treated in the study represented a sufficient study population to guide our future development of IDM-2101, and the study was closed to further enrollment earlier than initially planned. In addition, the clinical protocol was amended to extend the treatment of patients who completed one-year on study without disease progression, to allow for a second course of treatment. Additional follow up data will be obtained from this protocol amendment, which will also help us to assess potential benefit.

We presented preliminary data on the immune responses in the Phase 2 trial at the iSBTc meeting held in Los Angeles in October 2006. These data confirm the data from the Phase 1/2 trial, showing the vaccine to be immunogenic, inducing broad CTL responses that were detected out to one year. We reported on early Phase 2 results of IDM-2101 at the ASCO meeting in June, 2007 and the iSBTc meeting in November 2007. We have conducted preliminary planning for possible further clinical development of IDM-2101, although we do not plan to proceed with further development of IDM-2101 until a collaborative partner can be found or other funding becomes available.

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

The peptides used in COLLIDEM represent tumor-associated antigens that are expressed in breast, colon and lung cancers, with the highest expression of antigens being in colon cancer. These peptides, in combination with our Dendritophages, have been shown to induce potent immune responses ex-vivo, and one of the peptides, in combination with dendritic cells, has been shown to induce immune responses that were correlated with clinical responses in patients with colon cancer.

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

Product Manufacturing

Mifamurtide and IDM-2101 are product candidates for which we rely on outsourced manufacturing.

MTP-PE is the active pharmaceutical ingredient, or API, in mifamurtide. MTP-PE is a fully synthetic analogue of muramyldipeptide, a naturally occurring component of bacterial cell walls that is synthesized in a multi-step process. Mifamurtide is a liposomal formulation of MTP-PE combined with two synthetic lipids, a type of organic compound. When saline is added to the final product, the lipids form liposomes, which are spherical vessels used to deliver MTP-PE to macrophages and monocytes. In seeking regulatory approval for mifamurtide, we have established outsourcing arrangements with third parties to provide us with our supply and manufacturing needs for commercialization of mifamurtide.

The manufacture of mifamurtide involves the acquisition of the API and excipients, which are then dissolved in a specialized solvent, mixed, filtered and finally lyophilized in vials. Currently we have contracts with third-party suppliers for the manufacture of the API and final product formulation, fill and finish for mifamurtide. We also have agreements with several other suppliers that perform the key analytical and quality control tests necessary for the release of mifamurtide. The excipients are obtained via purchase orders.

While we have identified alternate suppliers that could provide these products and services, should the ability of our current contractors to manufacture and test MTP-PE and/or mifamurtide be impaired or otherwise limited, we do not have any agreements or current arrangements with these alternate suppliers. Delays or impairment of our ability to continue manufacturing mifamurtide could be caused by physical damage or impairment of our supplier facilities, failure to renew manufacturing agreements with them or other unforeseen circumstances. Such impairment could significantly impact our ability to commercialize mifamurtide. Despite our having already identified potential alternative suppliers, it would take a significant amount of time and resources to initiate and validate all of the required processes and activities to bring any new supplier on-line, resulting in interruptions in the availability of mifamurtide.

For our IDM-2101 vaccine candidate, the peptides are assembled using standard chemistry for solid phase peptide synthesis. The 10 peptides are dissolved into one of three solvent systems, and the three peptide-containing pools are sterilized by filtration. Under aseptic conditions, the three peptide pools are combined and then homogenized with an adjuvant to form the IDM-2101 drug product.

Following sanofi-aventis’ notice of its decision to terminate its participation in the UVIDEM development program in December 2007, and our decision to put on hold further development of our other product candidates in order to conserve capital, we discontinued in-house manufacturing of Cell Drugs and no longer have this capability as of the end of 2008.

Marketing and Sales

We currently do not have operational sales and marketing infrastructure for mifamurtide and do not currently have plans or sufficient funds to secure this capability. We would need to complete a strategic collaboration or other transaction with a strategic partner that has EU and/or U.S. commercial abilities or otherwise arrange for the commercialization ourselves. In the past, we have initiated such collaborations through our agreement with Medison Pharma for the distribution of mifamurtide in Israel and with Genesis Pharma for the distribution of mifamurtide in South East Europe. If we are unable to commercialize mifamurtide ourselves or with or through a partner, any delay would materially adversely affect our business and financial position due to reduced or delayed revenues from mifamurtide sales.

Collaboration Agreements and Licenses

We rely heavily on our collaboration partners to aid us in clinical trials, manufacturing our products and for certain proprietary technology. With mifamurtide receiving marketing approval in Europe, we may also rely on collaboration partners to market our products. In addition, in the ordinary course of our business, we enter into collaborations with third parties for the conduct of clinical trials and for the supply and production of certain of our product candidates or their components. Our principal collaborations and licenses are described below.

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

In connection with the 2001 Agreement, sanofi-aventis invested approximately $33 million in our subsidiary and owned approximately 4.6% of our outstanding common stock as of December 31, 2008.

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

With respect to each of the Cell Drug Programs, sanofi-aventis would be obligated to pay us a final milestone payment once marketing approvals for a selected product have been obtained. Part of this payment would be made upon obtaining FDA approval and the rest upon obtaining approval from the EMEA or from the regulatory authorities of a certain number of countries in Europe. The precise amount to be paid would be determined when such regulatory approvals are granted and would reflect the marketing potential of the specific product. In addition, the amount may be supplemented later to reflect increased market potential, expansion of the product’s indications or the territory for which it is approved. We do not have any current plans to develop Cell Drug product candidates.

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

If sanofi-aventis decides not to commercialize a product, or otherwise fails to commercialize the products in the U.S. or the European market, all rights to such products in such market would revert to us upon notification to sanofi-aventis. Sanofi-aventis may discontinue commercialization at any time without penalty, at which time all rights will automatically revert to us.

On December 21, 2001, sanofi-aventis exercised one development option under article 3.7 of the 2001 Agreement for the ongoing development of UVIDEM for treatment of melanoma. On December 26, 2007, sanofi-aventis notified us of its decision to terminate its participation in the UVIDEM development program and we put further development of the program on hold. In March 2008, we and sanofi-aventis entered into an agreement, referred to as the Settlement Agreement, aimed at resolving the various pending or potential issues related to the UVIDEM development program. All rights to the UVIDEM development program have reverted to us, and sanofi-aventis has no further rights to that program, including any right of first refusal. In accordance with the terms of the Settlement Agreement, sanofi-aventis retains its options with respect to our other cell therapy programs under the existing collaboration agreement, although we do not currently have any such programs in development, or plans to conduct any further development. The Settlement Agreement also provided that sanofi-aventis would pay $8.1 million (€5.2 million converted at the average exchange rate in the second quarter of 2008). Of the $8.1 million, $2.4 million was for the research and development costs of the UVIDEM development program for the first quarter of 2008, which was received and recognized as revenue in that quarter, and $5.7 million was related to the shut down of the UVIDEM program, which was received and recognized as contract settlement income in the second quarter of 2008. In addition, we recognized the remaining $2.4 million of deferred revenue relating to this program in the fourth quarter of 2007.

Prior to the 2001 Agreement, we had entered into a protocol with sanofi-aventis, referred to as the 1999 Agreement, which was replaced by an agreement signed on November 30, 2001, referred to as the IL-13 Agreement. Under the IL-13 Agreement, sanofi-aventis agreed to provide us with a non-exclusive license to IL-13 intellectual property to meet our requirements through commercialization, including a right to sub-license with sanofi-aventis’ approval. In exchange, sanofi-aventis was issued shares in our subsidiary, IDM Pharma S.A., and granted warrants to purchase additional shares of IDM Pharma S.A. capital stock. These warrants were exercised on August 12, 2005 in exchange for a new license agreement for our use of IL-13 in Phase 3 clinical trials and for the commercialization of our products using IL-13. This exercise was recorded as an increase of our stockholders’ equity for $2.0 million, corresponding to the value of the stock received by sanofi-aventis. The license to IL-13, which was valued at the same amount, was written off as an impairment charge in the third quarter of 2005 in accordance with our established policies since it had no alternative future use.

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

In consideration for Medarex’s granting of the licenses and certain payments made by Medarex, IDM Pharma S.A. issued shares and units to Medarex, pursuant to the Unit Purchase Agreement signed with Medarex in July 2000. Each unit comprised one IDM Pharma S.A. share and 19 warrants, each warrant giving the right to subscribe for one bond convertible into or redeemable for one IDM Pharma S.A. share, at a price of $10.01 per bond, from

September 11, 2002 through September 10, 2012. These warrants were exercised on August 12, 2005, all of the bonds were converted, and Medarex owned approximately 10.4% of our outstanding common stock as of December 31, 2008.

License Agreement with Novartis

In March 2003, we entered into an asset purchase agreement with Jenner Biotherapies, Inc., or Jenner. Pursuant to the terms of the agreement, we purchased certain of Jenner’s assets, which included our lead product candidate, mifamurtide, and an exclusive worldwide license from Ciba-Geigy Ltd., now known as Novartis, covering patent rights to compounds that we use in the production of mifamurtide. These assets were acquired by issuing IDM Pharma S.A. shares with a fair value of $3.1 million. The asset purchase was consummated in April 2003. The purchase consideration was allocated to the mifamrutide license, which was determined to have alternative future use and is included in Patents, Trademarks and Other Licenses (see Note 4 in the notes to the consolidated financial statements). Under the license agreement, we are required to make certain milestone payments with respect to mifamurtide totaling $2.75 million, which is triggered by the achievement of gross profit related to mifamurtide. We achieved two of the milestones totaling $750,000 in 2006 and prior years although no amounts had been previously recorded in our financial statements because ultimate payment was not determined to be probable. In the second quarter of 2008, based on the status of the EMEA review of the MAA and the assessed probability of European approval, we determined that the payment of $750,000 was probable in the event mifamurtide is successfully commercialized in Europe. As such, we capitalized this additional amount as Patents, Trademarks and Other Licenses and recorded a corresponding liability. Pursuant to the license agreement, the total milestones payable in any year with respect to all such milestones shall not exceed 25% of the gross profit of mifamurtide in any year, with the balance being carried forward to later years without incurring interest. We also agreed to pay royalties with respect to net sales of mfiamurtide, which royalties will be reduced by an established percentage upon the expiration of certain patent protection in accordance with the terms of the license. A portion of the milestone payments will be credited against these royalty obligations. Unless earlier terminated, the license agreement shall continue on a country-by-country and product-by-product basis until there are no remaining royalty payments in each country covered by the patents obtained under the agreement. In most countries the remaining patents expired in 2007 and, under the terms of the agreement, the royalties payable will be reduced. In addition to certain standard termination clauses, we may terminate the agreement with respect to any patent upon 60 days’ written notice.

Collaboration with Biotecnol

In March 2001, we entered into a Prototype Production Contract with Biotecnol S.A., or Biotecnol, a Portuguese company specializing in the general use of Escherichia coli, or E-coli, as a host for the expression of proteins. The objective of the contract was to develop a process for the production of IL-13 using E-coli as a host. Under the terms of this contract, we paid a success fee to Biotecnol in August 2002.

In November 2003, we and Biotecnol entered into an IL-13 Development and Manufacturing Agreement, referred to as the 2003 Agreement. This agreement aimed at developing a GMP IL-13 process and its future manufacturing and was effective for five years, commencing upon the release of the first finished product batch which meets the contractual specifications and includes recombinant IL-13 formulated in vials usable for Phase 3 clinical trials, referred to as clinical grade IL-13.

Under the 2003 Agreement, Biotecnol was to complete development of clinical grade IL-13 according to a program of GMP manufacturing, control, testing and release, as defined with advice from sanofi-aventis. The 2003 Agreement provided that we would provide financial support payable upon the occurrence of certain milestone events and based on the decisions of the parties to continue development.

Either party could terminate the 2003 Agreement if certain program specifications and targets were not met, or at any time after the occurrence of certain events, such as breach of contract or liquidation.

In connection with sanofi-aventis’ termination of its participation in the UVIDEM development program and our decision to put further development of UVIDEM on hold, we provided notice in February 2008 to Biotecnol regarding termination of the 2003 Agreement. The termination was effective on February 21, 2008.

Other Agreements and Licenses

We also have licenses to use other products we require to produce certain of our Cell Drugs. For example, we have an exclusive worldwide license from the Institut National de la Santé et de la Recherche Médicale, or INSERM, and non-exclusive worldwide licenses from the Colorado Oncology Foundation and the Sloan-Kettering Institute for the use of their melanoma cell lines to produce lysates. Lysates from the melanoma cell lines licensed to us from these third parties are used in our Cell Drug UVIDEM. Under each of our license agreements with INSERM, the Colorado Oncology Foundation and the Sloan-Kettering Institute, we have agreed to pay royalties on sales of products using the applicable technology, although we currently have no active development programs incorporating these technologies.

We had an Intellectual Property Licensing and Framework Agreement with Institut de Recherche Pierre Fabre and Pierre Fabre Médicament S.A., together, referred to as Pierre Fabre, under which we had a worldwide exclusive license for the use of FMKp, a certain portion of the membrane of a specific bacteria, as a maturation agent for our Dendritophages. Pierre Fabre agreed to supply us with necessary quantities of research grade FMKp and back-up compounds for our research and development activities at no additional cost, and with clinical trial supplies of FMKp at a price to be negotiated between the parties. Under this agreement, we paid Pierre Fabre up-front payments and agreed to pay an annual maintenance fee as well as milestone payments. We further agreed to pay Pierre Fabre success fees when Cell Drugs requiring FMKp are marketed. However, following sanofi-aventis’ notification to us on December 26, 2007 of its decision to terminate its participation in the UVIDEM development program, we have stopped all development of Cell Drugs and provided notice to Pierre Fabre regarding termination of the agreement. The termination was effective on June 2, 2008.

Pursuant to an asset purchase agreement, dated November 23, 2005, as amended on December 30, 2005, with Pharmexa, we sold specific assets related to our infectious disease programs and certain other assets to Pharmexa for $12,028,000 in net cash. In connection with the asset sale, we also entered into two separate, fully paid up perpetual license agreements with Pharmexa, which guarantee us continuing rights to use the PADRE and EIS technologies, included in the assets to be acquired by Pharmexa, in the cancer field. In addition, we entered into a three-year services agreement with Pharmexa, which would provide certain services required by us for our ongoing clinical trials of our IDM-2101 product candidate for non-small cell lung cancer, as well as access to expertise and know how related to epitope identification. In September 2006, we notified Pharmexa that we would not renew the service portion of the agreement.

Government Research Funding

A European Union research grant related to our Dendritophage and liposomal KSA technologies was received in December 2003. We received $0.4 million as a final payment under this grant in the third quarter of 2008.

In January 2007, we received $0.4 million on a grant through a new French Government sponsored program to conduct research and clinical studies related to macrophages with antibodies and cancer vaccine antigen formulations. As of December 31, 2008, the $0.4 million was recorded as deferred revenue. As a result of the decision to shut down our operations in Paris, France, we provided notice of cancellation of this grant, which we have the right to do with 30-days notice without penalty. According to the terms of the grant, upon cancellation, we may have to refund any advance payments received for work it has not yet performed, although we do not believe we will have to refund any advance payments based on work we have performed and monetary contributions we have made to the project. The deferred revenue will remain in current liabilities until we receive confirmation from the grant agency as to whether such amount is subject to repayment.

Acquisition of Certain Assets from Jenner Biotherapies

In March 2003, we entered into an Asset Purchase Agreement with Jenner Biotherapies, Inc., a biotechnology company, now dissolved, that was devoted to the development of cancer vaccines and macrophage activators. Pursuant to the terms of the agreement, we purchased certain assets of Jenner Biotherapies, including its lead product candidate, mifamurtide, and various agreements, patents, licenses and other intellectual property rights associated with Jenner Biotherapies’ cancer vaccine programs. The assets were acquired for shares in our subsidiary, IDM Pharma S.A.

Intellectual Property

Patents

Patents and other proprietary rights are critical to our business. We maintain a policy of filing patent applications to protect our technology and products, including our Cell Drugs and other product candidates, processes for preparing our product candidates, pharmaceutical compositions containing such products and, in the United States, methods of treatment of the human body. Some of our patent applications cover key technologies underlying the products in our developmental pipeline and are issued or pending in jurisdictions that are key to our business. We classify our patents and proprietary rights into four groups: dendritic cells, macrophages, cellular technology and immuno-designed molecules. The dendritic cell group contains patents and applications related to Dendritophages. The macrophage group of patents focuses on monocyte-derived macrophages and protects methods for their preparation and their use, including combinations with antibodies. The cellular technology group of patents contains patents and applications protecting different methods or kits usable for preparation of dendritic cells as well as for macrophages. The immuno-designed molecules family of patents represents immune system stimulants and new complexes allowing for efficient modification of cells. It also includes the patents acquired from Jenner Biotherapies, in particular those covering mifamurtide, Jenact and certain tumor antigens, such as prostate specific antigen, or PSA, and KSA. Certain of these have been abandoned and the rest will expire between November 2012 and April 2024.

Our policy is to extend patent coverage to countries that represent market opportunities for our products and/or our technology, in order to be able to sell licenses or form partnering alliances for joint development of our technologies in related fields. We also rely on trade secrets, confidentiality agreements and other measures to protect our technology and products.

The original patents covering mifamurtide have expired and the one U.S. patent relating specifically to liposomal formulation of mifamurtide was set to expire in November 2007. However, we were granted an interim patent extension that extended the expiration until November 2009. We expect to be able to extend this U.S. patent an additional three years to November 2012. If we receive regulatory approval for mifamurtide and choose to commercialize it, we will have a seven-year period of marketing exclusivity for mifamurtide for the treatment of osteosarcoma in the U.S. as a result of mifamurtide’s designation as an orphan drug for osteosarcoma by the FDA. This seven-year period would begin on the date that our marketing application for mifamurtide is approved by the FDA. During this period, the FDA would be barred from approving a third-party’s marketing application for the same drug for the same application. The FDA would not, however, be barred from approving a third-party’s marketing application for mifamurtide for a type of cancer other than osteosarcoma or for a drug other than mifamurtide for the treatment of osteosarcoma, if it is shown to be more effective. Similarly, we will have a 10-year marketing exclusivity in Europe as a result of mifamurtide’s designation as an orphan drug for osteosarcoma by the EMEA. The orphan drug designation in the U.S. and Europe for mfiamurtide and the manufacturing process patent may not provide us with adequate protection from competitive products.

Most issued patents granted, or deemed to be granted, by the European Patent Office, or EPO, can be validated as individual patents in eight key countries within Europe. As a result of multi-country validation of our EPO patents (coupled with our issued patents and patent applications in non-European countries), our patent portfolio comprised, as of January 2009, a total of 27 issued patents and 7 patent applications.

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

Trademarks

As of February 2009, we have 17 trademarks, including trademarks registered in the U.S., Canada, France, Switzerland, Australia, Japan, Israel and Hungary, as well as Community Trademarks registered in all of the countries of the EU. Our portfolio includes the MEPACT trademark registered in the U.S., the EU, Switzerland and Hungary.

We have also filed a trademark application in the EU covering the IDM Pharma logo.

We are in the process of reducing our intellectual property portfolio to reduce costs and to more closely match our intellectual property protection with our current product development strategies. Accordingly, only those patents or trademarks that directly protect MEPACT and IDM-2101 are currently planned to be maintained.

Government Regulation

Our research and development, preclinical testing, clinical trials, facilities and manufacturing and marketing of our products are, and will be, subject to extensive regulation by numerous governmental authorities including those in the U.S. and the EU. The FDA, the EMEA and regulatory authorities in other countries impose substantial requirements on the development, clinical testing, manufacturing and marketing of products such as those we propose to develop. If we do not comply with applicable requirements, we may be fined, our products may be recalled or seized, our production may be totally or partially suspended, the relevant regulatory agency may refuse to approve our marketing applications or allow us to distribute our products, and we may be criminally prosecuted. Regulatory authorities also have the authority to revoke previously granted marketing authorizations due to a failure to comply with regulatory standards.

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

Regulatory approval is required for the conduct of clinical trials. Regulatory authorities may block, suspend or require substantial modifications to clinical trial protocols proposed by companies seeking to test products. In the U.S., in particular, an IND setting forth protocols for proposed clinical trials must be filed with the FDA and must become effective before human clinical trials may begin. If the FDA does not object to an IND application, the application becomes effective 30 days following its receipt by the FDA. At any time during this 30-day waiting period or at any time thereafter, the FDA may halt proposed or ongoing clinical trials. Such a halt, called a clinical hold, continues in effect until and unless the FDA’s concerns are adequately addressed. In addition, the Institutional Review Board, or IRB, used by any clinical site may delay or may permanently or temporarily halt clinical trials should safety or regulatory concerns arise. Imposition by the FDA of a clinical hold, or a similar delay imposed by the IRB at a clinical site or by the regulatory authorities of another jurisdiction, could delay, or even prevent, the conduct of clinical trials and, therefore, product development.

Regulation of Marketing Approval

Results of preclinical and clinical trials are submitted to the FDA in the U.S. or the EMEA in the EU along with, among other things, detailed information relating to the manufacture and testing of the product candidate, in the form of a marketing authorization application. The preparation of necessary marketing applications and processing of those applications by the relevant regulatory authority are expensive and typically take several years to complete.

Since 1938, the regulation, for commercialization of new drugs in the U.S. has been based on the NDA submittal process. The FDA’s Center for Drug Evaluation and Research, or CDER, is responsible for reviewing and approving mifamurtide as an oncology drug product under an NDA since mifamurtide is classified as a small molecule drug after it was reclassified by the FDA from classification as a biological drug. The goals of the NDA are to provide enough information to permit FDA reviewer to assess the following key aspects:

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

Orphan Drugs

The Orphan Drug Act of 1983 encompasses a set of laws that encourages the development of treatments for rare diseases. The FDA grants orphan drug status for any drug intended for rare diseases or conditions affecting less than 200,000 persons per year in the U.S. The Orphan Drug Act also provides an opportunity to obtain grant funding from the U.S. government to defray costs of clinical trial expenses, tax credits for clinical research expenses, potential waiver of the FDA’s application user fee and seven years of marketing exclusivity in the event of market approval. Financial advantages include reduced or waived fees associated with the filing of an MAA and we can also benefit from tax incentives for as much as 50% of clinical development costs.

In the EU, a comparable legislative framework was established to promote the development of products for rare and serious diseases in 1999. A medicinal product will qualify for orphan drug treatment in the EU if its sponsor shows in an application to the EMEA that the drug is intended for the treatment of a disease affecting not more than five in 10,000 persons in the EU and that there currently exists no satisfactory method of treating the condition. Orphan drug designation in the EU gives the possibility to benefit from a ten-year exclusive marketing period during which no directly competitive similar products could be placed on the EU market, as well as regulatory fee exemptions and other incentives to commercialization. Our lead product candidate, mifamurtide, has received orphan drug designation for osteosarcoma in both the U.S. and the EU.

A centralized procedure has been created in the EU since 1995 for the regulatory approval of specified human medicinal products such as mifamurtide. This procedure prescribes a single application, a single evaluation and a single authorization allowing a company to market its therapeutic product in all the Member States of the EU. Given that our Cell Drugs are novel treatments, we are not certain whether they would be able to benefit from this regulation. If they cannot, then we would have to apply for regulatory approval in individual Member States of the EU. Should we obtain approval in a particular Member State, we may be able to benefit from a EU mutual recognition procedure for other Member States.

We are also subject to the ongoing regulatory requirements of the FDA and other regulatory agencies. In the U.S., the FDA may inspect the manufacturing facilities for product candidates prior to approving a BLA or NDA to ensure that the facilities are in compliance with the GMPs. The FDA will continue to periodically inspect drug and biologic manufacturing facilities following approval of a BLA or NDA to ensure compliance with FDA regulations with, among other things, quality control and record keeping. The failure of manufacturers to comply with current FDA requirements may lead to legal or regulatory action, including suspension of manufacturing and the recall of products.

If we receive regulatory approval and are successful in marketing our product candidates, including our lead product candidate, mifamurtide, we will be subject to strict regulation of labeling, advertising, promotion, marketing, product distribution and post marketing surveillance. In the U.S., such regulation of drug products and biologics is monitored and enforced by the FDA and the Federal Trade Commission, or FTC. The FDA and FTC have broad enforcement powers relating to the regulation of areas including direct-to-consumer advertising, off-label promotion and industry sponsored scientific and educational activities. Violations of current regulations can result in warnings, orders to correct regulatory shortcomings, seizures of products, injunctions and criminal prosecution.

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

Competition

The biotechnology and pharmaceutical sector is characterized by rapidly evolving technology and intense competition. Many entities, including pharmaceutical and biotechnology companies, academic institutions and other research organizations have products on the market and are actively engaged in the discovery, research and development and commercialization of immunotherapy and other novel approaches and products for the treatment of cancer. Should mifamurtide or any of our product candidates be approved for marketing, they would most likely directly compete, on an indication-by-indication basis, against other immunotherapy products, and to a lesser extent against more established cancer therapies, including chemotherapy and hormonal therapy.

Several biotechnology companies have products that utilize similar technologies and/or personalized medicine techniques for the treatment of cancer. Dendreon Corporation’s most advanced cancer vaccine, Provenge, completed two Phase 3 clinical trials for prostate cancer and the company completed its BLA filing in November 2006, and Dendreon received a complete response letter from the FDA in May 2007. AVAX Technologies Inc.’s autologous therapeutic platform vaccines are in clinical trials for melanoma and non-small cell lung cancer and commercially approved in Switzerland for melanoma. Intracel’s OncoVax, currently approved for administration in the Netherlands, Switzerland and Israel, is in a pivotal Phase 3 trial in the U.S. for colon cancer. Antigenics Inc’s. Oncophage, containing peptides isolated from the patient’s tumor, completed Phase 3 trials in kidney cancer and melanoma, and is commercially approved in Russia.

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

Financial Information About Geographic Areas

Long-lived Assets

Other than goodwill, which is 100% held at our U.S. parent level, as of December 31, 2008, approximately 94% of our long-lived assets, including, property, patents, trademarks and other intangible assets, and research and development tax credits, were held at our French subsidiary, IDM Pharma S.A.

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

Employees

In January 2008, we terminated a number of employees in the U.S. as a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program. As of December 31, 2008, we had 15 full-time and 1 part-time employees in the U.S. Of this total, 6 were research and development staff and 9 were general and administrative staff. We currently have 14 full-time and 1 part-time employee in the U.S.

As of December 31, 2008, our French subsidiary, IDM Pharma S.A. had no employees. We closed our operations in France and terminated all of our employees at this location as of the end of the second quarter of 2008 as a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program. We continue to maintain IDM Pharma S.A. as a French subsidiary and conduct its business, now solely related to mifamurtide, through the use of consultants and contracted activity.

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

We will continue to spend substantial amounts on research and development, including regulatory activities associated with gaining marketing authorization for mifamurtide in the U.S. and pre-commercial activities for mifamurtide, including amounts spent for manufacturing clinical and commercial supplies. While we have taken appropriate steps designed to contain such expenses, we cannot be certain that we will reduce our expenses sufficiently in light of our available funds. We will need to raise additional funding to continue to operate our business if we do not complete a strategic transaction. We do not have committed external sources of funding and may not be able to obtain any additional funding as a result of the volatile market conditions, particularly for biotechnology companies. In order to focus on those areas we believe can provide the most near term value to our stockholders and to ensure we have adequate cash to complete our review of strategic options for the Company, we are concentrating our near-term efforts on certain MEPACT pre-launch commercial activities in Europe and review of such strategic options, including merger or acquisition opportunities, which may involve a change in control of our company. Cosequently, we have placed the U.S. mifamurtide NDA amendment submission on hold until we complete our strategic review, which will allow us to operate into the third quarter of 2009. Our future operational and capital requirements will depend on many factors, including:

•	whether or not we are able to complete a strategic transaction on terms that are favorable to us, or at all;

•	whether we are able to secure additional financing on favorable terms, or at all;

•	the costs associated with, and the success of, obtaining pricing approval for mifamurtide in Europe, and for obtaining marketing and pricing approval for mifamurtide in the U.S., and the timing of any such approvals;

•	the success or failure of the product launch and commercialization of mifamurtide;

•	the costs associated with filing an NDA amendment for mifamurtide as a result of what the FDA may request from us in such filing;

•	the costs associated with planning for and conducting clinical trials for our product candidates, including IDM-2101, our lung cancer vaccine candidate;

•	progress with other preclinical testing and clinical trials in the future;

•	our ability to establish and maintain collaboration and license agreements and any government contracts and grants;

•	the actual revenue we receive under any license agreements;

•	the time and costs involved in obtaining regulatory approvals for our products;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and any other proprietary rights;

•	competing technological and market developments; and

•	the magnitude of our immunotherapeutic product discovery and development programs.

In the event that we do not complete a strategic transaction, we will likely seek additional funding, which may be accomplished through equity or debt financings and/or collaboration and license agreements and we are considering various business alternatives, including merger and acquisition transactions. Given the current volatility in the capital markets and the weakening economy, obtaining additional funding in the near future, whether through equity or debt financing and/or collaboration and license agreements, or otherwise completing a merger and acquisition transaction, may be difficult or impossible. We may not be able to obtain additional financing or accomplish any other business transaction we decide to pursue on terms that are favorable to us or at all.

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

Our failure to obtain additional funding may require us to delay, reduce the scope of or eliminate one or more of our current research and development projects, sell certain of our assets (including one or more of our drug programs or technologies), sell our company, or dissolve and liquidate all of our assets. For example, given constraints on our cash resources, we have put on hold further development of UVIDEM, BEXIDEM and COLLIDEM candidates as we devote existing capital to the development of our lead product candidate, mifamurtide.

We may not be able to continue as a going concern or fund our existing capital needs.

As more fully described in Note 3 of the Notes to Consolidated Financial Statements, our independent registered public accounting firm has included an explanatory paragraph in their report on our 2008 financial statements related to the uncertainty of our ability to continue as a going concern. There is substantial doubt as to whether we will be able to continue as a going concern beyond the third quarter of 2009 without access to additional capital. There can be no assurance that we will be able to obtain additional funds during 2009 on satisfactory terms, or at all. If we are unable to complete a strategic transaction and if we cannot obtain sufficient additional financing in the short-term, we may be forced to restructure or significantly curtail our operations, file for bankruptcy or cease operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be forced to take any such actions. Based upon the foregoing, our independent registered public accounting firm has included an explanatory paragraph in their report on our 2008 financial statements related to the uncertainty in our ability to continue as a going concern.

We are evaluating and considering strategic transactions, but we may not be able to complete any transaction successfully.

As previously announced, we are evaluating strategic alternatives available to us. The options we are considering include various strategic transactions, including merger or acquisition opportunities, which may involve a change in control of our company. We have engaged JMP Securities, an investment bank, to advise us in exploring alternatives available to us with respect to a possible merger or acquisition transaction. Our consideration and completion of any strategic transaction is subject to risks that could materially and adversely affect our business and financial results, including risks that we will forego business opportunities while any transaction is being considered or is pending; that our business, including our ability to retain key employees, may suffer due to uncertainty; risks inherent in negotiating and completing any transaction, including whether we would be able to secure sufficient shareholder support for any transaction and whether we could complete a transaction on favorable terms if at all; and challenges in integrating businesses and technologies in the event any transaction is completed. Our efforts to implement any strategic alternative are further complicated by the current volatility in the capital markets and the weakening economy. If we are not able to complete a strategic transaction within a reasonable period of time, we will need to obtain additional funding in order to be able to continue to operate our business.

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

Even though we have received regulatory approval for mifamurtide in Europe, we currently do not have the infrastructure or resources for commercialization and we may not be able to secure adequate pricing and reimbursement in Europe for us or any strategic partner to achieve profitability.

Mifamurtide is the only product candidate for which we have received marketing authorization. Any revenues generated will be limited by our ability to, in time, develop our own commercial organization or find a partner for the distribution of the product. In addition, the ability to obtain appropriate pricing and reimbursement for mifamurtide, and the rate of adoption of the product are risks associated with the commercialization of mifamurtide. We may also face competition from new treatments or new investigational approaches with existing therapies.

We currently do not have operational sales and marketing infrastructure for mifamurtide and do not currently have plans or sufficient funds to secure this capability. We would need to complete a strategic collaboration or other transaction with a strategic partner that has EU, and potentially U.S., operational commercial abilities or otherwise arrange for the commercialization ourselves, which would require financing. If we are unable to commercialize mifamurtide ourselves or with or through a partner promptly, any delay would materially adversely affect our business and financial position due to reduced or delayed revenues from mifamurtide sales.

In addition, the ability to obtain appropriate pricing and reimbursement for mifamurtide, and the rate of adoption of the product by the national healthcare systems are uncertainties that may influence the timing for commercial launch of mifamurtide. Mifamurtide is the first ultra-orphan oncology drug approved in Europe and as such, there are no similar approved products in the EU against which the pricing and reimbursement for mifamurtide can be referenced. In most European markets, demand levels for healthcare in general and for pharmaceuticals in particular are principally regulated by national governments. Therefore, pricing and reimbursement for mifamurtide will have to be negotiated on a Member State by Member State basis according to national rules, as there does not exist a centralized European process. We have started the pricing and reimbursement process in certain EU Member States. As each Member State has its own national rules governing pricing control and reimbursement policy for pharmaceuticals, there are likely to be uncertainties attaching to the review process, and the level reimbursement that national governments are prepared to accept. In the current economic environment, governments and private payers or insurers are increasingly looking to contain healthcare costs, including costs on drug therapies. If we are unable to obtain adequate pricing and reimbursement for mifamurtide in Europe, we or a potential strategic partner or collaborator may not be able to cover the costs necessary to manufacture, market and sell the product limiting or preventing our ability to achieve profitability.

Mifamurtide has received orphan drug designation in the U.S. and in the EU, which would provide us with a seven-year period of market exclusivity in the U.S. commencing on the date of FDA approval, and a 10-year period of market exclusivity in EU commencing on the date of grant of the European centralized marketing authorization, or through March 2019 in the EU. This market exclusivity would apply only to the approved indication for the treatment of osteosarcoma. However, the granted market exclusivity does not stop a similar product being considered for regulatory approval if it is proven to be clinically more effective and/or safer than mifamurtide. In parallel, because mifamurtide is considered a new active substance, under European pharmaceutical law, a period of 10-year regulatory data protection/exclusivity is attached to the marketing authorization. During the regulatory data protection period, no generic applicants may cross-refer to the preclinical and clinical data contained in the file for mifamurtide to support approval a generic version of mifamurtide. The European patents for the liposomal formulation of mifamurtide expired in 2005 and certain other patents covering the active ingredient in mifamurtide expired at the end of 2003. As a result, if a competitor develops a new formulation for mifamurtide, we may face generic competition following the expiration of market exclusivity and regulatory data protection. If we are not able to commercialize mifamurtide successfully, we may not bring to market our other product candidates for several years, if ever, and our prospects will be harmed as a result.

Our lead product candidate, mifamurtide, may never obtain regulatory approval in the U.S.

Even though we have received marketing authorization for mifamurtide in Europe, we may never obtain regulatory approval in the U.S. We submitted an NDA to the FDA for mifamurtide, requesting approval for its use in the treatment of newly diagnosed resectable high grade osteosarcoma patients following surgical resection in combination with multiple agent chemotherapy. In August 2007, the FDA issued a not approvable letter to us after completing the review of the NDA for mifamurtide. In this letter, the FDA requested data from additional clinical trials to demonstrate the benefit of mifamurtide, as well as information or clarification with respect to other sections of the NDA. In order to focus existing resources on certain MEPACT pre-launch commercial activities in Europe and to conserve cash while we complete our review of strategic options for the Company, we have placed the U.S. mifamurtide NDA amendment submission on hold until we complete our review.

If a single randomized trial is intended to support a marketing application, the trial should be well designed, well conducted, internally consistent and provide statistically persuasive efficacy findings, and a second trial would be ethically or practically impossible to perform. The mifamurtide marketing applications include efficacy and safety data from one Phase 3 clinical trial conducted by the COG sponsored by the NCI completed prior to our purchase of mifamurtide from Jenner in 2003 and data from preclinical, Phase 1 and Phase 2 studies. The FDA may not consider preclinical and clinical development work conducted by Ciba-Geigy, or safety and efficacy data and analyses from several Phase 1/2 and Phase 3 clinical trials, or the Phase 3 study design, conduct and analysis to be adequate or valid for their assessment of mifamurtide. These factors may cause significant delays in review, may result in the FDA requiring us to conduct additional pre-clinical or clinical trials, or may result in a determination by the FDA that the quality, safety and/or efficacy data do not support marketing approval.

We may not be able to collect, analyze and submit additional data in an amendment to the NDA for mifamurtide, if at all. Further, it is possible that the additional data will not support the benefit of mifamurtide in the treatment of non-metastatic osteosarcoma, will not allow a more robust analysis of mifamurtide, will not continue to support the overall survival benefit of mifamurtide in osteosarcoma, and may not provide substantial evidence for the potential regulatory approval of mifamurtide.

Other risks relating to regulatory approval of mifamurtide include our ability and time needed to respond to questions raised during review with regard to regulatory submissions for mifamurtide. In addition, FDA staffing issues could delay critical FDA meetings that are needed to file our amended NDA. We may not be able to address outstanding issues of the FDA. For instance, the FDA’s not approvable letter related to the NDA for mifamurtide requested data from additional clinical trials to demonstrate the benefit of mifamurtide, and we do not have sufficient financial, operational and other resources necessary to complete additional clinical trials. If we are not able to address these issues to the satisfaction of the FDA, we may not receive necessary approvals for the marketing and commercialization of mifamurtide in the U.S. when expected or at all.

Manufacturing of mifamurtide and mifamurtide components for IDM Pharma by third party suppliers is based in part on the specifications and processes established before the Phase 3 trial. We have produced mifamurtide materials that meet the same specifications as the product used in pivotal clinical trials. We submitted data showing comparability of the new (IDM Pharma) and the old (Ciba-Geigy) materials in the NDA and MAA so that the data generated during preclinical and clinical development can be used to support regulatory marketing approval. If the FDA does not accept our assessment of the comparability results, the approval in the U.S. would be delayed.

Manufacturing of mifamurtide and mifamurtide components for IDM Pharma is also a complex process involving a number of suppliers and steps, and is carried out in numerous locations and countries. Managing this manufacturing process is intricate and also involves issues created by time zone and language differences as well as knowledge of local and territorial regulations. We rely on our employees, local manufacturer representatives and consultants with knowledge of the local and territorial regulations to manufacture mifamurtide and its components to meet all of the required manufacturing and regulatory specifications. If we are unable to manufacture mifamurtide and its components in accordance with application requirements, our ability to obtain regulatory approval for mifamurtide would be adversely affected.

The development of mifamurtide suitable for commercial distribution, the review of our NDA by the FDA and stringent regulatory requirements to manufacture commercial products in various geographies have required and will continue to require significant investments of time and money, as well as the focus and attention of key personnel. If we fail to receive or are delayed in receiving regulatory approval for mifamurtide in the U.S., our financial condition and results of operations will be significantly and adversely affected.

Failure to satisfy the NASDAQ Global Market continued listing requirements may result in our common stock being delisted from the NASDAQ Global Market.

Our common stock is currently listed on the NASDAQ Global Market under the symbol “IDMI.” In the event that we fail to satisfy any of the listing requirements, our common stock may be put under review or removed from listing on the NASDAQ Global Market.

We have continued to spend substantial amounts on research and development, including regulatory activities associated with gaining marketing authorization for mifamurtide in the EU and U.S. and pre-commercial activities for mifamurtide, including amounts spent for manufacturing clinical and commercial supplies. Because we do not have committed external sources of funding and may not be able to obtain any additional funding due to volatile market conditions, particularly for biotechnology companies, we are in danger of failing to satisfy the $50.0 million minimum market value of listed securities requirement for ten consecutive trading days (pursuant to Rule 4450(b) of the NASDAQ Marketplace Rules) or the $10 million in stockholders’ equity requirement (pursuant to Rule 4450(a) of the NASDAQ Marketplace Rules), one of which is required for continued listing on the NASDAQ Global Market. If we are notified by the Listing Qualifications Staff of the NASDAQ Stock Market LLC, or NASDAQ, that our common stock may be subject to delisting for failing to satisfy the $50.0 million minimum market value of listed securities requirement for ten consecutive trading days, we will be afforded a 90 calendar day period to regain compliance. In the event we are notified by NASDAQ that our common stock may be subject to delisting for failing to satisfy the $10 million in stockholders’ equity requirement, then NASDAQ will request that we submit a plan of compliance within 15 calendar days. If we do not regain compliance, and do not elect or are unable to transfer to the NASDAQ Capital Market, NASDAQ will provide written notification that our common stock will be delisted, after which we may choose to appeal the staff determination to the NASDAQ Listing Qualifications Panel. Delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. Such delisting could also adversely affect our ability to obtain future financing for the continuation of our operations.

We are evaluating our research and development programs and considering strategic transactions, but we may not be able to complete any transaction successfully.

As previously announced, we are evaluating our research and development programs, including related assets and costs, and strategic alternatives available to us. The options we are considering include various strategic transactions, including merger or acquisition opportunities, which may involve a change in control of our company. We have engaged JMP Securities, an investment bank, to advise us in exploring alternatives available to us with respect to a possible merger or acquisition transaction. Our consideration and completion of any strategic transaction is subject to risks that could materially and adversely affect our business and financial results, including risks that we will forego business opportunities while any transaction is being considered or is pending; that our business, including our ability to retain key employees, may suffer due to uncertainty; risks inherent in negotiating and completing any transaction, including whether we would be able to complete a transaction on favorable terms if at all; and challenges in integrating businesses and technologies in the event any transaction is completed. Our efforts to implement any strategic alternative are further complicated by the current volatility in the capital markets and the weakening economy. If we are not able to complete a strategic transaction within a reasonable period of time, we will need to obtain additional funding in order to be able to continue to operate our business.

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

Our product candidates other than mifamurtide are at early stages of development, and we may fail to develop and successfully commercialize safe and effective treatments based on these products or other technology. For each product candidate, we must demonstrate safety and efficacy in humans through extensive clinical testing, which is very expensive, can take many years and has an uncertain outcome. We may experience numerous unforeseen events during or as a result of the testing process that could delay or prevent testing or commercialization of our products, including:

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

Our revenues and operating results are likely to fluctuate and be unpredictable.

Our revenues and operating results have fluctuated in the past, and our revenues and operating results are likely to continue to do so in the future. This is due to the non-recurring nature of these revenues, which in the past have been derived principally from payments made under the collaboration agreement with sanofi-aventis and from government grants and contracts. As a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program and our decision to close operations of our Paris, France subsidiary, where the majority of our government grants and contracts were awarded and performed, we expect revenues in the near term to be primarily derived from investment income and to be significantly less than in prior years. If we are able to commercialize mifamurtide, either with a partner, or alone if we are able to obtain financing, our revenues will be unpredictable after initial launch as they will be impacted by pricing and reimbursement for mifamurtide, and the rate of adoption of the product. Our costs associated with mifamurtide may also be unpredictable and fluctuate depending on volume, distribution, warehousing, transportation and manufacturing costs, and taxes and other costs in the various geographies in which we may sell.

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

We have experienced significant operating losses since our inception. Our accumulated deficit was $216.7 million as of December 31, 2008. It is likely that we will continue to incur substantial net operating losses for the foreseeable future, which may adversely affect our ability to continue operations. We have not generated revenues from the commercialization of any product. All of our revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants, certain asset divestitures and interest income. To achieve profitable operations, we, alone or with collaborators, must successfully identify, develop, register and market proprietary products. We currently do not have operational sales and marketing infrastructure for mifamurtide and do not currently have plans or sufficient funds to secure this capability. We also cannot be assured that we will secure adequate pricing, listing and reimbursement of MEPACT in Europe. We would need to complete a strategic collaboration or other transaction with a strategic partner that has EU, and potentially U.S., operational commercial abilities or otherwise arrange for the commercialization ourselves, which would require financing. We therefore do not expect to generate revenues from the commercialization of any product until the second half of 2009 at the earliest. We may not be able to generate sufficient product revenue to become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or yearly basis.

If we lose our key management personnel or are unable to attract and retain qualified personnel, it could delay or hurt our research and product development efforts.

We are dependent on the principal members of our management staff, including Mr. Timothy P. Walbert, President and Chief Executive Officer, Mr. Robert J. De Vaere, Senior Vice President, Finance and Administration and Chief Financial Officer, Dr. Jeffrey W. Sherman, M.D., FACP, Senior Vice President, Research and Development and Chief Medical Officer and Mr. Timothy C. Melkus, Senior Vice President, Business Development and Operations. We have previously entered into employment contracts and retention agreements with the aforementioned management staff, which we believe provide them incentives to remain as employees with us, although there can be no assurance they will do so. We do not maintain key person life insurance on the life of any employee. Our ability to develop our products and achieve our other business objectives also depends in part on the continued service of our key management personnel and our ability to identify hire and retain additional qualified personnel. We do not have employment agreements with our non-management personnel. However, we have entered into retention bonus arrangements with certain of our employees, which we believe provide them incentives to remain as employees with us, although there can be no assurance they will do so. As previously disclosed, Mr. Walbert and Mr. De Vaere are also serving as President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, respectively, of Horizon Therapeutics, Inc., a private biopharmaceutical company focused on the development of prescription drugs for mild to moderate pain relief, while continuing to serve as our President, Chief Executive Officer and a member of the Board and Senior Vice President Finance and Administration and Chief Financial Officer, respectively of the Company. There is risk that this dual-employment arrangement may not be sustainable for an extended period. There is intense competition for qualified personnel in chemistry, biochemistry, immunology and other areas of our proposed activities and we may not be able to continue to attract and retain such personnel necessary for the development of our business. Because of the intense competition for qualified personnel among technology-based businesses, particularly in the Southern California area, we may not be successful in adding technical personnel as needed to meet the staffing requirements of additional collaborative relationships. Our failure to attract and retain key personnel could delay or be significantly detrimental to our product development programs and could cause our stock price to decline.

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

We have a variety of treatment approaches and some may not prove effective.

Our immunotherapeutic treatment approaches are largely untested. To date, only a limited number of immunotherapeutic antibody-based and vaccine-based products designed to fight cancer have been approved for commercialization, and for only a few specific types of cancer. The basis for most immunotherapeutic treatment approaches being developed for the treatment of cancer is the discovery that cancer cells express more of certain proteins, known as antigens, on their surfaces, which may allow them to be distinguished from normal cells. Immunotherapy is designed either to manipulate the body’s immune cells to target antigens and destroy the cancer cells that overexpress them or to activate the body’s immune system generally. However, immunotherapy has failed in the past for a number of reasons, including:

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

We will need to enter into and maintain collaborative arrangements with pharmaceutical and biotechnology companies or other strategic partners both for development and for commercialization of potential products in markets where it would be too costly or complex to do so on our own, such as commercialization of mifamurtide in Europe. If we are not able to enter into new collaborations on acceptable terms, we may be forced to abandon or delay development and commercialization of some product candidates and our business will be harmed.

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

Mifamurtide manufacture involves the acquisition of the API and excipients, which are then dissolved in a specialized solvent, mixed, filtered and finally lyophilized in vials. Currently we have contracts with third-party suppliers for the manufacture of the API and final product formulation, fill and finish for mifamurtide. We also have agreements with several other suppliers that perform the key analytical and quality control tests necessary for the release of mifamurtide. The excipients are purchased via purchase orders.

While we have identified alternate suppliers that could provide these products and services, should the ability of our current contractors to manufacture and test MTP-PE and/or mifamurtide be impaired or otherwise limited, we do not have any agreements or current arrangements with these alternate suppliers. Delays or impairment of our ability to continue manufacturing mifamurtide could be caused by physical damage or impairment of our supplier facilities, failure to renew manufacturing agreements with them or other unforeseen circumstances. Such impairment could significantly impact our ability to commercialize mifamurtide in Europe should we find a partner or conclude a financing which would allow us to commercialize on our own. Despite our having already identified potential alternative suppliers, it would take a significant amount of time and resources to initiate and validate all of the required processes and activities to bring any new supplier on-line, resulting in interruptions in the availability of mifamurtide.

We have one sole source supplier for a component of our IDM-2101 product candidate. This material is not supplied under a long-term contract but we have not had difficulties obtaining the material in a timely manner in the past. The supplier also provides the same or similar material to other customers and we do not believe we are at risk of losing this supplier. We have several other suppliers that are currently our sole sources for the materials they supply, though we believe alternate suppliers could be developed in a reasonable period of time.

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

We are currently dependent on third parties for the production and testing of our lead product candidate, mifamurtide and mifamurtide components. We may not be able to enter into future subcontracting agreements for the commercial supply of mifamurtide or certain of our other products or to do so on terms that are acceptable to us. If we are unable to enter into acceptable subcontracting agreements, we will not be able to successfully commercialize mifamurtide or any of our other products. In addition, reliance on third-party manufacturers poses additional risks which we would not face if we produced our products ourselves, including:

•	non-compliance by these third parties with regulatory and quality control standards;

•	breach by these third parties of their agreements with us; and

•	termination or non-renewal of these agreements for reasons beyond our control.

If products manufactured by third-party suppliers fail to comply with regulatory standards, sanctions could be imposed on us. These sanctions could include fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of our products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. If we change manufacturers for mifamurtide, we will be required to undergo revalidation of the manufacturing process and procedures in accordance with GMP. This revalidation could be costly, incur significant delays and require the attention of our key personnel.

We cannot be sure that we can manufacture, either on our own or through contracts with outside parties, our immunotherapeutic product candidates at a cost or in quantities that are commercially viable.

We are subject to extensive and uncertain government regulation and we may not be able to obtain necessary regulatory approvals.

To date, none of our potential products have been approved for marketing by any regulatory agencies. We cannot be sure that we will receive the regulatory approvals necessary to commercialize any of our potential products. Our product candidates will be subject to extensive governmental regulation, and the applicable regulatory requirements are uncertain and subject to change. The FDA and the EMEA maintain rigorous requirements for, among other things, the research and development, preclinical testing and clinical trials, manufacture, safety, efficacy, record keeping, labeling, marketing, sale and distribution of therapeutic products. Failure to meet ongoing regulatory requirements or obtain and maintain regulatory approval of our products could harm our business. In particular, the U.S. is the world’s largest pharmaceutical market. Without FDA approval, we would be unable to access the U.S. market. In addition, noncompliance with initial or continuing requirements can result in, among other things:

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

To market any drug products outside of the U.S. and the EU, we and our collaborators will also be subject to numerous and varying foreign regulatory requirements, implemented by foreign health authorities, governing the design and conduct of human clinical trials and marketing approval for biologics or other drug products. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA or EMEA approval. The foreign regulatory approval processes usually include all of the risks associated with obtaining FDA or EMEA approval, and approval by the FDA does not ensure approval by the health authorities of any other country, nor does the approval by the EMEA or the foreign health authorities ensure approval by the FDA. Even if we obtain commercial regulatory approvals, the approvals may significantly limit the indicated uses for which we may market our products.

We may not be able to commercialize products under development by us if those products infringe claims in existing patents or patents that have not yet issued, and this would materially harm our ability to operate.

As is typical in the biotechnology industry, our commercial success will depend in part on our ability to avoid infringing patents issued to others and/or to avoid breaching the technology licenses upon which we might base our products. There may be patents issued to others that contain claims that may cover certain aspects of our technologies or those of our collaborators, including cancer vaccine epitopes and peptide vaccines. If we are required to obtain a license under one or more of these patents to practice certain aspects of our immunotherapy technologies in Europe and in the U.S., such a license may not be available on commercially reasonable terms, if at all. If we fail to obtain a license on acceptable terms to any technology that we need in order to develop or commercialize our products, or to develop an alternative product or technology that does not infringe on the patent rights of others, we would be prevented from commercializing our products and our business and prospects would be harmed.

Our failure to obtain issued patents and, consequently, to protect our proprietary technology, could hurt our competitive position.

Our success depends in part on our ability to obtain and enforce claims in our patents directed to our products, technologies and processes, both in the U.S. and in other countries. Although we have issued patents and have filed various patent applications, our patent position is highly uncertain and involves complex legal and factual questions. Legal standards relating to patentability, validity and scope of patent claims in epitope identification, immunotherapy and other aspects of our technology field are still evolving. Patents issued, or which may be issued, to us may not be sufficiently broad to protect our immunotherapy technologies and processes, and patents may not issue from any of our patent applications. For example, even though our patent portfolio includes patent applications with claims directed to peptide epitopes and methods of utilizing sequence motifs to identify peptide epitopes and also includes patent applications with claims directed to vaccines derived from blood monocytes, we cannot assure you of the breadth of claims that will be allowed or that may issue in future patents. Other risks and uncertainties that we will face with respect to our patents and patent applications include the following:

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

Many of the companies developing competing technologies and products have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical development, obtaining regulatory approvals and marketing than we have, and we may not be able to compete effectively against them. Large pharmaceutical companies in particular, such as sanofi-aventis, Glaxo SmithKline, Roche, Pfizer, Novartis and AstraZeneca have substantially more extensive experience in clinical testing and in obtaining regulatory approvals than us. Smaller or early-stage companies, most importantly those in the immunotherapy field, may also prove to be significant competitors. These companies may become even stronger competitors through collaborative arrangements with large companies. All of these companies may compete with us to acquire rights to promising antibodies, antigens and other complementary technologies.

Litigation regarding intellectual property rights owned or used by us may be costly and time-consuming.

Litigation may be necessary to enforce the claims in any patents issued to us or to defend against any claims of infringement of patents owned by third parties that are asserted against us. In addition, we may have to participate in one or more interference proceedings declared by the U.S. Patent and Trademark Office or other foreign patent governing authorities, which could result in substantial costs to determine the priority of inventions.

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

The enforcement, defense and prosecution of intellectual property rights, including the U.S. Patent and Trademark Office’s and related foreign patent offices’ interference proceedings, and related legal and administrative proceedings in the United States and elsewhere involve complex legal and factual questions. As a result, these proceedings are costly and time-consuming, and their outcome is uncertain. Litigation may be necessary to:

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

If we succeed in receiving regulatory approval and launching our product candidates based on our immunotherapeutic technology, it will take time to gain acceptance in the medical community, including health care providers, patients and government or third-party payers. The degree of market acceptance will depend on several factors, including:

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

We may experience difficulties managing our growth if we determine to market and commercialize our products independently, which could adversely affect our results of operations.

We currently do not have operational sales and marketing infrastructure for mifamurtide and do not currently have plans or sufficient funds to secure this capability. We also cannot be assured that we will secure adequate pricing, listing and reimbursement of MEPACT in Europe. We would need to complete a strategic collaboration or other transaction with a strategic partner that has EU, and potentially U.S., operational commercial abilities or otherwise arrange for the commercialization ourselves, which would require financing. If we were to market and commercialize mifamurtide on our own in the U.S., assuming receipt of the necessary regulatory approval, it is expected that we will grow in certain areas of our operations as we develop. In particular, we will need to expand our sales and marketing capabilities to market mifamurtide. We will therefore need to recruit personnel, particularly sales and marketing personnel, and expand our capabilities, which may strain our managerial, operational, financial and other resources. To compete effectively and manage our growth, we would have to:

•	train, manage, motivate and retain our employee base;

•	accurately forecast demand for, and revenues from, our product candidates, particularly mifamurtide; and

•	expand existing operational, financial and management information systems to support development and commercialization activities.

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

The market prices for securities of biotechnology companies, including our common stock, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are not necessarily related to the operating performance of such companies. From August 16, 2005, when we began trading on the NASDAQ Global Market under our new trading symbol “IDMI” through December 31, 2008, the closing stock price of our common stock ranged from $0.59 to $9.27 and has been and will continue to be influenced by general market and industry conditions. In addition, the following factors may have a significant effect on the market price of our common stock:

•	The development and regulatory status of our product candidates, particularly mifamurtide;

•	whether we are able to secure additional financing on favorable terms, if at all;

•	announcements of technological innovations or new commercial immunotherapeutic products by us or others;

•	governmental regulation that affects the biotechnology and pharmaceutical industries in general or us in particular;

•	developments in patent or other proprietary rights by us;

•	receipt of funding by us under collaboration and license agreements and government grants;

•	developments in, or termination of, our relationships with our collaborators and licensees;

•	public concern as to the clinical results and/or the safety of drugs developed by us or others; and

•	announcements related to the sale of our common stock or other securities.

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

Our executive officers and directors, in the aggregate, beneficially own approximately 0.3% of the shares of our common stock as of December 31, 2008. Moreover, Palo Alto Investors, LLC, Medarex and sanofi-aventis currently own approximately 39.4%, 10.4%, and 4.6%, respectively, of the total shares of our common stock outstanding as December 31, 2008. As a result, Palo Alto Investors LLC, Medarex and sanofi-aventis, and our other principal stockholders, executive officers and directors, should they decide to act individually or together, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including any strategic transaction that may require stockholder approval, the election and removal of directors, distribution of dividends, changes to our bylaws and other important decisions, such as future equity issuances. To our knowledge, Palo Alto Investors LLC, Medarex and sanofi-aventis have not, nor have any of our other principal stockholders, entered into any voting agreements or formed a group as defined under the Exchange Act.

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

We have a 40,000 square feet U.S. facility located in an industrial building in Irvine, California. Our lease was renewed for five years in 2004 and will end in November 2009. The U.S. facility includes office space and a cell processing manufacturing center that we no longer utilize following sanofi-aventis’ decision to terminate its participation in the UVIDEM development program.

As a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program and our decision to close operations of our Paris subsidiary, we have terminated and transferred our leases to third parties with respect to our facilities in Paris, France. We continue to maintain IDM Pharma S.A. as a French subsidiary and conduct its business, now solely related to mifamurtide, through the use of consultants and contracted activity.

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

	High	Low

2009
First Quarter (through March 24)	$2.39	$1.52
2008
Fourth Quarter	$2.54	$1.45
Third Quarter	$3.63	$1.67
Second Quarter	$2.77	$1.96
First Quarter	$3.81	$0.59
2007
Fourth Quarter	$1.64	$0.79
Third Quarter	$2.90	$1.48
Second Quarter	$9.27	$2.59
First Quarter	$3.30	$2.38

As of March 24, 2009, there were approximately 146 stockholders of record of our common stock. We have never declared or paid dividends on our common stock and do not anticipate the payment of dividends in the foreseeable future.

For information concerning prior stockholder approval of and other matters relating to our equity incentive plans, see Item 12 in this Annual Report on Form 10-K.

Stock Price Performance Graph(1)

The following graph shows a comparison of the total cumulative returns of an investment of $100 in cash for the period of December 31, 2003 through December 31, 2008, in (i) our common stock, (ii) the Nasdaq US Index and (iii) the Nasdaq Pharmaceuticals Index. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The graph assumes that all dividends have been reinvested (to date, we have not declared any dividends).

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

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In millions, except for net loss per share)

Statement of Operations Data:
Operating revenues	$3.1	$14.6	$11.3	$8.5	$5.8
Net loss	(18.6)	(18.3)	(23.5)	(39.2)	(31.7)
Net loss per share — basic and diluted	(0.74)	(0.87)	(1.75)	(3.84)	(4.35)

	As of December 31,
	2008	2007	2006	2005	2004
	(In millions)

Balance Sheet Data:
Working capital	$4.2	$21.0	$4.5	$22.4	$37.2
Total assets	19.7	40.1	24.4	42.9	55.3
Long-term obligations	1.1	1.7	1.0	0.8	0.4
Stockholders’ equity	9.1	26.0	10.2	28.7	42.5

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are developing our lead product candidate, mifamurtide, known as MEPACT® in Europe, for the treatment in combination with chemotherapy following surgery of patients with non-metastatic resectable osteosarcoma, or bone cancer. We have received orphan drug designation for mifamurtide in the U.S., and the EU, for the treatment of osteosarcoma. A Phase 3 clinical trial for the treatment of osteosarcoma was completed by COG, before the product candidate was acquired by us in 2003. In October 2006, we submitted an NDA, in eCTD format, to the FDA, for mifamurtide, requesting approval for its use in the treatment of patients with newly diagnosed resectable high-grade osteosarcoma following surgical resection in combination with multiple agent chemotherapy. The FDA accepted the NDA for substantive review, on a standard review basis, contingent upon our commitment to provide pharmacokinetic data for the to-be-marketed mifamurtide product.

In November 2006 we submitted an MAA, for MEPACT to the EMEA. The EMEA determined the application was valid and the review procedure was started in late November 2006.

We attended an oral explanation hearing before the CHMP, the scientific committee of the EMEA, regarding the MAA on January 23, 2008. The CHMP considered, in a non-binding opinion, that the data presented by us suggested a possible clinical benefit in terms of survival. As a result of the CHMP’s non-binding opinion, we were granted a clock stop, or time extension, to allow us additional time to respond to all the remaining questions regarding the MAA. On November 17, 2008, the CHMP issued a positive opinion, recommending grant of a centralized marketing authorization in the EU for MEPACT. The CHMP recommendation was formally adopted on December 18, 2008 by the CHMP and final European Commission approval was received on March 6, 2009. The centralized marketing authorization allows MEPACT to be marketed in the 27 Member States of the EU, as well as in Iceland, Liechtenstein and Norway. MEPACT was granted orphan medicinal product status in Europe in 2004 and under European pharmaceutical legislation is entitled to a period of 10 years market exclusivity in respect of the approved indication.

In the U.S., the FDA’s Oncologic Drugs Advisory Committee, or ODAC, met on May 9, 2007 and voted 12 to 2 that the submitted results of the Phase 3 trial did not provide substantial evidence of effectiveness of mifamurtide in the treatment of patients with non-metastatic, resectable osteosarcoma receiving combination chemotherapy. On July 23, 2007, following a meeting with the FDA, we announced that we would collect, analyze and submit additional data for mifamurtide to the FDA, in an amendment to the NDA. On August 27, 2007, the FDA issued a not approvable letter to us after completing the review of the NDA for mifamurtide. The FDA requested data from additional clinical trials to demonstrate the benefit of mifamurtide, as well as information or clarification with respect to other sections of the NDA. We do not believe that additional clinical trials are necessary to gain approval of the mifamurtide NDA. While we believe that the existing clinical trial data justifies approval of mifamurtide in the U.S., there are no assurances that FDA will accept our amended NDA as supportive for approval. We do not have sufficient resources to conduct additional clinical trials of mifamurtide in the U.S. In order to focus existing resources on certain MEPACT pre-launch commercial activities in Europe and to conserve cash while we complete our review of strategic options for the Company, we have placed the U.S. mifamurtide NDA amendment submission on hold until we complete our review.

The timing of marketing approval of mifamurtide in the U.S. is subject to risks and uncertainties beyond our control. These risks and uncertainties regarding product approval and commercialization include the timing of submission and FDA review of the amendment to the NDA, our ability to respond to questions and concerns raised by the FDA in a satisfactory manner, the time needed to respond to any issues raised by the FDA during the review of our amended NDA for mifamurtide, and the possibility that the FDA may not consider preclinical and clinical development work and existing safety and efficacy data, the Phase 3 study design, conduct and analysis, available nonclinical studies, or the existing drug comparability studies between the drug used in the Phase 3 study and the drug manufactured by us as adequate or valid for their assessment of marketing approval of mifamurtide. These factors may cause delays in submission or review of the NDA amendment, may result in the FDA requiring us to conduct or complete additional clinical trials, nonclinical and drug comparability studies, or may result in a determination by the FDA that the data in the to be submitted NDA amendment do not support marketing approval. As a result, we may not receive approval from the FDA for the marketing and commercialization of mifamurtide in the U.S. when expected or at all.

In addition, we currently do not have operational sales and marketing infrastructure for mifamurtide and do not currently have plans or sufficient funds to secure this capability. We would need to complete a strategic collaboration or other transaction with a strategic partner that has EU and U.S. commercialization abilities or otherwise arrange for the commercialization ourselves. If we are unable to commercialize mifamurtide ourselves or with or through a partner, any delay would materially adversely affect our business and financial position due to reduced or delayed revenues from mifamurtide sales.

We have an agreement with Novartis granting us an exclusive, worldwide license to intellectual property rights relating to mifamurtide. We have exclusive worldwide sales and marketing rights for mifamurtide, except in Israel and South East Europe where we licensed distribution rights to third parties.

We had been jointly developing UVIDEM®, a cell-based therapeutic vaccine product candidate based on dendritic cells, with sanofi-aventis S.A., or sanofi-aventis. UVIDEM is based on dendritic cells, a type of specialized immune cells derived from a patient’s own white blood cells, exposed to tumor cell antigens in our production facility and then reinjected into the patient in order to stimulate the immune system to recognize and kill tumor cells that display these antigens on their surface. We completed patient enrollment in two Phase 2 clinical trials of UVIDEM for the treatment of melanoma and in the fourth quarter of 2007 started a new Phase 2 clinical trial of UVIDEM.

On December 26, 2007, sanofi-aventis notified us of its decision to terminate its participation in the UVIDEM development program and we have put on hold further development of the program. In March 2008, we and sanofi-aventis entered into an agreement, referred to as the Settlement Agreement, aimed at resolving the various pending or potential issues related to the UVIDEM development program. All rights to the UVIDEM development program have reverted to us, and sanofi-aventis has no further rights to that program, including any right of first refusal. In accordance with the terms of the Settlement Agreement, sanofi-aventis retains its options with respect to our other cell therapy programs under the existing collaboration agreement, although we do not currently have any such programs in development, or plans to conduct any further development. The Settlement Agreement also provided that sanofi-aventis would pay $8.1 million (€5.2 million converted at the average exchange rate in the second quarter of 2008). Of the $8.1 million, $2.4 million was for the research and development costs of the UVIDEM development program for the first quarter of 2008, which was received and recognized as revenue in that quarter, and $5.7 million was related to the shut down of the UVIDEM program, which was received and recognized as contract settlement income in the second quarter of 2008. In addition, we recognized the remaining $2.4 million of deferred revenue relating to this program in the fourth quarter of 2007.

We have also been developing IDM-2101 for non-small cell lung cancer, or NSCLC. IDM-2101 is composed of multiple tumor-specific cytotoxic T-lymphocyte (CTL), epitopes that were selected from tumor-associated antigens. Some of the epitopes have been modified to create analogs in order to enhance the potency of the T cell response induced by the vaccine. We reported on early Phase 2 results of IDM-2101 at the ASCO meeting in June 2007 and the iSBTc meeting in November 2007, and reported on Phase 2 follow-up data at the ASCO meeting in June 2008. A manuscript of the study results were submitted, accepted and published in the September 20, 2008 issue of the Journal of Clinical Oncology. To conserve capital, we have put all further development of IDM-2101 on hold other than planning activities for possible future clinical studies.

As previously announced, we are evaluating our research and development programs, including related assets and costs, and strategic alternatives available to us. The options we are considering include various strategic transactions, including merger or acquisition opportunities, which may involve a change in control of our company. We are focusing our current research and development activities primarily on mifamurtide and clinical planning for IDM-2101. In order to contain our expenses, we have put on hold further development of our other product candidates, including UVIDEM for treatment of melanoma, COLLIDEM for treatment of colorectal cancer and BEXIDEM, a product candidate for which we completed the Phase 2 stage of a Phase 2/3 clinical trial in Europe for the treatment of superficial bladder cancer, until collaborative partners can be found or other funding for those programs becomes available.

We have incurred significant net losses and have generated limited revenues since inception. As of December 31, 2008, our accumulated deficit was $216.7 million and our revenues for the year ended December 31, 2008, 2007, and 2006 were $3.1 million $14.6 million, and $11.3 million, respectively. In connection with placing the development of UVIDEM on hold and to conserve cash, in January 2008, our Board authorized an organizational restructuring which included the closure of our operations in Paris, France at the end of the second quarter of 2008, and implementation of workforce reductions in Irvine, California, which we completed in January 2008. In February 2007 and June 2007 we completed financing transactions of $12.9 million and $25.0 million, respectively. However, we will continue to spend substantial amounts on research and development, including regulatory activities associated with gaining marketing authorization for mifamurtide in the U.S., and pre-commercial activities for mifamurtide, including amounts spent for manufacturing clinical and commercial supplies. In order to focus on those areas we believe can provide the most near term value to our stockholders and to ensure we have adequate cash to complete our review of strategic options for the Company, we are concentrating our near-term efforts on certain MEPACT pre-launch commercial activities in Europe and the review of such strategic options, including merger or acquisition opportunities, which may involve a change in control of our company. Consequently, we have placed the U.S. mifamurtide NDA amendment submission on hold until we complete our strategic review, which will allow us to operate into the third quarter of 2009. We have engaged JMP Securities, an investment bank, to advise us in exploring alternatives available to us with respect to a possible merger or acquisition transaction.

Our research and development expenses have historically included costs associated with preclinical development and clinical trials of our product candidates, salaries and other expenses for personnel, laboratory supplies and materials, consulting and contract research costs, facility costs, amortization of intangible assets such as patents and licenses, and depreciation of laboratory and office equipment. Our research and development expenses for the year ended December 31, 2008, 2007, and 2006 were $11.2 million $22.3 million, and $22.9 million, respectively. From inception through December 31, 2008, we have incurred costs of approximately $184.9 million associated with research and development in all program areas, including patent and license impairment charges, while we have only recorded approximately $54.2 million in research and development revenues. Following our acquisition of mifamurtide and certain other assets from Jenner in early 2003, our research and development expenses related to mifamurtide have amounted to approximately $25.2 million consisting mainly of manufacturing costs, external consultant fees, and personnel-related costs. We charge all research and development expenses to operations as they are incurred. We will continue to incur significant research and development and general administrative expenses related to the maturation of our product development programs.

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

The lengthy process of seeking regulatory approvals, and the subsequent compliance with applicable regulations, requires the expenditure of substantial resources. Our failure to obtain, or any delay in our obtaining, regulatory approvals would cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations and cash flow. We cannot be certain whether or when any net cash inflow from mifamurtide or any of our other development projects will commence.

We expect to continue to incur net losses for the next several years while we pursue our strategy of advancing mifamurtide to commercialization and broadening our development pipeline. The amount of future net losses and the time we will require to reach profitability, if at all, are highly uncertain.

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

We have entered into a number of collaborations with academic and non-academic institutions and pharmaceutical companies. In July 2001, we entered into a significant collaboration agreement with sanofi-aventis under which we have generated revenue, and which has now been terminated with respect to the UVIDEM development program. We are also seeking to enter into other collaborative agreements for certain products with other partners, including the potential commercialization of mifamurtide, which may provide additional sources of revenues. Consequently, our financial statements have been prepared as if we were an operating company.

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

The operating results for the 2007 period have been adjusted to properly reflect the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109, Accounting for Income Taxes (FIN 48) on January 1, 2007 and recorded an adjustment to decrease retained earnings at January 1, 2007 by $1.2 million representing the cumulative effect of adopting FIN 48.

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

We have generated certain revenues from a collaborative agreement with sanofi-aventis, a stockholder and therefore a related party to us. These revenues consist of up-front fees, milestone payments for advancing its drug candidates through clinical trials and regulatory approval and ongoing research and development funding. On December 26, 2007, sanofi-aventis notified us of its decision to terminate its participation in the UVIDEM development program to take effect after 90 days, and we placed further development of UVIDEM on hold (see Note 5 to the Consolidated Financial Statements).

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

Impairment of long-lived assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically evaluate the value reflected on our balance sheet of long-lived assets, such as patents and licenses, when events and circumstances indicate that the carrying amount of an asset may not be recovered. Such events and circumstances include recommendations by advisory panels to the FDA regarding evidence of effectiveness of the our drug candidates, communication with the regulatory agencies regarding safety and efficacy of our products under review, the use of the asset in current research and development projects, any potential alternative uses of the asset in other research and development projects in the short to medium term, clinical trial results and research and development portfolio management options. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. At December 31, 2008, the license from Novartis for mifamurtide represented approximately $2.5 million of the total amount in Patents, Trademarks and Other Licenses. The balance relates to IDM-2101, which is under active development (see Note 4 to the Consolidated Financial Statements). Based on the recent marketing authorization for mifamurtide in Europe, we believe the future cash flows to be received from the long-lived assets will exceed the assets carrying value indicating no impairment at December 31, 2008.

We have several product candidates that we put on hold, and we have not found a collaborative partner or obtained funding to restart development of the product candidates within one year after development was put on hold, as such, the remaining carrying value of those product candidates of $0.1 million was written off as of December 31, 2007.

In addition, as a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program and our decision to close the operations of our Paris subsidiary, $0.4 million in UVIDEM related intellectual property and $0.6 million in UVIDEM related property and equipment was impaired in the fourth quarter of 2007. We have offset the loss on abandoned property and equipment with a portion of the payments received from sanofi-aventis pursuant to the Settlement Agreement and the sale of previously impaired property and equipment and the transfer of facility leases to third parties. We also previously recorded an impairment charge of $0.3 million in the first quarter of 2007 for laboratory equipment and leasehold improvements in a vacated research facility in Paris.

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we annually test goodwill and other indefinite-lived intangible assets for impairment, and more frequently if certain indicators are present. This analysis requires us first to compare the fair value of a reporting unit with its carrying amount, including goodwill. We have determined that we are operating as one reporting unit for purposes of this analysis. If the fair value of the reporting unit on the measurement date is less than the carrying amount, a second step is performed to determine the amount of the impairment loss. This involves comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill. As of the period ended December 31, 2008, our analysis determined that the fair value of the reporting unit exceeded the carrying amount and thus no goodwill impairment was recognized.

Restructuring, Severance and Retention Related Charges

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

August 2006 Restructuring Plan

In August 2006, our Board of Directors approved a restructuring and cash conservation plan and in December 2006 the Board authorized an organizational restructuring, which was completed in December 2006. This restructuring included focusing our research and development activities in 2007 primarily on mifamurtide and our collaboration with sanofi-aventis for UVIDEM, putting further development of BEXIDEM and other product candidates on hold until collaborative partners could be found or additional funding became available, and a workforce reduction of 17 employees located in our facility in Paris, France. We recorded a total cumulative charge of $1.0 million in 2006, which included a $0.1 million contract termination charge in the third quarter of 2006 and total charges of $0.9 million in the fourth quarter of 2006 for severance payments and other related charges. Of the $1.0 million total restructuring costs in 2006, $0.8 million was included in Research and Development expense, and $0.2 million in General and Administrative expense. Of these charges, $0.2 million, $0.6 million and $0.2 million were paid in the fourth quarter of 2006, first quarter of 2007 and second quarter of 2007, respectively. There are no accrued and unpaid costs related to the August 2006 restructuring plan at December 31, 2008 and 2007. In the first quarter of 2007, we also recorded a $0.3 million charge to write off fixed assets in conjunction with terminating a lease for our Paris research facility. This amount was recorded as a research and development expense.

January 2008 Restructuring Plan

In January 2008, our Board of Directors authorized an organizational restructuring that resulted in a workforce reduction in Irvine, California on January 29, 2008, and the closure of our operations and termination of all our employees in Paris, France as of the end of the second quarter of 2008. This organizational restructuring resulted primarily from the discontinued development of UVIDEM, our investigational therapy for the treatment of melanoma. We continue to maintain IDM Pharma S.A. as a French subsidiary and conduct its business, now solely related to mifamurtide, through the use of consultants and contracted activity.

In connection with the closure of our operations in France and the associated workforce reduction, there was a statutory minimum severance requirement under French labor laws which must be provided to the employees. This statutory minimum requirement was considered an ongoing benefit arrangement under SFAS 112 accruable in the fourth quarter of 2007, while incremental negotiated severance amounts, and expenses for facility closure and contract terminations were considered costs associated with exit or disposal activities under SFAS 146 and were recorded in 2008 when the recognition requirements were met.

Through December 31, 2008, we recorded a total cumulative charge of $4.5 million in restructuring costs, of which $1.1 million was recorded in 2007 and $3.4 million was recorded in 2008, under the January 2008 restructuring plan. We do not expect to incur additional costs related to the January 2008 restructuring plan beyond December 31, 2008. These costs are recorded as restructuring expense in the statements of operations and there are no accrued or unpaid costs at December 31, 2008. A summary of the nature and amount of expenses and the related activities are as follows:

		Facility Shutdown
		(Net of Proceeds
		from Sale of Fixed
	Severance	Assets)	Total

Liability at December 31, 2007	$500,000	$—	$500,000
Expenses incurred, net of recoveries from sale of property and equipment	3,200,000	200,000	3,400,000
Payments made	(3,700,000)	(200,000)	(3,900,000)

Liability at December 31, 2008	$—	$—	$—

In addition to the restructuring costs above, certain real and intellectual property assets, primarily associated with UVIDEM, have also been impaired. In the fourth quarter of 2007, we recorded $0.4 million in impairment charges for UVIDEM related intangibles and $0.6 million for property and equipment, which were included in the 2007 statement of operations as research and development expense and as a component of restructuring expense, respectively. We previously recorded an impairment charge of $0.3 million in the first quarter of 2007 for laboratory equipment and leasehold improvements in a vacated research facility in Paris, France, which was recorded in research and development expense.

A substantial portion of these restructuring expenses were offset by $5.7 million received in April 2008 under the March 2008 Settlement Agreement with sanofi-aventis in connection with its termination of participation in the UVIDEM development program as discussed in Note 5 in the notes to the consolidated financial statements. In addition, we were able to sell the property and equipment and transfer the facility leases to third parties. Costs recovered and obligations relieved were recorded as a reduction in restructuring expense in 2008 when realized. As of December 31, 2008, proceeds received from sale of property and equipment was $0.3 million and the costs to transfer facility leases to third parties amounted to $0.2 million.

Employee Retention

Retention bonuses based on continuous service and stock-based compensation related to restricted stock awards are recorded ratably over the requisite service or vesting periods, with immediate recognition of the remaining expenses if payment or vesting is accelerated upon the occurrence of specified events. Payments triggered by performance conditions will be recorded over the implicit service period if achievement is probable, or otherwise when the specified event occurs. Severance payments will be recorded upon separation. For the year ended December 31, 2008, we recorded $1.0 million in cash compensation expense associated with retention and milestone bonuses and $1.0 million in stock compensation expense in relation to the stock awards.

To retain key employees, we adopted the following employee retention programs. These programs are not directly related to the January 2008 restructuring plan and the related compensation expense is included in the applicable operating expense category in the consolidated statement of operations.

On December 20, 2007, our Board of Directors approved a non-executive retention program which provided $0.3 million in retention bonuses for employees who remained employed on June 30, 2008 and restricted stock awards that vest over one year. We recorded $0.3 million in cash compensation expense related to the December 20, 2007 non-executive retention program in 2008.

On January 10, 2008, our Board of Directors also approved an executive officer retention program which provided that if a specified executive officer is terminated without cause prior to August 31, 2008, the executive officer would be entitled to receive a lump sum cash payment equal to such executive officer’s base salary, less standard deductions and withholding, for the period from the date of termination through August 31, 2008. We did not incur any expenses in connection with this aspect of the retention program as none of the executives were terminated without cause before August 31, 2008. We would have also had to pay a bonus to our executives upon a change in control through a merger or purchase transaction in 2008 or upon completing a financing transaction with gross proceeds of at least $7.0 million. The total bonus that could have been earned was $0.6 million, which is in addition to severance benefits in accordance with employment agreements. This amount was subsequently reduced to $0.4 million following our Chief Financial Officer’s decision to begin serving on a part-time basis. As a change in control or a financing did not occur by December 31, 2008, this bonus was not earned and no expenses were recognized. Additionally, our Board of Directors granted 250,000 shares of restricted stock with a total grant date fair value of $0.2 million on January 10, 2008 that vested over one year from December 20, 2007. Vesting of these restricted stock awards would have accelerated if a change in control occurs or if the executive was terminated without cause. All of these awards are vested as of the date of this report and we recorded $0.2 million of stock based compensation in connection with these vested awards in 2008.

On April 3, 2008, our Board of Directors approved a retention program for certain non-executive employees which provides for the payment of bonuses on June 30, 2009, which can be accelerated if the employee is terminated without cause or there is a change of control before such date. Bonuses totaling $0.4 million may be paid under the plan in 2009. In addition, our Board of Directors granted 296,750 shares of restricted stock with a total grant date fair value of $0.8 million that would vest upon the receipt of a positive opinion with respect to the MAA for MEPACT from the CHMP of the EMEA prior to December 31, 2008. The restricted stock was deemed vested on November 17, 2008. As a result, we recorded $0.8 million of stock based compensation ratably over the last three quarters of fiscal 2008 in connection with these restricted awards.

On June 25, 2008, our Board of Directors approved an executive officer (applicable to executive officers other than the CEO, and following his decision to move to part-time status, our CFO) retention and bonus plan, which provided that if a specified executive officer was terminated without cause after August 31, 2008 but prior to December 31, 2008, the executive officer would be entitled to receive a lump sum cash payment equal to such executive officer’s base salary, less standard deductions and withholding, for the period from the date of termination through December 31, 2008. We could have incurred expenses totaling $0.2 million in connection with the retention program if executives were terminated without cause before December 31, 2008. However, as none of the executives were terminated without cause before December 31, 2008, we did not incur any expenses. We would have also had to pay a bonus to our executives (applicable to executive officers other than our CEO and CFO) upon the earlier of the filing of an amended NDA with the FDA for mifamurtide prior to December 31, 2008 or a change of control (as defined in the executive plan) prior to December 31, 2008. The total bonus that could have been earned under this provision of the plan was $0.2 million. Because we did not file the amended NDA by December 31, 2008, this milestone was not achieved. As such, no expenses were recorded related to this bonus. In addition, we were also obligated to pay a bonus to each of our executive officers upon the earlier of our receipt of a positive opinion with respect to the MAA for MEPACT from the CHMP of the EMEA prior to December 31, 2008, or a change of control prior to December 31, 2008. The total bonus that could have been earned under this provision of the plan was $0.4 million. As we received the positive opinion from the CHMP on November 17, 2008, we recorded $0.4 million of compensation expense ratably over the last two quarters of fiscal 2008. This bonus was paid out as of December 31, 2008. All benefits payable to the executive officers under this retention and bonus plan are in addition to severance benefits in accordance with their respective employment agreements.

On December 11, 2008, our Board of Directors approved final bonus payments to be made to certain of our executive officers based upon the achievement of corporate goals in 2008. Executive officers were eligible to receive a percentage of their target bonus which ranged from 25% to 50% of their current annual base salary. Our Board concluded that we had performed at 70% against our 2008 corporate goals and therefore each executive officer eligible to receive such bonus was entitled to 70% of his bonus target. We recorded compensation expense and paid $0.4 million in connection with these bonuses in 2008.

On December 11, 2008, our Board also approved the adoption of a plan for certain of our executive officers (applicable to executive officers other than our CEO and CFO) primarily providing for a cash bonus payable in connection with the filing of an amended NDA with the FDA for mifamurtide on or prior to March 31, 2009. Under the terms of this plan, upon the earlier of (i) the filing of an NDA amendment with the FDA for mifamurtide prior to March 31, 2009 or (ii) a change of control of the Company prior to March 31, 2009, a lump sum cash bonus payment will be payable to certain of our specified executive officers, provided such executive officer is an employee of the Company immediately prior to the closing of such change of control or filing of such NDA amendment. This cash payment would have been in addition to any payment the specified executive officer is entitled to under such officer’s employment agreement or any other compensation arrangement. We may pay a total of $0.2 million in connection with this plan. As we have placed the U.S. mifamurtide NDA amendment submission on hold until we complete our review of strategic alternatives available to the Company, this milestone was not achieved. As such, no expenses were recorded related to this bonus in 2008 or 2009.

In addition, on December 11, 2008, our Board adopted a plan for certain of our executive officers providing for a cash bonus payable in connection with closing of an acquisition of the Company. Under this compensation plan, upon the closing of a change of control of the company on or prior to June 30, 2009, a lump sum cash bonus payment will be payable to those specified executive officers, provided such executive officer is an employee of the Company immediately prior to the closing of such change of control. This cash payment would be in addition to any payment to which the specified executive officer is entitled to under such officer’s employment agreement or any other compensation arrangement. We may pay a total of $0.7 million in connection with this plan and any expense related to this bonus plan will be recorded upon the closing of a change in control of the Company. No compensation expense was recorded in 2008 related to this plan.

Stock based compensation

As a normal practice, we compensate employees and non-employee directors through stock-based compensation. We account for our stock based compensation under the provisions of SFAS No. 123R, Share-Based Payments. The estimation of stock-based compensation requires the use of complex option pricing models and application of judgment in selecting the appropriate valuation assumptions, as such volatility, forfeiture rates and expected term. We value our stock based compensation using the Black-Scholes-Merton option pricing model and the single option award approach, in accordance with the requirements of SFAS No. 123R and Staff Accounting Bulletin (SAB) No. 110. We reduce our compensation expense for estimated forfeitures based on historical forfeiture behavior, excluding unusual events or behavior that is not indicative of future expectations. We re-assess the appropriateness of the valuation assumptions, including our calculated forfeiture rate, on a semi-annual basis or when events or changes in circumstances warrant a re-evaluation. In addition, we monitor equity instruments with non-standard provisions, such as performance-based vesting conditions, accelerated vesting based on achievement of performance milestones and features that require an instrument to be accounted for as liabilities.

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

During the year ended December 31, 2008, the fair value of the warrants have increased in the aggregate by $3.1 million to $3.5 million at December 31, 2008, which was recorded as an increase in interest expense. The increase was primarily due to the increase in our stock price from $0.79 at December 31, 2007, to $1.58 at December 31, 2008. Changes in the valuation of the warrants may have a significant impact on our financial position and operating results.

Income Taxes

As of January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. We recognize the impact of our tax positions in our financial statements if those positions will more likely than not be sustained on audit, based on the technical merits of the position. A change in our tax positions could have a significant impact on our financial position, results of operations and cash flows.

Also, due to our history of losses, we do not believe that sufficient evidence exists to conclude that recoverability of our net deferred tax assets is more likely than not. Consequently, we have continued to provide allowances covering 100% of our deferred tax assets.

A number of years may elapse before an uncertain tax position for which we have established a tax reserve is audited and finally resolved. The number of years for which we have audits that are open varies depending on the tax jurisdiction. While it is often difficult to predict the final outcome or the timing of the resolution of an audit, we believe that our reserves for uncertain tax benefits reflect the outcome of tax positions that is more likely than not to occur. The resolution of a matter could be recognized as an adjustment to our provision for income taxes and our effective tax rate in the period of resolution, and may also require a use of cash. For further information about our income taxes see Note 9 in the Notes to Consolidated Financial Statements.

Fair Value Measurements

We adopted the provisions of the SFAS No. 157, Fair Value Measurements effective January 1, 2008 for its financial assets and liabilities. The FASB delayed the effective date of SFAS No. 157 until January 1, 2009, with respect to the fair value measurement requirements for non-financial assets and liabilities that are not remeasured on a recurring basis. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We classify cash and cash equivalents (including its money market mutual funds) as Level 1 assets as they are valued using quoted market prices with no valuation adjustments applied. As of December 31, 2008 we had $10.9 million in money market securities included in cash and cash equivalents. Fair values determined by Level 2 inputs are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable or can be corroborated by observable market data for the asset or liability, either directly or indirectly. We classify our common stock warrants, which are valued at $3.5 million at December 31, 2008 as Level 2 instruments. The fair value of these derivative liabilities are determined using the modified Black Scholes pricing model based on market observable inputs, including our stock price, volatility and risk-free interest rates. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These include certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. We do not hold any Level 3 instruments.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement.

There were no remeasurements to fair value during the year ended December 31, 2008 of financial assets and liabilities that are not measured at fair value on a recurring basis.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We did not elect to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing accounting standards.

Results of Operations for the Years Ended December 31, 2008 and 2007

Revenues.  We had total revenues of $3.1 million for the year ended December 31, 2008, compared to total revenues of $14.6 million for the year ended December 31, 2007. For the year ended December 31, 2008 and 2007, substantially all of our revenues were generated from our research and development activities in France and derived from reimbursement of current and past research and development expenses and up-front fees and milestone payments received from sanofi-aventis under the terms of our collaboration agreement. This amounted to $2.4 million for the year ended December 31, 2008, compared to $14.2 million for the year ended December 31, 2007. We also received $0.4 million and $0.1 million from research grants for the years ended December 31, 2008 and 2007. The increase in other contract revenues in 2008 was primarily due to the completion of the EU research grant related to our Dendritophage and liposomal KSA technologies for which the final funds were received during 2008. For the year ended December 31, 2008 and 2007, our license fees and other contract revenues were $0.3 million.

As a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program, we recognized the remaining $2.4 million of deferred revenue in 2007. The final settlement payment from sanofi-aventis of $5.7 million for program shut down costs, pursuant to a March 2008 settlement agreement, was received in April 2008. This amount was recorded as contract settlement income in the second quarter of 2008, and is included under Costs and Expenses in our consolidated statement of operations as a contra-expense account. The $5.7 million substantially covers all severance and facility shut-down costs related to the suspension of the UVIDEM development program and the closure of our operations in Paris, France. We will not receive further payments or revenues from sanofi-aventis for the UVIDEM program.

Research and Development Expenses.  Research and development expenses decreased to $11.2 million for the year ended December 31, 2008 from $22.3 million for the year ended December 31, 2007. The decrease in research and development expense during the 2008 period was primarily due to a $7.0 million reduction in spending related to clinical development of UVIDEM, which we placed on hold in December 2007 following sanofi-aventis’ notification that it was discontinuing its participation in the development of the program, a $1.4 million reduction associated with lower headcount and closing of our Paris, France facilities, a $0.4 million reduction in spending related to regulatory filings and manufacturing of mifamurtide, and a $1.7 million accrued tax contingency reversal, which was originally recorded in 2005.

Direct research and development expenses related to our product candidates to destroy residual cancer cells were approximately $7.7 million and $8.4 million for the year ended December 31, 2008 and 2007, respectively. Direct research and development expenses related to our product candidates to prevent tumor recurrence were approximately $1.6 million and $9.0 million for the year ended December 31, 2008 and 2007, respectively.

Selling and Marketing Expenses.  Selling and marketing expenses were $1.1 million for the year ended December 31, 2008, compared to $1.0 million for the year ended December 31, 2007. These expenses consisted primarily of costs related to our participation in trade conferences and to the employment costs of our business development employees. Higher expenses in 2008 were the result of additional consulting fees in connection with pricing and reimbursement analysis of mifamurtide in Europe.

General and Administrative Expenses.  General and administrative expenses were $9.0 million and $11.5 million for the year ended December 31, 2008 and 2007, respectively. The higher expenses in 2007 included $0.5 million in fees to an investment advisor in relation to the $12.9 million private equity financing completed in February 2007, $0.8 million associated with cash severance benefits for our former Chief Executive Officer and $0.9 million higher spending for finance-related consultants, offset by $0.3 million in accrued restoration costs for our Irvine, California facility in 2008. Expenses for the 2008 period were also lower due to $0.5 million in savings from the closing of our Paris facility.

Restructuring Expenses.  Restructuring expenses were $3.5 million and $1.1 million for the year ended December 31, 2008 and 2007, respectively. Restructuring expenses in 2008 included $3.2 million of severance benefits and $0.6 million of shutdown costs related to the closing of our facility in France, reduced by $0.3 million of proceeds from sale of fixed assets. Restructuring expenses in 2007 included $0.5 million of severance benefits and $0.6 million of fixed asset impairment in our France facility.

Interest Income.  Interest income for the year ended December 31, 2008 and 2007 was $0.7 million and $1.1 million, respectively. Higher interest income in 2007 was the result of higher cash investment balances due to the February and June 2007 financings.

Interest Expense related to warrants.  Interest expense for the year ended December 31, 2008 and 2007 was $3.1 million and negative $3.9 million, respectively, substantially all of which is a non-cash interest expense to record the net change in the fair value of warrants issued in connection with the February and June 2007 financings. The increase in the fair value during the 2008 period is primarily due to the increase in our stock price and higher estimated volatility.

Foreign Exchange Gain or Loss.  We have an inter-company loan between our subsidiary in France and our subsidiary in the United States. This loan is denominated in the U.S. dollar and is revalued each quarter based on changes in the value of the dollar versus the euro and all related changes are recognized in earnings. For the year ended December 31, 2008, we recorded a foreign exchange loss of $0.1 million compared to a loss of $1.7 million for the year ended December 31, 2007. The larger loss in 2007 was primarily due to an increase in the exchange rate between the U.S. dollar and the euro during the 2007 period, along with a higher inter-company loan balance. In 2008, the exchange rate initially increased during the first quarter, but decreased thereafter, resulting in a smaller net foreign exchange loss.

Income Tax Expense or Benefit.  We recorded a net tax expense of $0.2 million for the year ended December 31, 2008, reflecting a provision for income tax in accordance with the adoption of FIN 48 for uncertain income tax positions of our U.S. subsidiary, compared to a $0.3 million net tax expense in the year ended December 31, 2007 reflecting a provision for income tax of $0.4 million in accordance with the adoption of FIN 48 for uncertain income tax positions of our U.S. subsidiary, offset by a research tax credit for research and development expenses in France in the amount of $0.1 million. Due to our historical losses, we maintain a full valuation allowance for all deferred tax assets with the exception of research and development tax credits generated by our Paris subsidiary, which are payable to us in cash if the credits are not utilized three years after they are generated.

As of December 31, 2008, we had research and development tax credits of $0.7 million that represent an account receivable corresponding to our accumulated income tax benefit from the French government, of which $0.2 million is recoverable during the next twelve months.

Net Loss.  Our net loss increased to $18.6 million for the year ended December 31, 2008, compared to $18.4 million for the year ended December 31, 2007, as a result of the factors described above.

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

Research and development expenses decreased to $21.8 million for the year ended December 31, 2007 from $22.3 million for the year ended December 31, 2006. The higher spending of $5.3 million related to clinical development of UVIDEM and regulatory filings and manufacturing of mifamurtide was offset by a $2.9 million reduction in spending associated with development activities related to products we placed on hold in 2006, as well as a $2.9 million reduction associated with lower headcount and termination of a lease agreement for certain of our Paris facilities in a restructuring that we initiated in the fourth quarter of 2006.

Direct research and development expenses related to our product candidates to destroy residual cancer cells were approximately $8.4 million and $6.2 million for the year ended December 31, 2007 and 2006, respectively. Direct research and development expenses related to our product candidates to prevent tumor recurrence were approximately $9.0 million and $8.4 million for the year ended December 31, 2007 and 2006, respectively.

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

Foreign Exchange Gain or Loss.  For the years ended December 31, 2007 and 2006 we recorded a foreign exchange loss of $1.7 million and $2.6 million, respectively, primarily as a result of the decrease in the value of the U.S. dollar against the euro in the revaluation of our inter-company loan.

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

Net Loss.  Our net loss decreased to $18.4 million for the year ended December 31, 2007, compared to $23.5 million for the year ended December 31, 2006, as a result of the factors described above.

Liquidity and Capital Resources

Our continuing operating losses, operating cash flow deficits, uncertainty in funding sources and plans for pre-launch commercial activities of MEPACT, together raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We will continue to spend significant amounts on pre-commercial activities for mifamurtide, including amounts spent for manufacturing clinical and commercial supplies. In August 2006 our Board of Directors approved a restructuring and cash conservation plan and in December 2006 the Board authorized an organizational restructuring. On January 10, 2008, our Board of Directors authorized an organizational restructuring that resulted in a workforce reduction in Irvine, California on January 29, 2008, and the closure of our operations in Paris, France as of the end of the second quarter of 2008. This organizational restructuring resulted primarily from the discontinued development of UVIDEM, our investigational therapy for the treatment of melanoma. We continue to maintain IDM Pharma S.A. as a French subsidiary and conduct its business, now solely related to mifamurtide, through the use of consultants and contracted activity.

As of December 31, 2008, our cash and cash equivalents totaled $12.8 million, compared to $28.4 million as of December 31, 2007. In February 2007 we completed a private placement of our common stock and warrants to purchase common stock and received approximately $12.9 million in gross proceeds. In June 2007, we completed a registered direct offering of our common stock and warrants to purchase common stock and received approximately $25.0 million in gross proceeds. Cash and cash equivalents include principally cash and money-market funds denominated in both euros and U.S. dollars. We use our cash and cash equivalents to cover research and development expenses and corporate expenses related to selling and marketing and general and administrative activities. If we enter into collaborations for certain of our products, we expect that our strategic partners would assume most, if not all, of the costs of further product development. Unless we find a strategic partner for a product, we bear all costs related to its development. We expect to incur significant expenses as we continue to pursue regulatory approval and potential commercialization of mifamurtide.

Net cash used in operating activities decreased to $15.2 million for the year ended December 31, 2008, compared to $17.8 million for the year ended December 31, 2007. This decrease in cash used by operating activities was primarily the result of lower net cash losses including the effects from the shut down of our operations in Paris, France and the receipt of a final settlement payment from sanofi-aventis in connection with their decision to terminate their participation in the UVIDEM development program.

Net cash provided by investing activities was $35,000 during the year ended December 31, 2008, compared to $0.4 million of net cash used in investing activities during year ended December 31, 2007. The proceeds from investing activities in 2008 are primarily from the sale of property and equipment.

As of December 31, 2008, our current liabilities were $9.3 million, which includes the current portion of deferred revenues of $0.4 million, $2.7 million in accounts payable and accrued liabilities, $0.7 million in accrued compensation for employees and $3.5 million related to common stock warrant liabilities. Current liabilities also includes $1.5 million in tax obligations, $0.2 million relating to the current portion of an interest-free loan from the French government, which is due and payable upon request and $0.3 million of accrued restoration costs for our Irvine, California facility.

Our long-term liabilities as of December 31, 2008 were $1.2 million, which includes the $0.8 million Novartis milestone payment accrual, the non-current portion of deferred revenues of $0.1 million, and the non-current portion of an interest-free loan of $0.3 million from the French government that provides support to French companies for research and development. We must repay the remaining $0.3 million balance of the French government loan in 2011.

Our financial requirements to date have been met primarily through sales of equity securities, payments received under our collaboration agreement with sanofi-aventis and other partners, together with grants received from governmental agencies. We have received a total of $138.7 million in gross proceeds from inception through the sale of equity securities, including $37.9 million in 2007.

As a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program, and our decision to discontinue operations in Paris, France, we expect to generate little, if any, revenues in the near term. We expect to receive revenues from sales in Europe of our lead product candidate, mifamurtide, assuming that we can find a commercialization partner or can raise additional capital to commercialize it ourselves. However, any efforts by us or any future partners to commercialize mifamurtide may not be successful. In keeping with our overall strategy, we are seeking to enter into collaboration agreements for certain of our other development programs with strategic partners, which may provide additional sources of revenues, including milestone payments. However, we cannot be certain that we will enter into such agreements. In addition, the timing of our milestone payments cannot be predicted with certainty, and we may not receive payments if development targets are not achieved. Also, it is unlikely that milestone payments, even if received when expected, would fully cover our total research and development expenses for all of our projects. Royalties, if any, on commercial sales of products under development with strategic partners will not be received until at least such time as such products receive the required regulatory approvals and are launched on the market. The timing for receipt of regulatory approval of products is subject to risks and uncertainties regarding development, regulatory matters, manufacturing and commercialization described in more detail in the section entitled “Risk Factors” including the possibility that the FDA may require that we conduct additional clinical trials and the risk that we may not receive necessary approvals from the FDA for the marketing and commercialization of mifamurtide when expected or at all.

As previously announced, we are evaluating our research and development programs, including related assets and costs, and strategic alternatives available to us. The options we are considering include various strategic transactions, including merger or acquisition opportunities, which may involve a change in control of our company. We have engaged JMP Securities, an investment bank, to advise us in exploring alternatives available to us with respect to a possible merger or acquisition transaction. In the event we do not complete a strategic transaction, we will likely seek additional funding, which may be accomplished through equity or debt financings, and/or collaboration and license agreements and we are considering various business alternatives, including merger and acquisition transactions. We may not be able to obtain additional financing or accomplish any other business transaction we decide to pursue on terms that are favorable to us or at all. In addition, we may not be able to enter into additional collaborations to reduce our funding requirements. Given the current volatility in the capital markets and the weakening economy, obtaining additional funding in the near future, whether through equity or debt financing and/or collaboration and license agreements, or otherwise completing a merger and acquisition transaction, may be difficult or impossible. If we acquire funds by issuing securities, dilution to existing stockholders will result. If we raise funds through additional collaborations and license agreements, we will likely have to relinquish some or all of the rights to our product candidates or technologies that we may have otherwise developed ourselves. We do not have committed sources of additional funding and may not be able to obtain additional funding, particularly if volatile conditions in the capital markets, and more particularly in the markets for biotechnology company stocks, persist. Our failure to obtain additional funding may require us to delay, reduce the scope of or eliminate one or more of our current research and development projects, sell certain of our assets (including one or more of our drug programs or technologies), sell our company, or dissolve and liquidate all of our assets.

Our capital expenditures include purchase of property and equipment, including research and development laboratory equipment and product manufacturing facilities. Capital expenditures also include purchase of intangible assets, including payment of patent development costs, and acquisition of third party licenses, patents, and other intangibles.

Our major outstanding contractual obligations relate to our long-term debt, operating lease obligations, obligations under a number of our collaboration, licensing and consulting agreements and certain cash settlement provisions in our warrant agreements. As a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program and our decision to shut down operations of our Paris subsidiary, we have terminated and transferred our leases to third parties with respect to our facilities in Paris, France, and terminated various contractual arrangements in order to minimize the financial impact of the program termination. In addition, the lease for our facility in Irvine, California terminates November 30, 2009. In connection with the termination of the lease we are required to restore certain portions of the facility, which we made modifications to in support of our business needs at the time, to their pre-existing condition. We have estimated that the restoration would cost approximately $0.3 million, which we have recorded as a current liability as of December 31, 2008. The table below summarizes our contractual obligations.

	Payments Due by Period
		Less Than	Years	Years	More Than
	Total	1 Year	2-3	4-5	5 Years
	(In thousands of $)

Contractual Obligations
Long-Term Debt	505	168	337	—	—
Operating Lease Obligations	482	469	13	—	—
Fixed Mandatory Payments under Collaboration, Licensing and Consulting Agreements	637	637	—	—	—

Total	1,624	1,274	350	—	—

Under certain of our collaboration and licensing agreements, such as our agreement with Novartis, we are obligated to make specified payments upon achieving certain milestones relating to the development and approval of our products, or on the basis of net sales of our products. As of December 31, 2008, we believe that we have achieved two milestones totaling $750,000 due to Novartis that would be payable in the event mifamurtide is successfully commercialized in Europe. As such, we have recorded this amount as Patents, Trademarks and Other Licenses with a corresponding non-current liability on our balance sheet as of the year ended December 31, 2008. In addition, under certain of our agreements with clinical sites for the conduct of our clinical trials, we make payments based on the number of patients enrolled. There is significant variability associated with these agreements which are impacted by a variety of estimates and assumptions, including future sales volumes and timing of clinical trials and regulatory processes, which may not be accurate, may not be realized, and are inherently subject to various risks and uncertainties that are difficult to predict and are beyond our control.

In order to focus on those areas we believe can provide the most near term value to our stockholders and to ensure we have adequate cash to complete our review of strategic options for the Company, we are concentrating our near-term efforts on certain MEPACT pre-launch commercial activities in Europe and the review of such strategic options, including merger or acquisition opportunities, which may involve a change in control of our company. Consequently, we have placed the U.S. mifamurtide NDA amendment submission on hold until we complete our strategic review, which will allow us to operate into the third quarter of 2009. We have engaged JMP Securities, an investment bank, to advise us in exploring alternatives available to us with respect to a possible merger or acquisition transaction. Our future capital requirements, the timing and amount of expenditures and the adequacy of available capital will depend upon a number of factors. These factors include the scope and progress of our research and development programs, our ability to sign new collaboration agreements, our progress in developing and commercializing new products resulting from our development programs and collaborations including the achievement of milestones, the cost of launching, marketing and sales of products if we choose to commercialize products ourselves, technological developments, our preparation and filing of patent applications, our securing and maintaining patents and other intellectual property rights and our dealings with the regulatory process. See the section entitled “Trends” below.

Off-Balance Sheet Arrangements

As of December 31, 2008, we were not a party to any transactions, agreements or contractual arrangements to which an entity that is not consolidated with us was a party, under which we had:

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

Trends

The level of our research and development spending will depend on numerous factors including the number of products in development, the number of products partnered, the results and progress of preclinical and clinical testing, the regulatory approval process for our products, especially for mifamurtide in the U.S. in the near term, our financial condition and ability to raise additional capital as well as general market conditions.

For the year ended December 31, 2008 and 2007, we have spent approximately $11.2 million and $22.3 million, respectively, related to research and development. As a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program and our decision to close our Paris subsidiary, and the granting of marketing authorization in Europe for mifamurtide, we expect our research and development expenses to decrease in 2009 from 2008 levels. Spending on mifamurtide associated with certain pre-launch commercial activities in Europe will be partially offset as a result of shutting down our French operations and related development activities. In addition, the lease for our facility in Irvine, California terminates November 30, 2009. In connection with the termination of the lease we are required to restore certain portions of the facility, which we made modifications to in support of our business needs at the time, to their pre-existing condition. We have estimated that the restoration would cost approximately $0.3 million, which we have recorded as a current liability as of December 31, 2008.

If we are unable to find a commercialization partner and proceed with commercialization of mifamurtide in Europe ourselves, we expect our selling and marketing expenses to increase correspondingly with our activities to commercialize mifamurtide. In addition, we would expect to incur significant costs related to manufacturing mifamurtide, which would be recorded as cost of goods sold. Furthermore, depending on the outcome of the NDA filing with the FDA for mifamurtide, we may owe milestone payments as well as royalties in the event of its commercialization, under a licensing agreement with Ciba-Geigy Ltd., now Novartis, which was transferred to us by Jenner in 2003. However, our obligations to make milestone payments are contractually deferred until we realize profitability on mifamurtide.

We expect our general and administrative expenses to decrease in 2009 compared to 2008 levels as a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program and our decision to shut down operations of our Paris subsidiary.

Recently Issued Accounting Standards

Accounting Standards Adopted

We adopted the provisions of the SFAS No. 157, Fair Value Measurements effective January 1, 2008 for our financial assets and liabilities. The FASB delayed the effective date of SFAS No. 157 until January 1, 2009, with respect to the fair value measurement requirements for non-financial assets and liabilities that are not remeasured on a recurring basis. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

In June 2007, the EITF reached a consensus regarding EITF 07-3, Accounting for Non-refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. The scope of this Issue requires non-refundable advance payments for goods and services to be used or rendered in future research and development activities to be deferred on the balance sheet and recognized as an expense as the related goods are delivered or the related services are performed, subject to an assessment of recoverability. The guidance in this Issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2007. The adoption of EITF 07-3 did not have a material impact on our consolidated financial statements.

New Accounting Standards Not Yet Adopted

In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements. EITF No. 07-1 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements to jointly develop, manufacture, distribute and market a product whereby the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for fiscal years beginning after December 31, 2008, which will be our fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative agreements existing as of the effective date. The adoption of EITF No. 07-1 will not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. These standards will significantly change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141(R) requires companies to recognize all the assets acquired and liabilities assumed in a business combination and establishes the acquisition-date fair value as the measurement objective, including capitalizing at the acquisition date the fair value of acquired in-process research and development, and re-measuring and writing down these assets, if necessary, in subsequent periods during their development. SFAS No. 141(R) will also impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration), exclude transaction costs from acquisition accounting, and change accounting practices for acquired contingencies, acquisition-related restructuring costs, indemnification assets, and tax benefits. SFAS No. 141(R) and SFAS No. 160 will be applied prospectively for business combinations that occur on or after January 1, 2009, except that presentation and disclosure requirements of SFAS No. 160 regarding noncontrolling interests shall be applied retrospectively. We will adopt SFAS No. 141(R) and SFAS No. 160 as of January 1, 2009, as required and will apply this prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 supersedes Statement on Auditing Standards (“SAS”) No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The guidance in this new standard, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with GAAP, is not materially different from the guidance contained in SAS 69. SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. We do not anticipate the adoption of SFAS No. 162 will have a material impact on the results of our consolidated financial position or result of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

At December 31, 2008, our investment portfolio included cash and money market accounts. Approximately $10.9 million of our cash is invested in three money market mutual funds, which consists primarily of government and high-grade securities, generally with maturities of less than three months. Due to their very short-term nature, such securities are subject to minimal interest rate risk. However, our investment can be affected by losses to the extent the underlying securities are adversely impacted by the current credit market conditions. The money market mutual funds are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although the funds seek to preserve the value of the investment at $1.00 per share, we can lose the invested principal if the underlying securities suffer losses. The funds may have holdings which include certain securities that are illiquid, in default, under restructuring or have been subject to a ratings downgrade. However, the funds continue to report a per share net asset value, or NAV, of $1.00, which represents the price at which investors buy and sell fund shares from and to the fund company. The NAV is computed once at the end of each trading day based on the closing market prices of the portfolio’s securities. We believe that our investment has not been impaired and that we can continue to withdraw our funds at any time without restriction. We will continue to monitor the value of the funds periodically for potential indicators of impairment.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

The information required by this item is hereby incorporated by reference from our 2009 Definitive Proxy Statement to be filed not later than 120 days following the close of the fiscal year ended December 31, 2008.

Item 11.	Executive Compensation

The information required by this item is hereby incorporated by reference from our 2009 Definitive Proxy Statement to be filed not later than 120 days following the close of the fiscal year ended December 31, 2008.

Compensation Committee Interlocks and Insider Participation

None.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is hereby incorporated by reference from our 2009 Definitive Proxy Statement to be filed not later than 120 days following the close of the fiscal year ended December 31, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item is hereby incorporated by reference from our 2009 Definitive Proxy Statement to be filed not later than 120 days following the close of the fiscal year ended December 31, 2008.

Item 14.	Principal Accountant Fees and Services

The information required under this item is hereby incorporated by reference from our 2009 Definitive Proxy Statement to be filed not later than 120 days following the close of the fiscal year ended December 31, 2008.

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

(3) Listing of Exhibits

Exhibit
Number	Document Description

3.1	Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 2, 1991.(1)
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on April 2, 1993.(2)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 5, 1995.(3)
3.4	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 5, 1995.(3)
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 2, 1998.(4)
3.6	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 2, 1998.(4)
3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 12, 1998.(5)
3.8	Certificate of Designations of the Series S and Series S-1 Preferred Stock filed with the Secretary of State of Delaware on June 29, 1999.(6)
3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 1, 1999.(7)
3.10	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on September 23, 1999.(8)
3.11	Certificate of Decrease of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on September 23, 1999.(8)
3.12	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 17, 2004.(9)
3.13	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on August 15, 2005.(10)

Exhibit
Number	Document Description

3.14	Certificate of Ownership and Merger, filed with the Secretary of State of Delaware on August 15, 2005.(10)
3.15	Amended and Restated Bylaws of the Company.(24)
4.1	Reference is made to Exhibits 3.1 through 3.15.
4.2	Specimen certificate of the Common Stock.
4.3	Unit Purchase Agreement, dated February 20, 2007, by and among the Registrant and the purchasers listed on Exhibit A thereto.(23)
4.4	Form of Warrant.(23)
4.5	Form of Securities Purchase Agreement.(26)
4.6	Form of Warrant.(26)
10.1	Form of Indemnity Agreement entered into between the Company and its directors and officers.(28)(*)
10.2	1989 Stock Plan, as amended (the “1989 Plan”).(4)(*)
10.3	Forms of Incentive Stock Option Agreement under the 1989 Plan.(1)(*)
10.4	Form of Nonstatutory Stock Option Agreement under the 1989 Plan.(1)(*)
10.5	2001 Employee Stock Purchase Plan.(11)(*)
10.6	Non-exclusive License Agreement dated October 28, 2002 between the Company and Valentis Inc.(12)(A)
10.7	Share Exchange Agreement dated March 15, 2005 among the Company and certain shareholders of IDM S.A.(13)
10.8	Amendment No. 1 (to the Share Exchange Agreement) dated March 15, 2005 among the Company and certain shareholders of IDM S.A.(13)
10.9	Voting Agreement dated March 15, 2005 among the Company, Hélène Ploix, as the Shareholder Representative, and certain stockholders of the Company.(13)
10.10	Amended and Restated Preferred Exchange Agreement dated April 12, 2005.(14)
10.11	Amendment No. 2 (to the Share Exchange Agreement) dated April 21, 2005 among the Company and certain shareholders of IDM S.A.(15)
10.12	Amendment No. 3 (to the Share Exchange Agreement) dated May 31, 2005 among the Company and certain shareholders of IDM S.A.(16)
10.13	Amendment No. 4 (to the Share Exchange Agreement) dated June 30, 2005 among the Company and certain shareholders of IDM S.A.(17)
10.14	Amendment No. 5 (to the Share Exchange Agreement) dated August 16, 2005 among the Company and certain shareholders of IDM S.A.(10)
10.15	Employment Agreement with Jean-Loup Romet-Lemonne, M.D. dated April 21, 2005.(10)(*)
10.16	Form of Option Liquidity Agreement between the Company and certain shareholders of IDM S.A.(18)
10.17	Form of Put/Call Agreement between the Company and certain shareholders of IDM S.A.(18)
10.18	2000 Stock Plan, as amended, and French Annex to the 2000 Stock Plan.(18)(*)
10.19	Form of Stock Option Agreement under the 2000 Plan.(19)(*)
10.20	Form of Deferred Issuance Restricted Stock Bonus Agreement under the 2000 Plan.(19)(*)
10.21	Form of French Participants Deferred Issuance Restricted Stock Bonus Agreement under the 2000 Plan.(20)(*)
10.22	Form of French Annex Stock Option Agreement under the 2000 Plan.(20)(*)
10.23	Amendment No. 1 to the French Annex to the 2000 Stock Plan(21)(*)
10.24	Asset Purchase Agreement between the Company and Pharmexa Inc. dated November 23, 2005.(21)(B)
10.25	Amendment No. 1 to the Asset Purchase Agreement between the Company and Pharmexa Inc. dated December 30, 2005.(21)(B)
10.26	License Agreement for EIS(R) between the Company and Pharmexa Inc. dated December 30, 2005.(21)(B)

Exhibit
Number	Document Description

10.27	License Agreement for PADRE(R) between the Company and Pharmexa Inc. dated December 30, 2005.(21)(B)
10.28	Services Agreement between the Company and Pharmexa Inc. dated December 30, 2005.(21)(B)
10.29	License Agreement between CIBA-GEIGY Ltd (now Novartis) and TherAtid Inc. dated April 4, 1996 (assigned to IDM S.A. January 30, 2003).(21)(B)
10.30	Memorandum of Agreement between IDM S.A. and sanofi-aventis dated July 20, 2001.(21)(B)
10.31	IL-13 Agreement between IDM S.A. and sanofi-aventis dated November 30, 2001.(21)(B)
10.32	Development, Collaboration and Supply Agreement between IDM S.A. and Medarex Inc. dated May 24, 2002.(21)(B)
10.33	IL-13 Development and Manufacturing Agreement between IDM S.A. and Biotecnol S.A. dated November 4, 2003.(21)(B)
10.34	Amendment No. 1 to IL-13 Development and Manufacturing Agreement between IDM S.A. and Biotecnol S.A. dated May 18, 2004.(21)(B)
10.35	License and Distribution Agreement between IDM S.A. and Cambridge Laboratories dated May 10, 2005.(21)(B)
10.36	Amended and Restated IL-13 License Agreement between IDM S.A. and sanofi-aventis dated August 12, 2005.(21)(B)
10.37	Amended and Restated Directors’ Deferred Compensation Plan, effective as of January 1, 2005.(21)(*)
10.38	Consulting Agreement with Sylvie Grégoire, Pharm.D., dated August 10, 2006.(22)
10.39	Employment Agreement with Hérve Duchesne de Lamotte, dated March 15, 1998, as amended.(25)(*)
10.40	Employment Agreement with Bonnie Mills, Ph.D., dated as of June 6, 2005.(25)(* )
10.41	Consulting Agreement with John P. McKearn, Ph.D., dated as of May 1, 2007.(25)
10.42	Employment Agreement with Robert J. De Vaere, dated as of May 2, 2007.(25)(*)
10.43	Amendment to Employment Agreement with Jean Loup Romet-Lemmone, dated July 16, 2007.(27)(*)
10.44	2008 Retention Compensation Plan effective as of December 20, 2007 as to non-executive employees and as of January 10, 2008 as to executive officers.(29)(*)
10.45	Form of Deferred Issuance Restricted Stock Bonus Agreement dated January 10, 2008.(29)(*)
10.46	Settlement Agreement with sanofi-aventis dated March 19, 2008.(29)
10.47	2008 Retention Compensation and Bonus Plan for Certain Executive Employees effective as of June 25, 2008.(30)(*)
10.48	2000 Stock Plan, as amended.(31)(*)
10.49	Amendment to Employment Agreement with Robert J. De Vaere, dated October 16, 2008.(32)(*)
10.50	Amendment to 2008 Retention Compensation and Bonus Plan for Robert J. De Veare, dated October 18, 2008.(32)(*)
10.51	Bonnie J. Mills Separation Agreement, dated June 30, 2008.(32)(*)
10.52	Amended and Restated Employment Agreement with Jeffrey W. Sherman, dated December 11, 2008.(*)
10.53	Amended and Restated Employment Agreement with Timothy C. Melkus, dated December 11, 2008.(*)
10.54	Amended and Restated Employment Agreement with Timothy P. Walbert, dated December 11, 2008.(*)
10.55	Amended and Restated Directors’ Deferred Compensation Plan, effective as of January 1, 2009.(*)
10.56	2009 NDA Amendment Filing Bonus Plan effective as of January 1, 2009.(*)
10.57	2009 Transaction Bonus Plan effective as of January 1, 2009.(*)
14.1	Code of Business Conduct and Ethics dated December 9, 2003, as amended.(28)
21.1	Subsidiaries of IDM Pharma, Inc.(21)
23.1	Consent of Independent Registered Public Accounting Firm.
25.1	Power of Attorney. Reference is made to the signature page of this report.

Exhibit
Number	Document Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted).
32.1	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted).

*	Executive Compensation Plans and Arrangements

(1)	Incorporated by reference to the Company’s Form S-1 Registration Statement and Amendments thereto filed with Securities and Exchange Commission (the “SEC”) (File No. 33-43356).

(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 22, 1993 (File No. 000-19591).

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the SEC on March 31, 1995 (File No. 000-19591).

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, filed with the SEC on August 14, 1998 (File No. 000-19591).

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the SEC on November 16, 1998 (File No. 000-19591).

(6)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on July 16, 1999 (File No. 000-19591).

(7)	Incorporated by reference to the Company’s Definitive Proxy Statement, filed with the SEC on Form DEF 14A on July 28, 1999 (File No. 000-19591).

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed with the SEC on November 15, 1999 (File No. 000-19591).

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on July 2, 2004 (File No. 333-11716).

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2005.

(11)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on June 27, 2001 (File No. 333-63950).

(12)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A, filed on November 6, 2002.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 18, 2005 (File No. 000-19591).

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 18, 2005 (File No. 000-19591).

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 22, 2005 (File No. 000-19591).

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 2, 2005 (File No. 000-19591).

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 7, 2005 (File No. 000-19591).

(18)	Incorporated by reference to the Company’s Definitive Proxy Statement on Form DEFM14A, filed with the SEC on June 30, 2005 (File No. 000-19591).

(19)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on September 8, 2005 (File No. 333-128178).

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2005, filed on November 14, 2005.

(21)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2005, filed on March 31, 2006.

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the SEC on November 14, 2006.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 21, 2007.

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 27, 2007.

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed on May 15, 2007.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2007.

(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed with the SEC on August 10, 2007.

(28)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2006, filed on April 2, 2007.

(29)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the SEC on May 9, 2008.

(30)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 8, 2008.

(31)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on June 27, 2008.

(32)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed with the SEC on November 13, 2008.

(A)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on November 5, 2002.

(B)	Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on September 12, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March 2009.

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

Signature	Title	Date

/s/Timothy P. Walbert Timothy P. Walbert	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2009

/s/Robert J. De Vaere Robert J. De Vaere	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2009

/s/Robert Beck Robert Beck, M.D.	Director	March 31, 2009

/s/Michael G. Grey Michael G. Grey	Non-Executive Chairman, Director	March 31, 2009

/s/John P. McKearn John P. McKearn, Ph.D.	Director	March 31, 2009

/s/Gregory J. Tibbitts Gregory J. Tibbitts	Director	March 31, 2009

IDM PHARMA INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006	F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	F-5
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006	F-6
Notes to Consolidated Financial Statements	F-7
EX-10.52
EX-10.53
EX-10.54
EX-10.55
EX-10.56
EX-10.57
EX-23.1
EX-31.1
EX-31.2
EX-32.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
IDM Pharma, Inc.

We have audited the accompanying consolidated balance sheets of IDM Pharma, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDM Pharma, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that IDM Pharma, Inc. will continue as a going concern. As more fully described in Note 3, IDM Pharma, Inc. has incurred recurring operating losses and operating cash flow deficits. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 9 to the consolidated financial statements, IDM Pharma, Inc. changed its method of accounting for uncertain income tax positions in accordance with Financial Accounting Standards Board Interpretation No. 48 on January 1, 2007.

/s/ Ernst & Young LLP

Los Angeles, California
March 31, 2009

IDM PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$12,752,000	$28,382,000
Related party accounts receivable	—	3,201,000
Accounts receivable	45,000	86,000
Research and development tax credit, current portion	240,000	834,000
Prepaid expenses and other current assets	470,000	665,000

Total current assets	13,507,000	33,168,000
Property and equipment, net	242,000	513,000
Patents, trademarks and other licenses, net	2,642,000	2,734,000
Goodwill	2,812,000	2,812,000
Research and development tax credit, less current portion	473,000	749,000
Other long-term assets	—	83,000

	$19,676,000	$40,059,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,672,000	$5,202,000
Accrued payroll and related expenses	736,000	2,041,000
Deferred revenues, current portion	430,000	390,000
Common stock warrants	3,522,000	450,000
Other current liabilities	1,956,000	4,079,000

Total current liabilities	9,316,000	12,162,000
Long-term debt, less current portion	337,000	365,000
Deferred revenues, less current portion	124,000	146,000
Other non-current liabilities	750,000	1,363,000

Total liabilities	10,527,000	14,036,000
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized and no shares issued and outstanding at December 31, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value, 55,000,000 shares authorized at December 31, 2008 and December 31, 2007 and 25,250,364 and 25,148,380 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	253,000	251,000
Additional paid-in capital	207,452,000	205,105,000
Accumulated other comprehensive income	18,125,000	18,742,000
Accumulated deficit	(216,681,000)	(198,075,000)

Total stockholders’ equity	9,149,000	26,023,000

	$19,676,000	$40,059,000

See accompanying notes to the Consolidated Financial Statements.

IDM PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006

Revenues:
Related party revenue	$2,401,000	$14,246,000	$11,147,000
Research grants and contract revenue	400,000	55,000	96,000
License fees, milestones and other revenues	346,000	329,000	43,000

Total revenues	3,147,000	14,630,000	11,286,000
Costs and expenses:
Research and development	11,161,000	22,339,000	22,921,000
Selling and marketing	1,099,000	1,024,000	605,000
General and administrative	8,987,000	11,535,000	9,402,000
Restructuring expense	3,472,000	1,092,000	—
Contract settlement income from related party	(5,652,000)	—	—

Total costs and expenses	19,067,000	35,990,000	32,928,000
Loss from operations	(15,920,000)	(21,360,000)	(21,642,000)
Interest income	722,000	1,118,000	503,000
Interest expense related to warrants	(3,072,000)	3,878,000	—
Other expenses, net	4,000	—	—
Foreign exchange loss	(95,000)	(1,680,000)	(2,559,000)

Loss before income tax	(18,361,000)	(18,044,000)	(23,698,000)
Income tax (expense) benefit	(245,000)	(306,000)	243,000

Net loss	$(18,606,000)	$(18,350,000)	$(23,455,000)

Weighted average number of shares outstanding	25,265,558	21,075,738	13,366,002

Basic and diluted loss per share	$(0.74)	$(0.87)	$(1.75)

Comprehensive loss:
Net loss	(18,606,000)	(18,350,000)	(23,455,000)
Other comprehensive (loss) gain	(617,000)	2,041,000	3,545,000

	$(19,223,000)	$(16,309,000)	$(19,910,000)

See accompanying notes to the Consolidated Financial Statements.

IDM PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006

Operating activities
Net loss	$(18,606,000)	$(18,350,000)	$(23,455,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,139,000	1,777,000	1,313,000
Change in fair value of common stock warrants	3,072,000	(3,878,000)	—
Depreciation and amortization	804,000	1,120,000	1,329,000
Impairment of patents and licenses	100,000	478,000	587,000
Impairment of property plant and equipment	71,000	912,000	—
Loss on sale of assets	(54,000)	—	—
Foreign exchange loss	108,000	1,894,000	2,525,000
Change in operating assets and liabilities:
Related party accounts receivable (sanofi-aventis)	3,228,000	478,000	(497,000)
Accounts receivable	39,000	70,000	869,000
Prepaid expenses and other current assets	177,000	794,000	1,193,000
Research and development tax credit receivable	841,000	73,000	256,000
Other long-term assets	84,000	7,000	25,000
Accounts payable and accrued liabilities	(2,472,000)	(305,000)	(405,000)
Accrued payroll and related expenses	(1,299,000)	658,000	(1,622,000)
Deferred revenues	46,000	(2,990,000)	(578,000)
Other liabilities	(3,431,000)	(575,000)	969,000

Net cash used in operating activities	(15,153,000)	(17,837,000)	(17,491,000)
Investing activities
Proceeds from sale of assets	66,000	—	—
Purchase of property and equipment	(31,000)	(249,000)	(216,000)
Patents, trademarks and other licenses	—	(159,000)	(210,000)

Net cash provided by (used in) investing activities	35,000	(408,000)	(426,000)
Financing activities
Net proceeds from issuance of common stock	210,000	36,007,000	49,000

Net cash provided by financing activities	210,000	36,007,000	49,000
Effect of exchange rate on cash and cash equivalents	(722,000)	439,000	1,347,000

(Decrease) increase in cash and cash equivalents	(15,630,000)	18,201,000	(16,521,000)
Cash and cash equivalents at beginning of period	28,382,000	10,181,000	26,702,000

Cash and cash equivalents at end of period	$12,752,000	$28,382,000	$10,181,000

Supplemental disclosure of non-cash investing and financing activities
Milestone payment accrual to Novartis	$750,000	$—	$—

Adoption of FIN 48:
Reduction of retained earnings	$—	$(1,194,000)	$—

Increase in tax liability	$—	$1,194,000	$—

See accompanying notes to the Consolidated Financial Statements.

IDM PHARMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three years ended December 31, 2008

			Additional		Accumulated Other		Total
	Common Stock		Paid-in	Deferred	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Income	Deficit	Equity

Balance at December 31, 2005	13,219,053	132,000	170,891,000	(368,000)	13,165,000	(155,076,000)	28,744,000
Stock options exercised	16,011	—	49,000				49,000
Issuance of restricted stocks	139,456	2,000	222,000				224,000
Stock based compensation expense			1,089,000				1,089,000
Deferred compensation adjustment related to FAS 123(R) adoption			(359,000)	368,000	(9,000)		—
Issuance of common stock in connection with IDM S.A. PEA shares	26,551						—
Net loss						(23,455,000)	(23,455,000)
Translation adjustment					3,545,000		3,545,000

Balance at December 31, 2006	13,401,071	134,000	171,892,000	—	16,701,000	(178,531,000)	10,196,000

Cummulative effect of the adoption of FIN 48						(1,194,000)	(1,194,000)
Issuance of common stock in connection with private placement, net of issuance costs of $0.2 million	4,566,995	46,000	11,653,000				11,699,000
Issuance of common stock in connection with registered direct offering, net of issuance costs of $1.4 million	7,142,855	71,000	19,769,000				19,840,000
Stock options exercised	4,130		14,000				14,000
Issuance of deferred issuance restricted stock awards	45,671						—
Issuance of common stock in connection with IDM S.A. PEA shares	7,758						—
Shares cancelled	(20,100)						—
Stock based compensation expense			1,777,000				1,777,000
Net loss					—	(18,350,000)	(18,350,000)
Translation adjustment					2,041,000	—	2,041,000

Balance at December 31, 2007	25,148,380	251,000	205,105,000	—	18,742,000	(198,075,000)	26,023,000

Stock options exercised	72,821	2,000	201,000	—	—	—	203,000
Issuance of restricted stocks	20,000	—	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	9,163	—	7,000	—	—	—	7,000
Stock based compensation expense	—	—	2,139,000	—	—	—	2,139,000
Net loss	—	—	—	—	—	(18,606,000)	(18,606,000)
Translation adjustment	—	—	—	—	(617,000)	—	(617,000)

Balance at December 31, 2008	25,250,364	253,000	207,452,000	—	18,125,000	(216,681,000)	9,149,000

See accompanying notes to the Consolidated Financial Statements.

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

IDM Pharma, Inc. (“IDM Pharma” or the “Company”) is a biopharmaceutical company focused on the development of innovative cancer products that either destroy residual cancer cells by activating the immune system or prevent tumor recurrence by triggering a specific adaptive immune response.

The Company is developing its lead product candidate, mifamurtide, or L-MTP-PE, known as MEPACT® in Europe, for the treatment in combination with chemotherapy following surgery of patients with non-metastatic resectable osteosarcoma, or bone cancer. In October 2006, the Company submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or the FDA, for mifamurtide, requesting marketing approval in the U.S. In November 2006 the Company submitted a Marketing Authorization Application, or MAA, for MEPACT to the European Medicines Agency, or EMEA for marketing approval in Europe.

The Company attended an oral explanation hearing before the Committee for Medicinal Products for Human Use, or CHMP, the scientific committee of the EMEA, regarding the MAA on January 23, 2008. The CHMP considered, in a non-binding opinion, that the data presented by the Company suggested a possible clinical benefit in terms of survival. As a result of the CHMP’s non-binding opinion, the Company was granted a clock stop, or time extension, to allow it additional time to respond to all the remaining questions regarding the MAA. On November 17, 2008 the CHMP issued a positive opinion, recommending grant of a centralized marketing authorization in the European Union, or EU, for mifamurtide. The CHMP recommendation was formally adopted by the CHMP on December 18, 2008 and final European Commission approval was received on March 6, 2009. The centralized marketing authorization allows mifamurtide to be marketed in the 27 Member States of the EU, as well as in Iceland, Liechtenstein and Norway. Mifamurtide was granted orphan medicinal product status in Europe in 2004 and under European pharmaceutical legislation is entitled to a period of 10 years market exclusivity in respect of the approved indication.

The FDA’s Oncologic Drugs Advisory Committee, or ODAC, met on May 9, 2007 and voted 12 to 2 that the submitted results of the Phase 3 trial did not provide substantial evidence of effectiveness of mifamurtide. On August 27, 2007 the FDA issued a not approvable letter to the Company and requested data from additional clinical trials to demonstrate the benefit of mifamurtide, as well as information or clarification with respect to other sections of the NDA. In order to focus existing resources on certain MEPACT pre-launch commercial activities in Europe and to conserve cash while the Company completes its review of strategic options, it has placed the U.S. mifamurtide NDA amendment submission on hold until it completes its review.

The Company had been jointly developing UVIDEM®, a cell-based therapeutic vaccine product candidate based on dendritic cells, with sanofi-aventis S.A., or sanofi-aventis, for the treatment of melanoma. As discussed in Note 3, in December 2007, sanofi-aventis announced it decision to terminate participation in the UVIDEM development program. In January 2008, the Company’s Board of Directors approved a plan to discontinue operations in Paris, France, which was primarily dedicated to the UVIDEM development program and such operations ceased in the second quarter of 2008.

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

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and assumes that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business.

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Recent Operating Results and Liquidity

The Company has incurred significant net losses and has generated limited revenues since inception. As of December 31, 2008, the Company’s accumulated deficit was $216.7 million and the Company’s revenues for the year ended December 31, 2008, 2007, and 2006 were $3.1 million, $14.6 million, and $11.3 million respectively. The Company will continue to spend significant amounts on pre-commercial activities for mifamurtide in Europe, including amounts spent for manufacturing clinical and commercial supplies. Successful transition to commercialization and to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure and, if necessary, obtaining additional financing and/or reducing expenditures. The Company has historically funded its operations through collaborative agreements with strategic partners and equity financings. The Company completed a $12.9 million equity financing in February 2007 and a $25.0 million equity financing in June 2007 before expenses (see Note 8). As discussed in Note 12, beginning in 2006 and continuing through 2008, management has implementated restructuring and cost reduction initiatives, including the closure of IDM Pharma S.A. in the second quarter of 2008.

These financing proceeds and savings from continued cost management initiatives are expected to provide sufficient working capital for the Company’s currently planned operations into the third quarter of 2009. In order to focus on those areas the Company believes can provide the most near term value to its stockholders and to ensure it has adequate funds to complete its review of strategic options for the Company, it is concentrating its near-term efforts on certain MEPACT pre-launch commercial activities in Europe and the review of such strategic options, including merger or acquisition opportunities, which may involve a change in control of the company. Consequently, it has placed the U.S. mifamurtide NDA amendment submission on hold until it completes its strategic review. The Company currently has no committed sources of funding and its cash needs are not entirely predictable.

As a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program, and the Company’s decision to discontinue operations in Paris, France, the Company expects to generate little, if any, revenues in the near term. The Company expects to receive revenues from sales in Europe of its lead product candidate, mifamurtide, assuming that it can find a commercialization partner or can raise additional capital to commercialize it itself. However, any efforts by the Company or any future partners to commercialize mifamurtide may not be successful. In keeping with its overall strategy, the Company is seeking to enter into collaboration agreements for certain of its other development programs with strategic partners, which may provide additional sources of revenues, including milestone payments. However, the Company cannot be certain that it will enter into such agreements. In addition, the timing of its milestone payments cannot be predicted with certainty, and the Company may not receive payments if development targets are not achieved. Also, it is unlikely that milestone payments, even if received when expected, would fully cover its total research and development expenses for all of its projects. Royalties, if any, on commercial sales of products under development with strategic partners will not be received until at least such time as such products receive the required regulatory approvals and are launched on the market. The timing for receipt of regulatory approval of products is subject to risks and uncertainties regarding development, regulatory matters, manufacturing and commercialization described in more detail in the section entitled “Risk Factors” including the possibility that the FDA may require that the Company conduct additional clinical trials and the risk that it may not receive approvals from the FDA for the marketing and commercialization of mifamurtide when expected or at all.

In August 2006, the Company’s Board of Directors approved a restructuring and cash conservation plan and in December 2006 the Board authorized an organizational restructuring. This restructuring included focusing the Company’s research and development activities primarily on mifamurtide and the collaboration with sanofi-aventis for UVIDEM, putting on hold further development of other product candidates until collaborative partners could be found or additional funding became available, and reducing the Company’s workforce by 17 employees located in the facility in Paris, France.

On December 26, 2007, sanofi-aventis notified the Company of its decision to terminate its participation in the UVIDEM development program and the Company has put further development of the program on hold. As

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Recent Operating Results and Liquidity — (Continued)

disclosed in Note 5, the Company entered into a settlement agreement with sanofi-aventis under which sanofi-aventis paid the research and development costs of the UVIDEM development program for the first quarter of 2008 and an additional amount related to the shut down of the UVIDEM program.

In January 2008, the Company’s Board of Directors authorized a second organizational restructuring that resulted in a workforce reduction in Irvine, California on January 29, 2008, and the closure of the Company’s operations in Paris, France as of the end of the second quarter of 2008. The Company continues to maintain IDM Pharma S.A. as a French subsidiary and conduct its business, now solely related to mifamurtide, through the use of consultants and contracted activity.

To continue operations through the next twelve months, the Company will need to raise additional capital or pursue strategic opportunities in 2009. The Company has engaged JMP Securities, an investment bank, to advise it in exploring alternatives available to them with respect to a possible merger or acquisition transaction.

There is no assurance that the Company will be able to raise additional funds, that it can find a commercialization or collaboration partner or that a merger or acquisition will occur. Management will continue to assess the adequacy of the Company’s capital resources. If a merger or acquisition is not consummated, the Company will need to raise additional capital during 2009 to fund its ongoing operations and commercialization for mifamurtide. Should such financing be unavailable or prohibitively expensive when the Company requires it, the consequences would have a material adverse effect on its business, financial condition, results of operations and cash flows.

The Company’s continuing operating losses, operating cash flow deficits, uncertainty in funding sources and plans for pre-launch commercial activities of MEPACT, together raise substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that it will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

4.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires the Company to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. The Company reviews its estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the policies described below involve the most significant judgments and estimates used in the preparation of its consolidated financial statements.

Foreign Currency Translation

The reporting currency of the Company and its subsidiaries is the U.S. dollar.

The U.S. dollar is the functional currency for all of IDM Pharma’s businesses except for its subsidiary in France, and its former subsidiary in Canada, for which the functional currencies are the euro and the Canadian dollar, respectively. Foreign currency-denominated assets and liabilities for these units are translated into U.S. dollars based on exchange rates prevailing at the end of the period, revenues and expenses are translated at average exchange rates prevailing during the corresponding quarter, and shareholders’ equity accounts are translated at historical exchange rates. The effects of foreign exchange translation adjustments arising from the

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Summary of Significant Accounting Policies — (Continued)

translation of assets and liabilities of those entities where the functional currency is not the U.S. dollar are included as a component of accumulated other comprehensive income.

The Company funds its operating units through inter-company loans. Among the loans outstanding is a U.S. dollar denominated loan from IDM Pharma S.A., a unit which has the euro as its functional currency, to IDM, Inc., a U.S. affiliate. The Company expects to settle all inter-company loans in the future. As such, the foreign exchange gains and losses associated with this loan are recorded as a foreign exchange (loss)/gain in the statement of operations. Foreign exchange loss was $0.1 million, $1.7 million and $2.6 million for the years ended December 31, 2008, 2007, and 2006, respectively. This foreign exchange loss was primarily due to the change in the value of the intercompany loans related to the change in the value of the dollar in relation to the euro.

Gains and losses resulting from foreign currency translation are reflected in comprehensive net loss. The Company does not undertake hedging transactions to cover its foreign currency exposure.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less and that can be liquidated without prior notice or penalty, are considered to be cash equivalents. Cash and cash equivalents consist primarily of money market funds.

Major customer and concentration of credit risk

The Company’s major customers and sources of revenues in the past have been sanofi-aventis and governmental agencies, which have not presented a significant accounts receivable credit risk. The Company’s deposits, which are mainly kept in dollars and euros, are maintained in both major U.S. and French institutions. The Company does not require collateral to hedge its credit risk as the Company does not believe that such risk is significant due to the financial position of these financial institutions.

The Company has established guidelines relative to investment diversification and maturities that maintain preservation of principal and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Management attempts to schedule the maturities of the Company’s investments to coincide with the Company’s expected cash requirements.

At December 31, 2008, $10.9 million was invested in three money market mutual funds, which consist primarily of government and high-grade securities, generally with maturities of less than three months. Due to their very short-term nature, such securities are subject to minimal interest rate risk. However, these investments can be affected by losses to the extent the underlying securities are adversely impacted by the current credit market conditions. The money market mutual funds are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although the funds seek to preserve the value of the investment at $1.00 per share, the Company can lose its invested principal if the underlying securities suffer losses. The funds may have holdings which include certain securities that are illiquid, in default, under restructuring or have been subject to a ratings downgrade. However, the funds continue to report a per share net asset value, or NAV, of $1.00, which represents the price at which investors buy and sell fund shares from and to the fund company. The NAV is computed once at the end of each trading day based on the closing market prices of the portfolio’s securities. The Company believes that its investment has not been impaired and that it can continue to withdraw its funds at any time without restriction. The Company will continue to monitor the value of the funds periodically for potential indicators of impairment

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Summary of Significant Accounting Policies — (Continued)

Revenue recognition

The Company recognizes revenue pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force (EITF) Issue 00-21 Revenue Arrangements with Multiple Deliverables. License fees are earned and recognized in accordance with the provisions of each agreement. Up-front license fees for perpetual licenses where IDM Pharma conveys rights to intellectual property it owns to a licensee upon signing of a definitive agreement, and IDM Pharma has no further delivery or performance obligations beyond the performance of those obligations, are recognized when\ received.

Prior to sanofi-aventis’ termination of its participation in the UVIDEM joint development program on December 26, 2007, IDM Pharma generated certain revenues from a collaborative agreement with sanofi-aventis, a stockholder and therefore a related party to the Company. These revenues consisted of up-front fees, milestone payments for advancing its drug candidates through clinical trials and regulatory approval and ongoing research and development funding.

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

Intangible assets also include purchased licenses. Costs associated with licenses acquired to be able to use products from third parties prior to receipt of regulatory approval to market the related products are capitalized if the licenses can be used in multiple research and development programs. The Company’s licensed technologies have alternative future uses in that they are enabling (or platform) technologies that can be the basis for multiple products that would each target a specific indication. In addition, the Company derives revenues under collaborative, out-licensing and/or distribution agreements from products under development that incorporate these technologies. Costs of acquisition of licenses are capitalized and amortized on a straight-line basis over the useful life of the license, which IDM Pharma considers to begin on the date of acquisition of the license and continue through the end of the estimated term during which the technology is expected to generate substantial revenues. In the case of the licenses or assets acquired from Medarex and Jenner Biotherapies (see Note 5), IDM Pharma estimated their useful lives to be ten years from the date of acquisition.

Impairment of long lived assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, IDM Pharma periodically evaluates the value reflected on its consolidated balance sheet of long-lived assets, such as patents and licenses, when events and circumstances indicate that the carrying amount of an asset may not be recovered. Such events and circumstances include recommendations by advisory panels to the FDA regarding evidence of effectiveness of the Company’s drug candidates, communication with the regulatory agencies regarding safety and efficacy of the Company’s products under review, the use of the asset in current research and development projects, any potential alternative uses of the asset in other research and development projects in the short to medium term, clinical trial results and research and development portfolio management options. Determination of recoverability is based on an estimate of undiscounted future net cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. At December 31, 2008 and December 31, 2007, the license from Novartis for mifamurtide represented approximately $2.5 million and $2.4 million, respectively, of the total balance in Patents, Trademarks and Other Licenses (see Note 6). The balance relates to IDM-2101, which is under active development. The Company believes the future cash flows to be received from the long-lived assets will exceed the assets carrying value indicating no impairment at December 31, 2008.

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Summary of Significant Accounting Policies — (Continued)

As a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program and the Company’s decision to shut down operations of its Paris subsidiary, $0.4 million in UVIDEM related intellectual property and $0.6 million in UVIDEM related property and equipment was impaired in the fourth quarter of 2007. The Company has offset the abandoned property and equipment with a portion of the payments received from sanofi-aventis pursuant to the Settlement Agreement (see Note 12). The Company also recorded an impairment charge for $0.3 million in the first quarter of 2007 for laboratory equipment and leasehold improvements in a vacated facility.

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

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies cash and cash equivalents (including its money market mutual funds) as Level 1 assets as they are valued using quoted market prices with no valuation adjustments applied. As of December 31, 2008 the Company had $10.9 million in money market securities included in cash and cash equivalents. Fair values determined by Level 2 inputs are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable or can be corroborated by observable market data for the asset or liability, either directly or indirectly. The Company classifies its common stock warrants, which are valued at $3.5 million at December 31, 2008 as Level 2 instruments. The fair value of these derivative liabilities are determined using the modified Black Scholes pricing model based on market observable inputs, including the Company’s stock price, volatility and risk-free interest rates. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These include certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. The Company does not hold any Level 3 instruments.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement.

There were no remeasurements to fair value during the year ended December 31, 2008 of financial assets and liabilities that are not measured at fair value on a recurring basis.

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

Property and equipment, net

Property and equipment, net are stated at cost less accumulated depreciation and amortization and are depreciated and amortized on a straight-line basis over their estimated useful lives as follows:

Laboratory Equipment:	5 years
Computer Equipment:	3 years
Furniture:	5 years
Office Equipment:	8 years
Leasehold improvements:	Shorter of useful life or lease term

Capital lease obligations are depreciated over the life of the lease and depreciation for capitalized assets under lease agreements are included in depreciation expense. Repair and maintenance costs are expensed as incurred.

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

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”), which provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes the impact of tax positions in its financial statements if those positions will more likely than not be sustained on audit, based on the technical merit of the position. See Note 9 for further discussion.

Segment information

The Company operates in one segment, immunotherapy research. The majority of the Company’s assets are located in the U.S. and in France.

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, IDM Pharma annually tests goodwill and other indefinite-lived intangible assets for impairment or more frequently if certain indicators are present. This analysis requires the Company first to compare the fair value of a reporting unit with its carrying amount, including goodwill. IDM Pharma has determined that it is operating as one reporting unit for purposes of this analysis. If the fair value of the reporting unit on the measurement date is less than the carrying amount, a second step is performed to determine the amount of the impairment loss. This involves comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill. As of December 31, 2008 and 2007, the Company’s analysis determined that the fair value of the reporting unit exceeded the carrying amount and no goodwill impairment was recorded.

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Summary of Significant Accounting Policies — (Continued)

Earnings per share

Earnings per share, referred to as EPS, is computed in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic EPS is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding owned but unvested shares. Diluted EPS reflects the potential dilution of securities, such as common stock equivalents that may be issuable upon exercise of outstanding common stock options or warrants as well as all shares of preferred stock, which may be converted into common stock. Prior to the application of the treasury stock method, common stock equivalents of 5,139,327, 5,777,345, and 2,578,727 for the periods ended December 31, 2008, 2007 and 2006, respectively, have been excluded from EPS as the effect is antidilutive.

	2008	2007	2006

Options Outstanding	1,019,450	1,840,595	1,891,840
Restricted Stock Awards (unvested)	370,000	186,470	42,141
Warrants Outstanding	3,377,412	3,377,412	211,882
Reserved Pursuant to Option Liquidity Agreement	372,465	372,868	380,815
Reserved Pursuant to Put/Call Agreements	—	—	52,049

Total	5,139,327	5, 777,345	2,578,727

Stock-Based Compensation

In accordance with SFAS No. 123(R), the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recorded over the period which an employee is required to provide service — the requisite service period. The Company determines the grant date fair value of employee stock options using the Black-Scholes-Merton option-pricing model. See Note 7 for further disclosure.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the 2008 presentation. The impairment of certain patents and licenses for the years ended December 31, 2007 and 2006 in the amount of $0.5 million and $0.6 million, respectively, have been reclassified from impairment of patents and licenses to research and development expense. There was no significant impairment of patents and licenses in the year ended December 31, 2008.

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Research and Development and Other Agreements

Novartis -Jenner

In March 2003, the Company entered into an asset purchase agreement with Jenner Biotherapies, Inc., or Jenner. Pursuant to the terms of the agreement, the Company purchased certain of Jenner’s assets, which included the Company’s lead product candidate, mifamurtide, and an exclusive worldwide license from Ciba-Geigy Ltd., now known as Novartis, covering patent rights to compounds that the Company uses in the production of mifamurtide. These assets were acquired by issuing IDM Pharma S.A. shares with a fair value of $3.1 million. The asset purchase was consummated in April 2003. The purchase consideration was allocated to the mifamurtide license, which was determined to have alternative future use and is included in Patents, Trademarks and Other Licenses. Under the license agreement, the Company is required to make certain milestone payments with respect to mifamurtide totaling $2.75 million, which is triggered by the achievement of gross profit related to mifamurtide. The Company achieved two of the milestones totaling $750,000 in 2006 and prior years although no amounts had been previously recorded in the Company’s financial statements since ultimate payment was not determined to be probable. In the second quarter of 2008, based on the status of the EMEA review of the MAA and the assessed probability of European approval, the Company determined that the $750,000 could be payable in the event mifamurtide is successfully commercialized in Europe. As such, the Company capitalized this additional amount as Patents, Trademarks and Other Licenses and recorded a corresponding liability. Pursuant to the license agreement, the total milestones payable in any year with respect to all such milestones shall not exceed twenty-five percent of the gross profit of mifamurtide in any year, with the balance being carried forward to later years without incurring interest. The Company also agreed to pay royalties with respect to net sales of mifamurtide, which royalties will be reduced by an established percentage upon the expiration of certain patent protection in accordance with the terms of the license. A portion of the milestone payments will be credited against these royalty obligations. Unless earlier terminated, the license agreement shall continue on a country-by-country and product-by-product basis until there are no remaining royalty payments in each country covered by the patents obtained under the agreement. In most countries the remaining patents expired in 2007 and, under the terms of the agreement, the royalties payable will be reduced. In addition to certain standard termination clauses, the Company may terminate the agreement with respect to any patent upon 60 days’ written notice.

The Novartis license is being amortized over ten years, which was management’s estimate of the expected life of products developed from the use of the license at the time the assets were acquired.

IDM Pharma’s direct research and development expenses related to mifamurtide amounted to approximately $7,682,000, $8,072,000 and $4,080,000 million in 2008, 2007 and 2006, respectively.

Agreement with sanofi-aventis

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

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Research and Development and Other Agreements — (Continued)

Sanofi-aventis exercised its first option on IDM Pharma’s ongoing melanoma development program UVIDEM in December 2001. Consequently, the Company received $5.3 million corresponding to: (i) an up-front payment of $1.8 million, (ii) a completion of Phase 1 milestone payment of $1.8 million because the program was already in Phase 2 and (iii) reimbursement of development costs incurred from 1999 through December 2001, which approximated $1.7 million. Repayment received for past development expenses incurred by IDM Pharma prior to the exercise of an option by sanofi-aventis are considered as a complementary up-front fee. The Company had been recognizing these three payments over the remaining program development period, which it is estimated to be nine years. Sanofi-aventis can terminate its involvement in any program at any time without penalty. If this occurs, the Company’s obligations with respect to that program will be waived and the Company will be able to proceed with the development program and commercialize the product on its own. None of the proceeds are refundable to sanofi-aventis in the event of termination. At all times, the Company retains the intellectual property rights attached to the immunological treatments developed in programs subject to this agreement and will grant sanofi-aventis an option for an exclusive worldwide license for the commercialization for each treatment. At December 31, 2008, sanofi-aventis had remaining options to participate in the clinical development of up to eight (or up to two per year) other Cell Drugs through 2011. On December 26, 2007, sanofi-aventis notified the Company of its decision to terminate its participation in the UVIDEM development program and the Company put on hold further development of the program. In March 2008, the Company and sanofi-aventis entered into an agreement (the Settlement Agreement) aimed at resolving the various pending or potential issues related to the UVIDEM development program. All rights to the UVIDEM development program have reverted to the Company, and sanofi-aventis has no further rights to that program, including any right of first refusal. In accordance with the terms of the Settlement Agreement, sanofi-aventis retains its options with respect to the Company’s other cell therapy programs under the existing collaboration agreement, although the Company does not currently have any such programs in development, or plans to conduct any further development. The Settlement Agreement also provided that sanofi-aventis would pay $8.1 million (€5.2 million converted at the average exchange rate in the second quarter of 2008). Of the $8.1 million, $2.4 million was for the research and development costs of the UVIDEM development program for the first quarter of 2008, which was received and recorded as revenue in that quarter and $5.7 million was related to the shut down of the UVIDEM program, which was received and recorded as contract settlement income in the second quarter of 2008. In addition, the Company recorded the remaining $2.4 million of deferred revenue relating to this program in the fourth quarter of 2007. See Note 12 for further discussion.

Revenue recognized for the years ending December 31, 2008, 2007 and 2006, under the sanofi-aventis agreement, by source, is as follows:

	2008	2007	2006

Amortization of upfront fee	$—	$1,007,000	$221,000
Amortization of phase 1 milestone payment	—	1,190,000	262,000
Amortization of initial R&D expenses from 1999 to 2001	—	957,000	210,000
Reimbursement of current R&D expenses	2,401,000	11,092,000	10,454,000

Total revenues	$2,401,000	$14,246,000	$11,147,000

IDM Pharma’s direct research and development expenses related to UVIDEM amounted to approximately $805,000, $7,903,000 and $6,349,000 in 2008, 2007 and 2006, respectively.

In connection with the July 2001 Agreement, sanofi-aventis also invested approximately $33 million in IDM Pharma S.A. As of December 31, 2008, sanofi-aventis owns approximately 4.6% of the Company’s outstanding common stock.

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Research and Development and Other Agreements — (Continued)

Medarex (Related Party)

In July 2000, the Company consummated several interrelated agreements with Medarex (collectively, the “Arrangement”). Under the Arrangement, Medarex paid the Company $2,000,000 in cash, released the Company from obligations under the 1993 research, development and commercialization agreement and granted exclusive and non-exclusive worldwide licenses for the use, manufacturing and commercialization of several antibodies developed by Medarex. In return, IDM Pharma S.A. issued to Medarex shares and “units”. Each “unit” comprised one IDM Pharma S.A. share and 19 warrants, each warrant giving the right to subscribe for one bond convertible into or redeemable for one IDM Pharma S.A. share, at a price of $10.01 per bond, from September 11, 2002 through September 10, 2012. In addition, the Company agreed to expend a specific amount towards the further research and development of products incorporating certain antibodies licensed from Medarex. As of December 31, 2006, the Company had met its obligations with respect to such expenditure.

All of the warrants granted in connection with the Arrangement were exercised and the corresponding bonds were converted into IDM Pharma S.A. shares on August 12, 2005. The exercise price of the warrants was offset by a lump-sum payment corresponding to the payment for the Medarex licenses and the cancellation of the original commercialization agreement. As of December 31, 2008, Medarex owned approximately 10.4% of the Company’s outstanding common stock and is, therefore, considered a related party.

Cambridge Laboratories

In May 2005, the Company entered into a license and distribution agreement with Cambridge Laboratories Ltd for the distribution of mifamurtide in the United Kingdom and the Republic of Ireland. Pursuant to this agreement, the Company received an upfront payment, half of which was potentially refundable if, within 30 months of the date of signature of the agreement with Cambridge Laboratories, or November 10, 2007, IDM Pharma was not able to manufacture mifamurtide according to its new process or was unable to demonstrate its comparability to the product from the original process. In December 2007, the Company received notice from Cambridge Laboratories that it was terminating the agreement with IDM Pharma and that IDM Pharma owed Cambridge Laboratories half of the upfront payment. IDM Pharma does not agree that any amount is refundable to Cambridge Laboratories as it believes it demonstrated product comparability by the required date. The recent marketing authorization in Europe is evidence that the Company has addressed all manufacturing concerns of the European regulatory authorities. The potentially refundable portion of the upfront payment was recorded as deferred revenue until marketing approval was received and the non-refundable payment was being amortized into revenue over 12.5 years, the period of continuing involvement. Upon the notice of termination, IDM Pharma recorded the remaining non-refundable upfront payment as revenue in the fourth quarter of 2007. The potentially refundable payment was recorded as revenue in the fourth quarter of 2008, upon receiving the positive opinion regarding mifamurtide from the CHMP.

6.	Balance Sheet Information

Cash and cash equivalents

The Company’s cash and cash equivalents consisted of the following:

	As of December 31,
	2008	2007

Money market mutual funds	$10,945,000	$27,827,000
Cash, including certificates of deposit	1,807,000	555,000

Total cash and cash equivalents	$12,752,000	$28,382,000

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Balance Sheet Information — (Continued)

Prepaid expenses and other current assets

The Company’s prepaids and other current assets consisted of the following:

	As of December 31,
	2008	2007

Prepaid expenses	$299,000	$312,000
Value added tax receivable	136,000	165,000
Other current assets	35,000	188,000

	$470,000	$665,000

Property and equipment, net

The Company’s fixed assets consisted of the following:

	As of December 31,
	2008	2007

Laboratory equipment	$221,000	$2,547,000
Computer equipment	454,000	1,531,000
Furniture and other equipment	106,000	351,000
Leasehold improvements	327,000	1,908,000

Total property and equipment	1,108,000	6,337,000
Less accumulated depreciation and amortization	(866,000)	(5,824,000)

Property and equipment, net	$242,000	$513,000

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2008, 2007 and 2006 was $219,000, $571,000 and $755,000, respectively. During the year ended December 31, 2008, the Company recorded impairment expenses of $66,000 which was recorded as research and development expense and during the year ended December 31, 2007, the Company recorded impairment expenses of $932,000 of which $278,000 was recorded as research and development expense, $624,000 was recorded as restructuring charge (see Note 12) and $30,000 was recorded as general and administrative expense.

Patents, trademarks and other licenses, net

The Company’s patents, trademarks and other licenses, net consisted of the following:

	As of December 31, 2008			As of December 31, 2007
		Accumulated			Accumulated
		Amortization			Amortization
		and			and
	Original Cost	Impairment	Net	Original Cost	Impairment	Net

Patents	$208,000	$(53,000)	$155,000	$1,208,000	$(924,000)	$284,000
Trade marks	—	—	—	47,000	(47,000)	—
Novartis-Jenner and other licenses	5,066,000	(2,579,000)	2,487,000	4,619,000	(2,169,000)	2,450,000

Total	$5,274,000	$(2,632,000)	$2,642,000	$5,874,000	$(3,140,000)	$2,734,000

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Balance Sheet Information — (Continued)

Patent, license and trademark amortization and impairment costs are detailed in the table below.

	2008	2007	2006

Amortization
Patents	$30,000	$105,000	$186,000
Licenses	537,000	433,000	383,000
Trademarks	—	8,000	14,000

	$567,000	$546,000	$583,000

Impairment
Patents	$105,000	$423,000	$414,000
Licenses	—	—	144,000
Trademarks	—	77,000	34,000

	$105,000	$500,000	$592,000

Impairment charges are due to suspension or termination of products under development.

Amortization expense for each of the years ending December 31 will consist of the following amounts:

2009	$601,000
2010	601,000
2011	601,000
2012	601,000
2013	188,000
Thereafter	50,000

$2,642,000

Other currents liabilities

The Company’s other current liabilities consisted of the following:

	As of December 31
	2008	2007

Value added tax payable	$—	$524,000
Accrued tax liabilities	1,507,000	2,285,000
Severance costs	2,000	472,000
Lease refurbishment costs	256,000	—
French social tax accrual	22,000	67,000
Up-front payment received from Cambridge laboratories	—	365,000
Interest-free loan from governmental agencies — Current portion	169,000	177,000
European grant	—	189,000

	$1,956,000	$4,079,000

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Balance Sheet Information — (Continued)

Other non-current liabilities

The Company’s other non-current liabilities consisted of the following

	As of December 31,
	2008	2007

Pension obligation	$—	$169,000
Accrued tax liabilities	—	1,194,000
Novartis milestone payment accrual	750,000	—

	$750,000	$1,363,000

Long-term debt, less current portion

The Company’s long-term debt consists primarily of interest-free loans from governmental agencies.

	As of December 31,
	2008	2007

Interest-free loan from governmental agencies — long term portion	$337,000	$353,000
Long-term equipment lease	—	12,000

	$337,000	$365,000

In 2003, 2004 and 2006, the Company received interest-free loans from the French Government in connection with a research and development program called Genhome. The total amount of these loans was $505,000 and $530,000 on December 31, 2008 and 2007 and is reimbursable in two installments of $169,000 in 2008 and $337,000 in 2011. As of December 31, 2008, the Company had not reimbursed the first installment as the French Government has not requested payment.

7.	Share-Based Compensation

Overview

Equity awards include stock options and restricted stock awards. Certain awards accelerate vesting if performance milestones are achieved and otherwise vest over one to four years. For awards that vest based on continuous service, compensation expense is recorded ratably over the service period from the date of grant. Management assesses the milestones each quarter and adjusts compensation expense to be recorded over the implicit service period when it determines that achievement is probable. Change in the estimated implicit service period is recorded prospectively over the remaining vesting period. There are no equity awards with market conditions in such award agreements. Certain options and share awards provide for accelerated vesting upon termination without cause or leaving employment for good reason or upon a change in control as defined.

The determination of fair value is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, expected life, forfeiture rate, risk-free interest rate, expected dividends and the projected exercise and post-vesting employment termination behavior of employees. In accordance with SFAS No. 123(R), the Company recorded stock-based compensation expense of $0.9 million, $1.5 million and $0.5 million for the years ended December 31, 2008, 2007 and 2006, respectively, related to employee options.

Description of Share-Based Compensation Plans

The Company has outstanding equity awards under the following plans.

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Share-Based Compensation — (Continued)

In August 2005, the Company assumed the stock option plans of a predecessor company described below. In addition, substitute options to acquire 342,336 shares of common stock were granted from the Company’s 2000 Stock Plan to employees of the Company’s U.S. subsidiary, IDM, Inc. and the Company reserved 372,868 shares of common stock for issuance in connection with the exercise of outstanding options held by employees of its French subsidiary, IDM Pharma S.A.

1989 Stock Plan — In August 2005, the Company assumed the outstanding options granted under a predecessor company plan (the 1989 Plan) under which options may be granted to employees, directors, consultants or advisors. The 1989 Plan provided for the grant of both incentive stock options and nonstatutory stock options. The exercise price of an incentive stock option is not less than the fair market value of the common stock on the date of grant. The exercise price of nonstatutory options is not less than 85% of the fair market value of the common stock on the date of grant. No options granted under the 1989 Plan have a term in excess of ten years from the date of grant. Shares and options issued under the 1989 Plan vest over varying periods of one to six years. Effective June 9, 2000 with the approval of the Company’s 2000 Stock Plan, the 1989 Plan was discontinued resulting in cancellation of remaining available shares, and any shares granted under the 1989 Plan that in the future are cancelled or expire will not be available for re-grant. As of December 31, 2008, options to purchase 8,571 shares of common stock were outstanding under the 1989 Plan.

2000 Stock Plan — In August 2005, the Company assumed the options granted under a predecessor company plan (2000 Stock Plan). Options under the plan may be granted to employees, directors, consultants or advisors of the Company. The 2000 Stock Plan provides for the grant of both incentive stock options and nonstatutory stock options. The exercise price of an incentive stock option and a nonstatutory option is not less than the fair market value of the common stock on the date of the grant. No options granted under the 2000 Stock Plan have a term in excess of ten years from the date of grant. Options issued under the 2000 Stock Plan may vest over varying periods of up to four years. In addition to options, the Company may also grant stock awards, restricted stock awards, or other similar equity awards from the 2000 Stock Plan.

In 2006, the Company’s Board of Directors also approved an increase in the limitation on the total number of shares subject to stock awards under the 2000 Stock Plan that an employee is eligible to be granted during any calendar year from 71,428 to 500,000 shares in order to better reflect the increase in its outstanding capital stock. This limitation is referred to as the Section 162(m) Limitation. The Company’s stockholders approved the increase in the shares reserved and the Section 162(m) Limitation under the 2000 Stock Plan at the Company’s annual meeting of stockholders held on June 14, 2006. There were a total of 3,228,571 shares of common stock authorized by the Company’s stockholders under the 2000 Stock Plan at December 31, 2008. On April 3, 2008, the Company’s Board of Directors approved a 400,000 share increase in the number of shares of common stock available for issuance under the 2000 Stock Plan, which was approved by the Company’s stockholders at the Company’s annual meeting of stockholders held on June 25, 2008.

As of December 31, 2008, options to purchase 1,391,915 shares of common stock were outstanding under all stock option plans, 747,985 shares of common stock related to restricted stock awards were outstanding under the 2000 Stock Plan, and 1,171,260 shares were available for future grant under the 2000 Stock Plan.

Certain of the Company’s stock options are denominated in currencies other than the U.S. dollar. It is the Company’s policy to convert the exercise prices at the current exchange rate when presenting option exercise information.

Employee Stock Purchase Plan — In August 2005 the Company assumed a predecessor company Employee Stock Purchase Plan (the Purchase Plan), originally adopted in March 2001, and increased the shares of common stock reserved under the Purchase Plan by 26,428 shares to 69,285 shares. Under the Purchase Plan, employees, at their option, can purchase up to 714 shares of IDM Pharma common stock per offering through payroll deductions at the lower of 85% of the fair market value on the plan offering date or 85% of the fair market value of the common

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Share-Based Compensation — (Continued)

stock at the purchase date. The Company reinitiated offerings under the Purchase Plan on July 1, 2007. As of December 31, 2008, the Company has issued 36,805 shares under this plan.

The following table summarizes the share-based compensation expense for stock options and restricted stock awards granted under the Company’s equity plans for years ended December 31:

	2008	2007	2006

Employee Stock Options:
Research and development	$157,000	$290,000	$163,000
General and administrative	730,000	1,175,000	332,000
Selling and marketing	12,000	20,000	3,000

	899,000	1,485,000	498,000
Employee Restricted Stock
Research and development	$336,000	$22,000	$—
General and administrative	863,000	213,000	224,000
Selling and marketing	41,000	—	—

	1,240,000	235,000	224,000
Consultant Options and Stock Awards (general and administrative)	$—	$57,000	$591,000

Total stock-based compensation expense	$2,139,000	$1,777,000	$1,313,000

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

Expected Term — The expected term of options granted represents the period of time that they are expected to be outstanding. During its initial period of implementation of SFAS 123(R), the Company has adopted the “simplified method” of determining the expected term for “plain vanilla” options, as allowed under SAB 107. The “simplified method” states that the expected term is equal to the sum of the vesting term plus the contract term, divided by two. “Plain vanilla” options are defined as those granted at-the-money, having service time vesting as a condition to exercise, providing that non-vested options are forfeited upon termination and that there is a limited time to exercise the vested options after termination of service with the Company, usually 90 days, and providing the options are non-transferable and non-hedgeable. Applying this method, the expected term of the Company’s options granted to U.S. employees ranged from six to seven years. Staff Accounting Bulletin (SAB) No. 110 requires that companies discontinue the use of the “simplified method” in estimating the expected term of equity awards after December 31, 2007 and to develop the estimate based on company specific expedience. SAB 110 permits the continued use of simplified method where an entity does not have sufficient historical exercise data due to limited trading history or where an entity has or expects to have significant structural changes in its business such that its historical exercise data may not be relevant. The Company believes that it qualifies for the continued use of the simplified method under these provisions because of its limited historical exercise data.

Expected Volatility — Beginning January 1, 2008, the Company modified the method used to estimate expected stock price volatility. The Company believes that it has developed sufficient historical volatility data since its listing as a publicly traded company in August 2005 and has replaced the peer group volatility with its own in

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Share-Based Compensation — (Continued)

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

Forfeitures — Share based compensation is recognized only for those awards that are ultimately expected to vest. SFAS 123(R) requires the Company to record compensation expense, net of estimated forfeitures, and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses six years of historical data to estimate pre-vesting option forfeitures.

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

The weighted average assumptions used to estimate the fair value of options granted under its option plans for each of the years ending December 31 were as follows:

	2008	2007	2006

Average expected term (years)	5.25 — 6.00	5.50 — 6.06	5.50 — 7.00
Expected volatility (range)	114% — 115%	88% — 93%	84% — 95%
Risk-free interest rate	2.93% — 4.02%	3.45% — 4.92%	4.57% — 5.03%
Expected dividend yield	0%	0%	0%

Stock Option Activity and Share-Based Compensation Expense

A summary of stock option activity under all share-based compensation plans for each of the three years ended December 31, 2008 is as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	(years)	Value

Options outstanding at December 31, 2005	1,547,790	$14.53
Granted	905,500	$2.95
Exercised	(16,011)	$3.06
Cancelled	(164,624)	$11.66

Options outstanding at December 31, 2006	2,272,655	$9.84

Granted	827,200	$4.89
Exercised	(4,130)	$3.32
Cancelled	(882,262)	$6.67

Options outstanding December 31, 2007	2,213,463	$9.66

Granted	70,000	$2.31
Exercised	(72,821)	$2.77
Cancelled	(818,727)	$5.40

Options outstanding at December 31, 2008	1,391,915	$11.77	6.14	$—

Options exercisable, December 31, 2008	999,502	$15.02	5.22	$—

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Share-Based Compensation — (Continued)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 31, 2008 for those awards that have an exercise price currently below the quoted price.

The following table is a summary of the options outstanding under all of the Company’s stock option plans as of December 31, 2008.

		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Exercise Price
	Options	Life in	Exercise	Options	of Options
Range of Exercise Prices	Outstanding	Years	Price	Exercisable	Exercisable

$1.00 to $4.99	544,677	8.53	$2.64	222,188	$2.73
$5.00 to $9.99	320,871	7.61	7.42	251,485	7.36
$10.00 to $19.99	176,669	1.19	13.97	176,131	13.96
$20.00 to $29.99	277,423	3.29	27.73	277,423	27.73
$30.00 and above	72,275	4.62	33.24	72,275	33.24

Total	1,391,915	6.14	$11.77	999,502	$15.02

The weighted average grant-date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $1.94, $3.73 and $2.29, respectively. The Company received $0.2 million, $14,000 and $49,000 in cash from option exercises under all share-based payment arrangements for the year ended December 31, 2008, 2007 and 2006, respectively. The aggregate intrinsic value of options exercised in 2008, 2007 and 2006 were $30,000, $12,000 and $42,000, respectively.

As of December 31, 2008, there was $2.2 million (gross of estimated forfeitures) of total unrecognized compensation cost related to non-vested options granted under all equity compensation plans. The weighted average term over which the compensation cost will be recognized is 2.32 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Performance-Based Stock Options to Consultants

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

Restricted Stock Awards

The Company has outstanding restricted stock awards issued to employees and to non-employees that vest over one to four-year service periods. Certain awards are subject to acceleration if performance conditions are met and certain awards accelerate vesting upon termination without cause or leaving employment for good reason or

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Share-Based Compensation — (Continued)

upon a change in control. Compensation costs based on the grant date fair value of the shares are initially recognized over the explicit service period. When the milestones become probable, the remaining unrecognized expense attributed to the milestone is recorded over the adjusted service period through the expected milestone achievement date. At December 31, 2008, 2007 and 2006, the Company had 747,985, 232,141 and 42,141, respectively, of restricted stock awards outstanding, of which 377,985, 58,024 and 14,386, respectively, were vested. Weighted average fair value of restricted stock awards (measured using the stock price of the date of grant) granted during 2008 and 2007 was $1.81 and $3.50, respectively. The Company did not grant any restricted stock awards during 2006.

A summary of the status of the Company’s non-vested stock awards as of December 31, 2008, and changes during 2008, is as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Non-vested at December 31, 2007	174,117	$2.96
Granted	586,750	1.81
Vested	(365,632)	2.74
Forfeited	(25,235)	3.40

Non-vested at December 31, 2008	370,000	$1.32

Unrecognized compensation for restricted stock was $0.1 million at December 31, 2008 (assuming that all service and performance milestones will be met) and will be recognized over a weighted average period of 0.12 years. Total fair value of shares vested during 2008, 2007 and 2006 was $1,003,000, $323,000 and $57,000, respectively.

8.	Stockholders’ Equity

Preferred Stock

As of December 31, 2008, the Company had 10,000,000 shares of authorized preferred stock and there were no shares of preferred stock issued and outstanding.

Common Stock

As of December 31, 2008, the Company had 55,000,000 shares of authorized common stock and 25,250,364 shares of common stock issued and outstanding.

Certain stockholders of IDM Pharma S.A. held their shares in a plan d’épargne en action (PEA) which is a tax efficient vehicle under French law whereby a holder of securities may receive preferential tax treatment provided the securities are held in a separate account for a certain period of time. In connection with a business combination in August 2005, all holders of shares held in a PEA entered into a Put/Call Agreement with the Company. Pursuant to the terms of the Put/Call Agreement, holders of PEA shares had the right to require the Company to purchase, and the Company had the right to require such holders to sell, the PEA shares for a period of 30 days after the closing of its first offering of equity securities completed after the business combination with net aggregate proceeds of at least 10 times the U.S. dollar amount payable to the holders of all PEA shares, excluding any issuance of equity securities

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Shareholder’s Equity — (Continued)

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

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Shareholder’s Equity — (Continued)

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

During the year ended December 31, 2008, the fair value of the warrants have increased in the aggregate by $3.1 million, which was recorded as an increase of interest expense. As of December 31, 2008, the fair value of the warrants recorded on the Company’s balance sheet was $3.5 million. The warrants did not have an intrinsic value as of December 31, 2008. If a Change in Control in which all cash consideration is paid were actually to occur, the amount to be paid to the warrant holders would be determined using specific valuation assumptions prescribed in the warrant agreements which differ from those used in measuring the fair value of the warrants prior to such event. The cash payment could be significantly higher or lower, depending on the actual per share transaction price, prescribed volatility and after adjusting the expected term to the actual remaining life of the outstanding warrants as of the date of the Change in Control.

Directors’ Deferred Compensation Plan

In August 2005 the Company assumed a predecessor company’s Directors’ Deferred Compensation Plan, whereby participating directors could elect on an annual basis, to defer all of their cash compensation, for service on the Company’s Board, in a deferred compensation account pursuant to which the deferred fees are credited in the form of share units having a value equal to shares of the Company’s common stock (“Share Units”), based on the market price of the stock at the time the deferred fees are earned. The Company would credit Share Units to the participants’ deferred compensation accounts on a quarterly basis. When a participant ceased serving as a director, the participant was entitled to receive the value of his or her account either in a single lump-sum payment or in equal annual installments, as determined by the Company in its sole discretion. No participant entitled to receive a payment of benefits could receive payment in the form of the Company’s common stock. For the years ended December 31, 2008, 2007 and 2006, the Company recorded an expense of $51,000, a benefit of $43,000 and $18,000, respectively, related to the Directors’ Deferred Compensation Plan. There were no payments made in 2008, 2007 and 2006.

In December 2008, the Company’s Board of Directors approved an amendment to the Directors’ Deferred Compensation Plan, where the participant must enter into an agreement in order to elect to defer his or her receipt of

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Shareholder’s Equity — (Continued)

a selected percentage of his or her director’s retainer and meeting fees and the participant must enter into such agreement either (i) within 30 days of the Participant first becoming an eligible director, or (ii) prior to the first day of the first plan year for which this agreement is to commence to be effective, whichever is applicable.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance at December 31, 2008:

Options granted and outstanding	1,391,915
Options authorized for future grants	1,171,260
Employee stock purchase plan for future purchases	32,480
Common stock warrants	3,377,412
Restricted stock awards outstanding	747,985

6,721,052

9.	Income Tax Provision (Benefit)

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (FIN 48) to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. On January 1, 2007, the Company adopted the provisions of FIN 48. The Company recorded an adjustment to reduce retained earnings at January 1, 2007 for the cumulative effect of the adoption in the amount of $1,194,000. The Company also recorded a net decrease to deferred tax assets of approximately $68,492,000 and a corresponding reduction to valuation allowance related to domestic net operating loss carryforwards (NOLs) and tax credits which may be limited under Internal Revenue Code (IRC) Section 382 as described below.

For financial reporting purposes, loss before income tax benefit includes the following components:

	As of December 31,
	2008	2007	2006

Foreign	$(3,669,000)	$(9,830,000)	$(13,580,000)
United States	(14,692,000)	(8,214,000)	(10,118,000)

Total	$(18,361,000)	$(18,044,000)	$(23,698,000)

The provision (benefit) for income taxes is comprised of:

	Years Ended December 31,
	2008	2007	2006

Current:
Federal	$244,000	$425,000	$—
State	—	—	—
Foreign	1,000	(119,000)	(243,000)

Income tax expense (benefit)	$245,000	$306,000	$(243,000)

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Tax Provision (Benefit) — (Continued)

The foreign income tax benefit relates to credits for research and development granted to IDM Pharma S.A. by the French government.

A reconciliation of income taxes to the amount computed by applying the statutory federal income tax rate to the net loss is summarized as follows:

	Years Ended December 31,
	2008	2007	2006

Amounts computed at statutory federal rate	$(6,243,000)	$(6,136,000)	$(8,057,000)
State taxes net of federal benefit	(277,000)	(672,000)	(530,000)
Nondeductible expenses and other	6,676,000	6,840,000	493,000
Foreign refundable credits	1,000	(119,000)	(303,000)
Foreign tax rate differential	—	—	91,000
Change in valuation allowance	(1,347,000)	(3,822,000)	4,607,000
Asset basis differences	—	—	—
Alternative minimum tax	—	—	—
Research and Development Credits	(194,000)	—	—
Expiration of US net operating losses and tax credits	—	—	3,456,000
Losses not benefited	1,661,000	3,790,000	—
Unrecognized tax losses under FIN 48	(32,000)	425,000	—

	$245,000	$306,000	$(243,000)

Significant components of the Company’s deferred tax assets as of December 31, 2008 and 2007 are shown below. A valuation allowance of $62,235,000 at December 31, 2008 and $66,595,000 at December 31, 2007 has been recognized. Due to its history of losses, the Company does not believe that sufficient evidence exists to conclude that recoverability of its net deferred tax assets is more likely than not. Consequently, the Company has provided valuation allowances covering 100% of its deferred tax assets.

	As of December 31
	2008	2007

Deferred tax liabilities:
Patents expensed for tax	$(62,000)	$(87,000)
Fixed assets	(34,000)	(73,000)
Other, net	(1,275,000)	(1,302,000)

Total deferred tax liabilities	(1,371,000)	(1,462,000)
Deferred tax assets:
Capitalized research expenses	203,000	261,000
Reserves and accruals	1,924,000	4,004,000
FAS 123R expense	1,195,000	529,000
US net operating loss carryforwards	—	—
Foreign net operating loss carryforwards	60,284,000	63,263,000
Research and development credits	—	—

Total deferred tax assets	63,606,000	68,057,000
Valuation allowance for deferred tax assets	(62,235,000)	(66,595,000)

Net deferred tax assets	$—	$—

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Tax Provision (Benefit) — (Continued)

Deferred tax assets for French operating losses include approximately $16,570,000 established in 2005 that was generated upon the exercise of certain warrants granted to third parties, which will result in an increase in additional paid in capital when realized.

At December 31, 2008, IDM Pharma, which files separate federal and state income tax returns, had federal and California net operating loss carryforwards of approximately $117,425,000 and $42,236,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and expiration of the California tax loss carryforwards. The federal tax loss carryforwards will expire in 2009 through 2028, unless previously utilized. The California tax loss carryforwards will expire in 2014 through 2020, unless previously utilized. The Company also has federal and California research and development tax credit carryforwards of $4,800,000 and $3,445,000, respectively. The federal research and development tax credit carryforwards will expire in 2009 through 2027, unless previously utilized. The California research and development tax credit carryforwards do not expire and will carry forward indefinitely until utilized.

At December 31, 2008, the Company had French net operating loss carryforwards of approximately $180,870,000 which have no expiration date. The Company had French income tax credit receivable of $714,000 and $1,583,000 at December 31, 2008 and 2007, respectively. The French research income tax credit receivable is recoverable in cash if not used to offset taxes payable in the fourth year following its generation.

Utilization of the domestic NOL and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions (both before and after its public offering) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition.

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

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Tax Provision (Benefit) — (Continued)

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Balance at January 1, 2007	$779,000
Increases related to prior year tax positions	—
Increases related to current year tax positions	237,000
Decreases due to settlements	—
Other	—

Balance at December 31, 2007	$1,016,000

Increases related to prior year tax positions	—
Decreases related to current year tax positions	(108,000)
Decreases due to settlements	—
Other	—

Balance at December 31, 2008	$908,000

The unrecognized tax benefits at December 31, 2008, if recognized, would reduce the Company’s annual effective tax rate. The Company does not expect unrecognized tax benefits to change significantly over the next 12 months, except for future tax payments.

The Company files income tax returns in the U.S. and in various state jurisdictions with varying statues of limitations. The Company is no longer subject to income tax examination by tax authorities for years prior to 2002; however, the Company’s NOL and research credit carry forwards arising prior to that year are subject to adjustment. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. Interest and penalties included in the income tax provision in 2008 and 2007 was $77,000 and $188,000, respectively. Total interest and penalties accrued in other current liabilities at December 31, 2008 and 2007 was $585,000 and $603,000, respectively.

10.	Benefit Plans and 401(k) Plan

The Company has a defined contribution plan, the Immuno-Designed Molecules, Inc. 401(k) Plan, which covers all full-time employees of the Company. This plan allows each eligible employee to voluntarily make pre-tax deferred salary contributions. The Company may make contributions in amounts as determined by the Board of Directors. The Company made matching contributions of $0.1 million for the years ended December 31, 2008, 2007 and 2006.

The Company’s French subsidiary contributes to state-sponsored pension plans for personnel in France in accordance with French law. Contributions are based on salaries to the relevant state-sponsored organizations. The Company has no further liability in connection with these plans as a result of the shut down of our French facilities and no expenses were recorded associated with the plans in 2008. In 2007 and 2006, $32,000 and ($35,000) expense was recorded, respectively.

French law also requires payment of a lump sum retirement indemnity to employees based upon years of service and compensation at retirement. Benefits do not vest prior to retirement. The Company has no further liability in connection with the retirement indemnity as a result of the shut down of our French facilities and no expenses were recorded in 2008. The Company’s accrued obligation at December 31, 2007 of $170,000 was reversed in 2008.

11.	Commitments

Operating lease commitments

The Company leases office and laboratory space in Irvine, California under an operating lease that was renewed for 5 years in 2004 and will end in November 2009.

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Commitments — (Continued)

In France, as a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program and our decision to close operations of our Paris subsidiary, the Company has terminated and transferred its leases to third parties with respect to their facilities in Paris, France. On such basis, there are no operating lease commitments related to France.

As of December 31, 2008, the future minimum lease payments under non-cancelable operating leases are as follows:

Operating
Year	Leases

2009	$469,000
2010	13,000
Thereafter	—

Total	$482,000

The Company is required to return its leased space in Irvine to its pre-existing condition upon termination of its lease and is currently working with its landlord to determine and negotiate the potential cost of such restoration. Rental expense for the years ended December 31, 2008, 2007, and 2006, was approximately $647,000, $921,000 and $918,000 respectively.

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

Commitment with Biotecnol

On March 8, 2001 the Company entered into a Prototype Production Contract with Biotecnol SA, a Portuguese Company to enable IDM Pharma to obtain a preliminary process for the production of IL-13. The Company has been pursuing development in collaboration with Biotecnol since April 1, 2003, based on a letter of intent executed by the Company and Biotecnol. In December 2003, the Company and Biotecnol entered into the Development and Manufacturing Agreement, which aims to expand upon the Prototype Production Contract. In 2008, 2007 and 2006, and under the terms of the agreement, the Company recorded expenses of $86,000, $632,000 and $394,000, respectively, following the successful completion of studies performed by Biotecnol. In connection with sanofi-aventis’ termination of its participation in the UVIDEM development program and the Company’s decision to place all development of UVIDEM on hold, the Company provided notice to Biotecnol regarding termination of the 2003 agreement. The Company made final payments to Biotecnol in the second quarter of 2008 and has no further obligations under the agreement.

Commitment with Accovion

On December 28, 2004, the Company entered into an agreement with Accovion Gmbh (Accovion), a German Clinical Research Organization, in relation with its Phase 2/3 clinical trial of a product under development. This agreement, which expired in March 2007, covered patient recruitment and monitoring of clinical centers in several

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Commitments — (Continued)

European countries. The Company agreed to pay an estimated total of $1,785,000 over the life of the trial and reimburse specific pass-through costs. On December 22, 2005, the Company executed an amendment to the agreement to expand the scope of activities undertaken by Accovion, and agreed to increase the estimated total amount to be paid over the life of the trial to $1,972,000.

As discussed in Note 12 as a result of the Company’s decision to put on hold further development of certain products until collaborative partners can be found or other financing becomes available, in September 2006, the Company terminated the agreement after the appropriate completion of agreed upon clinical activities, including pharmacovigilance and recorded approximately $0.1 million of expense relating to the early termination of this contract. In 2008, 2007 and 2006, the Company recorded research and development expenses of $1,000, $48,000 and $1,080,000, respectively, under the agreement.

12.	Restructuring and Severance Related Charges

August 2006 Restructuring Plan

In August 2006, the Company’s Board of Directors approved a restructuring and cash conservation plan and in December 2006 the Board authorized an organizational restructuring, which was completed in December 2006. This restructuring included focusing its research and development activities in 2007 primarily on mifamurtide and its collaboration with sanofi-aventis for UVIDEM, putting further development of BEXIDEM and other product candidates on hold until collaborative partners could be found or additional funding became available, and a workforce reduction of 17 employees located in its facility in Paris, France. The Company recorded a total cumulative charge of $1.0 million in 2006, which included a $0.1 million contract termination charge in the third quarter of 2006 and total charges of $0.9 million in the fourth quarter of 2006 for severance payments and other related charges. Of the $1.0 million total restructuring costs in 2006, $0.8 million was included in Research and Development expense, and $0.2 million in General and Administrative expense. Of these charges, $0.2 million, $0.6 million and $0.2 million were paid in the fourth quarter of 2006, first quarter of 2007 and second quarter of 2007, respectively. There are no accrued and unpaid costs related to the August 2006 restructuring plan at December 31, 2008 and 2007. In the first quarter of 2007, the Company also recorded a $0.3 million charge to write off fixed assets in conjunction with terminating a lease for our Paris research facility. This amount was recorded as a research and development expense.

January 2008 Restructuring Plan

In January 2008, the Company’s Board of Directors authorized an organizational restructuring that resulted in a workforce reduction in Irvine, California on January 29, 2008, and the closure of the operations and termination of all employees in Paris, France as of the end of the second quarter of 2008. The Company continues to maintain IDM Pharma S.A. as a French subsidiary and conducts its business, now solely related to mifamurtide, through the use of consultants and contracted activity. This organizational restructuring resulted primarily from the discontinued development of UVIDEM, the Company’s investigational therapy for the treatment of melanoma. Although the Company has suspended specific product development programs and has closed its Paris, France facilities, it will continue to develop product candidates for the treatment of cancer, including mifamurtide. The Company has consolidated and transferred the development activities of mifamurtide from Paris, France to its Irvine, California facility and may also resume development of products put on hold when funding becomes available. As such, it has reported activities related to the suspended programs in continuing operations.

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

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Restructuring and Severance Related Charges — (Continued)

SFAS No. 112 and the Company accrued $0.5 million in the fourth quarter of 2007, while incremental negotiated severance amounts, one-time severance benefits for involuntary terminations, expenses for facility closure and contract termination costs associated with exit or disposal activities under SFAS No. 146 have been recorded in 2008 when the recognition requirements were met.

The Company recorded $3.7 million in exit costs through June 30, 2008 when the closure of IDM Pharma, S.A. was completed. This included severance costs of terminated employees in France and the U.S., contract termination costs, costs to complete treatment for patients already enrolled in the UVIDEM clinical trials and other wind-down activities. In accordance with SFAS No. 146, severance costs in excess of the statutory minimum benefits was recorded over the remaining service periods through the termination dates. Costs to cancel a contract before the end of its term and costs that will continue to be incurred for the remaining term without economic benefit to the Company was recorded at fair value at the contract termination or cease-use date. Other exit-related costs were recognized as incurred upon receipt of goods and services.

Through December 31, 2008, the Company has recorded a total cumulative charge of $4.5 million in restructuring costs, of which $1.1 million was recorded in 2007 and $3.4 million was recorded in 2008, under the January 2008 restructuring plan. The Company does not expect to incur additional costs related to the January 2008 restructuring plan beyond December 31, 2008. These costs are recorded as restructuring expense in the statements of operations and there are no accrued and unpaid costs at December 31, 2008. A summary of the nature and amount of expenses and the related activities are as follows:

		Facility Shutdown
		(Net of Proceeds
		from Sale of Fixed
	Severance	Assets)	Total

Liability at December 31, 2007	$500,000	$—	$500,000
Expenses incurred, net of recoveries from sale of property and equipment	3,200,000	200,000	3,400,000
Payments made	(3,700,000)	(200,000)	(3,900,000)

Liability at December 31, 2008	$—	$—	$—

In addition to the restructuring costs above, certain real and intellectual property assets, primarily associated with UVIDEM, have also been impaired. In the fourth quarter of 2007, the Company recorded $0.4 million in impairment charges for UVIDEM related intangibles and $0.6 million for property and equipment, which were included in the 2007 statement of operations as research and development expense and as a component of restructuring expense, respectively. The Company previously recorded an impairment charge of $0.3 million in the first quarter of 2007 for laboratory equipment and leasehold improvements in a vacated research facility in Paris, France, which was recorded in research and development expense.

A substantial portion of the restructuring expenses were offset by $5.7 million received in April 2008 under the March 2008 Settlement Agreement with sanofi-aventis in connection with its termination of participation in the UVIDEM development program as discussed in Note 5. In addition, the Company was able to sell the property and equipment and transfer the facility leases to third parties. Costs recovered and obligations relieved were recorded as a reduction in restructuring expense in 2008 when realized. As of December 31, 2008, proceeds received from sale of property and equipment was $0.3 million and the costs to transfer facility leases to third parties amounted to $0.2 million.

Employee Retention

To retain key employees, the Company adopted the following employee retention programs. These programs are not directly related to the January 2008 restructuring plan and the related compensation expense is included in the applicable operating expense category in the consolidated statement of operations.

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Restructuring and Severance Related Charges — (Continued)

On December 20, 2007, the Company’s Board of Directors approved a non-executive retention program which provided $0.3 million in retention bonuses for employees who remained employed on June 30, 2008 and restricted stock awards that vest over one year. The Company recorded $0.3 million in cash compensation expense related to this retention program in 2008.

On January 10, 2008, the Company’s Board of Directors also approved an executive officer retention program which provided that if a specified executive officer is terminated without cause prior to August 31, 2008, the executive officer would be entitled to receive a lump sum cash payment equal to such executive officer’s base salary, less standard deductions and withholding, for the period from the date of termination through August 31, 2008. The Company did not incur any expenses in connection with this aspect of the retention program as none of the executives were terminated without cause before August 31, 2008. The Company would also have had to pay a bonus to its executives upon a change in control through a merger or purchase transaction in 2008 or upon completing a financing transaction with gross proceeds of at least $7.0 million. The total bonus that could have been earned was $0.6 million, which is in addition to severance benefits in accordance with employment agreements. This amount was subsequently reduced to $0.4 million following our Chief Financial Officer’s decision to begin serving on a part-time basis. As a change in control or a financing did not occur by December 31, 2008, this bonus was not earned and no expenses were recognized. Additionally, the Company’s Board of Directors granted 250,000 shares of restricted stock with a total grant date fair value of $0.2 million on January 10, 2008 that vested over one year from December 20, 2007. Vesting of these restricted stock awards would have accelerated if a change in control occurred or if the executive was terminated without cause. All of these awards are vested as of the date of this report and the Company recorded $0.2 million of stock based compensation in connection with these vested awards in 2008.

On April 3, 2008, the Company’s Board of Directors approved a retention program for certain non-executive employees which provides for the payment of bonuses on June 30, 2009, which can be accelerated, if the employee is terminated without cause or there is a change of control before such date. Bonuses totaling $0.4 million may be paid under the plan over 2008 and 2009. In 2008, the Company recorded $0.3 million related to this bonus plan. In addition, the Company’s Board of Directors granted 296,750 shares of restricted stock with a total grant date fair value of $0.8 million that vest upon the Company’s receipt of a positive opinion with respect to the MAA for mifamurtide from the CHMP of the EMEA prior to December 31, 2008. The restricted stock was deemed vested on November 17, 2008. As a result, the Company recorded $0.8 million of stock based compensation ratably over the last 3 quarters of fiscal 2008 in connection with these restricted awards.

On June 25, 2008, the Company’s Board of Directors approved an executive officer (applicable to executive officers other than the CEO, and following his decision to move to part-time status, the Company’s CFO) retention and bonus plan, which provided that if a specified executive officer was terminated without cause after August 31, 2008 but prior to December 31, 2008, the executive officer would be entitled to receive a lump sum cash payment equal to such executive officer’s base salary, less standard deductions and withholding, for the period from the date of termination through December 31, 2008. The Company could have incurred expenses totaling $0.2 million in connection with the retention program if executives were terminated without cause before December 31, 2008. As none of the executives were terminated without cause before December 31, 2008, the Company did not incur any expenses. The Company would also be obligated to pay a bonus to its executives (applicable to executive officers other than CEO and CFO) upon the earlier of the filing of an amended NDA with the FDA for mifamurtide prior to December 31, 2008 or a change of control of the Company (as defined in the executive plan) prior to December 31, 2008. The total bonus that could have been earned under this provision of the plan is $0.2 million. Because the Company did not file the amended NDA to address issues raised by the FDA by December 31, 2008, this milestone was not achieved. As such, no expenses were recorded related to this bonus. In addition, the Company would also have had to pay a bonus to each of its executive officers upon the earlier of the Company’s receipt of a positive opinion with respect to the MAA for mifamurtide from the CHMP of the EMEA prior to December 31, 2008, or a

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Restructuring and Severance Related Charges — (Continued)

change of control of the Company prior to December 31, 2008. The total potential bonus under this provision of the plan is $0.4 million. As the Company received the positive opinion from the CHMP on November 17, 2008, it recorded $0.4 million of compensation expense ratably over the last 2 quarters of fiscal 2008. This bonus was paid out as of December 31, 2008. All benefits payable to the executive officers under this retention and bonus plan are in addition to severance benefits in accordance with their respective employment agreements.

On December 11, 2008, the Company’s Board also approved the adoption of a plan for certain of its specified executive officers (applicable to executive officers other than CEO and CFO) primarily providing for a cash bonus payable in connection with the filing of an amended NDA with the U.S. FDA for mifamurtide on or prior to March 31, 2009. Under the terms of this plan, upon the earlier of (i) the filing of an NDA amendment with the FDA for mifamurtide prior to March 31, 2009 or (ii) a change of control of the Company prior to March 31, 2009, a lump sum cash bonus payment will be payable to certain of the Company’s specified executive officers, provided such executive officer is an employee of the Company immediately prior to the closing of such change of control or filing of such NDA amendment. This cash payment would have been in addition to any payment the specified executive officer is entitled to under such officer’s employment agreement or any other compensation arrangement. The Company may pay a total of $0.2 million in connection with this plan. As the Company has placed the U.S. mifamurtide NDA amendment submission on hold until it completes its review of strategic alternatives available to the Company, this milestone was not achieved. As such, no expenses were recorded related to this bonus in 2008 or 2009.

In addition, on December 11, 2008, the Company’s Board adopted a plan for certain of its specified executive officers providing for a cash bonus payable in connection with closing of an acquisition of the Company. Under this compensation plan, upon the closing of a change of control of the Company on or prior to June 30, 2009, a lump sum cash bonus payment will be payable to those specified executive officers, provided such executive officer is an employee of the Company immediately prior to the closing of such change of control. This cash payment would be in addition to any payment to which the specified executive officer is entitled to under such officer’s employment agreement or any other compensation arrangement. The Company may pay a total of $0.7 million in connection with this plan and any expense related to this bonus plan will be recorded upon the closing of a change of control of the Company.

Retention bonuses based on continuous service and stock-based compensation related to restricted stock awards are recorded ratably over the requisite service or vesting periods, with immediate recognition of the remaining expenses if payment or vesting is accelerated upon the occurrence of specified events. Payments triggered by performance conditions will be recorded over the implicit service period if achievement is probable, or otherwise when the specified event occurs. Severance payments will be recorded upon separation. For the year ended December 31, 2008, the Company recorded $1.0 million in cash compensation expense associated with retention and milestone bonuses and $1.0 million in stock compensation expense in relation to the stock awards.

In addition to the employee retention bonus programs described above, on December 11, 2008, the Company’s Board of Directors also approved final bonus payments to be made to certain of its executive officers based upon the achievement of corporate goals in 2008. Executive officers were eligible to receive a percentage of their target bonus which ranged from 25% to 50% of their current annual base salary. The Company’s Board concluded that the Company had performed at 70% against its 2008 corporate goals and therefore each executive officer eligible to receive such bonus was entitled to 70% of his bonus target. The Company recorded compensation expense and paid $0.4 million in connection with these bonuses in 2008.

13.	Related Party Transactions

As discussed in Note 5, in July 1999 and 2001, the Company entered into an agreement with sanofi-aventis. The Company has recorded $2,401,000, $14,246,000 and $11,147,000 of revenues from sanofi-aventis for the years

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Related Party Transactions — (Continued)

ended December 31, 2008, 2007 and 2006, respectively. Sanofi-aventis has been a shareholder of IDM Pharma since January 2000. As of December 31, 2008, sanofi-aventis owned approximately 4.6% of the Company’s common stock and is no longer a related party.

As discussed in Note 5, in 1993, 2000 and 2001, the Company entered into agreements with Medarex. Medarex has been a shareholder of the Company since 1991 and has had a representative on the Company’s Board of Directors since June 2000. As of December 31, 2008, Medarex owned approximately 10.4% of the Company’s common stock. The expenses related to the various Medarex agreements recorded by the Company were negligible in 2008, 2007 and 2006.

14.	Recent Accounting Pronouncements

In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements. EITF No. 07-1 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements to jointly develop, manufacture, distribute and market a product whereby the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for fiscal years beginning after December 31, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative agreements existing as of the effective date. The adoption of EITF No. 07-1 will not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. These standards will significantly change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141(R) requires companies to recognize all the assets acquired and liabilities assumed in a business combination and establishes the acquisition-date fair value as the measurement objective, including capitalizing at the acquisition date the fair value of acquired in-process research and development, and re-measuring and writing down these assets, if necessary, in subsequent periods during their development. SFAS No. 141(R) will also impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration), exclude transaction costs from acquisition accounting, and change accounting practices for acquired contingencies, acquisition-related restructuring costs, indemnification assets, and tax benefits. SFAS No. 141(R) and SFAS No. 160 will be applied prospectively for business combinations that occur on or after January 1, 2009, except that presentation and disclosure requirements of SFAS No. 160 regarding noncontrolling interests shall be applied retrospectively. The Company will adopt SFAS No. 141(R) and SFAS No. 160 as of January 1, 2009, as required, which will be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which the cost of a recognized intangible asset is amortized under SFAS No. 142, Goodwill and Other Intangible Assets. The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, Business Combinations. The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The Company is evaluating the impact of the FSP on our results of operations, financial condition or liquidity.

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Recent Accounting Pronouncements — (Continued)

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

15.	Unaudited quarterly financial information

In 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”). In the fourth quarter of 2007, the Company reduced retained earnings by $1,194,000 for the cumulative effect, as of January 1, 2007, of adopting FIN 48 and recorded $425,000 of income tax expense for changes in unrecognized tax benefits during 2007. The following table presents the unaudited quarterly financial information for the eight quarters ended December 31, 2008 and a comparison between the results previously reported and the amended amounts for each of the first three quarters in 2007 to reflect the effect of adoption of FIN 48.

The Company believes this information reflects all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of such information in accordance with accounting principles generally accepted in the U.S. The results for any quarter are not necessarily indicative of results for any future period (in millions, except per share data).

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2008
Revenues	$2.4	$0.1	$0.4	$0.3
Loss from operations	(6.8)	(1.0)	(4.6)	(3.5)
Net loss	(12.1)	(0.4)	(4.2)	(1.9)
Basic and diluted net loss per share	(0.48)	(0.02)	(0.17)	(0.07)

IDM PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Unaudited quarterly financial information — (Continued)

	1st
	Quarter	1st Quarter	2nd Quarter	2nd Quarter	3rd Quarter	3rd Quarter
	As Filed	As Amended	As Filed	As Amended	As Filed	As Amended	4th Quarter

2007(a)
Revenues	$2.8	$2.8	$3.1	$3.1	$3.1	$3.1	$5.6
Loss from operations	(5.5)	(5.5)	(6.2)	(6.2)	(6.0)	(6.0)	(3.6)
Income tax	0.1	—	—	(0.1)	—	(0.1)	(0.1)
Net loss	(5.9)	(6.0)	(5.7)	(5.8)	(3.8)	(3.9)	(2.7)
Basic and diluted net loss per share(b)	(0.38)	(0.39)	(0.31)	(0.32)	(0.15)	(0.15)	(0.11)
Balance Sheet Amounts:(a)
Other non-current liabilities	$0.5	$1.7	$0.5	$1.7	$0.5	$1.7	$1.4
Total liabilities	16.2	17.5	19.1	20.5	17.0	18.5	14.0
Accumulated deficit	184.4	185.7	190.1	191.5	193.9	195.4	198.1
Total stockholder’s equity	16.1	14.8	31.7	30.3	29.4	27.9	26.0
Total liabilities and stockholders’ equity	32.2	32.2	50.8	50.8	46.4	46.4	40.0

(a)	The operating results and balance sheet amounts for the quarters ended March 31, June 30 and September 30, 2007 have been adjusted to properly reflect the adoption of FIN 48. The adjustment was to increase the tax provision for unrecognized tax benefits (including related interest and penalties) in the amount of $0.1 million for each of the quarters, and to record a liability for unrecognized tax benefits (including interests and penalties) of $1.3 million, $1.4 million and $1.5 million at the end of each respective quarters.

(b)	The sum of the four quarters will not agree to the annual total due to rounding within the quarter.