Form 10-K/A
period 2008-12-31
IDM PHARMA, INC.
filed 2009-04-30
CIK 822206

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
None
   Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
   Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
   Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
   The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, was 25,273,935 as of April 1, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
   None.

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

EXPLANATORY STATEMENT
     This Form 10-K/A is being filed as Amendment No. 1 to the Annual Report on Form 10-K of IDM Pharma, Inc. for the fiscal year ended December 31, 2008, originally filed on March 31, 2009 (the “Original Filing”). We are filing this Amendment No. 1 to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2008. In addition, in connection with the filing of this Amendment No. 1 and pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we are including with this Amendment No. 1 certain currently dated certifications.
     Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Current Directors And Executive Officers
Set forth below are the name, age and position of each executive officer and director of IDM Pharma as of April 1, 2009.

		Principal Occupation/
Name	Age	Position Held With the Company
Timothy P. Walbert	42	President, Chief Executive Officer and Director
Robert J. De Vaere	51	Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary
Timothy C. Melkus	49	Senior Vice President, Business Development and Operations
Jeffrey W. Sherman, M.D.	54	Senior Vice President, Research and Development, Chief Medical Officer
Michael G. Grey	56	Non-Executive Chair and Director
Robert Beck, M.D.	55	Director
John P. McKearn, Ph.D.	55	Director
Gregory J. Tibbitts	42	Director
     Mr. Walbert has served as our President and Chief Executive Officer since May 2007, and as a member of the Board since July 2007, and in addition, currently serves as the President and Chief Executive Officer of Horizon Therapeutics, Inc., a privately held biopharmaceutical company. Prior to joining IDM Pharma, Mr. Walbert was with NeoPharm, Inc., a biopharmaceutical company, from January 2006 until May 2007 where he was Executive Vice President, Commercial Operations. Prior to NeoPharm, Inc., Mr. Walbert was at Abbott Laboratories, a pharmaceutical company, from June 2001 to August 2005 where he served as Divisional Vice President and General Manager of Abbott Immunology and Divisional Vice President of Global Cardiovascular Marketing. Mr. Walbert was responsible for Abbott’s Immunology franchise and under his leadership, Abbott Immunology successfully obtained approval, launched and commercialized HUMIRA® for the treatment of rheumatoid arthritis and built a successful life cycle management plan in the United States, Europe and other countries. From April 1998 to June 2001, Mr. Walbert served as Director, Celebrex North America, Arthritis Team Leader, Asia Pacific, Latin America and Canada and Team Leader, Associate Director and Senior Product Manager and Product Manager, Arthrotec/Cytotec at G.D. Searle and, after its acquisition, Pharmacia Corporation, each a pharmaceutical company. From August 1997 to April 1998, Mr. Walbert was manager, market integration at Merck & Co., Inc, a pharmaceutical company. From February 1995 to August 1997, Mr. Walbert was in product management and sales roles at G.D. Searle and Co. Mr. Walbert also was a Territory Manager with Wyeth, a pharmaceutical company, from September 1991 to February 1995. Mr. Walbert earned a Bachelor of Arts degree in business from Muhlenberg College in Allentown, Pennsylvania.

     Mr. De Vaere has served as our Senior Vice President, Finance and Administration and Chief Financial Officer since May 2007 and in addition, currently serves as the Executive Vice President and Chief Financial Officer of Horizon Therapeutics, Inc., a privately held biopharmaceutical company. He previously served as our Vice President, Finance and Chief Financial Officer from May 2000 to March 2006, and was our Vice President, Finance and Administration from December 2001 to March 2006. From August 2006 to April 2007, Mr. De Vaere was Chief Financial Officer of Nexa Orthopedics, a medical device manufacturer. Prior to joining us in May 2000, Mr. De Vaere was with Vista Medical Technologies, Inc., a medical device company, from January 1996 to 2001, where he served as Vice President of Finance and Administration and Chief Financial Officer. Prior to his employment with Vista, he was Director of Finance and Business Management for Kaiser Electro-Optics from April 1993 to January 1996 and Controller for Kaiser Rollmet, an aerospace company, from January 1991 to April 1993. In 1980, Mr. De Vaere received a Bachelor of Science degree from the University of California, Los Angeles.
     Mr. Melkus joined IDM Pharma as Vice President, Business Development and Operations in July 2007 and was named Senior Vice President, Business Development and Operations in December 2007. Prior to joining IDM Pharma, Mr. Melkus was with NeoPharm, Inc., a biopharmaceutical company, from November 2006 until June 2007 where he served as Vice President, Business Development. Prior to NeoPharm, Mr. Melkus served as an Executive Consultant from January 1999 until November 2006, advising a number of clients on business planning, strategy and operational issues. From October 1995 until December 1998, Mr. Melkus served as Vice President, VIHMS Commercialization where he was responsible for Sales, Marketing, Business Development and Intellectual Property for the innovative health care services business of Monsanto. From October 1983 through September 1995, Mr. Melkus held various positions at G.D. Searle and Co., a pharmaceutical company, including Corporate Financial Analyst, U.S. Operations Field Analyst, Manager, Financial Analysis, Assistant Controller, U.S. Pharmaceutical Operations, Foreign Exchange and Investment Manager, and Associated Director, U.S. Business Development. Mr. Melkus earned a Masters in Business Administration from the J. L. Kellogg Graduate School of Management and earned a Bachelor of Science degree, with honors, from Northwestern University.
     Dr. Sherman has served as Chief Medical Officer and Senior Vice President Research & Development at IDM Pharma since August 2007. Before joining IDM Pharma, Dr. Sherman was Vice President of Clinical Science at Takeda Global Research and Development Center, Inc., a pharmaceutical research and development center, from June 2007 to August 2007. Prior to Takeda, he served as Chief Medical Officer and Executive Vice President at NeoPharm, Inc., a biopharmaceutical company, from September 2000 to June 2007. Dr. Sherman held various positions in Clinical Research and Development at G.D. Searle and Co. and, after its acquisition, Pharmacia Corporation, each a pharmaceutical company, including Director, Senior Director, and Executive Director of Clinical Research, for a variety of therapeutic areas, including infectious diseases, women’s health, sleep, central nervous system, and oncology from October 1992 to January 2000. He also served as Head, Oncology Global Medical Operations from January 2000 to August 2000. Prior to joining Searle/Pharmacia, Dr. Sherman worked at Bristol-Myers Squibb Company, a pharmaceutical company, in Clinical Pharmacology and Clinical Research from April 1988 to October 1992. Dr. Sherman received his medical degree from The Chicago Medical School. He completed an internship and residency in internal medicine at Northwestern University, where he also served as chief medical resident. Additionally, he completed fellowship training at the University of California-San Francisco (UCSF) and was a research associate at the Howard Hughes Medical Institute at UCSF. Dr. Sherman is an Adjunct Assistant Professor of Medicine at the Northwestern University Feinberg School of Medicine and a member of several professional societies as well as a Diplomat of the National Board of Medical Examiners and the American Board of Internal Medicine. Dr. Sherman is currently President-Elect and a board member of the Drug Information Association (DIA) and chairperson of the 2008 DIA Annual Meeting.
     Mr. Grey has served as our director since July 1999 and since December 2007, as our Non-Executive Chairman of the Board. Since January 1, 2009, he has served as President and Chief Executive Officer of Auspex Pharmaceuticals, Inc., a privately held biotechnology company. Prior to Auspex, Mr. Grey served as President and Chief Executive Officer of SGX Pharmaceuticals, Inc., a biotechnology company, from January 2005 until August 2008 and previously served as President from June 2003 to January 2005 and as Chief Business Officer from April 2001 until June 2003. Between January 1999 and April 2001, he served as President and Chief Executive Officer of Trega Biosciences, Inc., a biotechnology company. Prior to joining Trega, Mr. Grey served as President of BioChem Therapeutics, Inc., a division of BioChem Pharma, Inc., a pharmaceutical company, from November 1994 to August 1998. During 1994, Mr. Grey served as President and Chief Operating Officer of Ansan, Inc., a biopharmaceutical company. From 1974 to 1993, Mr. Grey served in various roles with Glaxo, Inc. and Glaxo Holdings, plc, a pharmaceutical company, culminating in his position as Vice President, Corporate Development. Mr. Grey serves on the Board of Directors of Achillion Pharmaceuticals, Inc. and BioMarin Pharmaceuticals, Inc. Mr. Grey received a B.Sc. degree in chemistry from the University of Nottingham, United Kingdom.

     Dr. Beck has served as our director since August 2005. He has been the Senior Vice President and Chief Academic Officer of the Fox Chase Cancer Center since September 2007. From September 2001 through August 2007 he was the Vice President and Chief Information Officer at Fox Chase, and has served as a senior faculty member in the Population Science Department since July 2003. From October 1992 to August 2001 he served as a director for the Houston Academy of Medicine — Texas Medical Center Library, where he was the Chair from July 1998 to August 1999 and Interim Executive Director from August 1999 to August 2001. From August 1992 to September 2001, Dr. Beck served as a Professor of Pathology with the Baylor College of Medicine, where he also served as a Professor of Family and Community Medicine from July 1997 to September 2001, Vice President for Information Research and Planning from July 2000 to September 2001 and Vice President for Information Technology from August 1992 to June 2000. Since July 1999, Dr. Beck has served as an Adjunct Professor of Health Informatics with the University of Texas — Houston Health Science Center. Since March 2000, Dr. Beck has served as a director for RosettaMed, a start-up company based in Houston developing automated patient data entry forms and devices. From July 1997 to June 2000, Dr. Beck served as a director for VidiMedix Corporation, a start-up telemedicine company that was acquired by e-MedSoft.com in June 2000. In 1974, Dr. Beck received a Bachelor’s degree in mathematics from Dartmouth College. In 1978, Dr. Beck received a Medical degree from Johns Hopkins University.
     Dr. McKearn has served as our director since April 2000. Dr. McKearn joined RiverVest Venture Partners, LLC, a venture capital firm, as a Venture Partner in April 2008 and has served as the owner and President of Pennyhead, LLC, a pharmaceutical and biotechnology consulting firm, since September 2007. From January 2007 to August 2007, Dr. McKearn served as an advisor to Kalypsys, Inc., a privately held biotechnology company, where he served as Chief Executive Officer from June 2005 to December 2006. He also served as President and Chief Scientific Officer at Kalypsys from August 2004 to June 2005 and Chief Scientific Officer from July 2003 to August 2004. In addition, Dr. McKearn was a member of the Board of Directors of Kalypsys from July 2003 to December 2006. Prior to that, he was with Pharmacia Corporation, formerly G.D. Searle and Co., a pharmaceutical company, from 1987 to 2003. From August 2000 until June 2003, he served as Senior Vice President, Pharmacia Discovery Research, responsible for worldwide research activities. Prior to that he served as Vice President, Searle Discovery Research from 1999 to 2000, Executive Director of Oncology from 1995 to 1999, and directed all arthritis, inflammation and oncology research from 1987 to 1995. Dr. McKearn was a Senior Scientist at E.I. DuPont de Nemours and Company, a pharmaceutical company, from 1985 to 1987 and a member of the Basel Institute for Immunology from 1982 to 1985. Dr. McKearn received a Bachelor’s degree in biology from Northern Illinois University and a Ph.D. in Immunology from the University of Chicago.
     Mr. Tibbitts has served as our director since April 2008. Since August 2008 he has served as the interim Chief Financial Officer of Alsius Corporation, a medical device company. From July 2004 until May 2008, Mr. Tibbits served as Vice President, Finance and Chief Financial Officer of Cryocor, Inc., a medical technology company. From April 2000 to June 2004, he held various positions including Chief Financial Officer with Elitra Pharmaceuticals Inc., a biotechnology company. From December 1996 to March 2000, Mr. Tibbitts was a senior manager in the audit department of Ernst & Young LLP, an accounting firm, specializing in the biotechnology, medical device and other high technology industries. He also worked with Ernst & Young LLP from September 1989 to April 1993 before joining the mortgage banking division of ITT Financial, a financial services company, as Controller. Mr. Tibbitts received a B.A. degree in business administration from the University of San Diego and a Master of Business Administration degree in finance from San Diego State University. He is a Certified Public Accountant in the State of California.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports in changes in ownership of our common stock and other of our equity securities. Specific due dates for these reports have been established, and we are required to disclose any failure to file by these dates during 2008. Our officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file.
     To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2008, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.
Code Of Business Conduct and Ethics
     On December 9, 2003, we adopted a Code of Business Conduct and Ethics applicable to all of our officers, directors and employees. If we make any substantive amendments to the Code of Business Conduct or grant any waiver from a provision of the code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website at www.idm-pharma.com.

Audit Committee Members and Financial Expert
     Our Board of Directors currently has an Audit Committee that oversees our corporate accounting and financial reporting process. The Audit Committee is currently comprised of three Board members: Dr. Beck, and Messrs. Grey and Tibbitts. Mr. Tibbits currently chairs the Audit Committee. The Board has determined that all members of our Audit Committee are independent, as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the Nasdaq listing standards. The Board has also determined that Mr. Tibbitts qualifies as an audit committee financial expert, as defined in applicable SEC rules. The charter for the Audit Committee can be found on our corporate website at www.idm-pharma.com.
Item 11. Executive Compensation
Compensation Discussion And Analysis
     This section discusses the principles underlying our executive compensation decisions and the most important factors relevant to an analysis of these decisions. We are providing this information regarding the manner and context in which compensation is awarded to and earned by our executive officers to place in perspective the data presented in the tables and other quantitative information that follows this section.
Executive compensation philosophy and objectives
     The Compensation Committee of our Board of Directors is responsible for establishing, implementing and overseeing our executive compensation and benefit policies, including our 2000 Stock Plan, as amended, which we refer to as the 2000 Plan. The compensation of our executive officers is designed to attract executives with the ability, skills and commitment necessary for IDM Pharma to achieve its strategic goals, to reward those individuals adequately and fairly over time, and to retain those individuals who continue to perform at or above our expectations. The Compensation Committee’s overall objective is to make compensation decisions that motivate and reward achievement of the Company’s business objectives, particularly focused on the objective of obtaining European marketing approval of our lead product candidate, MEPACT (mifamurtide), for the treatment of osteosarcoma, and disciplined management of our financial resources. Our executive officers’ compensation has four primary components — base salary, discretionary cash bonuses, either based on annual achievement of target objectives or achievement of a specific performance milestone or strategic objective, cash retention and bonus plans based on timely achievement of performance milestones or strategic objectives and long-term incentive compensation primarily in the form of stock options and restricted stock awards. In addition, our executive officers are provided with benefits that are generally available to all of our salaried employees.
     Our Compensation Committee views the four components of our executive compensation as related but distinct. Although our Compensation Committee does consider total compensation, we do not believe that significant compensation of one type should necessarily negate or reduce other types of compensation because each component of compensation serves a purpose in rewarding and motivating our executives. Our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid-out compensation, between cash and non-cash compensation, or among different forms of compensation. This is due in part to the small size of our executive team and the need to tailor each executive officer’s award to attract and retain that executive officer. Our Compensation Committee determines the appropriate level for each compensation component based in part, but not exclusively, on our Company view of internal equity and consistency, individual performance and other information the Compensation Committee deems relevant, such as compensation survey data from Radford and compensation data of comparable companies, including Dendreon, Cell Genesys, Avax Technologies, Antigenics and Micromet.
Primary components of executive compensation
     As described above, the aggregate compensation paid to our executive officers is comprised of four primary components: base salary, discretionary cash bonuses, cash retention and bonus plans and long-term incentive compensation primarily in the form of stock options and restricted stock awards. Each component is described below in more detail.
     Base salary. Our Compensation Committee fixes the base salary of each of our executive officers at a level it believes enables us to hire and retain these individuals and reward our executive officers for satisfactory individual performance and a satisfactory level of contribution to our overall business goals. In determining the base salaries of our executive officers, the Compensation Committee also takes into account the base salaries paid to executives of other companies with which we believe we compete for talent, including companies of similar size and stage of development in the biotechnology industry, as well as other private and public companies located in our geographical location and which take part in annual compensation surveys. The base salary of each of our executive officers was initially established under employment agreements with those executive officers that took these factors into account. We originally entered into an employment agreement with Dr. Mills in connection with a business combination completed in August 2005, although Dr. Mills’ employment agreement was terminated in 2008 as part of her separation from the Company. We entered into employment agreements with Mr. Walbert and Mr. De Vaere in May 2007, with Dr. Sherman in July 2007 and Mr. Melkus in December 2007. The employment agreement with Mr. De Vaere was amended in October 2008 to reflect the reduced time Mr. De Vaere was required to commit to IDM Pharma as its Chief Financial Officer. The employment agreements for Messrs. Walbert, Melkus and Dr. Sherman were amended and restated in December 2008 to, primarily, comply with requirements pursuant to Section 409A of the Internal Revenue Code, as amended, or the Code. For newly hired executive officers, the base salary would be initially established through negotiation at the time the executive officer is hired, taking into account the executive officer’s qualifications, experience, prior salary and competitive salary information and any particular circumstance that motivated the executive officer to leave his or her prior position and join IDM Pharma. Year-to-year adjustments to each executive officer’s base salary, if any, are based upon individual performance for that year, changes in the general level of base salaries of persons in comparable positions within our industry and geographical location, and the average merit salary increase for such year for all of our employees, as well as other factors the Compensation Committee judges to be pertinent during that assessment period. Generally, the salaries for our executive officers are adjusted effective in the last quarter of each year or the first quarter of the following year. When reviewing executive compensation and making executive hiring decisions, the Compensation Committee takes into account publicly available data relating to the compensation practices and policies of other companies within and outside of our industry as well as input from other sources, including input from other independent members of our Board of Directors. The Compensation Committee has in the past engaged compensation consultants to provide information for use in establishing or revising executive compensation and may do so in the future, but did not use a compensation consultant to establish compensation for 2008. Our Compensation Committee realizes that benchmarking the Company’s compensation against the compensation earned at comparable companies may not always be appropriate, but believes that comparison of the Company’s compensation practices is useful because it defines the competitive environment for hiring and retaining executive officers that the Company faces.
     Discretionary cash bonuses. Although the employment agreements with our executive officers established target bonus amounts for any fiscal year, the annual cash bonus payments to our executive officers were entirely discretionary for 2008 and are also discretionary for any subsequent year. We use annual incentive bonuses to compensate our executive officers for achieving Company financial and operational goals. These objectives relate generally to Company-wide goals and performance objectives and other strategic factors including progress on development and regulatory objectives with regard to our product development candidates, particularly MEPACT, financial objectives such as raising capital and managing our existing resources and strategic business development or corporate development objectives. Our Compensation Committee believes that it is most appropriate and meaningful at this point in the life cycle of the Company to determine discretionary cash bonus amounts, if any, of our Chief Executive Officer based in part upon performance and achievement of Company-wide goals as a whole, as well as the Chief Executive Officer’s performance against specific business development or corporate development transactions. Our Compensation Committee also bases its determination of discretionary cash bonus amounts, if any, to our executive officers other than our Chief Executive Officer, on our management team’s performance and achievement of Company-wide goals as a whole, performance against specific business development or corporate development transactions, as well as achievement of individual objectives that focus on the executive officer’s operational responsibilities. Bonus payment recommendations for executive officers are initiated by the Chief Executive Officer and submitted to the Compensation Committee for review.
     Cash retention and bonus plans. In consideration of the Company’s focus on specific development and regulatory objectives with regard to MEPACT and its exploration of strategic alternatives, the Compensation Committee, in 2008, approved various cash retention and bonus programs for the executive officers of the Company. We used these retention and bonus programs in 2008 to provide our executive officers with cash incentives for the achievement of regulatory approval for MEPACT by the EMEA and the filing of an amended NDA related to mifamurtide in the U.S. with the FDA within specific timeframes determined by the Compensation Committee and our Board. These retention plans also addressed the need to provide incentives for our executive officers to continue working with us through the closing of any strategic transaction that would result in a change of control of IDM Pharma and provide for cash payments in the event a change of control transaction is completed and our executive officers’ employment is terminated in connection with such a transaction. These cash incentives are earned only upon timely achievement of the specified objective or change of control conditions and otherwise expire if the objective or conditions are not met by a certain date. These plans provide added incentive for our executive officers to focus on and achieve milestones which our Board has established and which we believe are in the best interests of our stockholders and also takes into account our cash resources available to fund our operations through such dates. The Compensation Committee considers the terms and participants in each retention plan subjectively, considering factors such as the anticipated contribution of the executive officer to the attainment of the specified objective or strategic transaction.

     Long-term equity incentive awards. We primarily use stock options and restricted stock awards to reward long-term performance. Our grant of stock options and restricted stock awards is intended to produce significant value for each executive officer if our performance is outstanding and if the executive officer stays with the Company. To conserve our cash resources, we place special emphasis on equity-based incentives to attract, retain and motivate executive officers as well as other employees. The Compensation Committee provides our executive officers with long-term incentive compensation through grants of stock options and restricted stock awards, generally under the 2000 Plan. We believe that stock options provide our executive officers with the opportunity to purchase and maintain an equity interest in IDM Pharma and to share in the appreciation of the value of our common stock. We believe that stock options align employee incentives with the interests of our stockholders because options have value only if our stock price increases over time. The stock options also utilize vesting periods, generally daily vesting over a four-year period following the date of grant for existing employees, that encourage executive officers to continue their employment with us. We also use stock awards, primarily in the form of deferred issuance restricted stock awards, as additional incentive for our executive officers. These stock awards may vest over a period of time, or earlier upon achievement of a significant corporate objective or event, as was the case with the stock awards granted to our executive officers in January 2008. They may also vest only upon achievement of a significant corporate objective or event and otherwise expire if the objective or event is not met by a certain date, as is the case with the stock awards granted to our executive officers in April 2008. This provides added incentive for our executive officers to focus on and achieve milestones which our Board has established and which we believe are in the best interests of our stockholders. The Compensation Committee considers the grant of each option or other stock award subjectively, considering factors such as the individual performance of the executive officer and the anticipated contribution of the executive officer to the attainment of our long-term strategic performance goals. Long-term incentives granted in prior years are also taken into consideration. Grants are made to all employees when hired based on salary level and position. All employees, including executive officers, are eligible for subsequent, discretionary grants, which are generally based on either individual or corporate performance as well as position within the Company. All of the stock option grants made to our executive officers in 2008 and to date in 2009 were made at the fair market value of our common stock on the grant date, determined by the closing market value of our common stock as reported on The Nasdaq Global Market on the date of grant. We do not have any program, plan or obligation that requires us to grant equity compensation to any executive officers on specified dates. The authority to make equity grants to executive officers rests with our Board of Directors, on recommendation from the Compensation Committee, although, as noted above, the Compensation Committee does consider the recommendations of our Chief Executive Officer in setting the compensation of our other executive officers.
Severance benefits
     Each of Messrs. Walbert, De Vaere, Melkus and Dr. Sherman has a provision in his employment agreement providing for certain severance benefits, including accelerated vesting of certain stock awards, in the event of termination of the executive officer’s employment without cause or the executive officer’s resignation of employment with good reason. These severance provisions are described in the “Employment, Change of Control and Severance Agreements” section below, and certain estimates of these change of control benefits are provided in “Potential Payments Upon Termination or Change of Control” section below.
Other benefits
     Our executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life and disability insurance and our 401(k) plan, in each case on the same basis as our other employees. Except for Mr. Walbert, who was provided with temporary living expenses of $4,500 per month for the first six months of 2008, there were no special benefits or significant perquisites provided to any executive officer in 2008.
Material tax and accounting implications of executive compensation policies
     We account for the equity compensation expense for our employees under the rules of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” as interpreted by SEC Staff Accounting Bulletin No. 110, “FAS 123(R),” which requires us to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued. Unless and until we achieve sustained profitability, the availability to us of a tax deduction for compensation expense is not material to our financial position. We structure discretionary cash bonus compensation so that it is taxable to our employees at the time it becomes available to them. Federal income tax law prohibits publicly held companies from deducting certain compensation paid to a named executive officer that exceeds $1 million during the tax year. To the extent that compensation is based upon the attainment of performance goals set by the Compensation Committee pursuant to plans approved by our stockholders, the compensation is not included in the computation of this limit. Although the Compensation Committee intends, to the extent feasible and where it believes it is in the best interests of the Company and our stockholders, to attempt to qualify executive compensation as tax deductible, it does not intend to permit this tax provision to dictate the Compensation Committee’s development and execution of effective compensation plans.

Executive compensation review process
     Our Compensation Committee currently performs an annual review of our executive officers’ cash compensation and share and equity incentive holdings to determine whether they provide adequate incentives and motivation to our executive officers and whether they adequately compensate our executive officers relative to comparable executive officers in other companies. Compensation Committee meetings have sometimes included, for all or a portion of each meeting, not only the committee members but also formerly our Executive Chair and our Chief Executive Officer. For compensation decisions relating to executive officers (other than our Chief Executive Officer) including decisions regarding the grant of equity compensation, the Compensation Committee typically considers the recommendations of our Chief Executive Officer. The charter for our Compensation Committee provides for the Compensation Committee to evaluate the performance of the Chief Executive Officer and other executive officers in light of relevant corporate performance goals and objectives and to recommend to the Board for determination and approval the compensation of the Company’s Chief Executive Officer and other executive officers. Our Compensation Committee has authority under its charter to administer the Company’s stock plans and recommends grants and awards under those plans to the Board of Directors.
2008 Executive compensation decisions
     December 2007 and March 2008 Compensation Committee meetings. Our Compensation Committee reviewed compensation matters in December 2007, at which time, and in consideration of the Company’s decision to restructure and seek strategic alternatives available to it, the Compensation Committee approved a retention program for certain key, non-executive employees, and made a recommendation to the Board regarding a retention plan for the executive officers of the Company, and the Compensation Committee postponed its annual compensation review for 2007. The Board approved the recommendations of the Compensation Committee regarding a retention plan for the executive officers of the Company in January 2008. Under the terms of the retention plan, if a specified executive officer was terminated without cause prior to August 31, 2008 (8 months), the executive officer would have been entitled to receive a lump sum cash payment equal to his base salary, less standard deductions and withholding, for the period from the date of termination through August 31, 2008. No such compensation was awarded in connection with this aspect of the retention program as none of the executives were terminated without cause before August 31, 2008. We would have also had to pay a bonus to our executives upon a change of control of the Company or a financing of at least $7,000,000 in gross proceeds to the Company. The aggregate bonus that could have been earned by our executives was $0.6 million, which was in addition to severance benefits in accordance with the executives’ employment agreements. This amount was subsequently reduced to $0.4 million in October 2008 following our Chief Financial Officer’s decision to begin serving on a part-time basis and the Board’s determination to reduce certain compensation and benefits for which the Chief Financial Officer was eligible based on his part-time employment. As a change in control or a financing did not occur by December 31, 2008, this bonus was not earned. The Compensation Committee also recommended, and the Board approved, the grant of deferred issuance restricted stock units for 135,000 shares to Mr. Walbert, 60,000 shares to Mr. De Vaere, 30,000 shares to Dr. Sherman and 25,000 shares to Mr. Melkus. The shares had a total grant date fair value of $0.2 million on January 10, 2008, vested over one year from December 20, 2007 and will be issued upon the earlier of (a) the 60-month anniversary of the date of grant, (b) the specified executive officer’s termination without cause, or (c) the executive’s death or disability. Vesting of these restricted stock awards would have accelerated if a change in control occurred or if the executive was terminated without cause. All of these awards are vested as of the date of this report. In approving the retention programs for its employees, the Board and the Compensation Committee intended to provide appropriate incentives for the Company’s employees to remain with the Company through a time period that is critical to the Company’s ability to attain its regulatory objectives with regard to MEPACT and to potentially facilitate the achievement of a strategic transaction involving the Company.
     At a meeting held in March 2008, the Compensation Committee performed a review of our executive officer’s cash compensation and share and option holdings in order to recommend to the Board the compensation for our executive officers for 2008. After completing its review, our Compensation Committee took the following compensation actions at this meeting:
•	2008 base salaries: In arriving at its recommendations regarding base salaries, the Compensation Committee reviewed the Company’s executive officers’ compensation relative to the 50th percentile in base salaries for comparable positions at comparable companies, according to the Radford Survey, as well as reviewing base salaries paid to executive officers at peer biotechnology companies which compete in the oncology and/or immunotherapy sector. Following its review, in order to bring the base salaries of the Company’s executive officers (in the context of overall compensation to executive officers) in line with the comparable measures described above, the Compensation Committee recommended to the Board an increase of $20,000, or 5.1%, in Mr. Walbert’s base salary, an increase in Mr. De Vaere’s base salary of $11,000, or 2.6%, an increase in

Mr. Melkus’ bases salary of $15,000, or 6.8% and an increase in Dr. Sherman’s base salary of $11,000, or 2.6%. All of the recommended increases were to take effect on April 1, 2008. The Board ratified the recommendation of the Compensation Committee with regard to executive officer base salaries for 2008. The 2008 base salaries for our named executive officers are as follows:

	Jan-Mar 2008	Apr-Dec 2008
Executive Officer	Base Salary	Base Salary
Timothy P. Walbert, President and Chief Executive Officer	$390,000	$410,000
Robert J. De Vaere, Senior Vice President and Chief Financial Officer	$300,000	$311,000
Timothy C. Melkus, Senior Vice President, Business Development and Operations	$220,000	$235,000
Jeffrey W. Sherman, M.D., Senior Vice President, Research and Development, Chief Medical Officer	$300,000	$311,000
•	Equity compensation. The Compensation Committee also recommended, and the Board approved, the grant of performance or milestone based deferred issuance restricted stock units of 98,000 shares for Mr. Walbert, 54,000 shares for Mr. De Vaere, 43,000 shares for Dr. Sherman, and 43,000 shares for Mr. Melkus. The milestone based shares only vest upon achievement of the related performance objective. In reaching its decision to provide multiple stock grants to the Company’s executive officers as part of total compensation for 2008, the Board considered several factors. The initial stock grant was made in connection with a retention plan aimed at providing incentives to retain the services of the executive officers through August 2008 in order to assess alternatives available to the Company and potentially complete a strategic transaction during that time. The second stock grant was made to provide added incentive to the executive officers to achieve a specific milestone and the shares would only vest if the Committee for Human Medicinal Products (“CHMP”) issued a positive opinion with respect to MEPACT by December 31, 2008, provided that the vesting of the shares would be accelerated in connection with a change of control of the Company or termination without cause of the specified executive officer prior to the date the CHMP issues a positive opinion with respect to MEPACT or December 31, 2008. The Board also considered the number of shares included in prior grants to the executive officers, the current value and potential value of those shares, the number of shares awarded in stock grants to non-executive employees at the same time and with the same vesting terms, and the expense to the Company relative to other options available to it in making its decision to provide multiple stock grants, as well as survey data and equity compensation at comparable companies. In November 2008, the CHMP issued a positive opinion with respect to MEPACT and the milestone based deferred issuance restricted stock units related to that milestone vested in full.
     June 2008 Compensation Committee meeting. At a meeting held in June 2008, our Compensation Committee recommended and our Board approved an executive officer retention and bonus plan which included the following potential cash payments:
•	if an executive officer (other than the CEO, and following his decision to move to part-time status in October 2008, our CFO) eligible under the plan were terminated without cause after August 31, 2008 but prior to December 31, 2008, they would be entitled to receive a lump sum cash payment equal to such executive officer’s base salary, less standard deductions and withholding, for the period from the date of termination through December 31, 2008, which amounts equaled $103,667 for Mr. De Vaere (which was subsequently reduced to $0 following his decision to move to part-time status in October 2008), $103,667 for Dr. Sherman and $78,333 for Mr. Melkus. As none of the executives were terminated without cause before December 31, 2008, none of these bonuses were awarded;

•	our executive officers (other than our CEO, and following his decision to move to part-time status in October 2008, our CFO) were also eligible for a bonus under the retention and bonus plan upon the earlier of the filing of an amended NDA with the FDA for mifamurtide prior to December 31, 2008 or a change of control (as defined in the executive plan) prior to December 31, 2008. The bonus eligibility amounts were $103,667 for Mr. De Vaere (which was subsequently reduced to $0 following his decision to move to part-time status in October 2008), $103,667 for Dr. Sherman and $78,333 for Mr. Melkus. Because we did not file the amended NDA by December 31, 2008, this milestone was not achieved. As such, no such compensation was awarded related to this bonus; and

•	our executive officers were also eligible for a bonus under the retention and bonus plan upon the earlier of our receipt of a positive opinion for MEPACT from the CHMP of the EMEA prior to December 31, 2008, or a change of control prior to December 31, 2008. The bonus eligibility amounts were $136,667 for Mr. Walbert, $103,667 for Mr. De Vaere (which continued in effect following his decision to move to part-time status in October 2008), $103,667 for Dr. Sherman and $78,333 for Mr. Melkus. As we received the positive opinion from the CHMP on November 17, 2008, this bonus was paid out as of December 31, 2008. All benefits payable to the executive officers under this retention and bonus plan are in addition to severance benefits in accordance with their respective employment agreements.
     December 2008 Compensation Committee Meeting. On December 11, 2008, upon the recommendation of the Compensation Committee, our Board approved the following compensation actions:
•	Amended NDA filing bonus plan: in recognition of the fact that the Company would be unable to file the amended NDA by December 31, 2008 and that the bonuses related to such a filing approved at the June 2008 Compensation Committee and Board meetings would not be achieved, the Board adopted a revised version of the June 2008 retention and bonus plan for certain of our executive officers (applicable to executive officers other than our CEO and CFO) primarily providing for a cash bonus payable in connection with the filing of an amended NDA with the FDA for mifamurtide on or prior to March 31, 2009. Under the terms of this plan, upon the earlier of (i) the filing of an NDA amendment with the FDA for mifamurtide prior to March 31, 2009 or (ii) a change of control of the Company prior to March 31, 2009, a lump sum cash bonus payment would have been payable to certain of our specified executive officers, provided such executive officer was an employee of the Company immediately prior to the closing of such change of control or filing of such NDA amendment. These bonuses were $125,000 for Dr. Sherman and $50,000 for Mr. Melkus. This cash payment would have been in addition to any payment the specified executive officer is entitled to under such officer’s employment agreement or any other compensation arrangement. As we have placed the U.S. mifamurtide NDA amendment submission on hold until we complete our review of strategic alternatives available to the Company, this milestone was not achieved. As such, no compensation was awarded related to this bonus in 2008 or 2009;

•	2008 discretionary cash bonuses: In determining the 2008 discretionary cash bonus amounts for our executive officers, the Compensation Committee reviewed performance assessments and compensation recommendations made by our Chief Executive Officer. After completing its review, our Compensation Committee recommended and our Board of Directors approved final bonus payments to be made to certain of our executive officers based upon the achievement of target corporate goals in 2008, which goals included:
➢	completion of the shutdown of our Paris, France operations;

➢	receipt of a positive opinion for MEPACT from the CHMP of the EMEA on or before the 3rd quarter of 2008;
➢	completion of a strategic transaction on or before the 3rd quarter of 2008;
➢	raising additional capital (with a target of $7 million or greater) following the occurrence of a positive corporate event related to mifamurtide and/or the trading of our common stock above $3.00 per share;
➢	filing of an amended NDA with the FDA for mifamurtide in the 2nd half of 2008; and
➢	finishing 2008 with a cash balance of at least $10 million, taking into account the costs of obtaining a positive opinion for MEPACT from the CHMP and the filing of an amended NDA with the FDA.
Executive officers were eligible to receive a percentage of their target bonus which ranged from 25% to 50% of their current annual base salary. Our Board concluded that we had performed at 70% against our 2008 corporate goals and therefore each executive officer eligible to receive such bonus was entitled to 70% of his bonus target. The 2008 cash bonuses and stock awards for performance in 2008 for our named executive officers are reflected in the summary compensation table below.
•	2009 Transaction Bonus Plan: Our Board also adopted a plan for certain of our executive officers providing for a cash bonus payable in connection with closing of a change of control of the Company (the “2009 Transaction Bonus Plan”). Under this bonus plan, upon the closing of a change of control of the Company on or prior to June 30, 2009, a lump sum cash bonus payment will be payable to those specified executive officers, provided such executive officer is an employee of the Company immediately prior to the closing of such change of control. The bonus eligibility amounts are $300,000 for Mr. Walbert, $225,000 for Mr. De Vaere, $100,000 for Dr. Sherman and $75,000 for Mr. Melkus. This cash payment would be in addition to any payment to which the specified executive officer is entitled to under such officer’s employment agreement or any other compensation arrangement.

Compensation of former Vice President, Clinical Operations
     Bonnie Mills, Ph.D., became our Vice President, Clinical Operations upon the closing of the share exchange transaction between Epimmune Inc. and the shareholders of IDM S.A. (now referred to as IDM Pharma S.A., our wholly-owned subsidiary), completed on August 16, 2005, referred to as the Combination. Dr. Mills terminated service with the Company on June 2, 2008. In 2008, prior to her termination of service, Dr. Mills’ base salary was $244,400. Dr. Mills also received a discretionary cash bonus of $50,000 in 2007 related to performance in 2006, as approved by the Board. Under her employment agreement with the Company entered into in connection with the closing of the Combination in June 2005, Dr. Mills was entitled to severance benefits upon termination of her employment by the Company without cause or her resignation with good reason. These severance provisions are described in the “Employment, Change of Control and Severance Agreements” section below. On June 30, 2008, Dr. Mills and the Company entered into a letter agreement regarding the terms of her separation from the Company (the “Letter Agreement”) and continuation as an ongoing consultant to the Company. Under the terms of the Letter Agreement, Dr. Mills was entitled to the following payments from the Company: (i) severance payments consisting of nine months of her base salary in effect at the time of her resignation, less required deductions, paid in three installments over the period of six-months from the date of the Letter Agreement and (ii) COBRA health insurance premiums payable until the earlier of June 3, 2009 or the date upon which Dr. Mills becomes employed by another organization offering group health insurance coverage.
Summary Compensation Table
     The following table shows for fiscal years ended December 31, 2008, 2007 and 2006, compensation awarded to or paid to, or earned by, the Company’s Chief Executive Officer, Principal Financial and Accounting Officer and its three other most highly compensated executive officers at December 31, 2008 (including Dr. Mills who served as our Vice President, Clinical Operations until June 3, 2008) (the “Named Executive Officers”).

Summary Compensation Table for Fiscal 2008, 2007 and 2006

				Stock	Option
			Bonus ($)	Awards ($)	Awards ($)	All Other
Name		Salary ($)	(1)	(2)	(2)	Compensation $		Total ($)
(a)	Year	(b)	(c)	(d)	(e)	(f)		(g)
Mr. Timothy P. Walbert, President and Chief Executive Officer	2008	405,000	280,167	518,687	141,213	25,444	(3)	1,370,511
	2007	216,000	—	80,338	76,454	19,833	(3)	392,625
	2006	—	—	—	—	—		—

Mr. Robert J. De Vaere, Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary (4)	2008	264,192	190,747	270,427	146,173	7,320	(5)	878,859
	2007	186,923	—	41,892	95,707	5,919	(5)	330,441
	2006	84,224	141,000	79,385	—	113,218	(6)	417,827

Dr. Jeffrey W. Sherman, Senior Vice President, Research & Development and Chief Medical Officer	2008	308,250	179,862	157,709	31,162	7,404	(5)	684,387
	2007	117,692	—	5,530	9,118	2,804	(5)	135,144
	2006	—	—	—	—	—		—

Mr. Timothy C. Melkus, Senior Vice President, Business Development and Operations	2008	231,250	127,683	137,591	30,761	7,270	(5)	534,555
	2007	128,996	—	—	14,806	—		143,802
	2006	—	—	—	—	—		—

Dr. Bonnie Mills, Vice President, Clinical Operations (7)	2008	100,619	—	—	52,166	151,208	(8)	303,993
	2007	231,789	50,000	14,826	105,755	6,750	(5)	409,120
	2006	230,000	45,500	11,949	35,664	6,600	(5)	329,713

(1)	The Compensation Committee approved a bonus to the Company’s executives for 2006 performance in February 2007 upon the completion of the February 20, 2007 financing. 2008 bonus compensation includes bonuses earned in connection with the Company’s receipt of a positive opinion for MEPACT by the CHMP of the EMEA and bonuses for achieving 70% of the Company’s 2008 corporate goals, which were approved by the Compensation Committee in June 2008 and in December 2008, respectively.

(2)	Amounts are calculated utilizing the provisions of SFAS No. 123R, “Share-based Payments”. See Note 7 to the Consolidated Financial Statements for a discussion of the assumptions underlying valuation of our equity awards.

(3)	This amount represents reimbursement for temporary living expenses and life insurance premiums.

(4)	Mr. De Vaere served as our Vice President, Finance and Chief Financial Officer beginning in May 2000 and resigned effective March 31, 2006. He worked as a consultant for the Company from April to June 2006. Mr. De Vaere rejoined the company in May 2007 as Senior Vice President, Finance and Administration and Chief Financial Officer.

(5)	This amount represents a 401(k) matching contribution and life insurance premiums.

(6)	Includes $94,418 paid in connection with a retention plan and $18,800 in consulting fees.

(7)	Dr. Mills terminated employment with the Company on June 2, 2008.

(8)	This amount includes severance from June to December 2008 of $122,200, vacation payout in connection with termination of $25,045, 401(k) matching contribution of $3,766 and life insurance premiums of $197.

Grants of Plan-Based Awards.
     The following table shows for the fiscal year ended December 31, 2008, certain information regarding grants of plan-based awards to the Named Executive Officers:
Grants of Plan-Based Awards in Fiscal 2008

		Estimated Future Payouts Under						All Other Stock	All Other Option	Exercise or	Grant Date
		Non-Equity Incentive Plan			Estimated Future Payouts Under			Awards: Number	Awards: Number of	Base Price	Fair Value
		Awards			Equity Incentive Plan Awards			of Shares of	Securities	of Option	of Stock
		Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or Units	Underlying Options	Awards	and Option
Name	Grant Date	($)	($)	($)	($)	($)	($)	(#)	(#)	($/Sh)	Awards ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Mr. Timothy P. Walbert	1/10/08	—	—	—	—	—	—	135,000	—	—	102,600
	4/3/08	—	—	—	—	—	—	98,000	—	—	271,460
Mr. Robert J. De Vaere	1/10/08	—	—	—	—	—	—	60,000	—	—	45,600
	4/3/08	—	—	—	—	—	—	54,000	—	—	149,580
Dr. Jeffrey W. Sherman	1/10/08	—	—	—	—	—	—	30,000	—	—	22,800
	4/3/08	—	—	—	—	—	—	43,000	—	—	119,110
Mr. Timothy C. Melkus	1/10/08	—	—	—	—	—	—	25,000	—	—	19,000
	4/3/08	—	—	—	—	—	—	43,000	—	—	119,110
Dr. Bonnie Mills	4/3/08	—	—	—	—	—	—	10,000	—	—	27,700

(1)	Amounts are calculated utilizing the provisions of SFAS No. 123R, “Share-based Payments”. See Note 7 to Consolidated Financial Statements for a discussion of the assumptions underlying valuation of our equity awards.
Employment, Change of Control and Severance Agreements
Current Agreements.
     On May 25, 2007, we entered into an employment agreement with Mr. Walbert, our President and Chief Executive Officer which was amended and restated in December 2008 primarily to address certain tax matters set forth in Section 409A of the Code. The employment agreement provided for a minimum annual salary of $390,000, an annual discretionary performance based bonus in a target amount of 50% of base salary, temporary living expenses of $4,500 per month for six months, a relocation allowance of up to $25,000, an option grant for 200,000 shares of the Company’s common stock and a deferred issuance restricted stock grant for 80,000 shares of the Company’s common stock. The term of the temporary living expenses was subsequently extended from six to twelve months in exchange for cancellation of the $25,000 relocation allowance. The stock option grant was subject to the following terms:
•	the stock options vest daily over four years, subject to continuous employment with us;

•	the stock options are subject to accelerated vesting if Mr. Walbert is terminated without cause by the Company or voluntarily terminates service with the Company for good reason (as “good reason” is defined in the employment agreement); and

•	the stock options were granted at an exercise price equal to the closing price of the Company’s common stock as quoted on the Nasdaq Global Market on the date of the grant.

The restricted stock grant was subject to the following terms:

•	half of the restricted shares, or 40,000 shares, shall vest on the one year anniversary of the date of the employment agreement and the remaining half, or 40,000 shares shall vest on the two year anniversary of the employment agreement, subject to continuous employment with us;

•	the restricted stock is subject to accelerated vesting if Mr. Walbert is terminated without cause (as “cause” is defined in the employment agreement) by the Company or voluntarily terminates service with the Company for good reason; and

•	shares subject to the restricted stock grant that become vested will be issued on the earlier of (i) the executive’s termination, or (ii) 60 months from the date of the employment agreement.

     In the event that we terminate Mr. Walbert’s employment without cause, or Mr. Walbert terminates his employment with good reason, in each case during the term of his agreement, or upon the expiration of the term of his agreement, Mr. Walbert would be entitled to, subject to the execution by Mr. Walbert of an effective waiver and release of claims:
•	severance payments, consisting of Mr. Walbert’s base salary in effect at the time of termination, paid for a period of 12 months;

•	reimbursement for a portion of COBRA health insurance premiums for a period of up to 12 months;

•	accelerated vesting of the restricted stock such that 40,000 of the restricted stock shares shall be fully vested, and accelerated vesting of the stock options such that 25% of the stock option shares shall be deemed vested and immediately exercisable in the event Mr. Walbert is terminated before the first anniversary of the effective date of the agreement, and such termination is not in connection with a change in control (as “change in control” is defined in the employment agreement), or accelerated vesting of the restricted stock such that 100% of the restricted stock shall be fully vested in the event Mr. Walbert is terminated on or after the first anniversary of the effective date of this Agreement, and such termination is not in connection with a change in control; and

•	accelerated vesting of the stock options and restricted stock such that on the effective date of such termination 100% of the stock options and restricted stock shares shall be fully vested and immediately exercisable in the event Mr. Walbert is terminated within the 90 days immediately preceding or the 12 months immediately following a change in control of the Company.
     On May 2, 2007, we entered into an employment agreement with Mr. De Vaere, our Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary. The employment agreement provides for a minimum annual salary of $300,000, an annual discretionary performance based bonus in a target amount of 40% of base salary, an option grant for 100,000 shares of the Company’s common stock and a deferred issuance restricted stock grant for 40,000 shares of the Company’s common stock. The stock option grant was subject to the following terms:
•	the stock options vest daily over four years, subject to continuous employment with us;

•	the stock options are subject to accelerated vesting if Mr. De Vaere is terminated without cause (as “cause” is defined in the employment agreement) by the Company or voluntarily terminates service with the Company for good reason (as “good reason” is defined in the employment agreement); and

•	the stock options were granted at an exercise price equal to the closing price of the Company’s common stock as quoted on the Nasdaq Global Market on the date of the grant.

The restricted stock grant was subject to the following terms:

•	half of the restricted shares, or 20,000 shares, shall vest on the one year anniversary of the date of the employment agreement and the remaining half, or 20,000 shares shall vest on the two year anniversary of the employment agreement, subject to continuous employment with us;

•	the restricted stock is subject to accelerated vesting if Mr. De Vaere is terminated without cause by the Company or voluntarily terminates service with the Company for good reason; and

•	shares subject to the restricted stock grant that become vested will be issued on the earlier of (i) the executive’s termination, or (ii) 60 months from the date of the employment agreement.

     In the event that we terminate Mr. De Vaere’s employment without cause, or Mr. De Vaere terminates his employment with good reason, in each case during the term of his agreement, or upon the expiration of the term of his agreement, Mr. De Vaere would be entitled to, subject to the execution by Mr. De Vaere of an effective waiver and release of claims:
•	reimbursement for a portion of COBRA health insurance premiums for a period of up to 12 months;

•	accelerated vesting of the restricted stock such that 20,000 of the restricted shares shall be fully vested and immediately exercisable in the event that Mr. De Vaere is terminated before the first anniversary of the effective date of this agreement, and such termination is not effected within the ninety (90) days immediately preceding or the 12 months immediately following a change in control (as defined in the agreement); and

•	accelerated vesting of the stock options and the restricted stock such that on the effective date of such termination 100% of the stock options and restricted stock shall be fully vested and immediately exercisable in the event that Mr. De Vaere is terminated immediately preceding or the 12 months immediately following a change in control (as “change in control” is defined in the employment agreement), of the Company, which change in control is consummated after the first anniversary of the effective date of this agreement, or accelerated vesting of the stock options and restricted stock such that on the effective date of such termination 50% of the stock options and restricted stock that are unvested as of the effective date of such termination shall be fully vested and immediately exercisable in the event that Mr. De Vaere’s employment is terminated within the 90 days immediately preceding or the 12 months immediately following a change in control of the Company which change in control is consummated on or before the first anniversary of the effective date of the agreement.
     On October 8, 2008, we entered into the first amendment to the employment agreement with Mr. De Vaere to reduce his compensation and make other necessary changes to reflect his part-time status effective as of October 16, 2008 (the “Employment Agreement Amendment”). Pursuant to the Employment Agreement Amendment, Mr. De Vaere’s base salary was reduced to $124,400 (prorated for the remainder of the year). In addition, Mr. De Vaere became eligible to receive an annual performance-based bonus in a target amount for the fiscal year 2009 of up to $49,760, which represents 40% of his current annual base salary instead of an annual performance-based bonus target amount of up to $124,400 which represented 40% of Mr. De Vaere’s annual base salary prior to the amendment. The Employment Agreement Amendment also provides that Mr. De Vaere is no longer entitled to severance payments at the time of termination as originally contemplated pursuant to his May 2007 agreement. The Company also entered into amendments to other compensation arrangements with Mr. De Vaere to reflect his part-time status as specified elsewhere in this Compensation Discussion and Analysis.
     On August 27, 2007, we entered into an employment agreement with Dr. Sherman, our Senior Vice President, Research and Development and Chief Medical Officer which was amended and restated in December 2008 primarily to address certain tax matters set forth in Section 409A of the Code. The employment agreement provided for a minimum annual salary of $300,000, an annual discretionary performance based bonus in a target amount of 35% of base salary, an option grant for 100,000 shares of the Company’s common stock, and a deferred issuance restricted stock grant for 20,000 shares of the Company’s common stock. The stock option grant was subject to the following terms:
•	the stock options vest daily over four years, subject to continuous employment with us;

•	the stock options are subject to accelerated vesting if Dr. Sherman is terminated without cause (as “cause” is defined in the employment agreement) by the Company or voluntarily terminates service with the Company for good reason (as “good reason” is defined in the employment agreement); and

•	the stock options were granted at an exercise price equal to the closing price of the Company’s common stock as quoted on the Nasdaq Global Market on the date of the grant.
     The restricted stock grant was subject to the following terms:

•	half of the restricted shares, or 10,000 shares, shall vest on the one year anniversary of the date of the employment agreement and the remaining half, or 10,000 shares shall vest on the two year anniversary of the employment agreement, subject to continuous employment with us;

•	the restricted stock is subject to accelerated vesting if Dr. Sherman is terminated without cause by the Company or voluntarily terminates service with the Company for good reason, as defined in the employment agreement; and

•	shares subject to the restricted stock grant that become vested will be issued on the earlier of (i) the executive’s termination, or (ii) 60 months from the date of the employment agreement.

     In the event that we terminate Dr. Sherman’s employment without cause or Dr. Sherman terminates his employment with good reason, in each case during the term of his agreement, or upon the expiration of the term of his agreement, Dr. Sherman would be entitled to, subject to the execution by Dr. Sherman of an effective waiver and release of claims:
•	severance payments, consisting of Dr. Sherman’s base salary in effect at the time of termination, paid for a period of 6 months if such termination occurred before the one year anniversary of the agreement, or for a period of 12 months if such termination occurred after the one year anniversary of the agreement;

•	reimbursement for a portion of COBRA health insurance premiums for a period of up to 12 months;

•	accelerated vesting of the restricted stock such that 20,000 of the restricted shares shall be fully vested and immediately exercisable in the event that Dr. Sherman is terminated before the first anniversary of the effective date of this agreement, and such termination is not effected within the 90 days immediately preceding or the 12 months immediately following a change in control (as defined in the agreement); and

•	accelerated vesting of the stock options and the restricted stock such that on the effective date of such termination 100% of the stock options and restricted stock shall be fully vested and immediately exercisable in the event that Dr. Sherman is terminated immediately preceding or the 12 months immediately following a change in control (as “change in control” is defined in the employment agreement), of the Company, which change in control is consummated after the first anniversary of the effective date of this agreement, or accelerated vesting of the stock options and restricted stock such that on the effective date of such termination 50% of the stock options and restricted stock that are unvested as of the effective date of such termination shall be fully vested and immediately exercisable in the event that Dr. Sherman’s employment is terminated within the 90 days immediately preceding or the 12 months immediately following a change in control of the Company which change in control is consummated on or before the first anniversary of the effective date of the agreement.
     On December 3, 2007, we entered into an employment agreement with Mr. Melkus, our Senior Vice President, Business Development and Operations which was amended and restated in December 2008 primarily to address certain tax matters set forth in Section 409A of the Code. The employment agreement provided for a minimum annual salary of $220,000 and an annual discretionary performance based bonus in a target amount of 30% of base salary.
     In the event that we terminate Mr. Melkus’ employment without cause (as “cause” is defined in the employment agreement), or Mr. Melkus terminates his employment with good reason (as “good reason” is defined in the employment agreement), in each case during the term of his agreement, or upon the expiration of the term of his agreement, Mr. Melkus would be entitled to, subject to the execution by Mr. Melkus of an effective waiver and release of claims:
•	severance payments, consisting of Mr. Melkus’ base salary in effect at the time of termination, paid for a period of 6 months if such termination occurred before the one year anniversary of the agreement, or for a period of 12 months if such termination occurred after the one year anniversary of the agreement;

•	reimbursement for a portion of COBRA health insurance premiums for a period of up to 12 months;

•	accelerated vesting of the stock award such that 100% of the stock award shall be fully vested and immediately exercisable in the event that Mr. Melkus is terminated before the first anniversary of the effective date of this agreement, and such termination is not effected within the 90 days immediately preceding or the 12 months immediately following a change in control (as defined in the agreement); and

•	accelerated vesting of the stock award such that on the effective date of such termination 100% of the stock award shall be fully vested and immediately exercisable in the event that Mr. Melkus is terminated immediately preceding or the 12 months immediately following a change in control (as “change in control” is defined in the employment agreement), of the Company, which change in control is consummated after the first anniversary of the effective date of this agreement, or accelerated vesting of the stock award such that on the effective date of such termination 50% of the stock award that is unvested as of the effective date of such termination shall be fully vested and immediately exercisable in the event that Mr. Melkus’ employment is terminated within the 90 days immediately preceding or the 12 months immediately following a change in control of the Company which change in control is consummated on or before the first anniversary of the effective date of the agreement.

     Prior Agreements. On June 6, 2005, we entered into an employment agreement with Bonnie Mills, Ph.D., Vice President, Clinical Operations. The employment agreement became effective upon the closing of the Combination and provides that Dr. Mills will serve as our Vice President, Clinical Operations. The agreement provided for a minimum annual salary of $230,000, as well as an annual performance-based bonus in a target amount of 25% of base salary. In addition, the agreement granted Dr. Mills the right to receive a restricted stock grant of up to 7,142 shares. The restricted stock grant was subject to the following terms:
•	the restricted stock vests as to 100% of the underlying shares on the date 42 months after the effective date of the employment agreement;

•	the restricted stock is subject to accelerated vesting upon the closing of one or more transactions providing a specified level of financing to us, the timely filing of a marketing approval application with the appropriate agency with respect to MEPACT (mifamurtide), and the regulatory approval in the U.S. or Europe of MEPACT (mifamurtide); and

•	shares subject to the restricted stock grant that become vested will be issued to Dr. Mills on the earlier of (i) Dr. Mills’ termination, or (ii) 48 months from the effective date of the agreement.
     The agreement also provided for the grant of an option to purchase up to 21,428 shares of our common stock. The option grant vested over a four-year period with 25% of the underlying shares vesting on the first anniversary of the grant date and the balance vesting ratably on a daily basis thereafter, subject to Dr. Mills’ continuous employment with us through the applicable vesting date.
     The agreement provided for continued exercisability of outstanding options to purchase ordinary shares of IDM Pharma S.A. granted to Dr. Mills prior to the effective date of the agreement which were replaced with substitute options to purchase our common stock in connection with the Combination, to the extent the current market price of the shares underlying the options is less than the exercise price of the options on the effective date of the agreement, generally until the later of (i) three months after employee’s employment termination, or (ii) December 31, 2008.
     In case of termination of Dr. Mills’ employment due to death or disability, she was entitled to full acceleration of vesting and exercisability of any outstanding options granted before the effective date of the agreement. In the event that we terminated her employment without cause (as “cause” is defined in the employment agreement), or Dr. Mills terminated her employment with good reason (as “good reason” is defined in the employment agreement), Dr. Mills was entitled to, subject to the execution by her of an effective waiver and release of claims:
•	severance payments, consisting of her base salary in effect at the time of termination, paid for a period of 12 months (or, at her option, payment in a lump sum of such amount), in the case of termination without cause, and, in the case of termination by Dr. Mills with good reason, such severance shall be paid from the date of termination until the earlier of 12 months or until the date she begins full time employment with another entity;

•	reimbursement for a portion of COBRA health insurance premiums, for up to 12 months in the case of termination with good reason or termination without cause, or until the date she begins full time employment with another entity, up to the maximum period permitted under COBRA;

•	full acceleration, as of the date of termination, of vesting and exercisability of any outstanding options granted before the effective date of the agreement; and

•	full acceleration of vesting and exercisability of any unvested restricted stock or options granted pursuant to the agreement.
     On June 3, 2008, Dr. Mills resigned as Vice President, Clinical Operations of the Company. Dr. Mills and the Company entered into a letter agreement dated June 30, 2008 regarding the terms of her separation from the Company (the “Letter Agreement”) and continuation as an ongoing consultant to the Company. Under the terms of the Letter Agreement, Dr. Mills was required to be available to provide consulting services to the Company through September 30, 2008, as determined and requested by Dr. Sherman, and, in lieu of the severance payments and COBRA premiums provided for under her employment agreement, was entitled to the following payments from the Company: (i) severance payments consisting of nine months of her base salary in effect at the time of her resignation, less required deductions, paid in three installments over the period of six-months from the date of the Letter Agreement and (ii) COBRA health insurance premiums payable until the earlier of June 3, 2009 or the date upon which Dr. Mills becomes employed by another organization offering group health insurance coverage. The vesting of all of the outstanding options and restricted stock held by Dr. Mills prior to her separation ceased as of June 3, 2008.

     On March 15, 1998, IDM Pharma S.A., now our wholly owned subsidiary, entered into an employment agreement with Hervé Duchesne de Lamotte, then its Vice President and CFO. The employment agreement became effective on April 1, 1998 and provided for a minimum salary of $100,840 (this amount was stated in French Francs (560,000 FF) and converted into US Dollars using the French Franc to Euro parity (6.55957 Francs per Euro) and the Euro to Dollar exchange rate upon creation of the Euro (1.1812 US Dollar per Euro)), as well as a performance-based bonus in a target amount of 30% of base salary for the year 1998, 10% of which were immediately paid as a sign-on bonus. The minimum salary would increase by 10% in 1999, and subsequent increases as well as bonuses would be set by the board of directors on an annual basis. The agreement also provided that Mr. Duchesne de Lamotte would benefit from a company car.
     On September 2, 2002, this employment agreement was amended to reflect changes in French labor laws and reflected an increase in Mr. Duchesne de Lamotte’s minimum salary to $122,902 (this amount was stated in Euros (€130,000) and converted into U.S. Dollars using the average exchange rate for the year 2002 (0.9454 U.S. Dollars per Euro)).
     On November 21, 2005, subsequent to the Combination, this employment agreement was further amended. The amendment became effective upon the closing of the Combination and provides that Mr. Duchesne de Lamotte will be entitled to:
•	severance payments, consisting of his base salary in effect at the time of termination, paid for a period of 12 months in one lump sum payment at the end of the legal 3-month notice period, in the case of termination by the Company without cause or at Mr. Duchesne de Lamotte’s initiative with specific reason (such specific reason is defined in the agreement) further to a change of control of IDM Pharma S.A. or IDM Pharma, and,

•	in the case of termination by Mr. Duchesne de Lamotte with specific reason (such specific reason is defined in the agreement), such severance shall be paid by monthly installments from the date of termination until the earlier of 12 months thereafter or until the date he begins full time employment with another entity; and

•	benefit from the same health insurance plan that is provided by the Company to its employees until the earlier of 12 months after termination or until the date Mr. Duchesne de Lamotte begins full time employment with another entity.
     On June 30, 2008, Mr. Duchesne de Lamotte was terminated by the Company as part of its decision to cease its operations in Paris, France. We paid Mr. Duchesne de Lamotte a total of $723,000 (€491,000) converted at the average exchange rate for the year 2008). The $723,000 consist of severance payments equal to the average total compensation for the prior 12 months ($334,000), which Mr. Duchesne de Lamotte was entitled to under French Labor Laws, an additional 12 months of base salary ($289,000) in connection with his employment agreement, $97,000 of vacation pay out and $3,000 for one year of health insurance benefits.
Outstanding Equity Awards at Fiscal Year —end.
     The following table shows for the fiscal year ended December 31, 2008, certain information regarding outstanding equity awards at fiscal year end for the Named Executive Officers.

Outstanding Equity Awards At December 31, 2008

								Equity
								Incentive	Equity
								Plan	Incentive
			Equity					Awards:	Plan Awards:
			Incentive Plan				Market	Number of	Market or
			Awards:				Value of	Unearned	Payout Value
	Number of	Number of	Number of			Number of	Shares or	Shares,	of Unearned
	Securities	Securities	Securities			Shares or	Units of	Units or	Shares, Units
	Underlying	Underlying	Underlying			Units of	Stock That	Other Rights	or Other
	Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Have Not	That Have	Rights That
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Vested ($)	Not Vested	Have Not
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested	(1)	(#)	Vested (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Mr. Timothy P. Walbert (2)	57,879	86,424	—	3.18	5/25/17	40,000	63,200	—	—
	22,340	33,357	—	3.18	6/14/17	135,000	213,300	—	—
Mr. Robert J. De Vaere (2)	36,716	51,366	—	8.02	5/1/17	20,000	31,600	—	—
	4,968	6,950	—	8.02	6/12/17	60,000	94,800	—	—
Dr. Jeffrey W. Sherman (2)	33,539	66,461	—	1.64	8/28/17	10,000	15,800	—	—
Mr. Timothy C. Melkus (3)	22,731	39,769	—	2.59	7/15/17	25,000	39,500	—	—
Dr. Bonnie Mills	—	—	—			—	—	—	—

(1)	Based on $1.58 per share, using the closing price of the Company’s common stock on December 31, 2008, the last trading day of the year.

(2)	These options vest over four year from the date of grant in equal daily installments.

(3)	One quarter of the option vests on the one-year anniversary of the grant date with the remaining shares vesting in equal daily installments over the remaining three years.
Option Exercises and Stock Vested
     The following table shows for the fiscal year ended December 31, 2008, certain information regarding option exercises and stock vested during the last fiscal year with respect to the Named Executive Officers:
OPTION EXERCISES AND STOCK VESTED IN FISCAL 2008

	Option Awards		Stock Awards
			Number of
	Number of		Shares	Value
	Shares	Value Realized	Acquired on	Realized on
	Acquired on	on Exercises	Vesting	Vesting
Name	Exercises (#)	($)	(#) (1)	($) (2)
Mr. Timothy P. Walbert	—	—	138,000 (3)	235,500
Mr. Robert J. De Vaere	—	—	74,000 (4)	126,100
Dr. Jefferey W. Sherman	—	—	53,000 (5)	102,850
Mr. Timothy C. Melkus	—	—	43,000 (6)	66,650
Dr. Bonnie Mills	—	—	—	—

(1)	Receipt of these shares is deferred until the earlier of separation from service to the Company or the 5th anniversary of grant date.

(2)	Represents the number of shares vested multiplied by the market value of the underlying shares on the vesting date.

(3)	Includes 20,000 shares under a restricted stock unit award granted June 14, 2007 which vests 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. Also includes 98,000 shares under a restricted stock unit award granted April 3, 2008 which vested upon the Company’s receipt of a positive opinion from CHMP with respect to MEPACT in November 2008.

(4)	Includes 20,000 shares under a restricted stock unit award granted June 13, 2007 which vests 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. Also includes 54,000 shares under a restricted stock unit award granted April 3, 2008 which vested upon the Company’s receipt of a positive opinion from CHMP with respect to MEPACT in November 2008.

(5)	Includes 10,000 shares under a restricted stock unit award granted August 29, 2007 which vests 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. Also includes 43,000 shares under a restricted stock unit award granted April 3, 2008 which vested upon the Company’s receipt of a positive opinion from CHMP with respect to MEPACT in November 2008.

(6)	Represents 43,000 shares under a restricted stock unit award granted April 3, 2008 which vested upon the Company’s receipt of a positive opinion from CHMP with respect to MEPACT in November 2008.
Pension Benefits
     None of our Named Executive Officers participates in or have account balances in qualified or non-qualified defined benefit plans sponsored by us. The Compensation Committee may elect to adopt qualified or non-qualified defined benefit plans in the future if the Compensation Committee determines that doing so is in our best interests.
Nonqualified Deferred Compensation
     The following table shows for the fiscal year ended December 31, 2008, certain information regarding non-qualified deferred compensation benefits for the Named Executive Officers.
NONQUALIFIED DEFERRED COMPENSATION FOR FISCAL YEAR 2008

		Aggregate Balance at Last FYE ($)
Name	Aggregate Earnings in Last FY ($) (1)	(2)
Mr. Timothy P. Walbert	(17,460)	218,040
Mr. Robert J. De Vaere	(9,180)	116,920
Dr. Jefferey W. Sherman	(19,110)	83,740
Mr. Timothy C. Melkus	1,290	67,940
Dr. Bonnie Mills	(4,536)	5,642

(1)	The amount shown represents the gain/(loss) in share value from the share vesting date to December 31, 2008, for shares vested in 2008 and deferred past 2008.

(2)	Amount represents the market value of vested but unreleased shares multiplied by the closing price for the Company’s Common Stock of $1.58 on December 31, 2008, the last trading day of the year.
Potential Payments upon Termination or Change-in-Control
     The summary below sets forth potential payments payable to certain of our current Named Executive Officers upon termination of employment or a change in control of the Company, assuming the triggering event has taken place on the last business day of the Company’s prior fiscal year, December 31, 2008, and that the Company’s stock price is $1.58 per share, the closing market price on that date. The summary below does not include amounts (if any) in which the Named Executive Officers had already vested as of December 31, 2008. The Compensation Committee may in its discretion revise, amend or add to these benefits in the future if it deems doing so advisable and in our best interests. Timothy P. Walbert, our President and Chief Executive Officer, Robert J. De Vaere, our Senior Vice President and Chief Financial Officer, Dr. Jeffrey W. Sherman, our Senior Vice President, Research and Development and Chief Medial Officer and Mr. Timothy C. Melkus, our Senior Vice President, Business Development and Operations, are the only Named Executive Officers who currently have any severance and/or change of control arrangements.

Mr. Walbert
     In the event that we terminate Mr. Walbert’s employment without cause or he terminates his employment for good reason, he will be entitled to, subject to the execution by him of an effective waiver and release of claims:
•	severance payments, consisting of his base salary in effect at the time of termination, paid for a period of 12 months. As of December 31, 2008, Mr. Walbert’s annual base salary was $410,000. Assuming a termination effective December 31, 2008 he would be entitled to receive $410,000, less standard deductions and withholdings, to be paid in a lump sum promptly following termination;

•	reimbursement for a portion of COBRA health insurance premiums, for up to the shorter of (i) 12 months, or (ii) the date he begins full time employment with another entity. Currently, Mr. Walbert also serves as the President and Chief Executive Officer of Horizon Therapeutics, Inc., a privately held biopharmaceutical company and his health benefits are not currently paid by IDM Pharma. As such, Mr. Walbert would not be eligible for COBRA reimbursement;

•	in the event the termination is not in connection with a change in control, acceleration of vesting and exercisability of 40,000 restricted shares. Assuming a termination effective December 31, 2008, Mr. Walbert would be entitled to the acceleration of vesting of $63,200 related to restricted stock and;

•	in the event the termination is in connection with a change in control, acceleration of vesting and exercisability of 175,000 restricted shares, and acceleration of vesting and exercisability of 100% of Mr. Walbert’s unvested, outstanding stock options, or 119,781 stock option shares. Assuming a termination effective December 31, 2008, Mr. Walbert would be entitled to the acceleration of vesting of $276,500 related to restricted stock and $0 related to stock subject to outstanding unvested stock-options as of December 31, 2008, based on the spread between the $1.58 closing price of our common stock on December 31, 2008, and the exercise price of the stock-options.
     In addition, pursuant to the 2009 Transaction Plan, Mr. Walbert would be entitled to a lump sum cash bonus payment of $300,000 upon the closing of a change of control of the Company on or prior to June 30, 2009, provided Mr. Walbert is an employee of the Company immediately prior to the closing of such change of control.
Mr. De Vaere
     In the event that we terminate Mr. De Vaere’s employment without cause or he terminates his employment for good reason, he will be entitled to, subject to the execution by him of an effective waiver and release of claims:
•	in the event the termination is in connection with a change in control, acceleration of vesting and exercisability of 80,000 restricted shares and acceleration of vesting and exercisability of 100% of Mr. De Vaere’s unvested, outstanding stock options, or 58,286 stock option shares. Assuming a termination effective December 31, 2008, Mr. De Vaere would be entitled to the acceleration of vesting of $126,400 related to restricted stock and $0 related to stock subject to outstanding unvested stock-options as of December 31, 2008, based on the spread between the $1.58 closing price of our common stock on December 31, 2008, and the exercise price of the stock-options.
     In addition, pursuant to the 2009 Transaction Plan, Mr. De Vaere would be entitled to a lump sum cash bonus payment of $225,000 upon the closing of a change of control of the Company on or prior to June 30, 2009, provided Mr. De Vaere is an employee of the Company immediately prior to the closing of such change of control.
Dr. Sherman
     In the event that we terminate Dr. Sherman’s employment without cause or he terminates his employment for good reason, he will be entitled to, subject to the execution by him of an effective waiver and release of claims:
•	severance payments, consisting of his base salary in effect at the time of termination, paid for a period of twelve months. As of December 31, 2008, Dr. Sherman’s annual base salary was $311,000. Assuming a termination effective December 31, 2008 he would be entitled to receive $311,000 less standard deductions and withholdings, to be paid over a period of twelve months following termination;

•	reimbursement for a portion of COBRA health insurance premiums, for up to the shorter of (i) twelve months, or (ii) the date he begins full time employment with another entity. Currently, Dr. Sherman’s COBRA health insurance premiums are $2,786 per month, $2,638 being paid by us and $148 paid by him. He would therefore be entitled to receive a total of $16,716 assuming that the longest twelve month period applies;

•	in the event the termination is not in connection with a change in control, acceleration of vesting and exercisability of 10,000 restricted shares. Assuming a termination effective December 31, 2008, Dr. Sherman would be entitled to the acceleration of vesting of $15,800 related to restricted stock; and

•	in the event the termination is in connection with a change in control, acceleration of vesting and exercisability of 40,000 restricted shares, and acceleration of vesting and exercisability of 100% of Dr. Sherman’s unvested, outstanding stock options, or 66,461 stock option shares. Assuming a termination effective December 31, 2008, Dr. Sherman would be entitled to the acceleration of vesting of $63,200 related to restricted stock and $0 related to stock subject to outstanding unvested stock-options as of December 31, 2008, based on the spread between the $1.58 closing price of our common stock on December 31, 2008, and the exercise price of the stock-options.
In addition, pursuant to the 2009 Transaction Plan, Dr. Sherman would be entitled to a lump sum cash bonus payment of $100,000 upon the closing of a change of control of the Company on or prior to June 30, 2009, provided Dr. Sherman is an employee of the Company immediately prior to the closing of such change of control.
Mr. Melkus
     In the event that we terminate Mr. Melkus’ employment without cause or he terminates his employment for good reason, he will be entitled to, subject to the execution by him of an effective waiver and release of claims:
•	severance payments, consisting of his base salary in effect at the time of termination, paid for a period of twelve months. As of December 31, 2008, Mr. Melkus’ annual base salary was $235,000. Assuming a termination effective December 31, 2008 he would be entitled to receive $235,000, less standard deductions and withholdings, to be paid over a period of twelve months following termination; and

•	reimbursement for a portion of COBRA health insurance premiums, for up to the shorter of (i) twelve months, or (ii) the date he begins full time employment with another entity. Currently, Mr. Melkus’ COBRA health insurance premiums are $981 per month, $884 being paid by us and $97 paid by him. He would therefore be entitled to receive a total of $5,886 assuming that the longest twelve month period applies; and

•	in the event the termination is in connection with a change in control, acceleration of vesting and exercisability of 25,000 restricted shares, and acceleration of vesting and exercisability of 100% of Mr. Melkus’ unvested stock options, or 39,769 stock option shares. Assuming a termination effective December 31, 2008, Mr. Melkus would be entitled to the acceleration of vesting of $39,500 related to restricted stock and $0 related to stock subject to outstanding unvested stock-options as of December 31, 2008, based on the spread between the $1.58 closing price of our common stock on December 31, 2008, and the exercise price of the stock-options
In addition, pursuant to the 2009 Transaction Plan, Mr. Melkus would be entitled to a lump sum cash bonus payment of $75,000 upon the closing of a change of control of the Company on or prior to June 30, 2009, provided Mr. Melkus is an employee of the Company immediately prior to the closing of such change of control.
Compensation Of Directors
     Our directors, other than Mr. Walbert, receive annual retainer fees, payable in equal quarterly installments, for service as shown in the table below.

	Annual Fee
		Effective
	Before June	June 25,
Director Position	25, 2008	2008
Member of the Board of Directors	$20,000	$30,000
Audit Committee Chairman	$8,000	$15,000
Audit Committee Member	$4,000	$7,500
Compensation Committee Chairman	$4,000	$10,000
Compensation Committee Member	$2,000	$5,000
Nominating Committee Chairman	$3,000	$5,000
Nominating Committee Member	$1,500	$2,500
     In addition, prior to June 25, 2008, our directors received $2,000 for each regularly scheduled Board meeting attended in person and $1,000 for the first hour and $500 for each additional hour for each regularly scheduled Board meeting attended by telephone, and received $750 for each regularly scheduled committee meeting prior to June 25, 2008. Effective June 25, 2008, with the change in retainer fees paid to Board and committee members, we no longer pay our directors separate fees for meetings attended, either in person or by phone. We also reimburse our directors for their reasonable expenses incurred in attending meetings of our Board of Directors. The Directors’ Deferred Compensation Plan allows participating directors to elect to defer a percentage of their cash compensation in a deferred compensation account pursuant to which the deferred fees are credited in the form of share units having a value equal to shares of our common stock share units, based on the market price of the stock at the time the deferred fees are earned. In December 2008, the our Board approved an amendment to the Directors’ Deferred Compensation Plan, where the director must enter into an agreement in order to elect to defer his or her receipt of a selected percentage of his or her director’s retainer and meeting fees and the participant must enter into such agreement either (i) within 30 days of the participant first becoming an eligible director, or (ii) prior to the first day of the first plan year for which this agreement is to commence to be effective, whichever is applicable. When a participant ceases serving as a director, the participant will be entitled to receive the value of his or her account either in a single lump-sum payment or in equal annual installments, as determined by us, in our sole discretion, provided that if the distribution amount is less than $50,000, we are required to pay it in a lump sum.
     Directors are eligible to receive option grants under our stock option plan in accordance with the policy regarding non-employee director compensation adopted by the Board of Directors. This policy allowed each non-employee director to be granted annual options to purchase 5,000 shares of our common stock as of the date of each annual meeting of our stockholders prior to June 25, 2008, which was increased to 10,000 shares of our common stock effective as of June 25, 2008. The shares subject to such option vest monthly over a 12 month period, provided the director remains a director upon the date of his re-election to our Board. Newly appointed or elected non-employee directors are eligible for a 20,000-share option grant under this policy with monthly vesting over a 48 month period.
     The Board has also adopted an informal policy pursuant to which any director serving as Non-Executive Chairman of the Board is granted an annual restricted stock grant of 20,000 shares as compensation for service in that capacity. In January 2008, Michael G. Grey, a current member of the Board, received a restricted stock grant of 20,000 shares in his capacity as newly appointed Non-Executive Chairman of the Board. On December 11, 2008, the Board approved another restricted stock grant of 20,000 shares for Mr. Grey as compensation for his service as Non-Executive Chairman of the Board during 2009. The shares subject to these restricted stock grants vest in full upon the one year anniversary of the grant date and are subject to certain vesting acceleration provisions as set forth in the relevant restricted stock award agreements related to the grants.
     The following table shows for the fiscal year ended December 31, 2008 certain information with respect to the compensation of all non-employee directors of the Company:

Director Compensation for Fiscal 2008

					Change in Pension
					Value and
					Nonqualified
	Fees Earned	Stock	Option	Non-Equity	Deferred
	or Paid in	Awards ($)	Awards ($)	Incentive Plan	Compensation	All Other	Total
Name	Cash ($)	(1)	(1)	Compensation ($)	Earnings	Compensation	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Dr. Robert Beck	47,080	—	32,176	—	—	—	79,256
Dr. Jean Deleage (2)	18,989	—	11,642	—	—	—	30,631
Dr. Sylvie Gregoire (2)	14,420	—	11,791	—	—	—	26,211
Mr. Michael G. Grey	48,104	16,637 (3)	32,176	—	—	—	96,917
Dr. John P. McKearn	33,665	—	26,355	—	—	—	60,020
Dr. Edward Penhoet (4)	35,964	—	27,550	—	—	—	63,514
Mr. Gregory J. Tibbitts (5)	35,488	—	17,839	—	—	—	53,327

(1)	Amounts are calculated utilizing the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payments”. See Note 7 to the Consolidated Financial Statements for a discussion of the assumptions underlying valuation of our equity awards.

(2)	Dr. Deleage and Dr. Grégoire chose not to stand for re-election as member of the Board in connection with the 2008 Annual Meeting held in June 2008.

(3)	Mr. Grey also received a restricted stock award of 20,000 shares on December 11, 2008 for his service as Non-Executive Chairman of the Board.

(4)	Dr. Penhoet resigned from the Board in October 2008.

(5)	Mr. Tibbitts was elected to the Board in April 2008. Pursuant to the policy regarding non-employee director compensation previously adopted by the Board, Mr. Tibbitts received an initial option grant to purchase 20,000 shares of our common stock under the 2000 Plan upon his election to the Board.
Compensation Committee Report1
     The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis (the “CD&A”) and, based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the CD&A be included in the Annual Report on Form 10-K, as amended by this Amendment No. 1 on Form 10-K/A, for the fiscal year ended December 31, 2008.
     From the members of the Compensation Committee of IDM Pharma, Inc.:
Michael G. Grey
Robert Beck, Ph.D.
Gregory J. Tibbits
Compensation Committee Interlocks and Insider Participation

[1]	The information contained in this report shall not be deemed to be “soliciting material” or to be “filed” with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into any such filing.

     As indicated above, the Compensation Committee consists of Messrs. Grey and Tibbits and Dr. Beck. No member of the Compensation Committee has ever been our officer or employee. None of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
     The following table sets forth certain information as of December 31, 2008 regarding our equity compensation plans:

(c)
Number of securities
	(a)		remaining available for
	Number of securities to be	(b)	issuance under equity
	issued upon exercise of	Weighted-average	compensation plans
	outstanding options,	exercise price of	(excluding securities
	warrants	outstanding options,	reflected
Plan Category	and rights	warrants and rights(1)	in column (a))
Equity compensation plans approved by security holders	1,391,915	$11.77	1,171,260
Equity compensation plans not approved by security holders	—	—	—
Total	1,391,915	$11.77	1,171,260

(1)	Calculation of weighted-average exercise price does not include 747,985 shares issuable pursuant to deferred issuance restricted stock awards, which have no exercise price.
     We do not have in effect any equity compensation plans under which our equity securities are authorized for issuance that were adopted without the approval of our stockholders.
Security Ownership Of Certain Beneficial Owners And Management
     The following table sets forth certain information regarding the ownership of the Company’s common stock as of April 1, 2009 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock. Except as otherwise noted below, the address for each person listed in the following table is c/o IDM Pharma, Inc., 9 Parker, Suite 100, Irvine, CA 92618.

	Beneficial Ownership (1)
Beneficial Owner	Number of Shares	Percent of Total
Palo Alto Investors, LLC and its affiliates (2)	11,322,662	43.15%
470 University Ave. Palo Alto, CA 94301
Medarex, Inc.	2,624,279	10.38%
707 State Road Princeton, NJ 08540
Mr. Timothy P. Walbert (3)	279,026	1.09%
Dr. John P. McKearn (3)	135,015	*
Mr. Robert J. De Vaere (3)	146,088	*
Dr. Jeffrey W. Sherman (3)	96,943	*
Mr. Timothy C. Melkus (3)	72,238	*
Mr. Michael G. Grey (3)	81,443	*
Dr. Robert Beck (3)	35,016	*
Mr. Gregory J. Tibbitts (3)	14,584	*
All executive officers and directors as a group (8 persons) (3)	860,353	3.30%

*	Less than one percent.

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 25,273,935 shares outstanding on April 1, 2009, adjusted as required by rules promulgated by the SEC.

(2)	Includes shares held by Palo Alto Healthcare Master Fund, L.P., Palo Alto Healthcare Master Fund II, L.P., Micro Cap Partners, L.P., Palo Alto Fund II, L.P., Palo Alto Small Cap Master Fund, L.P., and UBTI Free, L.P. William L. Edwards and A. Joon Yun, M.D. share voting and investment power with respect to the shares held by Palo Alto Investors, LLC, and one or more of its affiliates, and each of such individuals disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Also includes 964,805 shares subject to warrants of which 539,765 shares will terminate in February 2012 and 425,040 shares will terminate in June 2012.

(3)	Includes shares, which certain executive officers and directors have the right to acquire within 60 days after April 1, 2009 pursuant to outstanding options, as follows:

Mr. Walbert, 279,026 shares;
Dr. McKearn, 115,015 shares;
Mr. De Vaere, 146,088 shares;
Dr. Sherman, 96,943 shares;
Mr. Melkus, 72,238 shares;
Mr. Grey, 41,443 shares;
Dr. Beck, 35,016 shares; and
Mr. Tibbitts, 14,584 shares.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Related-Person Transactions policy and Procedures
     The Company has adopted a written Related-Person Transactions Policy that sets forth the Company’s policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company and any “related person” are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to the Company as an employee, director or consultant by a related person are not covered by this policy. A related person is any executive officer, director, or more than 5% stockholder of the Company, including any of their immediate family members, and any entity owned or controlled by such persons.

     Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to the Audit Committee (or by such other committee of the board, including where Audit Committee approval would be inappropriate, to another independent body of the board) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to the Company of the transaction and whether any alternative transactions were available. In considering related-person transactions, the Committee takes into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to the Company, (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, the Committee looks at, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of the Company and its stockholders, as the Committee determines in the good faith exercise of its discretion.
Certain Related-Person Transactions
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
     We have entered into certain additional transactions with our directors and officers, as described under the captions “Compensation of Directors” and “Executive Compensation.”
Independence of the Board of Directors
     As required under the Nasdaq Stock Market (“Nasdaq”) listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect time to time.
     Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of their family members, and us, our senior management and our independent auditors, the Board affirmatively has determined that all of our directors are independent directors, as defined in Rule 4200(a)(15) of the Nasdaq listing standards, except for Mr. Walbert, our President and Chief Executive Officer, and Dr. McKearn, who had a consulting agreement with the Company from May 2007 through July 2007 to assist us with management and operational matters on an interim basis, and who, as a result of the compensation paid to him under the agreement, is no longer considered an independent director. Dr. McKearn resigned from each of the Audit Committee and Compensation Committee when he entered into the consulting arrangement with us in 2007, and the Board appointed Dr. Beck, who meets the requirements to be a member of the Audit Committee under applicable rules to replace Dr. McKearn on the Audit Committee, and Mr. Grey, who meets the requirements to be a member of the Compensation Committee under applicable rules to replace Dr. McKearn on the Compensation Committee.

Item 14. Principal Accountant Fees and Services
Auditors’ Fees
     The following table sets forth the aggregate fees billed or to be billed by Ernst & Young LLP, Independent Registered Public Accounting Firm, to us for the fiscal years ended December 31, 2008 and 2007:

	Fiscal Year Ended
	2008	2007
Audit Fees (1)	$394,000	$602,000
Audit-related Fees	—	—
Tax Fees (2)	62,000	39,000
All Other Fees	—	—

Total Fees	$456,000	$641,000

(1)	Audit fees relate to the audit of our consolidated financial statements and reviews of our consolidated financial statements included in our quarterly reports on Form 10-Q for 2008, accounting consultations, and review of documents filed with the SEC.

(2)	Tax related fees are for services related to tax compliance, tax advice and tax planning.
     All fees described above were approved by the Audit Committee or the Chairman of the Audit Committee pursuant to the pre-approval policy previously adopted by the Audit Committee.
Pre-Approval Policies and Procedures.
     The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent auditor, Ernst & Young LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.
     The Audit Committee has determined that the rendering of the services other than audit services by Ernst & Young LLP is compatible with maintaining the principal accountant’s independence.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a)(3) Listing of Exhibits

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
(b) Exhibits
     See Exhibits listed under Item 15(a)(3) above.

SIGNATURES
   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of April 2009.

IDM Pharma, Inc.

By:	/s/ Timothy P. Walbert
Timothy P. Walbert
President and Chief Executive Officer