Form 10-Q
period 2009-03-31
IDM PHARMA, INC.
filed 2009-05-11
CIK 822206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009,
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s Common Stock $.01 par value, as of May 6, 2009: 25,278,599 shares.

IDM PHARMA, INC.
QUARTERLY REPORT
FORM 10-Q
COVER PAGE

* No information provided due to inapplicability of item.
EX-31.1
EX-31.2
EX-32.1

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
IDM PHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$7,371,000	$12,752,000
Accounts receivable	21,000	45,000
Inventory	487,000	—
Research and development tax credit, current portion	228,000	240,000
Prepaid expenses and other current assets	516,000	470,000

Total current assets	8,623,000	13,507,000

Property and equipment, net	215,000	242,000
Patents, trademarks and other licenses, net	2,373,000	2,642,000
Goodwill	2,812,000	2,812,000
Research and development tax credit, less current portion	449,000	473,000

	$14,472,000	$19,676,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,816,000	$2,672,000
Accrued payroll and related expenses	677,000	736,000
Deferred revenues, current portion	408,000	430,000
Common stock warrants	4,034,000	3,522,000
Other current liabilities	1,911,000	1,956,000

Total current liabilities	9,846,000	9,316,000

Long-term debt, less current portion	320,000	337,000
Deferred revenues, less current portion	114,000	124,000
Other non-current liabilities	750,000	750,000

Total liabilities	11,030,000	10,527,000

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized and no shares issued and outstanding at March 31, 2009 and December 31, 2008.	—	—
Common stock, $0.01 par value, 55,000,000 shares authorized at March 31, 2009 and December 31, 2008 and 25,273,935 and 25,250,364 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively.	253,000	253,000
Additional paid-in capital	207,657,000	207,452,000
Accumulated other comprehensive income	17,378,000	18,125,000
Accumulated deficit	(221,846,000)	(216,681,000)

Total stockholders’ equity	3,442,000	9,149,000

	$14,472,000	$19,676,000

See accompanying notes to the Condensed Consolidated Financial Statements.

IDM PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2009	2008

Revenues:
Related party revenue	$—	$2,401,000
License fees, milestones and other revenues	4,000	4,000

Total revenues	4,000	2,405,000

Costs and expenses:
Research and development	3,020,000	3,902,000
Selling and marketing	488,000	150,000
General and administrative	1,329,000	2,591,000
Restructuring expense	—	2,576,000

Total costs and expenses	4,837,000	9,219,000

Loss from operations	(4,833,000)	(6,814,000)

Interest income	28,000	238,000
Interest expense related to warrants	(514,000)	(4,728,000)
Foreign exchange gain (loss)	137,000	(852,000)

Loss before income tax	(5,182,000)	(12,156,000)
Income tax benefit	17,000	20,000

Net loss	$(5,165,000)	$(12,136,000)

Weighted average number of shares outstanding	25,865,082	25,162,411

Basic and diluted loss per share	$(0.20)	$(0.48)

Comprehensive loss:
Net loss	(5,165,000)	(12,136,000)
Other comprehensive (loss) gain	(746,000)	1,422,000

	$(5,911,000)	$(10,714,000)

See accompanying notes to the Condensed Consolidated Financial Statements.

IDM PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities
Net loss	$(5,165,000)	$(12,136,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	205,000	448,000
Change in fair value of common stock warrants	512,000	4,728,000
Depreciation and amortization	167,000	170,000
Foreign exchange loss	(222,000)	911,000
Change in operating assets and liabilities:
Related party accounts receivable (sanofi-aventis)	—	418,000
Accounts receivable	21,000	(7,000)
Inventory	(487,000)	—
Prepaid expenses and other current assets	(64,000)	(47,000)
Other long-term assets	—	42,000
Accounts payable and accrued liabilities	271,000	(1,448,000)
Accrued payroll and related expenses	(45,000)	(580,000)
Deferred revenues	(4,000)	(5,000)
Other liabilities	93,000	650,000

Net cash used in operating activities	(4,718,000)	(6,856,000)

Investing activities
Proceeds from sale of assets	—	62,000
Purchase of property and equipment	(3,000)	(9,000)

Net cash (used in) provided by investing activities	(3,000)	53,000

Financing activities
Net proceeds from issuance of common stock	—	1,000

Net cash provided by financing activities	—	1,000

Effect of exchange rate on cash and cash equivalents	(660,000)	787,000

(Decrease) increase in cash and cash equivalents	(5,381,000)	(6,015,000)
Cash and cash equivalents at beginning of period	12,752,000	28,382,000

Cash and cash equivalents at end of period	$7,371,000	$22,367,000

See accompanying notes to the Condensed Consolidated Financial Statements.

IDM PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2009
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
     On November 17, 2008 the Committee for Medicinal Products for Human Use, or CHMP, issued a positive opinion, recommending grant of a centralized marketing authorization in the European Union, or EU, for MEPACT. The CHMP recommendation was formally adopted by the CHMP on December 18, 2008 and final European Commission approval was received on March 6, 2009. The centralized marketing authorization allows mifamurtide to be marketed in the 27 Member States of the EU, as well as in Iceland, Liechtenstein and Norway. Mifamurtide was granted orphan medicinal product status in Europe in 2004 and under European pharmaceutical legislation is entitled to a period of 10 years market exclusivity in respect of the approved indication.
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
     The Company had been jointly developing UVIDEM, a cell-based therapeutic vaccine product candidate based on dendritic cells, with sanofi-aventis S.A., or sanofi-aventis, for the treatment of melanoma. As discussed in Note 6, in December 2007, sanofi-aventis announced it decision to terminate participation in the UVIDEM development program. In January 2008, the Company’s Board of Directors approved a plan to discontinue operations in Paris, France, which was primarily dedicated to the UVIDEM development program and such operations ceased in the second quarter of 2008.
2. Basis of Presentation
     The interim unaudited condensed consolidated financial statements of IDM Pharma have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. However, they do not include all of the information and disclosures required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009, as amended.
     In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows as of and for the three month periods ended March 31, 2009 and 2008 have been made. The interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
     The condensed consolidated financial statements include the accounts of the Company and its subsidiaries: Immuno-Designed Molecules, Inc. in Irvine, California and IDM Pharma S.A. in Paris, France. All intercompany accounts and transactions have been eliminated in the consolidation. The Company closed the operations of IDM Pharma S.A. as of June 2008 pursuant to the January 2008 restructuring plan. The Company continues to maintain IDM Pharma S.A. as a French subsidiary and to conduct its business, now solely related to MEPACT, both directly and through the use of consultants and contracted activity.
3. Recent Operating Results and Liquidity
     The Company has incurred significant net losses and has generated limited revenues since inception. As of March 31, 2009, the Company’s accumulated deficit was $221.8 million and the Company’s revenues for the three months ended March 31, 2009 and 2008 were $4,000 and $2.4 million respectively. The Company will continue to spend significant amounts on pre-commercial activities for mifamurtide in Europe, including amounts spent for manufacturing clinical and commercial supplies. Successful transition to commercialization and to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure and, if necessary, obtaining additional financing and/or reducing expenditures. The Company has historically funded its operations through collaborative agreements with strategic partners and equity financings. As discussed in Note 9, beginning in 2006 and continuing through 2008, management has implemented restructuring and cost reduction initiatives, including the closure of IDM Pharma S.A. in the second quarter of 2008.
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
     To continue operations, the Company will need to raise additional capital or pursue strategic opportunities in 2009. The Company has engaged JMP Securities, LLC, an investment bank, to advise it in exploring alternatives available to it with respect to a possible merger or acquisition transaction.
     There is no assurance that the Company will be able to raise additional funds, that it can find a commercialization or collaboration partner or that a merger or acquisition will occur. Management will continue to assess the adequacy of the Company’s capital resources on an ongoing basis. If a partnership, merger or acquisition is not consummated, the Company will need to raise additional capital during 2009 to fund its ongoing operations and commercialization for MEPACT in Europe. Should such financing be unavailable or on terms unacceptable to the Company, when required, the consequences would have a material adverse effect on its business, financial condition, results of operations and cash flows.
     As a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program, and the Company’s decision to discontinue operations in Paris, France, the Company expects to generate little, if any, revenues in the near term. The Company expects to receive revenues from sales in Europe of its lead product candidate, MEPACT, assuming that it can find a commercialization partner or can raise additional capital to commercialize it itself. However, any efforts by the Company or any future partners to commercialize MEPACT may not be successful.
     On December 26, 2007, sanofi-aventis notified the Company of its decision to terminate its participation in the UVIDEM development program and the Company has put further development of the program on hold. As disclosed in Note 6, the Company entered into a settlement agreement with sanofi-aventis under which sanofi-aventis paid the research and development costs of the UVIDEM development program for the first quarter of 2008 and an additional amount related to the shut down of the UVIDEM program.
     In January 2008, the Company’s Board of Directors authorized a second organizational restructuring that resulted in a workforce reduction in Irvine, California on January 29, 2008, and the closure of the Company’s operations in Paris, France as of the end of the second quarter of 2008. The Company continues to maintain IDM Pharma S.A. as a French subsidiary and conduct its business, now solely related to MEPACT, both directly and through the use of consultants and contracted activity.

     The Company’s continuing operating losses, operating cash flow deficits, uncertainty in funding sources and plans for pre-launch commercial activities of MEPACT in Europe, together raise substantial doubt about its ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that it will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
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
     At March 31, 2009, $5.7 million was invested in three money market mutual funds, which consist of primarily government and high-grade securities, generally with maturities of less than three months. Due to their very short-term nature, such securities are subject to minimal interest rate risk. However, these investment can be affected by losses to the extent the underlying securities are adversely impacted by the current credit market conditions. The money market mutual funds are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although the funds seek to preserve the value of the investment at $1.00 per share, the Company can lose its invested principal if the underlying securities suffer losses. The funds may have holdings which include certain securities that are illiquid, in default, under restructuring or have been subject to a ratings downgrade. However, the funds continue to report a per share net asset value, or NAV, of $1.00, which represents the price at which investors buy and sell fund shares from and to the fund company. The NAV is computed once at the end of each trading day based on the closing market prices of the portfolio’s securities. The Company believes that its investment has not been impaired and that it can continue to withdraw its funds at any time without restriction. The Company will continue to monitor the value of the funds periodically for potential indicators of impairment.
Inventory
     Inventory relates to raw materials for the Company’s lead product, MEPACT. The Company began to capitalize raw material costs to manufacture mifamurtide for commercial sales in the first quarter of 2009 as it received final approval on a centralized marketing authorization in the EU on March 6, 2009.
     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-to-expire method. Inventories are reviewed periodically for slow-moving or obsolete status. The Company adjusts its inventory to reflect situations in which the cost of inventory is not expected to be recovered. The Company would record a reserve to adjust inventory to its net realizable value: (1) if the launch of a new product is delayed, inventory may not be fully utilized and could be subject to impairment; (2) when a product is close to expiration and not expected to be sold; (3) when a product has reached its expiration date; or (4) when a product is not expected to be saleable. In determining the reserves for these products, the Company considers factors such as the amount of inventory on hand and its remaining shelf life, and current and expected market conditions, including management forecasts and levels of competition. As of March 31, 2009, no inventory reserves were recorded on the Company’s consolidated balance sheet.

Impairment of long lived assets
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company periodically evaluates the value reflected on its balance sheet of long-lived assets, such as patents and licenses, when events and circumstances indicate that the carrying amount of an asset may not be recovered. Such events and circumstances include recommendations by advisory panels to the FDA regarding evidence of effectiveness of the Company’s drug candidates, communication with the regulatory agencies regarding safety and efficacy of our products under review, the use of the asset in current research and development projects, any potential alternative uses of the asset in other research and development projects in the short to medium term, clinical trial results and research and development portfolio management options. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. At March 31, 2009, the license from Novartis granting the Company an exclusive, worldwide license to intellectual property rights relating to mifamurtide represented approximately $2.2 million of the total amount in Patents, Trademarks and Other Licenses. The balance relates to IDM-2101, which the Company has placed on hold, other than planning activities for possible future clinical studies. Based on the recent marketing authorization for MEPACT in Europe, the company believes the future cash flows to be received from the long-lived assets will exceed the assets carrying value indicating no impairment at March 31, 2009.
Net Loss Per Share
     Earnings per share, referred to as EPS, is computed in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding owned but unvested shares. Diluted EPS reflects the potential dilution of securities, such as common stock equivalents that may be issuable upon exercise of outstanding common stock options or warrants as well as all shares of preferred stock, which may be converted into common stock. Diluted EPS is computed by dividing net loss by the weighted average number of common and common stock equivalent shares. Prior to the application of the treasury stock method, common stock equivalents of 4,855,435 and 5,987,228 for the periods ended March 31, 2009 and 2008, respectively, have been excluded from EPS, as the effect is antidilutive.

	March 31, 2009	March 31, 2008

Options outstanding	1,005,558	1,760,881
Restricted stock awards (unvested)	100,000	476,470
Warrants outstanding	3,377,412	3,377,412
Reserved pursuant to option liquidity agreements	372,465	372,465

Total	4,855,435	5,987,228

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
     Beginning January 1, 2008, the Company estimated expected stock price volatility for accounting purposes based on historical volatility data since its listing as a publicly traded company in August 2005. The Company applies the “simplified method” in estimating the expected term of equity awards as allowed under Staff Accounting Bulletin (SAB) No. 110. SAB 110 permits the continued use of the simplified method after December 31, 2007 for companies which do not have sufficient historical exercise data due to limited trading history or where an entity has or expects to have significant structural changes in its business such that its historical exercise data may not be relevant. There are no changes to other valuation assumptions and methodologies.

     The following table summarizes the share-based compensation expense for stock options and restricted stock awards granted under the Company’s equity plans to employees, directors and consultants that the Company recorded in accordance with SFAS No. 123(R) for the three months ended March 31, 2009 and 2008.

	Three months ended
	March 31,
	2009	2008

Research and development	$23,000	$86,000
General and administrative	179,000	359,000
Selling and marketing	3,000	3,000

Total stock-based compensation expense	$205,000	$448,000

     As of March 31, 2009, there was $1.8 million (gross of estimated forfeitures) of total unrecognized compensation cost related to non-vested options granted under all equity compensation plans. The weighted average term over which the compensation cost will be recognized is 2.13 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
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
     During the three months ended March 31, 2009, the Company granted no restricted stock awards. The Company recorded $0.1 million in share-based compensation expense for restricted stock awards in the three months ended March 31, 2009 and 2008. At March 31, 2009, the Company had 744,414 shares of restricted stock awards outstanding, of which 644,414 were vested. Unrecognized compensation for restricted stock was $0.1 million at March 31, 2009 (assuming that all service and performance milestones will be met) and will be recognized in the second quarter of 2009.
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
     In connection with the financing, the Company agreed to file a registration statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, registering for resale the shares of common stock sold in the financing, including the shares of common stock underlying the warrants, within 30 days of the closing and have the registration statement declared effective within 90 days of the closing, referred to as the Resale Registration Statement. Pursuant to the terms of the unit purchase agreement, the Company is subject to various penalties up to approximately $1.6 million on an annual basis, in the event that the Resale Registration Statement was not filed with the Securities and Exchange Commission, or SEC, within 30 days after the closing date or was not declared effective within 90 days after the closing date or is not available for resales by the purchasers or other specified events have occurred as set forth in the unit purchase agreement. Pursuant to the terms of the unit purchase agreement, the Company filed the Resale Registration Statement with the SEC on March 21, 2007, which was declared effective May 4, 2007.

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
     Under both the February and June 2007 stock purchase agreements, upon a change in control (as described in the warrant agreements) in which the Company receives all cash consideration, the unexercised portion of these warrants becomes exercisable for (or in the case of the February 20, 2007 warrants is terminated in exchange for) cash in an amount equal to such warrants’ value computed using the Black-Scholes-Merton pricing model with prescribed assumptions and guidelines.
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
     The fair value of the warrants during the three months ended March 31, 2009 and 2008 increased in the aggregate by $0.5 million and $4.7 million, respectively, which was recorded as non-cash interest expense in the respective periods. The change in the value of the warrants during the three months ended March 31, 2009 and 2008 was primarily due to a net increase in the Company’s stock price.
     As of March 31, 2009 and December 31, 2008, the fair value of the warrants recorded on the Company’s balance sheet was $4.0 million and $3.5 million, respectively. The $4.0 million represents the fair value of the warrants using the Black-Scholes-Merton pricing model. If a change in control in which all cash consideration is paid were actually to occur, the amount to be paid to the warrant holders would be determined using specific valuation assumptions prescribed in the warrant agreements which differ from those used in measuring the fair value of the warrants prior to such event. The cash payment could be significantly higher or lower, depending on the actual per share transaction price, prescribed volatility and after adjusting the expected term to the actual remaining life of the outstanding warrants.
     In June 2008, the FASB issued EITF Issue No. 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). Paragraph 11(a) of SFAS 133 “Accounting for Derivatives and Hedging Activities” specified that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No. 07-5 provided a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. Since the Company’s warrants are accounted for as a liability under EIFT 00-19, the adoption of EITF No. 07-5 did not have a material impact on the Company’s condensed consolidated financial statements.
6. Research and Development and Other Agreements
  License Agreement with Novartis
     In March 2003, the Company entered into an asset purchase agreement with Jenner Biotherapies, Inc., or Jenner. Pursuant to the terms of the agreement, the Company purchased certain of Jenner’s assets, which included the Company’s lead product candidate, mifamurtide, and an exclusive worldwide license from Ciba-Geigy Ltd., now known as Novartis, covering patent rights to compounds that the Company uses in the production of mifamurtide. The initial purchase consideration of $3.1 million was allocated to the MEPACT license, which was determined to have alternative future use and is included in Patents, Trademarks and Other Licenses. Under the license agreement, the Company is required to make certain potential milestone payments with respect to MEPACT totaling $2.75 million which is triggered by the achievement of gross profit related to MEPACT. The Company achieved two of the milestones totaling $750,000 in 2006 and prior years although no amounts had been previously recorded in the Company’s financial statements because ultimate payment was not determined to be probable. In the second quarter of 2008, based on the status of the EMEA review of the MAA and the assessed probability of European approval, the Company determined that the $750,000 could be payable in the event MEPACT is successfully commercialized in Europe. As such, the Company capitalized this additional amount as Patents, Trademarks and Other Licenses and recorded a corresponding liability. Pursuant to the license agreement, the total milestones payable in any year with respect to all such milestones shall not exceed twenty-five percent of the gross profit of MEPACT in any year, with the balance being carried forward to later years without incurring interest. The Company also agreed to pay royalties with respect to net sales of MEPACT, which royalties will be reduced by an established percentage upon the expiration of certain patent protection in accordance with the terms of the license. A portion of the milestone payments will be credited against these royalty obligations.
     The Novartis license was being amortized over ten years, which was management’s estimate of the expected life of products developed from the use of the license at the time the assets were acquired. Beginning in the second quarter of 2009, the remaining net book value of the Novartis license at March 31, 2009 will be amortized over ten years (the market exclusivity period) as the final approval from the European Commissiion on the MAA for MEPACT was received on March 6, 2009.
     IDM Pharma’s direct research and development expenses related to MEPACT amounted to approximately $2.4 million and $2.1 million for the three months ended March 31, 2009 and 2008, respectively.
  Agreement with sanofi-aventis
     Sanofi-aventis is a stockholder and, until March 2008, was a collaborative partner of the Company and is, therefore, considered a related party. Through March 31, 2009, sanofi-aventis invested approximately $33.0 million in the Company and owned approximately 4.6% of the Company’s outstanding common stock. In July 2001, the Company entered into an agreement with sanofi-aventis to cooperate in cellular immunotherapy research for the development and marketing of immunologic treatment for cancers. Under this agreement, sanofi-aventis has the right to select up to 20 cell drug development programs over a ten year period (individually an “option”) from the Company’s line of research and development activities.
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

     The Settlement Agreement provided that sanofi-aventis would pay the Company $8.1 million (€5.2 million converted at the average exchange rate in the second quarter of 2008). Of the $8.1 million, $2.4 million was for the research and development costs of the UVIDEM development program for the first quarter of 2008, which was received and recognized as revenue in that quarter, and $5.7 million was related to the shut down of the UVIDEM program, which was received and recognized as contract settlement income in the second quarter of 2008. Revenue recognized for the three months ended March 31, 2008 under the sanofi-aventis agreement was $2.4 million which was all related to the reimbursement of R&D expenses. No further payments or revenues from sanofi-aventis for the UVIDEM program were received after the second quarter of 2008.
     Direct research and development expenses related to UVIDEM were $4,000 in the three months ended March 31, 2009, and approximately $0.8 million in the three months ended March 31, 2008.
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
8. Government Research Funding
     In January 2007, the Company received $0.4 million on a grant through a new French government sponsored program to conduct research and clinical studies related to macrophages with antibodies and cancer vaccine antigen formulations. As of March 31, 2009, the $0.4 million was recorded as deferred revenue. As a result of the decision to shut down its operations in Paris, France, the Company has provided notice of cancellation of this grant, which it has the right to do with 30-days notice without penalty. According to the terms of the grant, upon cancellation, the Company may have to refund any advance payments received for work it has not yet performed, although the Company does not believe it will have to refund any advance payments based on work it has performed and monetary contributions it has made to the project. The unamortized revenue will remain in current liabilities until the Company receives confirmation from the grant agency as to whether such amount is subject to repayment.
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
     In January 2008, the Company’s Board of Directors authorized an organizational restructuring that resulted in a workforce reduction in Irvine, California on January 29, 2008, and the closure of the operations and termination of all employees in Paris, France as of the end of the second quarter of 2008. This organizational restructuring resulted primarily from the discontinued development of UVIDEM, the Company’s investigational therapy for the treatment of melanoma. Although the Company has suspended specific product development programs and has closed its Paris, France facilities, it will continue to develop product candidates for the treatment of cancer, including mifamurtide. The Company has consolidated and transferred the development activities of MEPACT from Paris, France to its Irvine, California facility and may also resume development of products put on hold when funding becomes available. As such, it has reported activities related to the suspended programs in continuing operations.
     The Company recorded a total cumulative charge of $4.5 million in restructuring costs under the January 2008 restructuring plan ($2.6 million was recorded in the first quarter of 2008). These costs were recorded as restructuring expense in the statements of operations and other current liabilities in the balance sheets. The Company does not expect to incur additional costs related to the January 2008 restructuring plan.. As such, no restructuring costs were incurred in the first quarter of 2009.
     A substantial portion of these expenses were offset by $5.7 million received in April 2008 under the March 2008 Settlement Agreement with sanofi-aventis in connection with its termination of participation in the UVIDEM development program as discussed in Note 6. In addition, the Company was able to sell the property and equipment and transfer the facility leases to third parties. Costs recovered and obligations relieved were recorded as a reduction in restructuring expense in 2008 when realized. In 2008, proceeds received from sale of property and equipment was $0.1 million and the costs to transfer facility leases to third parties amounted to $0.2 million.
  Employee Retention
     Retention bonuses based on continuous service and stock-based compensation related to restricted stock awards are recorded ratably over the requisite service or vesting periods, with immediate recognition of the remaining expenses if payment or vesting is accelerated upon the occurrence of specified events. Payments triggered by performance conditions will be recorded over the implicit service period if achievement is probable, or otherwise when the specified event occurs. Severance payments will be recorded upon separation. For the three months ended March 31, 2009, the Company recorded $0.1 million in cash compensation expense associated with retention and milestone bonuses and $5,000 in stock compensation expense in relation to the stock awards.
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
     On January 10, 2008, the Company’s Board of Directors also approved an executive officer retention program which provided that if a specified executive officer is terminated without cause prior to August 31, 2008, the executive officer would be entitled to receive a lump sum cash payment equal to such executive officer’s base salary, less standard deductions and withholding, for the period from the date of termination through August 31, 2008. The Company did not incur any expenses in connection with this aspect of the retention program as none of the executives were terminated without cause before August 31, 2008. The Company would also have had to pay a bonus to its executives upon a change in control through a merger or purchase transaction in 2008 or upon completing a financing transaction with gross proceeds of at least $7.0 million. The total bonus that could have been earned was $0.6 million, which is in addition to severance benefits in accordance with employment agreements. This amount was subsequently reduced to $0.4 million following our Chief Financial Officer’s decision to begin serving on a part-time basis. As a change in control or a financing did not occur by December 31, 2008, this bonus was not earned and no expenses were recognized. Additionally, the Company’s Board of Directors granted 250,000 shares of restricted stock with a total grant date fair value of $0.2 million on January 10, 2008 that vested over one year from December 20, 2007. Vesting of these restricted stock awards would have accelerated if a change in control occurred or if the executive was terminated without cause. The restricted shares were vested as of December 20, 2008 and the Company recorded $0.2 million of stock based compensation in connection with these vested awards in 2008.
     On April 3, 2008, the Company’s Board of Directors approved a retention program for certain non-executive employees which provides for the payment of bonuses on June 30, 2009, which can be accelerated, if the employee is terminated without cause or there is a change of control before such date. Bonuses totaling $0.4 million may be paid under the plan over 2008 and 2009. As of March 31, 2009, the Company recorded a cumulative charge of $0.3 million related to this bonus plan, of which $0.1 million was recorded in the first quarter of 2009. In addition, the Company’s Board of Directors granted 296,750 shares of restricted stock with a total grant date fair value of $0.8 million that vest upon the Company’s receipt of a positive opinion with respect to the MAA for mifamurtide from the CHMP of the EMEA prior to December 31, 2008. The restricted stock was deemed vested on November 17, 2008. The Company recorded $0.8 million of stock based compensation ratably over the last three quarters of fiscal 2008 in connection with these restricted awards.

     On June 25, 2008, the Company’s Board of Directors approved an executive officer (applicable to executive officers other than the CEO, and following his decision to move to part-time status, the Company’s CFO) retention and bonus plan, which provided that if a specified executive officer was terminated without cause after August 31, 2008 but prior to December 31, 2008, the executive officer would be entitled to receive a lump sum cash payment equal to such executive officer’s base salary, less standard deductions and withholding, for the period from the date of termination through December 31, 2008. The Company could have incurred expenses totaling $0.2 million in connection with the retention program if executives were terminated without cause before December 31, 2008. As none of the executives was terminated without cause before December 31, 2008, the Company did not incur any expenses. The Company would also be obligated to pay a bonus to its executives (applicable to executive officers other than the CEO and CFO) upon the earlier of the filing of an amended NDA with the FDA for mifamurtide prior to December 31, 2008 or a change of control of the Company (as defined in the executive plan) prior to December 31, 2008. The total bonus that could have been earned under this provision of the plan was $0.2 million. Because the Company did not file the amended NDA to address issues raised by the FDA by December 31, 2008, this milestone was not achieved. As such, no expenses were recorded related to this bonus. In addition, the Company would pay a bonus to each of its executive officers upon the earlier of the Company’s receipt of a positive opinion with respect to the MAA for mifamurtide from the CHMP of the EMEA prior to December 31, 2008, or a change of control of the Company prior to December 31, 2008. The total potential bonus under this provision of the plan was $0.4 million. As the Company received the positive opinion from the CHMP on November 17, 2008, it recorded $0.4 million of compensation expense ratably over the last two quarters of fiscal 2008. This bonus was paid out as of December 31, 2008. All benefits payable to the executive officers under this retention and bonus plan are in addition to severance benefits in accordance with their respective employment agreements.
     On December 11, 2008, the Company’s Board also approved the adoption of a plan for certain of its specified executive officers (applicable to executive officers other than the CEO and CFO) primarily providing for a cash bonus payable in connection with the filing of an amended NDA with the U.S. FDA for mifamurtide on or prior to March 31, 2009. Under the terms of this plan, upon the earlier of (i) the filing of an NDA amendment with the FDA for mifamurtide prior to March 31, 2009 or (ii) a change of control of the Company prior to March 31, 2009, a lump sum cash bonus payment would be payable to certain of the Company’s specified executive officers, provided such executive officer was an employee of the Company immediately prior to the closing of such change of control or filing of such NDA amendment. This cash payment would have been in addition to any payment the specified executive officer is entitled to under such officer’s employment agreement or any other compensation arrangement. The Company would have had to pay a total of $0.2 million in connection with this plan. As the Company has placed the U.S. mifamurtide NDA amendment submission on hold until it completes its review of strategic alternatives available to the Company, this milestone was not achieved. As such, no expenses were recorded related to this bonus.
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
     In accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109, Accounting for Income Taxes (FIN 48), uncertain tax positions and related interest and penalties are included in income tax expense. At March 31, 2009 and December 31, 2008 the Company recorded

$1,424,000 and $1,493,000, respectively, of unrecognized tax benefits, including accrued interest and penalties. Uncertain tax positions are classified as non-current liabilities unless expected to be paid in one year. Unrecognized tax benefits are not expected to change significantly over the next twelve months except for tax payments related to these matters. Due to the existence of the valuation allowance, future changes in unrecognized tax benefits are not expected to impact the Company’s effective tax rate.
11. Fair Value Measurements
     The Company adopted the provisions of the SFAS No. 157, Fair Value Measurements effective January 1, 2008 for its financial assets and liabilities. The FASB delayed the effective date of SFAS No. 157 until January 1, 2009, with respect to the fair value measurement requirements for non-financial assets and liabilities that are not remeasured on a recurring basis. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The adoption of SFAS 157 did not have a material impact on the Company’s condensed consolidated financial statements.
     In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies cash equivalents (including its money market mutual funds) as Level 1 assets as they are valued using quoted market prices with no valuation adjustments applied. As of March 31, 2009 the Company had $5.7 million in money market securities included in cash and cash equivalents. Fair values determined by Level 2 inputs are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable or can be corroborated by observable market data for the asset or liability, either directly or indirectly. The Company classifies its common stock warrants, which are valued at $4.0 million at March 31, 2009 as Level 2 instruments. The fair value of these derivative liabilities are determined using the modified Black Scholes pricing model based on market observable inputs, including the Company’s stock price, volatility and risk-free interest rates. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These include certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. The Company does not hold any Level 3 instruments.
     In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement.
     There were no remeasurements to fair value during the three months ended March 31, 2009 of financial assets and liabilities that are not measured at fair value on a recurring basis.
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
12. New Accounting Standards
     In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements. EITF No. 07-1 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements to jointly develop, manufacture, distribute and market a product whereby the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for fiscal years beginning after December 31, 2008, which is the Company’s fiscal year 2009, and is applied as a change in accounting principle retrospectively for all collaborative agreements existing as of the effective date. The adoption of EITF No. 07-1 did not have a material impact on the Company’s condensed consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. These standards will significantly change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141(R) requires companies to recognize all the assets acquired and liabilities assumed in a business combination and establishes the acquisition-date fair value as the measurement objective, including capitalizing at the acquisition date the fair value of acquired in-process research and development, and re-measuring and writing down these assets, if necessary, in subsequent periods during their development. SFAS No. 141(R) will also impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration), exclude transaction costs from acquisition accounting, and change accounting practices for acquired contingencies, acquisition-related restructuring costs, indemnification assets, and tax benefits. SFAS No. 141(R) and SFAS No. 160 will be applied prospectively for business combinations that occur on or after January 1, 2009, except that presentation and disclosure requirements of SFAS No. 160 regarding noncontrolling interests shall be applied retrospectively. The Company adopted SFAS No. 141(R) and SFAS No. 160 as of January 1, 2009, as required and will apply this prospectively to business combinations for which the acquisition date is on or after January 1, 2009.
     In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which the cost of a recognized intangible asset is amortized under SFAS No. 142, Goodwill and Other Intangible Assets. The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, Business Combinations. The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The adoption of FSP FAS No. 142-3 did not have a material impact on the Company’s condensed consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.   SFAS 162 supersedes Statement on Auditing Standards (“SAS”) No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The guidance in this new standard, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with GAAP, is not materially different from the guidance contained in SAS 69. SFAS No. 162 became effective 60 days following the SEC’s approval, which occurred on September 16, 2008, of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of SFAS No. 162 did not have a material impact on the Company’s condensed consolidated financial statements or result of operations.
     In June 2008, the FASB issued EITF Issue No. 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). Paragraph 11(a) of SFAS 133 “Accounting for Derivatives and Hedging Activities” specified that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No. 07-5 provided a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The adoption of EITF No. 07-5 did not have a material impact on the Company’s condensed consolidated financial statements.
     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and our 2008 audited financial statements and notes thereto included in our Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.
Operating results for the three months ended March 31, 2009 are not necessarily indicative of results that may occur in future periods.
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
     On November 17, 2008, the Committee for Medicinal Products for Human Use, or CHMP, issued a positive opinion, recommending grant of a centralized marketing authorization for MEPACT. The CHMP recommendation was formally adopted by the CHMP on December 18, 2008, and final European Commission, or EC, approval was received on March 6, 2009. The centralized marketing authorization allows MEPACT to be marketed in the 27 Member States of the EU, as well as in Iceland, Liechtenstein and Norway. MEPACT was granted orphan medicinal product status in Europe in 2004 and under European pharmaceutical legislation is entitled to a period of 10 years market exclusivity in respect of the approved indication.
     On August 27, 2007, the FDA issued a not approvable letter to us after completing the review of the NDA for mifamurtide. The FDA requested data from additional clinical trials to demonstrate the benefit of mifamurtide, as well as information or clarification with respect to other sections of the NDA. In order to focus on those areas we believe can provide the most near term value to our stockholders and to ensure we have adequate cash to complete our review of strategic options for the Company, we are concentrating our near-term efforts on certain MEPACT pre-launch commercial activities in Europe and review of such strategic options, including merger or acquisition opportunities, which may involve a change in control of our company. Consequently, we have placed the U.S. mifamurtide NDA amendment submission on hold until we complete our strategic review, which will allow us to operate into the third quarter of 2009. We have engaged JMP Securities, LLC, an investment bank, to advise us in exploring alternatives available to us with respect to a possible merger or acquisition transaction.
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
     In addition, we currently do not have operational sales and marketing infrastructure for MEPACT and do not currently have plans or sufficient funds to secure this capability. We would need to complete a strategic collaboration or other transaction with a strategic partner that has EU and/or U.S. commercialization abilities or otherwise arrange for the commercialization ourselves. If we are unable to commercialize MEPACT ourselves or with or through a partner, any delay would materially adversely affect our business and financial position due to reduced or delayed revenues from MEPACT sales.
     We have an agreement with Novartis granting us an exclusive, worldwide license to intellectual property rights relating to MEPACT. We have exclusive worldwide sales and marketing rights for MEPACT, except in Israel and South East Europe where we granted distribution rights to third parties.
     We had been jointly developing UVIDEM, a cell-based therapeutic vaccine product candidate based on dendritic cells, with sanofi-aventis S.A., or sanofi-aventis. UVIDEM is based on dendritic cells, a type of specialized immune cells derived from a patient’s own white blood cells, exposed to tumor cell antigens in our production facility and then reinjected into the patient in order to stimulate the immune system to recognize and kill tumor cells that display these antigens on their surface. We completed patient enrollment in two Phase 2 clinical trials of UVIDEM for the treatment of melanoma and in the fourth quarter of 2007 started a new Phase 2 clinical trial of UVIDEM.
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
     We have also been developing IDM-2101 for non-small cell lung cancer, or NSCLC. IDM-2101 is composed of multiple tumor-specific cytotoxic T-lymphocyte (CTL), epitopes that were selected from tumor-associated antigens. Some of the epitopes have been modified to create analogs in order to enhance the potency of the T cell response induced by the vaccine. We reported on early Phase 2 results of IDM-2101 at the ASCO meeting in June 2007 and the iSBTc meeting in November 2007, and reported on Phase 2 follow-up data at the ASCO meeting in June 2008. A manuscript of the study results were submitted, accepted and published in the September 20, 2008 issue of the Journal of Clinical Oncology. To conserve capital, we have put all further development of IDM-2101 on hold.

     As previously announced, we are evaluating our research and development programs, including related assets and costs, and strategic alternatives available to us. We are focusing our current research and development activities primarily on mifamurtide. In order to contain our expenses, we have discontinued further development of our other product candidates, including UVIDEM for treatment of melanoma, COLLIDEM for treatment of colorectal cancer and BEXIDEM, a product candidate for which we completed the Phase 2 stage of a Phase 2/3 clinical trial in Europe for the treatment of superficial bladder cancer, until collaborative partners can be found or other funding for those programs becomes available.
     We completed a $12.9 million equity financing in February 2007 and a $25.0 million equity financing in June 2007 (see Note 5 to the Condensed Consolidated Financial Statements included in this report). These proceeds and savings from continued cost management initiatives are expected to provide sufficient working capital for our currently planned operations into the third quarter of 2009.
Results of Operations for the Three Months Ended March 31, 2009 and 2008
     Revenues. We had total revenues of $4,000 for the three months ended March 31, 2009, compared to total revenues of $2.4 million for the three months ended March 31, 2008. Revenue for the three months ended March 31, 2009 were from amortization of deferred revenues related to the distribution agreements for MEPACT. For the three months ended March 31, 2008, substantially all of our revenues were generated from our research and development activities under our collaboration agreement with sanofi-aventis for the UVIDEM program, which we placed on hold in December 2007 following sanofi-aventis’ notification that it was discontinuing its participation in the development of the program.
     Research and Development Expenses. Total research and development expenses were $3.0 million and $3.9 million for the three months ended March 31, 2009 and March 31, 2008, respectively. The decrease in research and development expenses were primarily due to a $0.8 million reduction in spending related to clinical development of UVIDEM, which we placed on hold in December 2007 following sanofi-aventis’ notification that it was discontinuing its participation in the development of the program, $0.2 million in savings due to the closing of our Paris, France facility, and $0.2 million decrease in spending associated with development activities related to products currently on hold, partially offset by higher spending of $0.3 million related to regulatory filings and manufacturing of MEPACT clinical supplies for our compassionate use program.
     Direct research and development expenses related to our product candidates to destroy residual cancer cells were approximately $2.4 million and $2.1 million for the three months ended March 31, 2009 and 2008, respectively. Direct research and development expenses related to our product candidates to prevent tumor recurrence were approximately $0.1 million and $1.0 million for the three months ended March 31, 2009 and 2008, respectively.
     Selling and Marketing Expenses. Selling and marketing expenses were $0.5 million and $0.2 million for the three months ended March 31, 2009 and 2008, respectively. These expenses consisted primarily of costs related to our participation in trade conferences and to the employment costs of our business development employees. Higher expenses in 2009 were the result of additional consulting fees in connection with pricing and reimbursement analysis of MEPACT in Europe.
     General and Administrative Expenses. General and administrative expenses were $1.3 million and $2.6 million for the three months ended March 31, 2009 and 2008, respectively. Expenses for the 2009 period were lower primarily due to $0.5 million savings from the closing of our Paris facility, a $0.5 million reduction in finance-related consulting fees, as well as a decrease of $0.2 million in stock compensation expense during the 2009 period.
     Restructuring Expenses. There were no restructuring expenses recorded for the three months ended March 31, 2009 as we recorded all charges related to the January 2008 restructuring plan as of December 31, 2008. Restructuring expenses were $2.6 million for the three months ended March 31, 2008, which included $2.3 million of severance benefits and $0.3 million of shutdown costs related to the closing of our facility in Paris, France.

     Interest Income. Interest income for the three months ended March 31, 2009 and 2008 were $28,000 and $0.2 million, respectively. The decrease in interest income during the 2009 period was due to lower average investment balances and lower rates of return.
     Interest Expense related to Warrants. Interest expense for the three months ended March 31, 2009 and 2008 was $0.5 million and $4.7 million, respectively, substantially all of which is a non-cash interest expense to record the net change in the fair value of warrants issued in connection with the February and June 2007 financings. The lower increase in the fair value during the 2009 period is primarily due to a smaller increase in our stock price during the 2009 period compared to the 2008 period.
     Foreign Exchange Gain or Loss. We have an inter-company loan from our subsidiary in France to our subsidiary in the United States. This loan is denominated in U.S. dollars and is revalued each quarter based on changes in the value of the U.S. dollar versus the euro and all related changes are recognized in earnings. For the three months ended March 31, 2009, we recorded a foreign exchange gain of $0.1 million compared to a loss of $0.9 million for the three months ended March 31, 2008. The gain in the 2009 period was due to the decrease in the exchange rate between the U.S. dollar and the euro with no change to the inter-company loan balance during the quarter ended March 31, 2009, compared to an increase in the exchange rate between the U.S. dollar and the euro with a decreasing inter-company loan balance during the quarter ended March 31, 2008.
     Income Tax Benefit. We recorded $17,000 and $20,000 of tax benefit for the three months ended March 31, 2009 and 2008, respectively. The 2009 and 2008 periods reflect an adjustment of the provision for income tax in accordance with FIN 48 for uncertain income tax positions (see Note 10 to the Condensed Consolidated Financial Statements included in this report). Due to our historical losses, we maintain a full valuation allowance for all deferred tax assets with the exception of research and development tax credits generated by our Paris, France subsidiary, which are payable to us in cash if the credits are not utilized three years after they are generated.
     As of March 31, 2009, we had research and development tax credits of $0.7 million that represent an account receivable corresponding to our accumulated income tax benefit from the French government, of which $0.2 million is recoverable during the next nine months.
     Net Loss. Our net loss decreased to $5.2 million for the three months ended March 31, 2009, compared to $12.1 million for the three months ended March 31, 2008, as a result of the factors described above.
Liquidity and Capital Resources
     Our continuing operating losses, operating cash flow deficits, uncertainty in funding sources and plans for pre-launch commercial activities of MEPACT, together raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
     We will continue to spend significant amounts on pre-commercial activities for mifamurtide, including amounts spent for manufacturing clinical and commercial supplies. On January 10, 2008, our Board of Directors authorized an organizational restructuring that resulted in a workforce reduction in Irvine, California on January 29, 2008, and the closure of our operations in Paris, France as of the end of the second quarter of 2008. This organizational restructuring resulted primarily from the discontinued development of UVIDEM, our investigational therapy for the treatment of melanoma. We continue to maintain IDM Pharma S.A. as a French subsidiary and conduct its business, now solely related to MEPACT, both directly and through the use of consultants and contracted activity.
     As of March 31, 2009, our cash and cash equivalents totaled $7.4 million, compared to $12.8 million as of December 31, 2008. In February 2007, we completed a private placement of our common stock and warrants to purchase common stock and received approximately $12.9 million in gross proceeds. In June 2007, we completed a registered direct offering of our common stock and warrants to purchase common stock and received approximately $25.0 million in gross proceeds. Cash and cash equivalents include principally cash and money-market funds denominated in both euros and U.S. dollars. We use our cash and cash equivalents to cover research and development expenses and corporate expenses related to selling and marketing and general and administrative activities. If we enter into collaborations for certain of our products, we expect that our strategic partners would assume most, if not all, of the costs of further product development. Unless we find a strategic partner for a product, we bear all costs related to its development. We expect to incur significant expenses as we continue to pursue regulatory approval and potential commercialization of MEPACT.
     Net cash used in operating activities decreased to $4.7 million for the three months ended March 31, 2009, compared to $6.9 million for the three months ended March 31, 2008. This decrease in cash used by operating activities was primarily the result of lower losses including the effects from the shut down of our operations in Paris, France.
     Net cash used in investing activities was $3,000 during the three month ended March 31, 2009, compared to $0.1 million of net cash provided by investing activities during the three months ended March 31, 2008. The proceeds from investing activities in 2008 is from sale of property and equipment from our Paris facility.
     As of March 31, 2009, our current liabilities were $9.8 million, which includes the current portion of deferred revenues of $0.4 million, $2.8 million in accounts payable and accrued liabilities, $0.7 million in accrued compensation for employees and $4.0 million related to common stock warrant liabilities. Current liabilities also include $1.5 million in tax obligations, $0.1 million relating to the current portion of an interest-free loan from the French government, which is due and payable upon request and $0.3 million of accrued restoration costs for our Irvine, California facility.
     Our long-term liabilities as of March 31, 2009 were $1.2 million, which includes the $0.8 million Novartis milestone payment accrual, the non-current portion of deferred revenues of $0.1 million, and the non-current portion of an interest-free loan of $0.3 million from the French government that provides support to French companies for research and development. We must repay the remaining $0.3 million balance of the French government loan in 2011.
     Our financial requirements to date have been met primarily through sales of equity securities, payments received under our collaboration agreement with sanofi-aventis and other partners, together with grants received from governmental agencies.
     As a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program, and our decision to discontinue operations in Paris, France, we expect to generate little, if any, revenues in the near term. We expect to receive revenues from sales of our lead product candidate, MEPACT, in Europe assuming that we choose to market MEPACT ourselves. However, we may have to spend significant amounts of capital to commercialize MEPACT, and these efforts may not be successful.
     As previously announced, we are evaluating our research and development programs, including related assets and costs, and strategic alternatives available to us. The options we are considering include various strategic transactions, including merger or acquisition opportunities, which may involve a change in control of our company. We have engaged JMP Securities, LLC, an investment bank, to advise us in exploring alternatives available to us with respect to a possible merger or acquisition transaction. In the event we do not complete a strategic transaction, we will likely seek additional funding, which may be accomplished through equity or debt financings, and/or collaboration and license agreements. We may not be able to obtain additional financing or accomplish any other business transaction we decide to pursue on terms that are favorable to us or at all. In addition, we may not be able to enter into additional collaborations to reduce our funding requirements. Given the current volatility in the capital markets and the weakening economy, obtaining additional funding in the near future, whether through equity or debt financing and/or collaboration and license agreements, or otherwise completing a merger or acquisition transaction, may be difficult or impossible. If we acquire funds by issuing securities, dilution to existing stockholders will result. If we raise funds through additional collaborations and license agreements, we will likely have to relinquish some or all of the rights to our product candidates or technologies that we may have otherwise developed ourselves. We do not have committed sources of additional funding and may not be able to obtain additional funding, particularly if volatile conditions in the capital markets, and more particularly in the markets for biotechnology company stocks, persist. Our failure to obtain additional funding may require us to delay, reduce the scope of or eliminate one or more of our current research and development projects, sell certain of our assets (including one or more of our drug programs or technologies), sell our company, or dissolve and liquidate all of our assets.

     Our capital expenditures include purchase of property and equipment, including research and development laboratory equipment and product manufacturing facilities. Capital expenditures also include purchase of intangible assets, including payment of patent development costs, and acquisition of third party licenses, patents, and other intangibles.
     Our major outstanding contractual obligations relate to our long-term debt, operating lease obligations, obligations under a number of our collaboration, licensing and consulting agreements and certain cash settlement provisions in our warrant agreements. As a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program and our decision to shut down our operations in Paris, France, we have terminated and transferred our leases to third parties with respect to our facilities in Paris, France, and terminated various contractual arrangements in order to minimize the financial impact of the program termination. In addition, the lease for our facility in Irvine, California terminates November 30, 2009. In connection with the termination of the lease we are required to restore certain portions of the facility, which we made modifications to in support of our business needs at the time, to their pre-existing condition. We have estimated that the restoration would cost approximately $0.3 million, which we have recorded as a current liability as of March 31, 2009.
     Under certain of our collaboration and licensing agreements, such as our agreement with Novartis, we are obligated to make specified payments upon achieving certain milestones relating to the development and approval of our products, or on the basis of net sales of our products. As of March 31, 2009, we believe that we have achieved two milestones totaling $750,000 due to Novartis that would be payable in the event MEPACT is successfully commercialized in Europe. As such, we have recorded this amount as Patents, Trademarks and Other Licenses with a corresponding non-current liability on our balance sheet as of the quarter ended March 31, 2009. In addition, under certain of our agreements with clinical sites for the conduct of our clinical trials, we make payments based on the number of patients enrolled. There is significant variability associated with these agreements which are impacted by a variety of estimates and assumptions, including future sales volumes and timing of clinical trials and regulatory processes, which may not be accurate, may not be realized, and are inherently subject to various risks and uncertainties that are difficult to predict and are beyond our control.
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
Off-Balance Sheet Arrangements
     As of March 31, 2009, we were not a party to any transactions, agreements or contractual arrangements to which an entity that is not consolidated with us was a party, under which we had:
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
Trends
     The level of our research and development spending will depend on numerous factors including the number of products in development, the number of products partnered, the results and progress of nonclinical and clinical testing, the regulatory approval process for our products, especially for mifamurtide in the U.S. in the near term, our financial condition and ability to raise additional capital as well as general market conditions.
     For the three months ended March 31, 2009 and 2008, we have spent approximately $3.0 million and $3.9 million, respectively, related to research and development. As a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program and our decision to shut down our operations in Paris, France, and the granting of marketing authorization in Europe for MEPACT, we expect our research and development expenses to decrease in 2009 from 2008 levels. Spending on MEPACT associated with certain pre-launch commercial activities in Europe will be partially offset as a result of shutting down our French operations and related development activities. In addition, the lease for our facility in Irvine, California terminates November 30, 2009. In connection with the termination of the lease we are required to restore certain portions of the facility, which we made modifications to in support of our business needs at the time, to their pre-existing condition. We have estimated that the restoration would cost approximately $0.3 million, which we have recorded as a current liability as of March 31, 2009.
     If we are unable to find a commercialization partner and proceed with commercialization of MEPACT in Europe ourselves, we expect our selling and marketing expenses to increase correspondingly with our activities to commercialize MEPACT. In addition, we would expect to incur significant costs related to manufacturing MEPACT, which would be recorded as cost of goods sold. Furthermore, depending on the outcome of the NDA filing with the FDA for mifamurtide, we may owe milestone payments as well as royalties in the event of its commercialization, under a licensing agreement with Novartis, which was transferred to us by Jenner in 2003. However, our obligations to make milestone payments are contractually deferred until we realize profitability on MEPACT.
     We expect our general and administrative expenses to decrease in 2009 compared to 2008 levels as a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program and our decision to shut down our operations in Paris, France and our near-term focus on strategic alternatives.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At March 31, 2009, our investment portfolio included cash and money market accounts. Approximately $5.7 million of our cash is invested in three money market mutual funds, which consist primarily of government and high-grade securities, generally with maturities of less than three months. Due to their very short-term nature, such securities are subject to minimal interest rate risk. However, our investment can be affected by losses to the extent the underlying securities are adversely impacted by the current credit market conditions. The money market mutual funds are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although the funds seek to preserve the value of the investment at $1.00 per share, we can lose the invested principal if the underlying securities suffer losses. The funds may have holdings which include certain securities that are illiquid, in default, under restructuring or have been subject to a ratings downgrade. However, the funds continue to report a per share net asset value, or NAV, of $1.00, which represents the price at which investors buy and sell fund shares from and to the fund company. The NAV is computed once at the end of each trading day based on the closing market prices of the portfolio’s securities. We believe that our investment has not been impaired and that we can continue to withdraw our funds at any time without restriction. We will continue to monitor the value of the funds periodically for potential indicators of impairment
     We currently do not hedge interest rate exposure, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income. We also do not hedge currency exchange rate exposure.
     The current credit crisis may also have a potential impact on our need to obtain additional financing in the future and may impact the determination of fair values, financial instrument classification, or require impairments in the future.

ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
     As of March 31, 2009, we have performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report under the supervision and with the participation of our management, including our President and Chief Executive Officer, or CEO, our principal executive officer, and our Senior Vice President, Finance and Administration and Chief Financial Officer, or CFO, our principal financial officer. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls are met, and no evaluation of controls can provide absolute assurance that all controls and instances of fraud, if any, within a company have been detected.
Changes in internal control over financial reporting
     We have not made any significant changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     We will continue to spend substantial amounts on research and development, including regulatory activities associated with gaining marketing authorization for mifamurtide in the U.S. and pre-commercial activities for mifamurtide, including amounts spent for manufacturing clinical and commercial supplies. While we have taken appropriate steps designed to contain such expenses, we cannot be certain that we will reduce our expenses sufficiently in light of our available funds. We will need to raise additional funding to continue to operate our business if we do not complete a strategic partnership or transaction. We do not have committed external sources of funding and may not be able to obtain any additional funding as a result of the volatile market conditions, particularly for biotechnology companies. In order to focus on those areas we believe can provide the most near term value to our stockholders and to ensure we have adequate cash to complete our review of strategic options for the Company, we are concentrating our near-term efforts on certain MEPACT pre-launch commercial activities in Europe and review of such strategic options, including merger or acquisition opportunities, which may involve a change in control of our company. Consequently, we have placed the U.S. mifamurtide NDA amendment submission on hold until we complete our strategic review, which we believe will allow us to operate into the third quarter of 2009. Our future operational and capital requirements will depend on many factors, including:
•	whether or not we are able to complete a strategic transaction on terms that are favorable to us, or at all;

•	whether we are able to secure additional financing on favorable terms, or at all;

•	the costs associated with, and the success of, obtaining pricing approval for MEPACT in Europe, and for obtaining marketing and pricing approval for mifamurtide in the U.S. and the timing of any such approvals;

•	the success or failure of the product launch and commercialization of MEPACT in Europe;

•	the costs associated with filing an NDA amendment for mifamurtide as a result of what the FDA requested and may request later from us in such filing;

•	the costs associated with planning for and conducting clinical trials for our product candidates, including IDM-2101, our lung cancer vaccine candidate;

•	progress with other nonclinical testing and clinical trials in the future;

•	our ability to establish and maintain collaboration and license agreements and any government contracts and grants;

•	the actual revenue we receive under any license agreements;

•	the time and costs involved in obtaining and maintaining regulatory approvals for our products;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and any other proprietary rights;

•	competing technological and market developments; and

•	the magnitude of our immunotherapeutic product discovery and development programs.
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
     Our failure to obtain additional funding may require us to delay, reduce the scope of or eliminate one or more of our current research and development projects, sell certain of our assets (including one or more of our drug programs or technologies), sell our company, or dissolve and liquidate all of our assets. For example, given constraints on our cash resources, we have discontinued further development of UVIDEM, BEXIDEM and COLLIDEM candidates as we devote existing capital to the development of our lead product candidate, mifamurtide.
*We may not be able to continue as a going concern or fund our existing capital needs.
     Our independent registered public accounting firm has included an explanatory paragraph in their report on our 2008 financial statements filed in our Annual Report, with the SEC on March 31, 2009, as amended, related to the uncertainty of our ability to continue as a going concern. There is substantial doubt as to whether we will be able to continue as a going concern beyond the third quarter of 2009 without access to additional capital. There can be no assurance that we will be able to obtain additional funds during 2009 on satisfactory terms, or at all. If we are unable to complete a strategic partnership or transaction and if we cannot obtain sufficient additional financing in the short-term, we may be forced to restructure or significantly curtail our operations, file for bankruptcy or cease operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be forced to take any such actions. Based upon the foregoing, our independent registered public accounting firm has included an explanatory paragraph in their report on our 2008 financial statements related to the uncertainty in our ability to continue as a going concern.
We are evaluating and considering strategic transactions, but we may not be able to complete any transaction successfully.
     As previously announced, we are evaluating strategic alternatives available to us. The options we are considering include various strategic transactions, including merger or acquisition opportunities, which may involve a change in control of our company. We have engaged JMP Securities, LLC, an investment bank, to advise us in exploring alternatives available to us with respect to a possible merger or acquisition transaction. Our consideration and completion of any strategic transaction is subject to risks that could materially and adversely affect our business and financial results, including risks that we will forego business opportunities while any transaction is being considered or is pending; that our business, including our ability to retain key employees, may suffer due to uncertainty; risks inherent in negotiating and completing any transaction, including whether we would be able to secure sufficient shareholder support for any transaction and whether we could complete a transaction on favorable terms if at all; and challenges in integrating businesses and technologies in the event any transaction is completed. Our efforts to implement any strategic alternative are further complicated by the current volatility in the capital markets and the weakening economy. If we are not able to complete a strategic partnership or transaction within a reasonable period of time, we will need to obtain additional funding in order to be able to continue to operate our business.
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
Even though we have received regulatory approval for MEPACT in Europe, we currently do not have the infrastructure or resources for commercialization and we may not be able to secure adequate pricing and reimbursement in Europe for us or any strategic partner to achieve profitability.
     MEPACT is the only product candidate for which we have received marketing authorization. Any revenues generated will be limited by our ability to, in time, develop our own commercial organization or find a partner for the distribution of the product. In addition, the ability to obtain adequate pricing and reimbursement for MEPACT, and the rate of adoption of the product are risks associated with the commercialization of MEPACT. We may also face competition from new treatments or new investigational approaches with existing therapies.
     We currently do not have operational sales and marketing infrastructure for MEPACT and do not currently have plans or sufficient funds to secure this capability. We would need to complete a strategic collaboration or other transaction with a strategic partner that has EU, and potentially U.S., operational commercial abilities or otherwise arrange for the commercialization ourselves, which would require financing. If we are unable to commercialize MEPACT ourselves or with or through a partner promptly, any delay would materially adversely affect our business and financial position due to reduced or delayed revenues from MEPACT sales.
     In addition, the ability to obtain adequate pricing and reimbursement for MEPACT, and the rate of adoption of the product by the national healthcare systems are uncertainties that may influence the timing for commercial launch of MEPACT. MEPACT is the first ultra-orphan oncology drug approved in Europe and as such, there are no similar approved products in the EU against which the pricing and reimbursement for MEPACT can be referenced. In most European markets, demand levels for healthcare in general and for pharmaceuticals in particular are principally regulated by national governments.  Therefore, pricing and reimbursement for MEPACT will have to be negotiated on a Member State by Member State basis according to national rules, as there does not exist a centralized European process. We have started the pricing and reimbursement process in certain EU Member States. As each Member State has its own national rules governing pricing control and reimbursement policy for pharmaceuticals, there are likely to be uncertainties attaching to the review process, and the level reimbursement that national governments are prepared to accept. In the current economic environment, governments and private payers or insurers are increasingly looking to contain healthcare costs, including costs on drug therapies. If we are unable to obtain adequate pricing and reimbursement for MEPACT in Europe, we or a potential strategic partner or collaborator may not be able to cover the costs necessary to manufacture, market and sell the product limiting or preventing our ability to achieve profitability.
     MEPACT has received orphan drug designation in the U.S. and in the EU, which would provide us with a seven-year period of market exclusivity in the U.S. commencing on the date of FDA approval, and a 10-year period of market exclusivity in EU commencing on the date of grant of the European centralized marketing authorization, or through March 2019 in the EU.  This market exclusivity would apply only to the approved indication for the treatment of osteosarcoma. However, the granted market exclusivity does not stop a similar product being considered for regulatory approval if it is proven to be clinically more effective and/or safer than MEPACT.  In parallel, because MEPACT is considered a new active substance, under European pharmaceutical law, a period of 10-year regulatory data protection/exclusivity is attached to the marketing authorization. During the regulatory data protection period, no generic applicants may cross-refer to the nonclinical and clinical data contained in the file for MEPACT to support approval a generic version of mifamurtide. The European patents for the liposomal formulation of MEPACT expired in 2005 and certain other patents covering the active ingredient in MEPACT expired at the end of 2003.  As a result, if a competitor develops a new formulation for MEPACT, we may face generic competition following the expiration of market exclusivity and regulatory data protection.  If we are not able to commercialize MEPACT successfully, we may not bring to market our other product candidates for several years, if ever, and our prospects will be harmed as a result.
*Our lead product candidate, mifamurtide, may never obtain regulatory approval in the U.S.
     Even though we have received marketing authorization for MEPACT in Europe, we may never obtain regulatory approval in the U.S. We submitted an NDA to the FDA for mifamurtide, requesting approval for its use in the treatment of newly diagnosed resectable high grade osteosarcoma patients following surgical resection in combination with multiple agent chemotherapy. In August 2007, the FDA issued a not approvable letter to us after completing the review of the NDA for mifamurtide. In this letter, the FDA requested data from additional clinical trials to demonstrate the benefit of mifamurtide, as well as information or clarification with respect to other sections of the NDA. In order to focus existing resources on certain MEPACT pre-launch commercial activities in Europe and to conserve cash while we complete our review of strategic options for the Company, we have placed the U.S. mifamurtide NDA amendment submission on hold until we complete our review.
     If a single randomized trial is intended to support a marketing application, the trial should be well designed, well conducted, internally consistent and provide statistically persuasive efficacy findings, and a second trial would be ethically or practically impossible to perform. The mifamurtide marketing applications include efficacy and safety data from one Phase 3 clinical trial conducted by the COG sponsored by the NCI completed prior to our purchase of mifamurtide from Jenner in 2003 and data from nonclinical, Phase 1 and Phase 2 studies. The FDA may not consider nonclinical and clinical development work conducted by Ciba-Geigy, or safety and efficacy data and analyses from several Phase 1/2 and Phase 3 clinical trials, or the Phase 3 study design, conduct and analysis to be adequate or valid for their assessment of mifamurtide. These factors may cause significant delays in review, may result in the FDA requiring us to conduct additional nonclinical or clinical trials, or may result in a determination by the FDA that the quality, safety and/or efficacy data do not support marketing approval.
     We may not be able to collect, analyze and submit additional data in an amendment to the NDA for mifamurtide, if at all. Further, it is possible that the additional data will not support the safety and efficacy of mifamurtide in the treatment of non-metastatic osteosarcoma, will not allow a more robust efficacy analysis of mifamurtide, will not continue to support the overall survival benefit of mifamurtide in osteosarcoma, and may not provide substantial evidence for the potential regulatory approval of mifamurtide.
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
     Manufacturing of mifamurtide and mifamurtide components for IDM Pharma by third party suppliers is based in part on the specifications and processes established before the Phase 3 trial. We have produced MEPACT materials that meet the same specifications as the product used in pivotal clinical trials. We submitted data showing comparability of the new (IDM Pharma) and the old (Ciba-Geigy) materials in the NDA and MAA so that the data generated during nonclinical and clinical development can be used to support regulatory marketing approval. If the FDA does not accept our assessment of the comparability results, the approval in the U.S. would be significantly delayed.
     Manufacturing of mifamurtide and mifamurtide components for IDM Pharma is also a complex process involving a number of suppliers and steps, and is carried out in numerous locations and countries. Managing this manufacturing process is intricate and also involves issues created by time zone and language differences as well as knowledge of local and territorial regulations. We rely on our employees, local manufacturer representatives and consultants with knowledge of the local and territorial regulations to manufacture mifamurtide and its components to meet all of the required manufacturing and regulatory specifications. If we are unable to manufacture mifamurtide and its components in accordance with application requirements, our ability to obtain regulatory approval for mifamurtide in the U.S. would be adversely affected.
     The development of mifamurtide suitable for commercial distribution, the review of our NDA amendments by the FDA and stringent regulatory requirements to manufacture commercial products in various geographies have required and will continue to require significant investments of time and money, as well as the focus and attention of key personnel. If we fail to receive or are delayed in receiving regulatory approval for mifamurtide in the U.S., our financial condition and results of operations will be significantly and adversely affected.
*We presently do not meet all of the NASDAQ Global Market continued listing requirements and our common stock may be delisted from the NASDAQ Global Market which could reduce the liquidity of our common stock and adversely affect our ability to raise additional capital.
     Our common stock is currently listed on the NASDAQ Global Market under the symbol “IDMI.” In order to continue trading on the NASDAQ Global Market we must comply with the NASDAQ Global Market’s continued listing requirements, which include the requirement that we must satisfy either the $50.0 million minimum market value of listed securities requirement for ten consecutive trading days (pursuant to Rule 5450(b)(2)(A) of the NASDAQ Marketplace Rules) or the $10 million in stockholders’ equity requirement (pursuant to Rule 5450(b)(1)(A) of the NASDAQ Marketplace Rules). Our stockholders’ equity was $9.1 million as of December 31, 2008, and consequently, on April 8, 2009, we were notified by the Listing Qualifications Staff of the NASDAQ Stock Market LLC, or NASDAQ, that our common stock may be subject to delisting for failing to satisfy the $10 million in stockholders’ equity requirement, and requesting that we submit a plan describing what we intend to do in order to regain and maintain compliance with all of NASDAQ’s continued listing requirements, including the $10 million in stockholders’ equity requirement. In response to the NASDAQ notice we submitted a request to NASDAQ for an extension of time to regain compliance and NASDAQ has granted that request. Because we do not have committed external sources of funding and may not be able to obtain any additional funding due to volatile market conditions, particularly for biotechnology companies, there is a risk that we will not be able to regain compliance with the stockholders’ equity requirement during the extension period. If we do not regain compliance, and do not elect or are unable to transfer to the NASDAQ Capital Market, NASDAQ will provide written notification that our common stock will be delisted, after which we may choose to appeal the staff determination to the NASDAQ Listing Qualifications Panel. Delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. Such delisting could also adversely affect our ability to obtain future financing for the continuation of our operations.
We are evaluating our research and development programs and considering strategic transactions, but we may not be able to complete any transaction successfully.
     As previously announced, we are evaluating our research and development programs, including related assets and costs, and strategic alternatives available to us. The options we are considering include various strategic transactions, including merger or acquisition opportunities, which may involve a change in control of our Company. We have engaged JMP Securities, LLC, an investment bank, to advise us in exploring alternatives available to us with respect to a possible merger or acquisition transaction. Our consideration and completion of any strategic partnership or transaction is subject to risks that could materially and adversely affect our business and financial results, including risks that we will forego business opportunities while any transaction is being considered or is pending; that our business, including our ability to retain key employees, may suffer due to uncertainty; risks inherent in negotiating and completing any transaction, including whether we would be able to complete a transaction on favorable terms if at all; and challenges in integrating businesses and technologies in the event any transaction is completed. Our efforts to implement any strategic alternative are further complicated by the current volatility in the capital markets and the weakening economy. If we are not able to complete a strategic transaction within a reasonable period of time, we will need to obtain additional funding in order to be able to continue to operate our business.
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
The process of developing immunotherapeutic products requires significant research and development, nonclinical testing and clinical trials, all of which are extremely expensive and time-consuming and may not result in a commercial product.
     Our product candidates other than mifamurtide are at early stages of development, and we may fail to develop and successfully commercialize safe and effective treatments based on these products or other technology. For each product candidate, we must demonstrate safety and efficacy in humans through extensive clinical testing, which is very expensive, can take many years and has an uncertain outcome. We may experience numerous unforeseen events during or as a result of the testing process that could delay or prevent testing or commercialization of our products, including:
•	the results of nonclinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;

•	after reviewing test results, we may abandon projects that we might previously have believed to be promising;

•	after reviewing test results, our collaborators may abandon projects that we might believe are still promising and we would either have to bear the operating expenses and capital requirements of continued development of our therapeutic cancer vaccines or abandon the projects outright or put them on hold as we have done with our UVIDEM development program following sanofi-aventis’ termination of its participation in the program;

•	we, our collaborators or government regulators may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks;

•	clinical trials may be delayed as a result of difficulties in identifying and enrolling patients who meet trial eligibility criteria;

•	safety and efficacy results attained in early human clinical trials may not be indicative of results that are obtained in later clinical trials; and

•	our product candidates may not have the desired effects or may have undesirable side effects that preclude regulatory approval or limit their commercial use, if approved.
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
*Our revenues and operating results are likely to fluctuate and be unpredictable.
     Our revenues and operating results have fluctuated in the past, and our revenues and operating results are likely to continue to do so in the future. This is due to the non-recurring nature of these revenues, which in the past have been derived principally from payments made under the collaboration agreement with sanofi-aventis and from government grants and contracts. As a result of sanofi-aventis’ decision to terminate its participation in the UVIDEM development program and our decision to close operations of our Paris, France facility, where the majority of our government grants and contracts were awarded and performed, we expect revenues in the near term to be primarily derived from investment income and to be significantly less than in prior years. If we are able to commercialize mifamurtide, either with a partner, or alone if we are able to obtain financing, our revenues will be unpredictable after initial launch as they will be impacted by pricing and reimbursement for mifamurtide, and the rate of adoption of the product. Our costs associated with mifamurtide may also be unpredictable and fluctuate depending on volume, distribution, warehousing, transportation and manufacturing costs, and taxes and other costs in the various geographies in which we may sell.
     In connection with the private placement we completed on February 20, 2007 and the registered direct offering we completed on June 20, 2007, we issued warrants to purchase 782,568 and 2,594,844 shares of common stock (including those shares issued to the placement agent in the registered direct offering), respectively. Upon a change in control (as described in the warrant agreements) in which we receive all cash consideration, the unexercised portion of these warrants becomes exercisable for (or in the case of the February 20, 2007 warrants is terminated in exchange for) cash in an amount equal to such warrants’ value computed using the Black-Scholes-Merton pricing model with prescribed assumptions and guidelines. Initially, the warrants are exercisable for five years from the respective dates of issuance and may be exercised in cash or on a cashless exercise basis.
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
     We have experienced significant operating losses since our inception. Our accumulated deficit was $221.8 million as of March 31, 2009. It is likely that we will continue to incur substantial net operating losses for the foreseeable future, which may adversely affect our ability to continue operations. We have not generated revenues from the commercialization of any product. All of our revenues to date have consisted of contract research and development revenues, license and milestone payments, research grants, certain asset divestitures and interest income. To achieve profitable operations, we, alone or with collaborators, must successfully identify, develop, register and market proprietary products. We currently do not have operational sales and marketing infrastructure for mifamurtide and do not currently have plans or sufficient funds to secure this capability. We also cannot be assured that we will secure adequate pricing, listing and reimbursement of MEPACT in Europe. We would need to complete a strategic collaboration or other transaction with a strategic partner that has EU, and potentially U.S., operational commercial abilities or otherwise arrange for the commercialization ourselves, which would require financing. We therefore do not expect to generate revenues from the commercialization of any product until the second half of 2009 at the earliest. We may not be able to generate sufficient product revenue to become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or yearly basis.
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
     The manufacturing of MEPACT involves the acquisition of the active pharmaceutical ingredient, or API, and excipients, which are dissolved in a specialized solvent, mixed, filtered and finally lyophilized, or freeze-dried, in vials. Currently we have contracts with third-party suppliers for the manufacture of the API and final product formulation, fill and finish for MEPACT. We also have agreements with several other suppliers that perform the key analytical and quality control tests necessary for the release of MEPACT. The excipients are purchased via purchase orders.
     While we have identified alternate suppliers that could provide these products and services, should the ability of our current contractors to manufacture and test MTP-PE and/or MEPACT be impaired or otherwise limited, we do not have any agreements or current arrangements with these alternate suppliers. Delays or impairment of our ability to continue manufacturing mifamurtide could be caused by physical damage or impairment of our supplier facilities, failure to renew manufacturing agreements with them or other unforeseen circumstances. Such impairment could significantly impact our ability to commercialize MEPACT in Europe should we find a partner or conclude a financing which would allow us to commercialize on our own. Despite our having already identified potential alternative suppliers, it would take a significant amount of time and resources to initiate and validate all of the required processes and activities to bring any new supplier on-line, resulting in interruptions in the availability of MEPACT.
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
     If products manufactured by third-party suppliers fail to comply with regulatory standards, sanctions could be imposed on us. These sanctions could include fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of our products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. If we change manufacturers for MEPACT, we will be required to undergo revalidation of the manufacturing process and procedures in accordance with GMP. This revalidation could be costly, incur significant delays and require the attention of our key personnel.
     We cannot be sure that we can manufacture, either on our own or through contracts with outside parties, our immunotherapeutic product candidates at a cost or in quantities that are commercially viable.
We are subject to extensive and uncertain government regulation and we may not be able to obtain necessary regulatory approvals.
     To date, none of our potential products have been approved for marketing by any regulatory agencies. We cannot be sure that we will receive the regulatory approvals necessary to commercialize any of our potential products. Our product candidates will be subject to extensive governmental regulation, and the applicable regulatory requirements are uncertain and subject to change. The FDA and the EMEA maintain rigorous requirements for, among other things, the research and development, nonclinical testing and clinical trials, manufacture, safety, efficacy, record keeping, labeling, marketing, sale and distribution of therapeutic products. Failure to meet ongoing regulatory requirements or obtain and maintain regulatory approval of our products could harm our business. In particular, the U.S. is the world’s largest pharmaceutical market. Without FDA approval, we would be unable to access the U.S. market. In addition, noncompliance with initial or continuing requirements can result in, among other things:
•	fines and penalties;

•	injunctions;

•	seizure of products;

•	total or partial suspension of product marketing;

•	failure of a regulatory agency to grant marketing authorization;

•	withdrawal of marketing approvals; and

•	criminal prosecution.

     The regulatory process for new drug products, including the required nonclinical studies and clinical testing, is lengthy, uncertain and expensive. We will be required to submit extensive product characterization, manufacturing and control, and nonclinical and clinical data and supportive information for each indication in order to establish the potential product’s safety and effectiveness. The approval process may result in long-term commitments for post-marketing studies.
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
     Many of the companies developing competing technologies and products have significantly greater financial resources and expertise in research and development, manufacturing, nonclinical and clinical development, obtaining regulatory approvals and marketing than we have, and we may not be able to compete effectively against them. Large pharmaceutical companies in particular, such as sanofi-aventis, Glaxo SmithKline, Roche, Pfizer, Novartis and AstraZeneca have substantially more extensive experience in clinical testing and in obtaining regulatory approvals than us. Smaller or early-stage companies, most importantly those in the immunotherapy field, may also prove to be significant competitors. These companies may become even stronger competitors through collaborative arrangements with large companies. All of these companies may compete with us to acquire rights to promising antibodies, antigens and other complementary technologies.
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
     We currently do not have operational sales and marketing infrastructure for MEPACT and do not currently have plans or sufficient funds to secure this capability. We also cannot be assured that we will secure adequate pricing, listing and reimbursement of MEPACT in Europe. We would need to complete a strategic collaboration or other transaction with a strategic partner that has EU, and potentially U.S., operational commercial abilities or otherwise arrange for the commercialization ourselves, which would require financing. If we were to market and commercialize mifamurtide on our own in the U.S., assuming receipt of the necessary regulatory approval, it is expected that we will grow in certain areas of our operations as we develop. In particular, we will need to expand our sales and marketing capabilities to market MEPACT. We will therefore need to recruit personnel, particularly sales and marketing personnel, and expand our capabilities, which may strain our managerial, operational, financial and other resources. To compete effectively and manage our growth, we would have to:
•	train, manage, motivate and retain our employee base;

•	accurately forecast demand for, and revenues from, our product candidates, particularly mifamurtide; and

•	expand existing operational, financial and management information systems to support development and commercialization activities.
     Our failure to manage these challenges effectively could harm our business.
*Our financial results may be adversely affected by fluctuations in foreign currency exchange rates.
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
     The market prices for securities of biotechnology companies, including our common stock, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are not necessarily related to the operating performance of such companies. From August 16, 2005, when we began trading on the NASDAQ Global Market under our new trading symbol “IDMI” through March 31, 2009, the closing stock price of our common stock ranged from $0.59 to $9.27 and has been and will continue to be influenced by general market and industry conditions. In addition, the following factors may have a significant effect on the market price of our common stock:
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

     Our executive officers and directors, in the aggregate, beneficially own approximately 0.3% of the shares of our common stock as of March 31, 2009. Moreover, Palo Alto Investors, LLC, Medarex and sanofi-aventis currently own approximately 41.0%, 10.4%, and 4.6%, respectively, of the total shares of our common stock outstanding as March 31, 2009. As a result, Palo Alto Investors LLC, Medarex and sanofi-aventis, and our other principal stockholders, executive officers and directors, should they decide to act individually or together, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including any strategic transaction that may require stockholder approval, the election and removal of directors, distribution of dividends, changes to our bylaws and other important decisions, such as future equity issuances. To our knowledge, Palo Alto Investors LLC, Medarex and sanofi-aventis have not, nor have any of our other principal stockholders, entered into any voting agreements or formed a group as defined under the Exchange Act.
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

ITEM 6. EXHIBITS

Exhibit
Number	Document Description
3.1	Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 2, 1991.(1)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on April 2, 1993.(2)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 5, 1995.(3)

3.4	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 5, 1995.(3)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 2, 1998.(4)

3.6	Certificate of Increase of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on July 2, 1998.(4)

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 12, 1998.(5)

3.8	Certificate of Designations of the Series S and Series S-1 Preferred Stock filed with the Secretary of State of Delaware on June 29, 1999.(6)

3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 1, 1999.(7)

3.10	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on September 23, 1999.(8)

3.11	Certificate of Decrease of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on September 23, 1999.(8)

3.12	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 17, 2004.(9)

3.13	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on August 15, 2005.(10)

3.14	Certificate of Ownership and Merger, filed with the Secretary of State of Delaware on August 15, 2005.(10)

3.15	Amended and Restated Bylaws of the Company.(12)

4.1	Reference is made to Exhibits 3.1 through 3.15.

4.2	Specimen certificate of the Common Stock.(14)

4.3	Unit Purchase Agreement, dated February 20, 2007, by and among the Registrant and the purchasers listed on Exhibit A thereto.(11)

4.4	Form of Warrant.(11)

4.5	Form of Securities Purchase Agreement.(13)

4.6	Form of Warrant.(13)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted).

32.1	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted).

*	Executive Compensation Plans and Arrangements

(1)	Incorporated by reference to the Company’s Form S-1 Registration Statement and Amendments thereto filed with Securities and Exchange Commission (the “SEC”) (File No. 33-43356).

(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 22, 1993 (File No. 000-19591).

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the SEC on March 31, 1995 (File No. 000-19591).

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, filed with the SEC on August 14, 1998 (File No. 000-19591).

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the SEC on November 16, 1998 (File No. 000-19591).

(6)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on July 16, 1999 (File No. 000-19591).

(7)	Incorporated by reference to the Company’s Definitive Proxy Statement, filed with the SEC on Form DEF 14A on July 28, 1999 (File No. 000-19591).

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed with the SEC on November 15, 1999 (File No. 000-19591).

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on July 2, 2004 (File No. 333-11716).

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2005.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 21, 2007.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 27, 2007.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2007.

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 21, 2008.

IDM PHARMA, INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDM PHARMA, INC.
Dated: May 11, 2009	By:	/s/ Timothy P. Walbert
Timothy P. Walbert
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 11, 2009	By:	/s/ Robert J. De Vaere
Robert J. De Vaere
Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)